Form 10-K
period 2009-12-31
Vuzix Corp
filed 2010-03-31
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53846

Vuzix Corporation
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 75 Town Centre Drive Rochester, New York (Address of principal executive office)	04-3392453 (I.R.S. employer identification no.) 14623 (Zip code)
(585) 359-5900
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:
common stock, par value $0.001 per share
warrants to purchase common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There was no active trading market for the registrant’s common stock or warrants as of June 30, 2009. As of January 5, 2010 (the date that the registrant’s common stock and warrants began trading on the TSX Venture Exchange), the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates was approximately Cdn$31,600,000 (based on the closing price of the common stock of Cdn$0.175 per share on that date, as reported on the TSX Venture Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).

As of March 30, 2010, there were 263,600,274 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference to portions of the registrant’s proxy statement for its 2010 annual meeting of stockholders.

TABLE OF CONTENTS

PART I

Item 1.	Business

FORWARD-LOOKING STATEMENTS

     This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements include statements concerning:

•	our possible or assumed future results of operations;

•	our business strategies;

•	our ability to attract and retain customers;

•	our ability to sell additional products and services to customers;

•	our cash needs and financing plans;

•	our competitive position;

•	our industry environment;

•	our potential growth opportunities;

•	expected technological advances by us or by third parties and our ability to leverage them;

•	the effects of future regulation; and

•	the effects of competition.

All statements in this annual report that are not historical facts are forward-looking statements. We may, in some cases, use terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes to identify forward-looking statements.

 The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These important factors include our financial performance and the other important factors we discuss in greater detail in “Risk Factors.” You should read these factors and the other cautionary statements made in this annual report as applying to all related forward-looking statements wherever they appear in this annual report. Given these factors, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date on which the statements are made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should read this annual report and the documents that we reference in and have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we currently expect.

Company Overview

We are engaged in the design, manufacture, marketing and sale of devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our products (known commercially as Video Eyewear but also commonly referred to as virtual displays, wearable displays, personal viewers, head mounted displays, or near-to-eye displays) are used to view high-resolution video and digital information from mobile electronic devices, such as cell phones, portable media players, gaming systems and laptop computers. Our products provide the user with a viewing experience that simulates viewing a large screen television or a desktop computer monitor that can be viewed practically anywhere, anytime.

 Our Video Eyewear products feature high performance miniature display modules, low power electronics and related optical systems. We produce both monocular and binocular Video Eyewear devices that we believe are excellent solutions for uses including many mobile computer, mobile internet devices (MID) or video viewing requirements, including general entertainment applications. We focus on two markets: the consumer markets for gaming and mobile video and rugged mobile displays for defense and industrial applications. We also offer low-vision assist Video Eyewear products that are designed to assist and improve the remaining vision of many people suffering from macular degeneration.

 Owners of mobile display devices increasingly want to use them to view high-resolution, full color content. The displays currently used in these mobile devices do not work well for this purpose because they are either too small, which makes it extremely difficult for the human eye to view the detail of the images that they display, or they are too large, making the device heavier, larger and difficult to carry. Today, many mobile devices, like the iPhone, have employed a touch screen with software capable of magnifying or zooming in on a small portion of the image. We believe that many consumers consider this solution unsatisfactory because it is not like their desktop computer viewing experience and they find it difficult to navigate touch screens and to find information on the portion of the image being viewed.

 In contrast, our Video Eyewear products enable users of many mobile devices to effectively view the entire screen on a small, eyeglass-like device. They can be used as a wearable replacement for any television or desktop computer monitor in almost any environment. Our products employ microdisplays that are smaller than one-inch diagonally, with some as small as one-quarter of an inch. They can display an entire, detailed image with resolution of up to 1280×1080 pixels (High Definition or HD). The images on the microdisplay are viewed through proprietary magnifying optics that are usually designed by us and incorporated into our Video Eyewear products. Using these optics and displays, our Video Eyewear products provide a virtual image that appears to be similar to the image on a full size computer screen from a normal desktop working distance or the image on a large flat panel television from normal home TV viewing distance. For example, when magnified through our optics, a high-resolution 0.44-inch diagonal microdisplay can provide a viewing experience comparable to that on a 62-inch diagonal television screen viewed at nine feet.

 Overall Strategy

 Our goal is to establish and maintain a leadership position as a worldwide supplier of Video Eyewear and virtual imaging technology solutions. We intend to offer our technologies across major markets, platforms and applications. We will strive to be an innovator in designing virtual display devices that enable new mobile video viewing and general entertainment applications.

 To maintain and enhance our position as a leading provider of virtual display solutions, we intend to:

•	improve brand name recognition;

•	provide excellent products and service;

•	develop products for large markets;

•	broaden and develop strategic relationships and partnerships;

•	promote and enhance development of third party software that can take advantage of our products;

•	expand market awareness for Video Eyewear, including use for Virtual Reality and Augmented Reality;

•	obtain and maintain market leadership and expand customer base;

•	Reduce production costs and exploit our technologies cost advantages;

•	extend our proprietary technology leadership;

•	enhance and protect our intellectual property portfolio;

•	establish multiple revenue sources;

•	continue to invest in highly qualified personnel;

•	build and maintain strong design capabilities; and

•	leverage our outsourcing model.

The Market

We believe that there is growing demand for mobile access to high-resolution content in several major markets. Our business focuses on the consumer mobile entertainment and gaming markets and the industrial and defense markets. The demand for personal displays in these markets is being driven by such factors as:

•	Increasing use of the Internet in all aspects of society and business, which is increasing demand for Internet access “anywhere, anytime”.

•
Increased spending by consumers on mobile entertainment devices such as iPods and smart cellular telephones with video capabilities. Our Video Eyewear products can provide viewable high-resolution mobile displays for users of these devices, with better viewing capability and higher detailed resolution than the small screens on existing mobile devices.

•
Industrial, defense and security sectors are employing mobile communications, sensors and surveillance devices that are light, durable and easy to use but require displaying their high-resolution content on an external device and often in a hands-free way. Our wearable Video Eyewear products can be ideal for this and will allow a user their physical mobility.

•
Video gaming on PCs and consoles continues to grow in North America and around the world. We believe that our Virtual Display technologies will significantly increase user satisfaction with gaming applications by engaging the user through the use of stereoscopic imagery and interactive head tracking. Our Virtual Reality and Augmented Reality Video Eyewear are designed to provide this capability.

•
The widening distribution of new three dimensional (3D) movies and other 3D content in North America is creating a need for a method to play this content outside movie theaters. We believe that Video Eyewear, with its inherent dual display design, is well suited for the playback of 3D content. Stereoscopic 3D video playback on Video Eyewear also avoids many of the negative issues commonly encountered by shutter, polarized or color anaglyph glasses used in competing technologies and allows the user to view 3D content without purchasing new computer or television equipment.

•
People with low-vision problems require devices to magnify and capture images that they wish to see and to display them in a manner that they can view with their remaining vision. Our Video Eyewear, with the addition of a camera and digital signal processing in a single device, can provide this capability to many people suffering from certain types of vision problems.

Target Markets

Our target markets and applications by major sector are:

Consumer

Entertainment and Internet.   We believe that there is an increasing demand for convenient, high-resolution, 3D displays to view content such as movies, entertainment and the Internet in a mobile environment.

Gaming.    We believe that there is a need for high-resolution, interactive, stereoscopic 3D display devices for use with desktop computers, consoles and other gaming products. We believe that gaming on modern mobile devices with small, direct view screen is not a satisfactory experience for many consumers. Our Video Eyewear products are designed to significantly enhance a consumer’s experience by providing larger, high-resolution images with stereoscopic 3D capabilities. We believe that there is also a demand for display devices that enable the user to simulate and experience movement within a three-dimensional environment when using either gaming consoles or mobile devices. We anticipate that Virtual Reality (VR) (which allows a user to interact with a computer-simulated environment, whether that environment is a simulation of the real world or an imaginary world) and Augmented Reality (AR) (which combines real-world and computer-generated data in real time) will become increasingly popular entertainment applications. Both VR and AR are difficult to implement using traditional desktop computer monitors and televisions.

Industrial and Defense

The US government requires display devices for mobile and hands-free viewing of computer and mapping information, remote viewing of sensor data, and remote viewing of transmissions from targeting systems. These applications currently include:

•	Night vision and thermal sighting systems;

•	Unmanned vehicle and robotic systems; and

•	Training and simulation systems, including AR Video Eyewear.

These systems typically are required to provide detailed, high-resolution images, with limited power consumption and low external light emission, and to be durable.

Our Video Eyewear products are also used for a number of industrial applications, including as remote camera displays and wearable computer displays, for viewing of industrial thermal signature systems and for providing hands-free access to manuals and other required information in remote and in-field maintenance servicing.

Low-vision Assist

We believe that our Video Eyewear products may provide solutions for patients suffering from certain types of visual handicaps. Our low-vision assist products are designed to assist patients suffering from macular degeneration by signal processing and re-focusing an integrated camera image into the areas of the retina that are not affected by the patient’s macular degeneration.

Products

We believe we provide the broadest range of consumer Video Eyewear product offerings available in the market and that our products contain the most advanced electronics and optics for their target markets and uses. Our products include:

Binocular Video Eyewear Products

The features of our binocular Video Eyewear products, including their resolution and apparent display size, microphones, tracking devices and support of three-dimensional viewing are designed to suit consumer applications. Our binocular Video Eyewear products contain two microdisplays, a separate display for each eye, typically mounted in a frame attached to eyeglass style-temples. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens. Headphones are built into the temples so that users can listen to accompanying audio in full stereo. They can be employed as mobile high-resolution displays with products such as portable DVD players, laptop computers, MIDs, cellular phones with video output capability, and personal digital media/video players (video iPods).

For the consumer markets, we currently produce four binocular Video Eyewear products, all of which support 3D applications. Each has a different apparent display size and native resolution. They are:

•	Wrap 230 — QVGA (320x240 three-color pixels) resolution and simulating a 44-inch screen at nine feet.

•	Wrap 310 widescreen — WQVGA (420x240 three-color pixels) resolution and simulating a 52-inch screen at nine feet.

•	Wrap 920 — VGA (640x480 three-color pixels) resolution and simulating a 62-inch screen at nine feet.

•
VR920 — VGA (640x480 three-color pixels) resolution, simulating a 62-inch screen at nine feet, designed to plug into a computer’s USB and video ports, and containing our proprietary three degrees of freedom head tracking technology, which enables the user to look around the environment being displayed by simply moving his or her head. A microphone allows the user to communicate with others. We expect those features to be of particular interest to users playing games using the VR920, but they also can be used in commercial 3D applications and for exploring Internet virtual worlds like Second Life. The VR920 is currently compatible with over 80 titles that work with it out of the box, including popular games such as Microsoft’s Flight Simulator X and World of Warcraft. We currently have over 1700 software developers’ kits being used in applications from college research programs to commercial developers to develop additional titles for the VR920. With the addition of a clip-on camera which we are currently tooling the VR920 can also used in AR applications.

We sell our current binocular products into the consumer marketplace under the brands iWear® and Wrap tm. The iWear brand was introduced in 2007 and the Wrap brand in fall 2009.  We also anticipate that by summer 2010 we will be offering our six degrees of freedom tracking technology and Wrap products with dual camera heads for viewing the outside world. That technology is being designed to both accurately track an object’s and the user’s position in 3D virtual space and to combine that tracking capability with translational information about the three rotational axes (roll, yaw, pitch). The addition of this translational information will allow the device to report information about its X, Y and Z position as it moves. This along with stereo cameras will expand the realism and accuracy for users interacting in a VR or AR environment.

We anticipate that future generations of our Video Eyewear products will have form factors that should be even more appealing to consumers, with appearances and sizes that are more like ordinary sunglasses, and be more ergonomic and fashionable. Additionally our plans include the introduction of products with see-through optics that will both allow the user to see through to the real world when the display is off or be just partially transparent when the display is on. This capability will provide better support for AR applications along with higher display native resolution that will accept HD inputs. We intend to sell our binocular products into the defense markets and have developed and delivered prototypes of a rugged version for marine applications. We also intend to sell our binocular products for industrial applications from training and tools for maintenance and repair to interactive product design and development.

Monocular Video Eyewear Products

Our Tac-Eye® monocular (single eye) high-resolution Video Eyewear models are designed to clip onto a pair of ballistic sunglasses, a head set or conventional safety goggles. They can be used with the large installed base of rugged laptops, security and night vision cameras and thermal night vision sights, including those systems that we currently act as a sub-contractor of display drive electronics to the US defense department. Tac-Eye® enables users to have wearable, private and hands-free access to high-resolution content or information. They enable the viewing of material that is difficult or impossible to accurately view on the lower-resolution direct view screens that are standard on many of these devices without extensive zooming in or panning across the screen.

Most of our Tac-Eye® products have an SVGA display and afford a 28 degree field of view, the equivalent of a 20-inch computer screen at three feet. They are also designed to be durable and suitable for defense field use and industrial applications.

Defense Sub-Assembly and Custom Solutions

We are involved in two programs as part of contracting teams that produce display drive electronic subassemblies for light, medium, and heavy weight thermal weapon systems for US and other defense forces. We produce the display drive electronics as part of these night-vision systems and since 2005 we have delivered approximately 123,000 systems. These products accounted for over 50% of our sales in 2008 and 2009.

We also have provided full optics systems, including head mounted devices, wrist worn displays, human computer interface devices, and wearable computers as prototypes under several armed services test programs. These are being tested in applications such as the remote control of unmanned vehicles. When possible, we obtain a first right of refusal to be the volume manufacturer of our proprietary display subassemblies as part of our contracting process for the custom design of products.

Low-vision Assist Products

We offer two Video Eyewear products specifically for low-vision assist applications. The first is a bundle of our AV920 Video Eyewear with an external handheld camera that magnifies written information to help a user to read small print. The second consists of binocular Video Eyewear that incorporates a camera and digital signal processor that uses our proprietary digital signal processing algorithms to increase contrast, magnification, color correction, edge detection, histogram flattening, and using other video processing techniques. The image received by the camera is processed, enhanced and transmitted to the displays within the Video Eyewear to be viewed by a user suffering from macular degeneration. These devices are designed to permit many users suffering from macular degeneration to perform a number of normal daily functions, such as reading or signing a check, that they could not perform unaided.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. Near-to-eye virtual displays and their components use relatively new technologies. We believe that it is technologically feasible to improve the weight, ergonomics, optical performance, luminance, power efficiency, design compactness, field of view and resolution of the current generation of virtual displays and display components. We expect to continue to improve our products through our ongoing research and development and advancements made by our third party suppliers of key components. We also develop intellectual property through our ongoing performance under engineering service contracts for the US Government. During 2009, 2008 and 2007, we spent $2,217,627, $3,366,518 and $2,365,412, respectively, on research and development activities. We expect to continue to increase our research and development expenditures in the future. We have also acquired technologies developed by third parties and we may do so in the future.

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies include motion tracking systems; stereoscopic display assemblies; optic systems; display backlights; mobile and wearable computing devices and user interface technology; low-power electronics; software drivers; and software applications. Our technologies enable us to provide low-cost, small form factor, high-resolution Video Eyewear products. To protect our technologies, we have developed a patent portfolio which currently consists of:

•	51 total patents issued worldwide;

•	31 US patents issued (14 non-provisional, 17 design);

•	10 US patents pending (1 design, 8 non-provisional, 1 provisional);

•	20 international (non-US) patents issued (18 design, 2 non-provisional);

•	8 international (non-US) patents pending (6 non-provisional); and

•	3 new invention disclosures are being prepared for purposes of preparing patent applications, covering additional aspects of our virtual display technology.

In December 2005, we entered into a technology acquisition agreement with New Light Industries, Ltd., pursuant to which we acquired two US patents covering an extremely compact head-mounted virtual reality display, the Chinese patents derived from those US patents and certain other related intellectual property. In consideration for that technology, we paid New Light cash and issued to New Light a warrant to purchase up to 1,142,864 shares of our common stock at an exercise price of $0.01 per share. The warrant became exercisable over three years from the date of issuance and remains exercisable at any time through December 31, 2015. Under the agreement, New Light has the right to include the shares of common stock issuable upon exercise of its warrant in any registration of our securities under the Securities Act, subject to certain exceptions. We are required to bear all costs, other than underwriting discounts and commissions, related to any such registration. New Light has waived its registration rights with respect to this offering. We also agreed to pay New Light a continuing royalty on the sale of all products that incorporate or use the acquired technology for a period of time after the successful commercialization of the technology.  As of December 31, 2009, we had not successfully commercialized the acquired technology or sold any products that incorporate or use the acquired technology. The agreement also provides that, if we sell or license the acquired technology to a third party, the buyer or licensee must agree to assume our obligations under the technology acquisition agreement. We are prohibited from using the acquired technology at any time during which we are in breach of our indemnification obligations to New Light or in breach of any other material term of the agreement if such breach has not been cure within 30 days after notice. Our right to use the acquired technology is reinstated upon the cure of any such breach. The agreement remains in effect so long as any royalties are payable to New Light under the agreement.

Our US patents expire on various dates from May 7, 2010 until June 8, 2027. Our international patents expire on various dates from May 30, 2015 until October 4, 2032.

Major technologies that we employ in our products include:

Hardware Technology

Virtual Display Technology (including Lens Technology and Optics Assemblies)

Microdisplay optics represents a significant cost of goods for both us and our competitors. Driving this cost is the significant trade off between the physical size of the microdisplay and the cost of the supporting optics. Smaller displays require larger and more sophisticated optics, while larger displays require less magnification and less complex optics. The smaller a microdisplay is, the less it costs to produce. But the smaller a microdisplay is, the more difficult it is to make optics systems that have no user adjustments, large fields of view and very low distortion specifications. To improve our Video Eyewear’s fashion and ergonomics we are developing thin and lightweight optics that can be integrated with display engines that match conventional eyewear frames in size and weight and provide what we believe are significantly improved ergonomics compared to competing wearable virtual displays.

Vuzix Quantum Optic:   We believe we have developed revolutionary “first surface” optics assemblies that include lenses, microdisplays, and backlights, all assembled into a single sub-assembly. This technology permits the production of inexpensive microdisplay engines that provide low-distortion and large field of view images. We expect that this technology will also enable us to produce sunglass-styled Video Eyewear products that will allow the user to see through the display to the real world. In the fall of 2009 we introduced our first “Wrap” line of video eyewear based on a hybrid of the quantum optic that employs a mix of conventional refractive optics with a prism.  This hybrid allowed us to fold the optics into tall thin design and therefore allowed the form factor of the Video Eyewear themselves to be much closer to that of a conventional pair of sunglasses.  We have both issued and pending patents with respect to this technology.

Vuzix Blade Optic:   We are developing an optical display engine that uses a blade of glass or plastic as a wave guide, which we refer to as the Blade™. The Blade uses a “projected” image from a conventional microdisplay that is “squeezed” into a thin blade of glass or plastic and, using a proprietary light guide expander, the image exits from the glass in front of the user’s eye. We expect this display engine will provide a large field of view from a very thin lens system. The Blade can also function in see-through applications. Unlike competing wearable virtual displays, a see-through display does not obstruct the wearer’s vision or reduce his awareness of what is happening around him. Video Eyewear employing this display engine will be closer to conventional sunglasses than currently available products in comfort, size, weight and ergonomics. We have filed patent applications with respect to this technology.

Holographic Display Engine:   We have numerous patents and patents pending on our new Holographic Display Engine (HSE). The HSE incorporates both a display subsystem and associated optics in a single monolithic design. The image is projected into the edge of a slim piece of glass where it is internally reflected and directed out through a holographic element where it appears as a large virtual screen to the user.  We have successfully prototyped a monochrome version of this display engine in our design lab. If our continued research is successful we believe we should ultimately have a low cost, very high-resolution display engine that will be superior to existing microdisplay technology in terms of price, resolution, weight, form factor and power consumption.

Low Power — LCD Drive Electronics:   We believe that our numerous successful designs for the defense market demonstrate that we can design and successfully implement very low-power microdisplay electronics modules. The electronics required to drive advanced microdisplays are a complex and costly piece of a virtual display system. We may develop application-specific integrated circuits (ASICs) to further reduce the cost, number of components, and size of our electronics package while improving the performance with various input sources. While costly and complicated to develop, we believe these ASICs could be critical to the success of our cost reduction programs and, once completed, should also create barriers to entry for competitors.

Position Tracking:   Our tracking system incorporates patented, multi-axis, “source-less” tracking technology to track the rotational orientation of the user’s head. Using the earth’s magnetic field and gravity as references, a silicon sensor supplies the yaw information and a silicon-based tilt sensor supplies pitch and roll, as well as error correction. We have significantly reduced the cost of tracking with our patented technology as compared to competitive alternative solutions available today. We recently completed an upgrade from three to six degrees of freedom tracking. This new tracker incorporates a multi axis gyro into the mix of sensors already employed.  Doing this allows us to determine the “absolute” values for the rotational accelerations.  Using this input with the three axis accelerometers and magnetic field sensors we can determine the three degrees of freedom (roll, pitch and yaw) much faster than the current design and we can now extrapolate and determine the X, Y and Z position of the users head in space.  The six degree unit is expected to be introduced by summer 2010. We believe that cost-effective tracking technology is fundamental to any Virtual and Augmented Reality Video Eyewear system’s success and will help create a significant barrier to entry for the competition.

3D Content Delivery

Vuzix Automated 3D Watermark:   In response to the proliferation of large-screen, HD home entertainment systems, the motion picture industry has recently begun to invest in stereoscopic 3D technologies to attract theater viewers and upgrade them to show 3D motion pictures. Over 5,000 North American movie theaters are being converted to both digital projection and full 3D and production of 3D motion pictures is increasing including the release in 2010 of numerous High Definition Blue Ray 3D videos for home use. Video Eyewear, with its immersive environment and two separate displays, is well suited for viewing 3D content and avoids many of the negative issues typically encountered by shutter, polarized or color anaglyph glasses used in competing technologies such as video color distortion, noticeable flicker, decreased contrast and bleed-through. Currently, in order to effectively display 3D content, the viewer must manually switch the projection system or display device to 3D mode as required by the content. We have developed and have patents pending on a system that does this automatically for the viewer. Using our system, a “watermark” is embedded into the video stream that identifies it as being 3D content. Our Video Eyewear can decode the watermark and reconfigure the Video Eyewear to view the content in 3D without any involvement by the viewer. If the content is not in 3D, the Video Eyewear remains functioning in two-dimensional mode. Our technology can be used with both legacy and advanced Digital Rights Managed (DRM) delivery systems.

Vuzix 3D Stereoscopic USB Drivers:   We have developed a USB driver that will allow most 3D titles to work in 3D stereoscopic mode with our PC based Video Eyewear. This driver allows 3D titles that have been and are being created utilizing Microsoft’s Direct X 3D graphics drivers and Open GL, industry standards for entertainment and other 3D graphic applications, to be viewed in stereoscopic 3D using our Video Eyewear. We release support for the 3D titles using “Monitor Software” on a title-by-title basis, typically coincident with added tracking capabilities.

General Eyewear Technology

Vuzix Ergonomics and Industrial Designs:   We have developed ergonomic technologies that make head-worn displays easier to use in a wide variety of applications. For example, we are currently one of the only producers of Video Eyewear solutions to offer focus adjustment on our products. Our Video Eyewear products also accommodate glasses for those who need them. We generally file design patents on our more advanced solutions.

Software/Firmware Technology

We believe that our substantial software portfolio provides a competitive advantage. We have developed an extensive set of Microsoft Windows and Mac drivers and core code capability that allows us to efficiently add new feature sets centered around our hardware and their related software products. We anticipate that this software technology will be the foundation for some of our future products. Additionally, we have a base of embedded microprocessor and field-programmable gate array (FPGA) code related to microdisplay drive electronics. We also have a large library of internally developed, copyright-protected software that is used throughout our products. Usable software applications and add-on accessory hardware drivers can greatly increase customer value of our Video Eyewear products.

Patents and other Intellectual Property

We have a comprehensive intellectual property policy which has as its objectives: (i) the development of new intellectual property both to ensure and further our intellectual property position in relation to personal display technology; and (ii) the maintenance of our valuable trade secrets and know-how. We seek to further achieve these objectives through the commencement of more education and training of our engineering staff and the adoption of appropriate systems and procedures for the creation, identification and protection of intellectual property.

Our general practice is to file patent applications for our technology in the United States, Europe and Japan, while inventions which are considered to have the greatest potential are further protected by the filing of patent applications in additional countries, including Canada, Russia and China. We file and prosecute our patent applications in pursuit of the most extensive protection including, where appropriate, the applications of the relevant technology to the broader display industry.

We believe that our intellectual property portfolio, coupled with our key supplier relationships and accumulated experience in the personal display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, trade secrets, and patents are critical to our success, and we intend, directly or indirectly, to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality, invention assignment and non-competition agreements.

In addition to our various patents, Vuzix currently has nine registered US trademarks and a total of 38 trademark registrations worldwide.

Competitors and Competitive Advantage

The personal display industry in which we operate is highly competitive. We compete against both direct view display technology and against near-eye display technology. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, ergonomics and finally the interactive capabilities of the overall display system.

Most of our competitors’ products are based on direct view display systems, in which the user views the display device, or screen, directly without magnification. These products have several disadvantages compared to virtual displays and our Video Eyewear products. If the screens are large enough to read as conventional internet page or HD video without external magnification or image zooming, the products must be large and bulky, such as laptops, personal computers or portable DVD players. If the displays are small, such as those incorporated in cellular phones and PDA-like devices, the screens are difficult to read when displaying higher resolution content. Despite the limitations of direct view personal displays, advanced multi-media enabled or smart cellular phones are being produced in ever increasing volumes by a number of manufacturers, including Motorola, Inc., Nokia Corporation, Sony Ericsson Mobile Communications AB, Research In Motion Limited, Samsung Electronics Co., Ltd., LG Electronics and Apple Inc. (Apple). We expect that these large and well-funded companies, as well as newer entrants into the marketplace, will make products that seek to compete with ours based on improvements to their existing direct view display technologies or on new technologies.

We also have competitors who produce near eye personal displays or Video Eyewear. However, most of our competitors’ current products lack one of more of the following critical features: advanced optics, video up-scanning, 3D stereoscopic support, on-screen video controls, and tracking. Furthermore, we believe that most of our competitors’ near eye products have inferior optics, marginal electronics and poor industrial design and that, as a result, our Video Eyewear products are superior to those of our competitors in both visual performance and ergonomics. They are lightweight and provide high-resolution images. They have convenient and easy to use controls that enable the user to control the display. Our systems are also typically more power-efficient than those of our competitors. We believe that tracking technology is a critical component of any VR or AR system and that our patented tracking technology gives us a competitive advantage in the markets for those systems.

Competition — Consumer Products

A number of major companies, such as Sony, Olympus Corporation and Canon Inc., produced head worn video display products for the consumer market in the late 1990s. These products were not well accepted by consumers and were ultimately discontinued. We believe that these products were not well accepted because they were ergonomically unsatisfactory and provided only low resolution images and because, at that time, there was little demand for mobile Video Eyewear. When these products were available, video content was generally stored on video tape and could only be viewed by playing the videotape on a videotape recorder connected to a television. Currently there are a number of smaller companies that have products which compete with our Video Eyewear products. Our major competitors are MyVu, Zeiss, i-O Display Systems, LLC, DaeYang Co., Ltd., Cybermind Interactive Nederland, Mirage Innovations, Ltd., Lumus, Shenzhen Oriscape Electronic Co., Ltd., Microvision Corporation (Microvision) and Kopin.

Kopin offers QVGA and VGA binocular display modules (BDM) complete with drive electronics to original equipment manufacturers (OEMs). Those modules are designed for easy customization by OEMs and include microdisplays, backlights, optics and drive electronics. The availability of those BDMs has greatly reduced the investment required for new competitors to enter the business. Currently, Kopin products are primarily used by Asian-based Video Eyewear manufacturers. Kopin does not currently compete with Vuzix at the retail level. Kopin is our primary supplier of microdisplays.

In addition to numerous Asian-based companies using Kopin BDMs, we currently have two principal competitors in the consumer Video Eyewear market: MyVu and Zeiss.

•
MyVu has based its most recent product line on an optic design that results in relatively small virtual image sizes. While this allows for a smaller form factor, it does not provide the large virtual image that we believe consumers desire from Video Eyewear products. Images on our Video Eyewear products appear as much as four times larger than those on MyVu products. MyVu products also do not currently support 3D, VGA video from a PC or tracking. Finally, MyVu does not have a Video Eyewear product designed specifically for the gaming market.

•
Zeiss introduced its first Video Eyewear product in the spring of 2008. This product is bigger and bulkier than ours and we believe it will be less acceptable in the mobile markets. And while Zeiss does provide some level of 3D video support, it does not currently offer PC products nor does it support the tracking technology that would allow its products to be interactive.

There are also several Chinese manufacturers offering Video Eyewear products that have one or more of the deficiencies described above.

Competition — Industrial and Defense

Although several companies produce monocular Video Eyewear, we believe that opportunities for sales of their products to date have been limited. So far, the market opportunity outside of the night vision products has been limited primarily to trial tests, rather than commercial volume purchases for defense and industrial applications. We are aware of only very limited commercial volume purchases in the defense and industrial markets. Our current competitors in these markets are Liteye Systems, Inc., Lumus, Shimadzu Corporation, Microvision, Kopin, Creative Display Systems, LLC, OASYS Technology, LLC, Rockwell Collins, Inc. and its subsidiary Kaiser. Some of these companies are currently shipping product and others have only introduced prototypes and/or are offering only limited sample quantities. We expect that we will encounter competition in the future from major suppliers of imaging and information products for defense application, including DRS Technologies, Inc. (DRS), Insight Technology Incorporated, Raytheon Company and BAE Systems, Inc.

There is competition in all classes of products manufactured by us, including from divisions of the large companies, as well as many small companies. Our sales do not represent a significant share of the industry’s market for any class of its products. The principal points of competition for electronic products of both a defense and industrial nature include, among other factors: price, product performance, the experience of the particular company and history of its dealings in such products. We, as well as other companies engaged in supplying equipment for military use, are subject to various risks, including, without limitation, dependence on US and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

We believe that most of the monocular Video Eyewear products offered by our competitors are inferior to ours because they are bulky, have small image sizes with poor optics and/or are currently priced higher than our products.

Competition — Low-Vision Assist

The majority of competitors in the low-vision assist market offer magnification systems that consist of a large desktop television or computer screen that displays a magnified version of an image captured by a hand scanner or stationary camera. Over 30 companies currently offer such vision tools. The largest providers are Enhanced Vision Inc. (Enhanced Vision) (which markets its product under the Merlin brand name), MagniSight, Inc., Optelec Holding B.V., REHAN Electronics Ltd. (which markets it product under the Affinity brand name), Beirley Associates, Inc., Telesensory Corporation and eSight Corporation. Although the products offered by these companies can provide effective low-vision assistance to many users, they are not mobile and they are often difficult to use. They generally require the user to sit in front of the large screen to view the image. Recently, some companies, including Enhanced Vision, have introduced mobile digital magnifiers that include a camera and an integrated six-inch LCD screen. Enhanced Vision’s product is marketed under the Amigo brand. We do not believe that any of these competitive products offers the flexibility of usage, portability and some of the advanced digital video signal processing capabilities of our LV920. Moreover, the utility of all of the other competitive tools is generally limited to reading, whereas the LV920, which employs a wearable camera and is mobile, can also be used for many other normal vision applications.

In the wearable low-vision assist market, our competitors are manufacturers of optical loops and head worn optical systems and one manufacturer of a digital magnifying system similar to our LV920. The optical loops are usually worn by dentists, doctors, and jewelry makers for their fine work, and have gained limited use in the low-vision assist market due to their lack of signal processing and image brightness issues. The competitive digital magnifier is manufactured by Enhanced Vision and is sold under the Jordy and Maxport brand names. While mobile low vision products have been sold for several years now, market penetration has been limited due to ergonomic issues and complexity for the majority of older users. We believe our low-vision assist product is more ergonomic and offers more advanced digital video signal processing techniques than those manufactured by Enhanced Vision.

Sales and Marketing

Sales

Our sales strategy is to introduce our products to the widest possible audience within our target markets. We focus today on the consumer and industrial and defense markets. Historically, most of our sales efforts were directed toward obtaining contracts to provide custom engineering solutions and products for the defense and industrial markets. However, in 2005, as our products and technology evolved, we began to also sell standard Video Eyewear products for the consumer markets.  We began offering products for the low-vision assist market in the fall of 2008.

We have separate marketing and sales strategies for each of our target markets. We regularly attend industry trade shows in our markets and have begun establishing some level of separate branding for both of our divisions. The consumer division sells under the Vuzix name and the industrial and defense division under the Tac-Eye® name.

During 2009 and 2008, 58.4% and 63.6% of our sales were derived from providing goods and services to the US government, directly and indirectly. Of those amounts, 71.1% in 2009 and 81.4% in 2008 were derived from subcontracts with Kopin and DRS, and we are dependent upon continuing to be engaged as a subcontractor to them. We derived 41.3% of our sales from consumer Video Eyewear products in 2009 and 35.6% of our sales from consumer Video Eyewear products in 2008.

Marketing

Our marketing group is responsible for product management, planning, advertising, marketing communications, and public relations. We intend to become known as the premier supplier of Video Eyewear in the consumer markets, where our products are currently sold under the iWear® and WrapTM brands. We also intend to become known as the premier supplier of virtual display technology and systems for the industrial, defense, and low-vision assist markets. We employ public relations firms in both the United States and England and a marketing firm to help convey our message through brochures, packaging, tradeshow messaging and advertising campaigns. We plan to undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	enhancement and maintenance of our Website;

•	Internet and web page advertising and targeted emails;

•	public relations, print advertising, catalogs and point of purchase displays

•	trade shows and sponsorships; and

•	co-marketing relationships with relevant companies in selected markets.

Industrial and Defense

We primarily solicit and manage our government/defense products and engineering services directly. We expect to continue to obtain business through marketing our existing reputation within the defense markets for quality, precision electronics for defense night vision and thermal weapons systems. We believe this market to be a relationship and “word of mouth” market in which large contracts are generally awarded only to those who have performed well on previous contracts. We employ, and expect to continue to employ, a Washington-based lobbying firm to help increase our visibility as a potential supplier in these markets and to assist us in uncovering new sales opportunities. We also act as a value added supplier, supplying our products to major defense suppliers, such as iRobot and DRS, to complement their products so that they can offer a complete turn-key solution to their potential defense customers. We are attempting to expand such partnerships and co-marketing agreements with government- and defense-focused value added resellers and system integrators, for our Tac-Eye® product lines. We market our products primarily through our own direct sales organization. Business is solicited from large industrial manufacturers and defense companies, the US government and foreign governments and major foreign electronic equipment companies. In certain countries we have and will use external sales representatives to help solicit and coordinate foreign contracts. We are also on the eligible list of contractors of many agencies of the US Department of Defense and may now be solicited by such agencies for procurement needs falling within the major classes of products we produce. We also search the various government contract offering sites for procurement programs in which we believe we are qualified to participate.

Consumer

We engage in a variety of marketing efforts that are intended to drive customers to our products and to grow awareness of our consumer products and Video Eyewear in general. Public relations is an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We currently plan to focus our marketing efforts for 2010 on:

•	distinguishing our Video Eyewear product category from current competitors and legacy head mounted displays;

•	building consumer acceptance and momentum around the new Video Eyewear category;

•	creating awareness of the benefits of Video Eyewear as compared to existing technologies; and

•	creating brand awareness of the Vuzix, iWear® and Wrap™ brands.

Our Video Eyewear and VR Video Eyewear products are currently sold directly to consumers, through select specialty retailers, through catalogue offerings and through third party North American distributors including D&H and Wynit. Our products are currently sold by the following US based resellers: SkyMall, Brookstone, Hammacher Schlemmer, Amazon and Micro Center. Our website, www.vuzix.com is an important part of our direct sales efforts.

If our marketing efforts are successful and our sales volume increase we expect that most of our products will then be sold through the traditional consumer electronics and PC mass-market distribution channels and to a smaller extent from our current specialty retailers. Therefore, we intend to spend the majority of our marketing budget during this phase on website, direct sales support and on reseller incentives and support. For resellers with physical retail locations we began offering in the US, point of purchase systems that include a video frame running a slide show presentation on the products as well as an integrated fully functional Video Eyewear product that allows potential customers to use our products.

We may also explore and consider OEM and licensing relationships with manufacturing partners, consumer electronics firms, and mobile phone makers.

We intend to sell our products internationally through our growing network of international distributors. Our distributorships are being established on a country by country basis, where market size allows. Normally, we appoint two or more distributors in each area.

Our international focus is currently on Japan and the EU. In Japan, we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ two full-time and two part-time staff. Their mandate includes seeking new sales channels and partnerships with software, hardware and component providers in Japan.

To serve the EU market, in spring 2008 we established a wholly owned subsidiary, Vuzix (Europe) Limited, through which to conduct our business. As of December 31, 2009 we had resellers in 23 countries that had placed orders with us during 2009. While we do not currently maintain a European office, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU. We have also retained a sales consultant (who acts as our European Director of Operations), a UK public relations firm and a mobile applications consultant to provide us with advice regarding the European cellular phone market.

In August 2009, we entered into a long-term exclusive distribution agreement for Mainland China, Hong Kong, Macau, and Taiwan with YuView Holdings Ltd. Under this agreement, YuView has the exclusive right to distribute our products in the territory, subject to their achievement of minimum annual sales volumes. Also, if YuView fails to establish a relationship with a major customer within a certain period of time, their distribution rights may become non-exclusive at our option. The agreement provides for us to sell our products to YuView at specified price and volume discounts and not to sell our products to any other resellers at greater discounts. Under the agreement, YuView has the option, subject to its achievement of unit sales volume thresholds, to manufacture some of our products in China for sale in that market only. If any of our competitors offers to purchase a controlling equity interest in YuView, we have a right of first refusal to purchase the same interest on the same terms and conditions as those proposed by the offeror. The agreement has an initial term of five years and will then renew automatically for an additional five year term unless YuView is then in breach. YuView may terminate the agreement at any time on six months written notice. We may terminate the agreement if YuView fails to sell the required minimum amounts of our products. Either party may terminate the agreement upon any material breach by the other party if that breach is not cured within 30 days after notice.

Low-Vision Assist

We intend to market our low-vision assist products through low-vision clinics, catalogs and the Internet. Our research indicates that most low-vision sufferers visit a low-vision clinic after visiting a retinal specialist (of which there are approximately 2,000 in the United States) or after a low-vision examination at an optometrist or ophthalmologist. We intend to develop an awareness campaign aimed at retina specialists and to provide demonstration systems and brochures at low-vision clinics, which are the most common purchase point for low-vision assist products. An internal sales force and independent sales representatives will be used to sell our products through and to those clinics. We intend to test our products against other low-vision aids and publish the results in medical journals and present them at medical conventions. There are at least five major trade shows each year for retina specialists in North America and we intend to exhibit both our products and present the results of our testing at those shows.

Manufacturing

Currently, we purchase product components from our suppliers and perform the final assembly of our Video Eyewear products ourselves in our Rochester, New York facility. We are experienced in the successful production of our products in moderate volumes. We expect to continue to perform final assembly of our Video Eyewear products ourselves over the short term. However, if our assembly volume increases and cost effective third party sourcing becomes feasible, we anticipate that we will outsource the bulk of the final assembly, with the possible exception of certain critical optical and display components.

We currently purchase almost all of the microdisplays used in our products from Kopin and eMagin. Kopin accounts for approximately 95% of our microdisplays by unit volume. Our relationships with both Kopin and eMagin generally are on a purchase order basis and neither supplier has a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Products incorporating Kopin microdisplays accounted for approximately 42% of our sales in 2009 and products incorporating eMagin microdisplays accounted for approximately 6% of our sales in 2009. We procure increasing percentages of our microdisplays from other sources, but they are very limited currently. While we do not manufacture our components, we own the tooling that is used to make our custom components (with the exception of Apple iPod authentication chips and connectors that we acquire directly under license from Apple). We do not believe that we are dependent on our relationships with any supplier other than Kopin and eMagin in order to continue to operate our business effectively. Some of our accessory products, such as screen-less portable DVD players and mouse based camera systems are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on the products. Such third party products represented less than 1% of our sales in 2009.

We are committed to globally sourcing all our components to minimize product costs. We anticipate that procuring assembled products from third parties will result in decreased labor force requirements, capital equipment costs, component inventories, and the cost of maintaining inventories of work in progress. We generally procure components and products from our vendors on a purchase order basis without any long-term commitments. We currently use several Asian manufacturing sources, where we have located some of our tooling.

Employees

As of December 31, 2009, we had 59 full-time employees in North America: seven in sales and marketing, distribution, and customer service; 16 in research and development and engineering services support; 29 in manufacturing, operations and purchasing; one in quality assurance; and seven in finance, management, and administration. We also work with a group of sub-contractors mainly for industrial, mechanical and optical design assistance in the Rochester, New York area, some of which have been continually contracted over the last 36 months. In Japan we have two full-time employees and in the UK we have one full-time contractor to manage our European sales and marketing activities.

History

We were incorporated in Delaware in 1997 as VR Acquisition Corp. In 1997, we acquired substantially all of the assets of Forte Technologies, Inc. (Forte), which was engaged in the manufacture and sale of virtual reality headsets and the development of related technologies. It was originally owned and controlled by Kopin, our main current microdisplay supplier. Most of the technologies developed by Forte are now owned and used by us.

Thereafter in 1997 we changed our name to Kaotech Corporation. In 1998 we changed our name to Interactive Imaging Systems, Inc. In 2004 we changed our name to Vicuity Corporation and then to Icuiti Corporation. In 2007, we changed to our current name, Vuzix Corporation. None of these name changes were the result of a change in our ownership control.

Our corporate offices are located at 75 Town Centre Drive, Rochester, New York 14623. Our phone number is (585) 359-5900. The URL for our website is www.vuzix.com. The information contained on, connected to or that can be accessed via our website is not part of this annual report. We have included our website address in this annual report as an inactive textual reference only and not as an active hyperlink.

Item 1A	Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the market value of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Because we have a limited operating history in the Video Eyewear industry, there is a limited amount of past experience upon which to evaluate our business and prospects.

We were formed in 1997 to develop and sell virtual reality and other personal display technology and products. Since our inception the majority of our sales have been derived from the sale of night vision display drive electronics and from research and development contracts with suppliers to the US government and others. In 2003, we discontinued our original virtual reality product line to focus on Video Eyewear products. Since that time, the market for Video Eyewear products has developed more slowly than we anticipated. Although we sold our first monocular Video Eyewear products in 2003 and our first binocular Video Eyewear products in February 2005, since 2003 we have continued to earn the majority of our revenues from defense related engineering contracts. Accordingly, there is a limited amount of Video Eyewear-related experience upon which to evaluate our business and prospects, and a potential investor should consider the challenges, expenses, delays and other difficulties involved in the development of our business, including the continued development of our technology and the achievement of market acceptance for products using our technology.

Because our financial statements for 2009 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, we may not be able to obtain any necessary financing.

The independent registered public accounting report for our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we are not able to obtain adequate financing when and in the amounts needed in the near future, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, our ability to continue as a going concern is in substantial doubt.

Our plans with respect to addressing these matters are discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources” and in Note 2 to our consolidated financial statements. Our future viability is dependent on our ability to execute these plans successfully. If we fail to do so for any reason, we would not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under U.S. Bankruptcy Code.

We have incurred net losses since our inception and if we continue to incur net losses in the foreseeable future the market price of our common stock may decline.

We incurred annual net losses of $3,250,424 in 2009, $4,894,199 in 2008 and $3,059,514 in 2007. We had an accumulated deficit of $18,032,430 as of December 31, 2009.

We may not achieve or maintain profitability in the future. In particular, we expect that our expenses relating to sales and marketing and product development and support, as well as our general and administrative costs, will increase, requiring us to increase sales in order to achieve and maintain profitability. If we do not achieve and maintain profitability, our financial condition will be materially and adversely affected. We would eventually be unable to continue our operations unless we were able to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

We have depended on defense related engineering contracts and two customers for sales and our revenues would be materially reduced if we are unable to continue to obtain sales from government contracts or if either of our two significant customers reduce or delay orders from us.

Since inception, the majority of our sales have been derived from the sale of night vision display drive electronics to two suppliers to the US government. Sales of night vision display drive electronics to these customers amounted to 42%, 51% and 14% of our sales in 2009, 2008 and 2007, respectively. We have no long-term contracts with these customers. A significant reduction or delay in orders from either of our significant customers would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future.

The next largest source of revenues has been sales directly to the US Department of Defense, primarily for engineering programs. Such sales amounted to 2%, 12% and 54% of our sales in 2009, 2008 and 2007, respectively. We have no long-term contracts with the US government for engineering services. We plan to submit proposals for additional development contract funding. However, development contract funding is subject to legislative authorization and, even if funds are appropriated, such funds may be withdrawn based on changes in government priorities.

Together, these two groups of customers accounted for 44%, 63% and 68% in 2009, 2008 and 2007, respectively. We may not be successful in obtaining new government contracts or in receiving further night vision display electronics orders. Our inability to obtain sales from government contracts could have a material adverse effect on our results of operations and would likely cause us to delay or slow our growth plans, resulting in lower net sales and adversely affect our liquidity and profitability.

Because our US government defense contracts and subcontracts are subject to procurement laws and regulations, we may not receive all of the revenues we anticipate receiving under those contracts and subcontracts.

Generally, US government contracts are subject to procurement laws and regulations. Some of the our contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for acquiring goods and services by the US government, and agency-specific acquisition regulations that implement or supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulations (DFAR).

The FAR also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally pays for only the work it has accepted. These regulations also subject us to financial audits and other reviews by the government of our costs, performance, accounting and general business practices relating to our government contracts, which may result in adjustment of our contract-related costs and fees.

Our US government contract and subcontract orders are funded by government budgets that are proposed by the President of the United States and reviewed and approved by the Congress. Funds allocated to government agencies are administered by the Executive Office of the President. There are two primary risks associated with this process. First, the process may be delayed or disrupted because of congressional schedules, negotiations over funding levels for programs or unforeseen national or world events. Second, funding for multi-year contracts can be changed in future appropriations. Either of these events could affect the allocation, timing, schedule and program content of our government contracts and subcontracts.

Our lack of long-term purchase orders and commitments from our customers may lead to a rapid decline in our sales and profitability.

All of our significant consumer division customers issue purchase orders solely in their own discretion, often only two to four weeks before the requested date of shipment. Our customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, our customers may decide not to purchase products from us for any reason. Any of our current customers may stop purchasing our products in the future. If those customers do not continue to purchase our products, our sales volume and profitability could decline rapidly with little or no warning whatsoever.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The limited certainty of product orders can make it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for the vast majority of our sales, the ramifications of these risks is greater than if we had a greater number of customers. As a result of our lack of long-term purchase orders and purchase commitments, we may experience a rapid decline in our sales and profitability.

If either of the two customers on whom we depend fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to fail to pay our liabilities and purchase adequate inventory to sustain or expand our sales volume.

Our accounts receivable represented approximately 21%, 30% and 53% of our total current assets as of December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, no customer exceeded 15% of our total accounts receivable and our two major customers by revenue, represented less than 5% of our total accounts receivable at that date. However as at December 31, 2008 those two major customers represented 40% of our total accounts receivable. As a result, at certain times there can be substantial amounts and concentrations of our accounts receivable, and if any of our major customers fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume and adversely affect our ability to continue our business.

 In addition, our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems. We experience an average accounts settlement period ranging from one month to as high as three months from the time we deliver our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price. Because our payment cycle is considerably shorter than our receivable collection cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, industry trends, our customers’ liquidity problems or payment practices or other issues may extend our collection period, which would adversely impact our liquidity, our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume, and adversely affect our ability to continue our business.

Our future growth and profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.

Since inception, the majority of our sales have been derived from the sale of night vision display electronics and from research and development contracts with suppliers to, or directly to the US government and other customers. Our long-term business plan contemplates that we will transition our business so that the majority of our sales are earned from consumer products sales. In connection with this transition, we are engaged in a variety of marketing initiatives intended to promote sales of our consumer products. Our future growth and profitability from our consumer products will depend in large part upon the effectiveness and efficiency of these marketing efforts, including our ability to:

•	create awareness of our brand and products, including general awareness of this new Video Eyewear product category;

•	identify the most effective and efficient levels of spending for marketing expenditures in our new target market;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	select the right markets in which to market; and

•	convert consumer awareness into actual product purchases.

Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of product and brand name awareness. We may not be able to manage our marketing expenditures on a cost-effective basis.

If we fail to accurately forecast seasonal demand for our consumer Video Eyewear products, our results of operations for the entire fiscal year may be materially adversely affected.

Historically, a high percentage of our consumer Video Eyewear product annual sales have been attributable to the winter holiday selling season. Like many manufacturers of consumer electronics products, we must make merchandising and inventory decisions for the winter holiday selling season well in advance of actual sales. Further compounding this forecasting are other fluctuations in demand for the consumer electronics products that work with our Video Eyewear products, often due to the same seasonal influences, as well as technological advances and new models which are often introduced later in the calendar year. Inaccurate projections of demand or deviations in the demand for our products may cause large fluctuations in both our fourth quarter results and could have a material adverse effect on our results of operations for the entire fiscal year. We expect that our fourth quarter sales of consumer products will remain dependent on our performance during the winter holiday selling season.

Our Video Eyewear products require ongoing research and development and we may experience technical problems or delays and may not have the funds necessary to continue their development which could lead our business to fail.

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development of these products. If we experience technical problems or delays, further improvements in our products and the introduction of future products could be delayed, and we could incur significant additional expenses and our business may fail.

We anticipate that we will require additional funds and further US government engineering services contracts to maintain our current levels of expenditure for research and development of new products and technologies, and to obtain and maintain patents and other intellectual property rights in these technologies, the timing and amount of which are difficult to forecast. Our cash on hand after the successful completion of this offering coupled with the possibility of further negative cash flow from operations may not be sufficient to meet all of our future needs. We have no commitment for additional funds. Any funds we need may not be available on commercially reasonable terms or at all. If we cannot obtain any necessary additional capital when needed, we might be forced to reduce our research and development efforts which would materially and adversely affect our business. If we attempt to raise capital in an offering of shares of our common stock, preferred stock, convertible securities or warrants, or if we engage in acquisitions involving the issuance of such securities, our then-existing stockholders’ interests will be diluted.

We depend on advances in technology by other companies and if those advances do not materialize, some of our products may not be successfully commercialized and our anticipated new products could be delayed or cancelled.

We rely on and will continue to rely on technologies (including microdisplays) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us.

If we fail to develop new products and adapt to new technologies, our business and results of operations may be materially adversely affected.

The market for our products is characterized by rapid changes in products, designs and manufacturing process technologies. Our success depends to a large extent on our ability to develop and manufacture new products and technologies to match the varying requirements of different customers and groups in order to establish a competitive position and become profitable. Furthermore, we must adapt our products and processes to technological changes and emerging industry standards and practices on a cost-effective and timely basis. Our failure to accomplish any of the above could harm our business and operating results.

Consumer electronics products are subject to rapid technological changes. Companies within the consumer electronics industry are continuously developing new products with increased performance and functionality. This puts pricing pressure on existing products and constantly threatens to make them, or causes them to be, obsolete. During the 2008 and 2007 fiscal years, we sold one product below cost after introducing new product models and as a result incurred a negative gross margin of approximately 20% or approximately $28,000 in negative margin. This did not occur in fiscal 2009. As our unit sales increase, our ability to manage and mitigate future clearance discounting activities may be harder and greater sales with negative margins could increase. Our typical product life cycle is relatively short, generating lower average selling prices as the cycle matures. With cost reductions in component design and increased manufacturing volumes we have not faced significant margin erosion as we introduce new models of our Video Eyewear products. If we fail to accurately anticipate the introduction of new technologies, we may possess significant amounts of obsolete inventory that can only be sold at substantially lower prices and gross margins than we anticipated. In addition, if we fail to accurately anticipate the introduction of new technologies, we may be unable to compete effectively due to our failure to offer products most demanded by the marketplace. If any of these failures occur, our sales, profit margins and profitability will be adversely affected.

If microdisplay-based personal displays do not gain some reasonable level of acceptance in the market for mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one-inch, based on direct view liquid crystal display (LCD) and organic light emitting display (OLED) technology. A number of companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, small direct view LCDs. Many of the leading manufacturers of these larger direct view LCDs, including LG Electronics, Royal Philips Electronics, Samsung Electronics Co., Ltd., Sony Corporation and Sharp Corporation, are large, established companies with global marketing capabilities, widespread brand recognition and extensive financial resources. Advances in LCD and OLED technology or other technologies may overcome their current limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our Video Eyewear technology and cause our business strategy to fail.

It is difficult to assess or predict with any certainty the potential size, timing and viability of market opportunities for our microdisplay-based Video Eyewear products or their market acceptance. Market acceptance of Video Eyewear technology will depend, in part, upon consumer acceptance of near-to-eye displays and upon microdisplay technology providing benefits comparable to or greater than those provided by alternative direct view display technology at a competitive price. If consumers fail to accept near-to-eye displays in the numbers we anticipate or as soon as we anticipate, the sales of our Video Eyewear products and our results of operations would be adversely affected and our business strategy may fail.

There are a number of competing providers of microdisplay-based personal display technology and we may fail to capture a substantial portion of the personal display market.

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include DaeYang Co., Ltd., Ilixco Inc., MyVu Corporation (MyVu), Carl Zeiss, Inc. (Zeiss), 5DT Inc., eMagin Corporation (eMagin), Kopin Corporation (Kopin), Lumus Ltd. (Lumus) and Kaiser Electro Optics Inc. (Kaiser). Additionally, at recent technology exhibitions Sony and Brother International Corporation have demonstrated personal display glasses that look like sunglasses. Most of our microdisplay-based competitors have greater financial, marketing, distribution and technical resources than we do. Certain of these competing microdisplay-based technologies entered the marketplace prior to us. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a substantial portion of the personal display market, our business strategy may fail.

Our business and products are subject to government regulation and we may incur additional compliance costs or, if we fail to comply with applicable regulations, may incur fines or be forced to suspend or cease operations.

Our products must comply with certain requirements of the US Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the US and with comparable requirements of the regulatory authorities of the European Union (EU) and other jurisdictions in order to be sold in those jurisdictions. We are also subject to various governmental regulations related to toxic, volatile, and other hazardous chemicals used in connection with parts of our manufacturing process, including the Restriction of Certain Hazardous Substances Directive (RoHS) issued by the EU effective July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead.

We believe that all our current consumer products comply with the regulations of the jurisdictions in which they are sold. Our failure to comply with these regulations in the future could result in the imposition of fines or in the suspension or cessation of our operations in the applicable jurisdictions. Additional regulations applicable to our business may be enacted in the United States or other jurisdictions in the future. Compliance with regulations enacted in the future could substantially increase our cost of doing business or otherwise have a material adverse effect on our results of operations and our business.

Our products will likely experience rapidly declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

In the markets in which we expect to compete, prices of established products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our production costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

If we cannot obtain and maintain appropriate patent and other intellectual property rights protection for our technology, our business will suffer.

The value of our personal display and related technologies is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. We intend to continue to aggressively pursue additional patent protection for our new products and technology. Although we own many patents covering our technology that have already been issued, we may not be able to obtain additional patents that we apply for, or that any of these patents, once issued, will give us commercially significant protection for our technology, or will be found valid if challenged. Moreover, we have not obtained patent protection for some of our technology in all foreign countries in which our products might be manufactured or sold. In any event, the patent laws and enforcement regimes of other countries may differ from those of the United States as to the patentability of our personal display and related technologies and the degree of protection afforded.

Any patent or trademark owned by us may be challenged and invalidated or circumvented. Patents may not issue from any of our pending or future patent applications. Any claims and issued patents or pending patent applications may not be broad or strong enough and may not be issued in all countries where our products can be sold or our technologies can be licensed to provide meaningful protection against any commercial damage to us. Further, others may develop technologies that are similar or superior to our technologies, duplicate our technologies or design around the patents owned by us. Effective intellectual property protection may be unavailable or limited in certain foreign countries. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise use aspects of our processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information and technology is difficult and our efforts to do so may not prevent misappropriation of our technologies. In the event that our intellectual property protection is insufficient to protect our intellectual property rights, we could face increased competition in the market for our products and technologies, which could have a material adverse effect on our business, financial condition and results of operations.

We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products. In addition, we may have to participate in interference or reexamination proceedings before the US Patent and Trademark Office, or in opposition, nullification or other proceedings before foreign patent offices, with respect to our patents or patent applications. All of these actions would place our patents and other intellectual property rights at risk and may result in substantial costs to us as well as a diversion of management attention. Moreover, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

In addition, we rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets, know-how and other proprietary information, we require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of those trade secrets, know-how or other proprietary information. In particular, we may not be able to fully or adequately protect our proprietary information as we conduct discussions with potential strategic partners. If we are unable to protect the proprietary nature of our technology, it will harm our business.

Despite our efforts to protect our intellectual property rights, intellectual property laws afford us only limited protection. A third party could copy or otherwise obtain information from us without authorization. Accordingly, we may not be able to prevent misappropriation of our intellectual property or to deter others from developing similar products or services. Further, monitoring the unauthorized use of our intellectual property is difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

As is commonplace in technology companies, we employ individuals who were previously employed at other technology companies. To the extent our employees are involved in research areas that are similar to those areas in which they were involved at their former employers, we may be subject to claims that such employees or we have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of the former employers. Litigation may be necessary to defend against such claims. Litigation of this type could result in substantial costs to us and divert our resources.

We also depend on trade secret protection through confidentiality and license agreements with our employees, subsidiaries, licensees, licensors and others. We may not have agreements containing adequate protective provisions in every case, and the contractual provisions that are in place may not provide us with adequate protection in all circumstances. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brand, competitive advantages or goodwill and result in decreased sales.

We may incur substantial costs or lose important rights as a result of litigation or other proceedings relating to our products, patents and other intellectual property rights.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. Until recently, patent applications were retained in secrecy by the US Patent and Trademark Office until and unless a patent was issued. As a result, there may be US patent applications pending of which we are unaware that may be infringed by the use of our technology or a part thereof, thus substantially interfering with the future conduct of our business. In addition, there may be issued patents in the United States or other countries that are pertinent to our business of which we are not aware. We and our customers could be sued by other parties for patent infringement in the future. Such lawsuits could subject us and them to liability for damages or require us to obtain additional licenses that could increase the cost of our products, which might have an adverse affect on our sales.

In addition, in the future we may assert our intellectual property rights by instituting legal proceedings against others. We may not be able to successfully enforce our patents in any lawsuits we may commence. Defendants in any litigation we may commence to enforce our patents may attempt to establish that our patents are invalid or are unenforceable. Any patent litigation could lead to a determination that one or more of our patents are invalid or unenforceable. If a third party succeeds in invalidating one or more of our patents, that party and others could compete more effectively against us. Our ability to derive sales from products or technologies covered by these patents could be adversely affected.

Whether we are defending the assertion of third party intellectual property rights against our business as a result of the use of our technology, or we are asserting our own intellectual property rights against others, such litigation can be complex, costly, protracted and highly disruptive to our business operations by diverting the attention and energies of management and key technical personnel. As a result, the pendency or adverse outcome of any intellectual property litigation to which we are subject could disrupt business operations, require the incurrence of substantial costs and subject us to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business and thus to our sales, including the following:

•	discontinuing selling the products that incorporate or otherwise use technology that contains our allegedly infringing intellectual property;

•	attempting to obtain a license to the relevant third party intellectual property, which may not be available on reasonable terms or at all; or

•	attempting to redesign our products to remove our allegedly infringing intellectual property.

If we are forced to take any of the foregoing actions, we may be unable to manufacture and sell products that incorporate our technology at a profit or at all. Furthermore, the measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for infringement of proprietary rights of a third party, the amount of damages we might have to pay could be substantial and is difficult to predict. Decreased sales of our products incorporating our technology would adversely affect our sales. Any necessity to procure rights to the third party technology might cause us to negotiate the royalty terms of the third party license which could increase our cost of production or, in certain cases, terminate our ability to build some of our products entirely.

If we fail to renew, register or otherwise protect our trademarks, the value of our brand names may decline and we may be unable to use those names in certain geographical areas.

We believe our copyrights and trademarks are critical to our success. We rely on trademark, copyright and other intellectual property laws to protect our proprietary rights. If we fail to properly register and otherwise protect our trademarks, service marks and copyrights, we may lose our rights, or our exclusive rights, to them. In that case, our ability to effectively market and sell our products and services could suffer, which could harm our business.

Our business and results of operations may suffer if there are, or if users claim there are, negative effects on eyesight from the long-term use of our products.

The personal display products that we currently market or may introduce and market in the future are new and utilize new technology. While virtual display technology has been in use over the past 25 years, sales to the general public have been limited. Extensive and continual viewing of any display, including standard computer monitors, for hours each day has the potential to negatively affect eyesight. Accordingly, it is possible that prolonged use of our products may adversely affect a user’s eyesight. We design our products with these considerations in mind to attempt to minimize any potential negative impact. We warn users that extensive daily use without appropriate rest periods may cause eye fatigue that could result in temporary or permanent damage (in much the same way that a computer monitor manufacturers now warn users about long-term computer use). Despite our efforts, we may be unable to overcome this risk and such risk could result in claims against us by users of our products. Any such claims, whether or not we are ultimately held liable for them, could diminish the value of our brand, competitive advantages or goodwill and may result in decreased sales and we could incur significant expense in defending against any such claims. In addition, if we are ultimately held liable for any such claims, the resulting liabilities may have a material adverse effect on our business, financial condition and results of operations.

Product liability claims, whether or not we are ultimately held liable for them, could have a material adverse affect on our business and results of operations.

Our business may expose us to product liability claims. Although no such claims have been brought against us to date, and to our knowledge no such claim is threatened or likely, we may face liability to product users for damages resulting from the design or manufacture of our products. Any such claims, whether or not we are ultimately held liable for them, could diminish the value of our brand, competitive advantages or goodwill and result in decreased sales and we could incur significant expense in defending against any such claims. While we plan to obtain and maintain product liability insurance coverage, product liability claims made against us may exceed coverage limits or fall outside the scope of such coverage. Also, insurance may not be available at commercially reasonable rates or at all. We do not have any such product liability insurance in effect.

Our results of operations may suffer if we are not able to successfully manage our increasing exposure to foreign exchange rate risks.

A substantial majority of our sales and cost of components are denominated in US dollars. As our business grows both our sales and production costs may increasingly be denominated in other currencies. Where such sales or production costs are denominated in other currencies, they are converted to US dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the US dollar against these other currencies.

The majority of our current expenditures are incurred in US dollars and many of our components come from countries that currently peg their currency against the US dollar. If the pegged exchange rates should change adversely or be allowed to float up, additional US dollars will be required to fund our purchases of these components.

Although we do not currently enter into currency option contracts or engage in other hedging activities, we may do so in the future. We can not assure you that we will undertake any such hedging activities or that, if we do so, they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations.

Due to our significant level of international operations, we are subject to international operational, financial, legal and political risks.

A substantial part of our operations are expected to be outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;

•	economic instability in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political instability in the countries in which our suppliers operate, particularly in China and Taiwan;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and their ability to continue expanding into international markets.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business. This is especially an issue while our staff is small. We are dependent upon the active participation of several key management personnel, including Paul J. Travers, our President and Chief Executive Officer (CEO). We do not carry key person life insurance on any of our senior management or other key personnel other than our CEO. While we have life insurance coverage on our CEO, we do not believe the coverage would be sufficient to completely protect us against losses we may suffer if his services were to become unavailable to us in the future. Our Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in Rochester, New York. If he becomes unable to legally travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. As of December 31, 2009, we had 59 full-time employees. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

Our failure to effectively manage growth could harm our business.

We have rapidly and significantly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio. We must regularly introduce new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

This expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by our growth include the following:

•
New Product Launch:   With the growth of our product portfolio, we experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effective marketing to stimulate demand and market acceptance. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•
Forecasting, Planning and Supply Chain Logistics:   With the growth of our product portfolio, we also experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•
Support Processes:   To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to expand.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We operate our business from three locations in the Rochester, New York area. We also rely on third party manufacturing plants in China and third party logistics, sales and marketing facilities in other parts of the world to provide key components of our Video Eyewear products and services necessary for our operations. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

We generally do not have long-term contracts with our customers and therefore we may not be able to accurately forecast inventory requirements and sales.

Our business is operated on the basis of short-term purchase orders and engineering contracts that typically do not exceed 12 months in duration. We cannot guarantee that we will be able to obtain long-term contracts in the future. The purchase orders that we receive can often be cancelled or revised without penalty. In the absence of a backlog of orders that can only be canceled with penalty, we plan production on the basis of internally generated forecasts of demand, which makes it difficult to accurately forecast inventory requirements and sales. Large supply line commitments and large inventories of various components will be required to support our business and provide reasonable order fulfillment for customers. If we fail to accurately forecast operating requirements, our business may suffer and the value of your investment in us may decline.

Terrorism and the uncertainty of future terrorist attacks or war could reduce consumer confidence which could adversely affect our operating results.

Terrorist acts or acts of war may cause damage or disruption to our facilities, information systems, vendors, employees and customers, which could significantly harm our sales and results of operations. In the future, fears of war or additional acts of terrorism may have a negative effect on consumer confidence or consumer discretionary spending patterns, as well as have an adverse effect on the economy in general. This impact may be particularly harmful to our business because we expect to rely heavily on discretionary consumer spending and consumer confidence levels.

RISKS RELATED TO MANUFACTURING

We do not manufacture our own microdisplays, one of the key components of our Video Eyewear products, and we may not be able to obtain the microdisplays we need.

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our Video Eyewear products. We currently purchase almost all of the microdisplays used in our products from Kopin and eMagin. Kopin accounts for approximately 95% of our microdisplays by unit volume. Products incorporating Kopin microdisplays accounted for approximately 42% of our sales in 2009 and products incorporating eMagin microdisplays accounted for approximately 6% of our sales in 2009. Our relationships with both Kopin and eMagin generally are on a purchase order basis and neither supplier has a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Both Kopin and eMagin could discontinue sourcing merchandise for us at any time. If Kopin or eMagin were to discontinue their relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if Kopin or eMagin or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations.

Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source.

Our inability to obtain sufficient quantities of high quality components or services on a timely basis could result in future manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

The consumer electronics industry is subject to significant fluctuations in the availability of components. If we do not properly anticipate the need for critical components, we may be unable to meet the demands of our customers and end-users.

The availability of certain of the components that we require to produce our Video Eyewear products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories have experienced chronic shortages of components during periods of exceptionally high demand. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

Unanticipated disruptions in our operations or slowdowns by our suppliers, distributors and shipping companies could adversely affect our ability to deliver our products and service our customers.

Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on the efficient, timely and uninterrupted performance of our manufacturing and distribution facilities and our management information systems and the facilities and systems of our third party suppliers, distributors and shipping companies.

Any material disruption or slowdown in the operation of our manufacturing and distribution facilities or our management information systems, or comparable disruptions or slowdowns suffered by our principal suppliers, distributors or shippers could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. If any of these events occur, our sales and operating results could be materially and adversely affected.

If we acquire any companies or technologies in the future, they could prove difficult to integrate, disrupt our business, dilute stockholder value or have an adverse effect on our results of operations.

We intend to expand our business primarily through internal growth, but from time to time we may consider strategic acquisitions. Any future acquisition would involve numerous risks including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	unanticipated expenses related to technology integration;

•	exposure to unknown liabilities, including litigation against the companies we may acquire;

•	additional costs due to differences in culture, geographic locations and duplication of key talent; and

•	potential loss of key employees or customers of the acquired company.

Additionally, to finance an acquisition we may incur substantial amounts of indebtedness, which would affect our balance sheet and results of operations, or we may issue a substantial number of shares of our common stock, which may be dilutive to our stockholders. If we make acquisitions in the future, acquisition-related accounting charges may affect our balance sheet and results of operations. We may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

RISKS RELATING TO OUR SECURITIES

The price of our common stock and warrants have been highly volatile and an investment in our securities could suffer a decline in value.

The market prices of our common stock and warrants have been highly volatile since they began trading on the TSX-V in January 2010 will likely be characterized by significant price volatility when compared to more established issuers for the foreseeable future. The market prices of our common stock and warrants are likely to be volatile for a number of reasons. First, our common stock and warrants are likely to be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of common stock or warrants may disproportionately influence their prices in either direction. The price of the common stock could, for example, decline precipitously if even a relatively small number of shares are sold on the market without commensurate demand, as compared to a market for shares of an established issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our small amount of sales and lack of profits to date and uncertainty of future market acceptance for our current and potential products or engineering services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their common stock or warrants on the market more quickly and at greater discounts than would be the case with the securities of an established issuer. We cannot make any predictions or projections as to what the prevailing market prices for our securities will be at any time or as to what effect the sale of our securities or the availability of our securities for sale at any time will have on the prevailing market price.

If we cannot maintain the listing of our common stock and warrants on the TSX-V holders of our common stock and warrants may not be able to resell their securities at or near the price they paid for them or at any price.

Our common stock and warrants are currently listed on the TSX-V under the symbols “VZX” and “VZX.WT”, respectively. The TSX-V has continuing listing requirements and we may not be able to comply with those requirements and maintain our listing. If our common stock and warrants are not listed on the TSX-V, we may seek to have them quoted on the OTC Bulletin Board of the US Financial Industry Regulatory Authority, Inc. (FINRA). The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity and transparency than the TSX-V. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock and warrants may be unable to resell their securities at or near the price they paid for them or at any price.

Holders of our warrants may not be able to exercise their warrants if we cannot maintain a current prospectus relating to the common stock underlying the warrants.

The warrants sold in our initial public offering in December 2009 may be exercised only if at the time of exercise (i) a prospectus relating to the issuance of the shares of our common stock underlying the warrants is then current and (ii) those shares are registered or qualified for sale or exempt from registration or qualification under the securities laws of the states in which the holders of the warrants reside. The issuance of the shares of our common stock underlying the warrants is covered by an effective prospectus but we may not be able to keep that prospectus or any other prospectus we file with the SEC covering the issuance of those shares current. We applied to register or qualify the issuance of those shares in California, Connecticut, Delaware, Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, Pennsylvania and Virginia but we may not be able to maintain those registrations or qualifications. If we are not able to do so and no exemption from registration is available, the holders of the warrants will not able to exercise their warrants and they will expire unexercised. We have no obligation to compensate the holders if they are not able to exercise their warrants because we have failed to maintain the effectiveness of a registration statement filed with the SEC or the registration or qualification filed with any state.

The market price of our common stock and warrants may decline because of the number of shares of our common stock eligible for future sale in the public marketplace.

The price of our common stock and warrants could decline if there are substantial sales of our common stock in the public market in the future.  As of December 31, 2009, 263,600,274 shares of our common stock were issued and outstanding.  31,180,157 shares of our common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except for any of those shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, whose sales would be subject to the volume and manner of sale limitations of Rule 144 described below. In addition, 146,440,415 shares of our common stock outstanding as of December 31, 2009, or approximately 56% of our common stock outstanding as of December 31, 2009, may be resold at any time, subject to the lock-up agreements and TSX-V escrow arrangements and seed share resale restrictions described below. Our executive officers and directors currently own 82,987,672 shares, or approximately 31% of our common stock outstanding as of December 31, 2009, which are eligible for resale subject to the volume and manner of sale limitations of Rule 144 and subject to the lock-up agreements and TSX-V escrow arrangements described below.

Additionally, under our fiscal advisory fee agreement with the Canadian agents in our initial public offering, we issued to the Canadian agents at the closing of our initial public offering, in payment of a fiscal advisory fee, 2,613,687 shares of our common stock. The shares issued to our Canadian agents under the agreement will be subject to resale restrictions in accordance with applicable US and Canadian securities laws and contractual resale restrictions for a period of one year following the closing of our initial public offering under the lock-up agreements described below.

The holders of an aggregate of 31,764,437 shares of our common stock have rights, subject to some conditions, to require us to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register for resale all shares of common stock that we have issued and may issue under our option plans. Once we register these shares, subject to any lock-up restrictions, if any, they can be freely sold in the public market. Furthermore, our agents may, at their discretion and at any time without notice, release all or any portion of the securities from the restrictions on sale imposed by lock-up agreements. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares are able to or intend to sell shares, could reduce the market price of our common stock.

If management continues to own a significant percentage of our outstanding common stock management may prevent other stockholders from influencing significant corporate decisions.

Our officers and directors currently own approximately 31% of the outstanding shares of our common stock. As a result, our management will exercise significant control over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.

It may be difficult for us to attract or retain qualified officers and directors because of the rules and regulations that we are subject to as a public company.

As a public company, the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) and the related rules and regulations of the SEC, as well as the rules and regulations of applicable Canadian securities regulators and the rules of the TSX-V requires us to implement corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Among other things, we are subject to rules regarding the independence of the members of our board of directors and committees of the board and their experience in finance and accounting matters and certain of our executive officers will be required to provide certifications in connection with our quarterly and annual reports filed with the SEC and applicable Canadian securities regulators. The perceived increased personal risk associated with these rules may deter qualified individuals from accepting these positions. Accordingly, we may be unable to attract and retain qualified officers and directors. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on a stock exchange could be adversely affected.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and may fail to comply with SEC rules and the rules and regulations of applicable Canadian securities regulators.

We must implement and maintain effective internal financial controls for us to provide reliable and accurate financial reports and effectively prevent fraud. Implementation and maintenance of effective internal financial controls will depend on the effectiveness of our financial reporting and data systems and controls. We expect these systems and controls to become increasingly complex to the extent that our business grows. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our common stock and our access to capital.

Rules adopted by the SEC pursuant to Section 404 of Sarbanes-Oxley require annual assessment of our internal control over financial reporting, and attestation of this assessment by our independent registered public accountants. Under the SEC rules currently in effect, both the management assessment of our internal control over financial reporting and the attestation of management’s assessment by our independent registered public accountants will first apply to our annual report for the 2010 fiscal year. The standards governing management’s assessment of internal control over financial reporting are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investors could lose confidence in our reported financial information, which could have a negative effect on the market price of our common stock and our access to capital.

In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting, or disclosure of our independent registered public accounting firm’s attestation to our report on management’s assessment of our internal control over financial reporting may have a negative effect on the market price of our common stock and our access to capital.

The additional expenses that we will incur as a public company, and the time our management will be required to devote to new compliance initiatives, may have a material adverse affect on our business and results of operations.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, Sarbanes-Oxley and the related rules and regulations of the SEC, as well as the rules and regulations of applicable Canadian securities regulators and the rules of the TSX-V, impose various requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. Compliance with Section 404 of Sarbanes-Oxley will also require that we incur substantial accounting expenses and expend significant management efforts.

If our common stock is considered a “penny stock” it will be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is not currently listed or quoted on any US national securities exchange or national quotation system, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Rule 3a51-1 under the Securities Exchange Act of 1934 (Exchange Act). Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5,000,000.

The principal result or effect of being designated a “penny stock” is that US securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Because we do not intend to pay dividends on our common stock, our stockholders will only realize a return (or recovery of a portion of their initial investment) on their investment upon the sale of their shares.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any cash dividends.

Our certificate of incorporation, by-laws and Delaware law may discourage takeovers and business combinations that our stockholders might consider in their best interests

Provisions in our certificate of incorporation and by-laws may delay, defer, prevent or render more difficult a takeover attempt that our stockholders might consider in their best interests. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the market value of our common stock if they are viewed as discouraging takeover attempts in the future.

Provisions in the amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws:

•	provide that the authorized number of directors may be changed only by resolution of the board of directors;

•
provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if such number is less than a quorum;

•	require that any action to be taken by our stockholders be effected at a duly called annual or special meeting of stockholders and not by written consent;

•
provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and also specify requirements as to the form and content of a stockholder’s notice;

•
do not provide for cumulative voting rights, therefore allowing the holders of a majority of the shares of our common stock entitled to vote in any election of directors to elect all of the directors standing for election, if they should so choose; and

•
provide that special meetings of our stockholders may be called only by the chairman of the board, our chief executive officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors.

The amendment of any of these provisions would require approval by the holders of at least two thirds of our voting stock then outstanding, voting together as a single class.

In addition, we may become subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.

If we issue new shares of preferred stock your rights as a holder of our common stock or warrants may be materially adversely affected.

We are authorized to issue up to 5,000,000 shares of preferred stock, none of which is currently issued or outstanding. The designations, rights and preferences of our preferred stock may be determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without shareholder approval, to issue one or more series of preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of the holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	adversely affect the market price of our common stock.

Holders of our common stock and warrants may be diluted if we raise additional funds.

Our operations to date have consumed substantial amounts of cash, and we expect our capital and operating expenditures to increase in the next few years. The independent registered public accounting firm report for our consolidated financial statements for the year ended December 31, 2009 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our plans to address this matter include raising additional financing through the sale of our securities. We have no commitment for any such financing and any such financing may not be available on acceptable terms or at all. As of March 30, 2010, 359,729,736 shares of our common stock and 5,000,000 shares of our preferred stock are authorized and available for issuance at the discretion of our board of directors.  As described above, our preferred stock may be issued in one or more series with dividend, liquidation, conversion, voting or other rights superior to those of the holders of our common stock. If we raise additional funds by issuing equity securities or convertible debt securities, further dilution to existing stockholders may result. If adequate funds are not available, our business, financial condition and results of operations and the market price of our common stock would be materially adversely affected.

We may not be able to meet our liquidity needs or to access capital when necessary because of adverse capital and credit market conditions.

We have historically relied on private placements of equity and debt to fund our operating losses and capital expenditure. During the past 24 months, the capital and credit markets experienced volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to access the capital necessary to operate and grow our business. Adverse capital and credit market conditions may force us to delay raising capital or bear an unattractive cost of capital which could significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position and the market value of our common stock could be materially adversely affected by disruptions in the financial markets.

If we sell additional shares of our common stock or preferred stock, we may not be able to fully utilize our net operating loss carryforwards and certain other tax attributes.

As of December 31, 2009, we had net operating loss carryforwards of approximately $14,500,000 for Federal and state income tax purposes. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. An ownership change is defined for these purposes as a greater than 50% change in its equity ownership by value over a three-year period. We may also experience ownership changes in the future as a result of subsequent changes in our stock ownership.

This section describes circumstances or events that could have a negative effect on our financial results or operations or that could change, for the worse, existing trends in our businesses. The occurrence of one or more of the circumstances or events described below could have a material adverse effect on our financial condition, results of operations and cash flows or on the trading prices of our common stock. The risks and uncertainties described in this annual report are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing facility, consisting of approximately 8,800 square feet, is located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623, and our research and development, sales and administration offices, consisting of approximately 9,600 square feet, are located in two different suites at 75 Town Centre Drive, Rochester, New York 14623. We currently pay approximately $65,000 per year in rent for our manufacturing facility and $110,000 per year for our research and development, sales and administration offices. The manufacturing facility is leased on a calendar year term. Our lease on both our office suites expires in June 2010 and we intend to renew the lease on substantially the same terms before its expiration.

We believe that each of our facilities is in good operating condition and adequately serves our needs currently and if leases were renewed could for at least the next 12 months. However we intend to start re-consolidating our facilities within 24 months. This will be done for efficiency reasons. We anticipate that, if required, suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

As at December 31, 2009, we are not a party to, and our property is not the subject of, any legal proceedings, and we are not aware of any such proceedings contemplated by or against us or our property.

Item 4. Submission of Matters to a Vote of Security Holders

In connection with the initial public offering of our comment stock and warrants, by written consent dated as of December 7, 2009 in lieu of a meeting, pursuant to Section 228 of the Delaware General Corporation Law and our bylaws, the holders of a majority of our then outstanding common stock approved our amended and restated certificate of incorporation, our amended and restated bylaws and our 2009 Stock Option Plan.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock and Warrants

Our common stock and warrants are currently traded on the TSX Venture Exchange, or the “TSX-V”, under the symbols “VZX” and “VZX.WT”, respectively.  Trading of our common stock and warrants on the TSX-V began on January 5, 2010. Prior to January 5, 2010, there was no public market for our common stock or warrants.  There is currently no established public trading market for our common stock or warrants in the United States.

Holders of Record

On March 30, 2010, there were 196 holders of record of our common stock and warrants. Because many shares of our common stock and warrants are held by brokers and other institutions on behalf of individual owners, we are unable to determine the exact number of beneficial owners represented by these record holders.

Dividends

We currently do not pay regular dividends on our outstanding stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our board of directors may deem relevant.

Issuer Purchases of Equity Securities

There were no purchases by Vuzix during the quarter or year ended December 31, 2009 of equity securities that are registered under Section 12 of the Exchange Act.

Equity Compensation Plan Information

     The following table provides information about our equity compensation plans as of December 31, 2009.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	15,885,578	$0.0914	35,800,000
Equity compensation plans not approved by security holders	—	—	—

Total	15,885,578	$0.0914	35,800,000

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes shares available under our 2009 Stock Option Plan.

Item 6.	Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

 The following tables present our summary financial data and should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The summary financial data for the years ended December 31, 2009, 2008 and 2007 are derived from our audited annual financial statements, which are included elsewhere in this annual report.

	Year Ended December 31,
Statement of Operations Data	2009	2008	2007

Sales	$11,886,098	$12,489,884	$10,146,379
Cost of Sales	7,609,091	8,788,905	6,783,473

Gross Margin	4,277,007	3,700,979	3,362,906
Operating Expenses
Research and development	2,217,627	3,366,518	2,365,412
Selling and marketing	2,143,628	2,128,625	1,920,164
General and administrative	2,354,573	2,299,685	1,718,627
Depreciation and amortization	522,457	510,133	374,078

Total operating expenses	7,238,285	8,304,961	6,378,281

Profit (Loss) from operations	(2,961,278)	(4,603,982)	(3,015,375)
Interest and other income (expense)	63	188	2,549
Foreign exchange (loss) gain	(22,226)	(24,216)	—
Interest expense	(297,200)	(260,977)	(241,692)
Legal settlement	—	—	96,632
Tax (expense) benefit	(30,217)	(5,212)	98,372

Total tax and other income (expense)	(349,580)	(290,217)	(44,139)

Net (Loss)	$(3,250,424)	$(4,894,199)	$(3,059,514)

Income (loss) per share:
Basic and fully diluted*	$(0.0151)	$(0.0240)	$(0.0176)
Weighted average common shares outstanding:
Basic and fully diluted*	221,469,554	207,710,498	185,263,660

*All outstanding warrants, options, and convertible debt are anti-dilutive, therefore basic and diluted earnings per share are the same for all periods.
	Year Ended December 31,
Cash Flow Data	2009	2008	2007
Cash flows (used in) operating activities	$(2,318,827)	$(1,285,449)	$(3,295,900)
Cash flows (used in) investing activities	(472,456)	(549,804)	(316,743)
Cash flows provided by financing activities	4,473,087	2,289,116	3,408,328

	As of December 31,
Balance Sheet Data	2009	2008	2007
Cash and cash equivalents	$2,500,523	$818,719	$364,856
Working Capital (deficiency)	1,042,257	(1,846,289)	966,658
Total Assets	8,408,825	6,221,897	6,967,254
Long-Term Liabilities	2,833,206	1,754,379	2,014,476
Accumulated (deficit)	(18,032,430)	(14,687,276)	(9,691,977)
Total Stockholders’ equity (deficit)	(330,225)	(2,089,942)	423,236

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the “Selected Financial and Other Data” and our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this annual report. See the discussion under “Forward Looking Statements” beginning on page 3 of this annual report.

Overview

We are engaged in the design, manufacture, marketing and sale of devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our products (known commercially as Video Eyewear, but also commonly referred to as virtual displays, wearable displays, personal viewers, head mounted displays, or near-to-eye displays) are used to view high-resolution video and digital information primarily from mobile electronic devices (such as cell phones, portable media players, gaming systems and laptop computers) and from desktop computers. Our products provide the user a viewing experience that simulates viewing a large screen television or a desktop computer monitor.

Our Video Eyewear products feature high performance miniature display modules, low power electronics and related optical systems. We produce both monocular and binocular Video Eyewear devices that we believe are excellent solutions for many mobile computer or video viewing requirements. We focus on two markets: the consumer markets for gaming and mobile video and rugged mobile displays for defense and industrial applications. We also offer low-vision assist Video Eyewear products that are designed to assist and improve the remaining vision of many people suffering from macular degeneration.

Since our inception in 1997, we have derived the majority of our sales from fees paid to us under research and development contracts and related volume manufacturing services primarily of night vision display electronics as a sub-contractor to defense suppliers to the US government. Since 2005, we have devoted significant resources to the development and commercial launch of our industrial and consumer products. During 2009, 2008 and 2007, we derived 41.3%, 35.6 and 32.4%, respectively, of our sales from our consumer Video Eyewear products.

We believe our intellectual property portfolio gives us a leadership position in microdisplay electronics, ergonomics, packaging, motion tracking and optical systems.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements and related notes appearing elsewhere in this annual report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements, including the statement of operations, balance sheet, cash flow and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in the notes to our financial statements included in this annual report. In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;

•	carrying value of long-lived assets;

•	valuation of intangible assets;

•	revenue recognition;

•	product warranty;

•	stock-based compensation; and

•	income taxes.

Valuation of Inventories

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. To date, no impairment on long-lived assets has been booked. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results.

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable. We have not impaired the value of certain intellectual property, such as patents and trademarks, which were valued (net of accumulated amortization) at $759,356 as of December 31, 2009, because management believes that its value is recoverable.

Revenue Recognition

Revenue from product sales is recognized in accordance with FASB ASC Topic 605, Revenue Recognition   Product sales represent the majority of our revenue. We recognize revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, we sell our products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by us. If these conditions are not met, we will defer the revenue recognition until such time as these conditions have been satisfied. We collect and remit sales taxes in certain jurisdictions and report revenue net of any associated sales taxes. We also sell certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including price adjustments downwards on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims.

Revenue from any engineering consulting and other services is recognized at the time the services are rendered. For our longer-term development contracts, which to date have all been firm, fixed-priced contracts, we recognize revenue on the percentage-of-completion method. Under this method income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. To date, all of our longer-term development contracts have been less than one calendar year in duration. We generally submit invoices for our work under these contracts on a monthly basis. The percentage-of-completion is determined using the cost-to-cost method.

The accounting estimate related to revenue recognition is considered a “critical accounting estimate” because terms of sale can vary, and judgment is exercised in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Judgment is exercised within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectability is reasonable assured.

Product Warranty

Warranty obligations are generally incurred in connection with the sale of our products. The warranty period for these products is generally one year, but can be 24 months in certain countries if required by law, such as in Europe. Warranty costs are accrued, to the extent that they are not recoverable from third party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. We provide for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience of warranty claims and costs. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

Research and Development

Research and development costs, are expensed as incurred consistent with the guidance of FASB ASC Topic 730, “Research and Development,” and include employee related costs, office expenses, third party design and engineering services, and new product prototyping costs.

Stock-Based Compensation

Our board of directors approves grants of stock options to employees to purchase our common stock.  A stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a “critical accounting estimate” because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. The fair market value of our common stock on the date of each option grant was determined based on the most recent cash sale of common stock in an arm’s length transaction with an unrelated third party. We engaged in at least one such transaction during each of our last four fiscal years. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date we have determined a 100% valuation allowance is required and accordingly no amounts have been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the nil amount currently recorded, an adjustment of the valuation allowance would increase income to be recognized in the period such determination was made.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $14,000,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

The Company adopted, as of July 1, 2009, the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change authoritative guidance. Accordingly, implementing the ASC did not change any of our accounting, and therefore, did not have an impact on our consolidated results. References to authoritative GAAP literature have been updated accordingly.

On January 1, 2009, the Company adopted the provisions of FASB ASC Topic 320-10-65 (formerly FSP FAS 107-1 and APB 28-1) “Interim Disclosures about Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. The adoption of ASC Topic 320-10-65 did not have a material impact on our consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of ASC 815-10 (formerly FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

On January 1, 2009, the Company adopted FASB ASC topic 815-40 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (formerly EITF 07-5). ASC topic 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The adoption ASC topic 815-40 did not have a material impact on our consolidated financial statements.

In May 2009, the Company adopted FASB ASC topic 855, “Subsequent Events”. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC topic 855 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC topic 105 “Generally Accepted Accounting Principles”, (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC topic 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement was effective September 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, “Earnings Per Share” Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock goes into effect in the period that includes a redemption or induced conversion. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC 605-25 “Revenue Recognition — Multiple- Deliverable Revenue Arrangement” that will become effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” which improves disclosures about the measurement of the fair value of financial instruments including (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 of the fair value inputs hierarchy. The guidance is effective for fiscal years and interim periods ended after December 15, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

Key Performance Indicators

We believe that a key indicator for our business is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is at an all time low. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer. Total shipments of night vision electronics module customers in 2009, 2008 and 2007 were $5,278,673, $6,068,449 and $1,418,249, respectively.

Comparison of Fiscal Years Ended December 31, 2009 and December 31, 2008

Sales.   Our sales were $11,886,098 for 2009 compared to $12,489,884 for 2008. This represents a 4.8% decrease for the year 2009 over the year 2008. Our sales from defense products decreased to $6,020,420 or 50.7% of our total sales in 2009 compared to $6,397,221 or 51.2% of total sales in 2008, a decrease of $376,801 or 5.9%. The decrease resulted primarily from lower shipments of night vision electronics in 2009 as compared to 2008. Sales from our defense-related engineering programs decreased to $924,863 or 7.8% of total sales compared to $1,548,703 or 12.4% of total sales in 2008. The decrease in 2009 was the result of delays in the awarding of a new program and decreased engineering service awards received by us. Consumer Video Eyewear product sales increased to $4,912,591 or 41.3% of total sales for 2009 compared to $4,451,121 or 35.6% of our total sales for 2008. This increase resulted from the continued expansion of our reseller network and the introduction of new products. Low-vision assist sales, consisting mainly of sales of low-vision assist products, were $28,224 or 0.2% of total sales in 2009 versus $92,839 or 0.7% of total sales in 2008.

Cost of Sales and Gross Margin.   Gross margin increased to $4,277,007 for 2009 from $3,700,979 for 2008, an increase of $576,028 or 15.6%. As a percentage of net sales, gross margin increased to 36.0% for 2009 compared to 29.6% for 2008. This increase was the result of lower production costs, increased sales of our high resolution Video Eyewear models with their higher margins, and higher selling prices of our products in Japan and Europe.

Research and Development.   Our research and development expenses decreased by $1,148,891 or 34.1%, to $2,217,627 compared to $3,366,518 in 2008. This was due to less reliance on more expensive external contractors and prototyping services and the staff reductions that were implemented in late 2008. Expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $2,143,628 for 2009 compared to $2,128,625 for 2008, an increase of $15,003 or 0.7%. As a percentage of total sales, the selling and marketing expenses increased to 18.2% of sales for 2009 compared to 17.0% for 2008 reflecting our higher overall percentage of consumer Video Eyewear sales for which we invest more advertising dollars. The absolute dollar increase was primarily due to increased advertising expenses in several print publications and higher participation in paid catalog advertising with our resellers in the USA.

General and Administrative.   General and administrative expenses were $2,354,573 for 2009 as compared to $2,299,685 for 2008, an increase of $54,888 or 2.4%. The higher general and administrative related to increases in staff and personnel costs, and increased legal expenses.

Depreciation and Amortization.   Our depreciation and amortization expense for 2009 increased by $12,324, or 2.4% to $522,457, compared to $510,133 in 2008. The increase was related to increased depreciation on new capital expenditures in 2009 and 2008.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(319,363) in 2009 compared to $(285,005) in 2008. The increase in expenses was primarily attributable to interest costs on our increased borrowings and higher interest rates in 2009 as compared to 2008.

Provision (Benefit) for Income Taxes.   The provision for income taxes for 2009 was $(30,217) compared to $5,212 for 2008.The balance of each year’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation. These taxes were $5,212 for 2008.

Net (Loss) and (Loss) per Share.   Our net loss was $(3,250,424) or $(0.0151) per share in 2009, a decreased loss of $1,643,775, or 33.6%, from $(4,894,199) or $(0.0240) per share in 2008.

Comparison of Fiscal Years Ended December 31, 2008 and December 31, 2007

Sales.   Our sales were $12,489,884 for the year ended December 31, 2008 compared to $10,146,379 for the year ended December 31, 2007. This represents a 23.1% increase for the year 2008 over the year 2007. Our sales from defense products increased to $6,397,221 or 51.2% of our total sales in 2008 versus $1,418,249 or 14.0% of total sales in 2007, an increase of $4,978,972 or 351.1%. The increase resulted primarily from new orders of night vision drive electronics from prime contractors and the introduction of our Tac-Eye® display product line in the fourth quarter of 2008. Sales from our defense-related engineering programs decreased in 2008 to $1,548,703 or 12.4% of total sales versus $5,445,375 or 53.7% of total sales in 2007. The large decrease in fiscal 2008 was the result of the start and completion of a $4,300,000 engineering program in late 2007. Consumer Video Eyewear product sales increased to $4,451,121 or 35.64% of total sales for the year ended December 31, 2008 compared to $3,282,755 for our 2007 year or 32.4% of 2007’s total sales. This 35.6% sales dollar increase resulted from a broader Video Eyewear product line and increased distribution in the United Kingdom and Japan. Low-vision assist sales, consisting mainly of sales of low-vision assist products, were $92,839 or 0.7% of total sales in fiscal 2008 versus none in fiscal 2007.

Cost of Sales and Gross Margin.   Gross margin increased to $3,700,979 for fiscal 2008 from $3,362,906 for fiscal 2007, an increase of $338,073 or 10.1%. As a percentage of net sales, gross margin decreased to 29.6% for fiscal 2008 compared to 33.1% for fiscal 2007. This reduction was the result of changes in our revenue mix and related margins. Generally, we earn a higher gross margin on engineering only programs as compared to the gross margin on products, in which we incur cost of goods or volume production costs. Engineering services revenues decreased to 12.4% as a percentage of total sales in 2008 versus 53.7% of total sales in 2007, resulting in the majority of the reduction in overall gross margin in 2008 versus fiscal 2007.

Research and Development.   Our research and development expenses in 2008 increased by $1,001,106, or 42.3%, to $3,366,518 in fiscal 2008 versus $2,365,412 in 2007. This was due to increased internal development activities and less direct support of our research under government funded engineering programs. Expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $2,128,625 for fiscal 2008 as compared to $1,920,164 for fiscal 2007, an increase of $208,461 or 10.9%. Despite the increase in absolute dollars, as a percentage of total sales, the selling and marketing expenses decreased to 17.0% of sales for fiscal 2008 as compared to 18.9% for fiscal 2007. The absolute dollar increase was primarily due to increased advertising expenses along with increased marketing support paid out to our expanded consumer products resellers and the introduction of in-store point of purchase displays with US resellers.

General and Administrative.   General and administrative expenses were $2,299,685 for fiscal 2008 as compared to $1,718,627 for fiscal 2007, an increase of $581,058 or 33.8%. The higher general and administrative related to increases in staff and personnel costs, and increased legal expenses.

Depreciation and Amortization.   Our depreciation and amortization expense increased by $136,055, or 36.4%, to $510,133 in 2008 versus $374,078 in 2007. The increase was related to increased depreciation on new capital expenditures in 2008 and 2007.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(285,005) in 2008 versus $(142,511) for 2007. The increase in expenses was primarily attributable to an offsetting legal settlement received during 2007 in the amount of $96,632.

Provision (Benefit) for Income Taxes.   The provision for income taxes for the year ended December 31, 2008 was $5,212 versus a net benefit of ($98,372) in 2007. The 2007 net benefit includes our accrual of $130,130 in New York State tax credits for our research and development activities. The balance of each year’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation. These taxes were $5,212 for 2008 and $31,758 for 2007. This decrease was a result of the 8-for-1 split of our common stock in July 2008.

Net (Loss) and (Loss) per Share.   Our net loss was $(4,894,199) or $(0.0240) per share in 2008, an increased loss of $(1,834,685), or (60.0)%, from $(3,059,514) or $(0.0176) per share in 2007.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of $2,500,523, an increase of $1,681,804 from $818,719 as of December 31, 2008.

Our cash requirements are primarily for research and development, product tooling, and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our common equity securities, convertible debt and notes payable to private investors, cash flow provided by operations and our revolving bank lines of credit. The large increase in cash was a direct result of our IPO.

Operating Activities.   Cash (used in) operating activities was $(2,318,827) in 2009 and $(1,285,449) in 2008. Changes in operating assets and liabilities, excluding cash, provided (used) cash were $53,941 in 2009 and $2,785,425 in fiscal 2008. An increase in our inventories of $652,315 along with a $826,407 decrease in accounts payable and customer deposits of $559,006 as of December 31, 2009 were offset primarily by the securing of $1,746,500 in deferrals of trade payables.

Investing Activities.   Cash used in investing activities was $472,456 in 2009 and $549,804 in 2008. Cash used for investing activities in 2009 related primarily to the purchase of production tooling and computer software equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $134,594 in 2009 and $125,638 in 2008.

Financing Activities.   Cash provided by financing activities was $4,473,087 in 2009 and $2,289,116 in 2008. In January 2009, we sold shares of our common stock in a private placement for aggregate gross proceeds of $300,000. In August, September and November 2009, we issued $246,417 in principal amount of promissory notes for the same amount of gross proceeds. In December 2009, we completed the initial public offering of our common stock and warrants for aggregate net proceeds of $3,897,942 after direct IPO offering costs of $(1,912,715). We sold shares of our common stock for aggregate gross proceeds of $2,138,646 in 2008.

Capital Resources.   As of December 31, 2009, we had a cash balance of $2,500,523. We had $34,393 available under our bank lines of credit (the outstanding balances under our lines of credit as of December 31, 2009 were $178,107). The credit lines are with two banks, are payable on demand and secured by the personal guarantee of our President and Chief Executive Officer, Paul J. Travers. The bank credit agreements contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with any affiliates, and investments. They also prohibit us from declaring and paying cash dividends without the bank’s prior consent.

On September 19, 2006, we borrowed $500,000 from an individual lender and issued a convertible promissory note in the principal amount of $500,000 in evidence of the loan. Interest on the outstanding principal amount of the note accrues at the annual rate of 10.0%. The outstanding principal amount of the note, together with all accrued and unpaid interest thereon, is convertible at the option of the holder into shares of our common stock at the rate of $0.2333 per share. The outstanding principal amount of the note together with all unpaid accrued interest thereon was due and payable on January 31, 2009. As of January 31, 2009, the interest accrued and unpaid on the note was $118,493. Since January 31, 2009 interest on the principal amount of the note has accrued at the annual rate of 18.0% and we made monthly payments of interest only during 2009. The loan principal of $500,000 was repaid in mid-January but not the accrued interest which was $126,137 at December 31, 2009. The unpaid accrued interest will accrue further interest at an annual rate of 12.0% beginning January 15, 2010 and lender has agreed to not request any payments before August 31, 2010.

In August, September, and November 2009, we borrowed an aggregate amount of $246,417 from three individual lenders, including a total of $100,000 from Mr. Paul Churnetski, our Vice President of Quality Assurance and the beneficial owner of approximately 9% of our issued and outstanding common stock and $46,417 from William Lee, one of our external directors. These loans bore interest at an annual rate of 18.0% and were all due prior to December 31, 2009, however none of these lenders requested payment prior to that date. $150,000 was due and payable on October 31, 2009 and the remaining $50,000 was due and payable on November 24, 2009. As of December 31, 2009, the holders of these loans have not demanded payment. We borrowed these funds to finance part of our working capital investment for a defense order in process. The entire loan amount along with accrued interest was repaid to these individuals in January 2010.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to continue our development programs, hire and train additional staff, expand our research and development activities, new product marketing and increased inventory levels. Assuming we are able to increase our sales and achieve our planned gross margins, we anticipate that we will also experience growth in our operating expenses for the foreseeable future. Our future net operating losses, product tooling expenses, and related working capital investments will be the principal use of our cash. In particular, we expect that potentially significant amounts of working capital investments in accounts receivable and inventories that are not offset by corresponding increases in accounts payable will use cash with our planned growth.

During the year ended December 31, 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on equity financings, including our IPO and debt raised from qualified investors.  We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated March 30, 2010. With our current level of funding and ongoing losses from operations, substantial doubt exists about our ability to continue as a going concern.

The consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.  Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations.  However, there is no assurance that profitable operations or sufficient cash flows will be achieved or that we will be able to obtain any additional financing.   If we are unable to achieve profitable operations or obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell all or a portion of our assets or shut down the company and cease operations.

We have supported current operations by raising additional operating cash through our IPO, bridge loans and the private sale of our convertible debentures and preferred stock.  This has provided us with the cash inflows to continue our business plan, but we received the low end of our recent IPO funding range and as a result its closing in late December has not resulted in significant improvement in our financial position. We are considering alternatives to address our cash flow situation that include raising capital through additional sale of our equity and/or debt securities, modifying our business plan in accordance with the extent of available financing, and/or entering into a strategic partnership.

This could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (i) locate sources of debt or equity funding to meet current commitments and near-term future requirements and (ii) achieve profitability and ultimately generate sufficient cash flow from operations to sustain our continuing operations.

Unless otherwise noted, the following discussion and analysis relates only to results from continuing operations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have the intent and ability to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. Management’s plans concerning these matters are also discussed under “Liquidity and Capital Resources” below and in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On December 24, 2009, we completed our IPO and the sale of $5,810,657 common stock units that resulted in us raising a net $3,897,942 dollars after expenses of the transaction. The gross amount received was near the low-end of our targeted IPO offering range of $6,000,000 to $10,000,000 Canadian dollars. At the time our working capital deficit was approximately $4.0 million and we had two of our major trade suppliers extend their trade payable totaling $1,746,500 out 13 months to January 15, 2011 to improve our net working capital position. We used substantially all of the net proceeds of the IPO to repay all indebtedness outstanding to trade suppliers and notes payable. We used the remaining net proceeds for general corporate purposes and ongoing operating losses. The completion of our IPO came too late for us to take advantage of the seasonal demand in our consumer Video Eyewear products, and as a result, our results of operations and liquidity were negatively impacted.

As a result, we expect cash on hand and cash by the end of April 2010, will not be sufficient to fund our anticipated cash requirements for maintaining full operations minimum capital expenditures, working capital purposes, as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. Our current fiscal 2010 plan contemplates a need for more money to fund operating losses and maintain or grow our revenues as we are constrained by limited working capital and reduced credit lines from our key suppliers. We rely upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. Such events along with a further deterioration in our working capital would adversely affect our results of operations, cash flows and financial performance.

When and if we obtain sufficient additional financing, we do plan to return to our business original strategy in 2010 of introducing new and improved products, we will be limited in our pursuit of this strategy while we continue to manage our liquidity. We plan to manage our liquidity under an operational plan that contemplates, among other things:

•	anaging our working capital through better optimization of inventory levels;

•	focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products;

•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs for fiscal 2010;

•	reducing public relations expenses for fiscal 2010;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	reducing the square footage we rent;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions; and

•	exploring our options with respect to new debt borrowings;

 We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term. Furthermore, if we are unable to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations, or if we are unable to restructure our outstanding debt and/or equity securities, we could be forced to file for protection under the U.S. Bankruptcy Code.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-1 through F-27 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

(a)        Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)        Management’s Annual Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

This annual report does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

(c)        Change in Internal Control Over Financial Reporting

 No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be presented in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this annual report and is incorporated in this annual report by reference thereto.

Item 11. Executive Compensation

The information required by this item will be presented in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this annual report and is incorporated in this annual report by reference thereto, except, however, the section entitled “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be presented in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this annual report and is incorporated in this annual report by reference thereto.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be presented in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this annual report and is incorporated in this annual report by reference thereto.

Item 14. Principal Accounting Fees and Services

The information required by this item will be presented in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this annual report and is incorporated in this annual report by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)         The following documents are filed as part of this report

(1)  Financial Statements

(2)  Financial Statement Schedules

Financial statement schedules have been omitted since they are not required, not applicable or the information is otherwise included.

(3)  Exhibits

A list of exhibits filed with this annual report, identifying which of those exhibits are management contracts and compensation plans, is set forth in the Exhibit Index and is incorporated in this Item 15(a)(3) by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2010.

VUZIX CORPORATION

/s/ Paul J. Travers
Paul J. Travers
Chief Executive Officer

POWER OF ATTORNEY

  KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Paul J. Travers and Grant Russell, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	March 31, 2010
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer and Director	March 31, 2010
Grant Russell	(Principal Financial and
Accounting Officer)

/s/ William Lee	Director	March 31, 2010
William Lee

/s/ Frank Zammataro	Director	March 31, 2010
Frank Zammataro

/s/ Kathryn Sayko	Director	March 31, 2010
Kathryn Sayko

/s/ Bernard Perrine	Director	March 31, 2010
Bernard Perrine

Exhibit Index

1	.1(4)	Form of Agency Agreement
3	.1(3)	Amended and Restated Certificate of Incorporation to be effective immediately following the closing of the offering
3	.2(3)	Amended and Restated Bylaws to be effective immediately following the closing of the offering
4	.1(4)	Specimen certificate evidencing shares of common stock
4	.2(4)	Specimen common stock purchase warrant
4	.3(6)
Form of Warrant Indenture between the registrant and Computershare Trust Company of Canada Certain instruments defining the rights of the holders of long-term debt of the registrant, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the registrant and its subsidiary on a consolidated basis, have not been filed as exhibits. The registrant hereby agrees to furnish a copy of any of these agreements to the Commission upon request

10	.1(1)+	2007 Amended and Restated Stock Option Plan
10	.2(1)+	2009 Stock Option Plan
10	.3(2)+	Form of Option Agreement under 2009 Stock Plan
10	.4(1)+	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10	.5(1)+	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10	.6(1)+	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10	.7(1)	Shareholders Agreement dated as of October 11, 2000 by and among the registrant and Shareholders (as defined therein)
10	.81(1)	Registration Rights Agreement dated as of October 11, 2000 by and among the registrant and the Investors (as defined therein)
10	.9(1)	Registration Rights Agreement dated as of June 2005 by and among the registrant and the Investors (as defined therein)
10	.10(3)†	Technology Purchase and Royalty Agreement dated as of December 23, 2005 between the registrant and New Light Industries, Ltd.
10	.11(1)	Warrant to purchase common stock dated as of December 23, 2005 issued by the registrant to New Light Industries, Ltd.
10	.12(1)	Rights Agreement dated as of December 23, 2005 by and between the registrant and New Light Industries, Ltd.
10	.13(1)	Agency Agreement dated as of June 29, 2007 by and between the registrant and Canaccord Capital Corporation
10	.14(1)	Form of warrant to purchase common stock issued by the registrant pursuant to the Agency Agreement dated as of June 29, 2007 by and between the registrant and Canaccord Capital Corporation
10	.15(1)	Demand Note in the original principal amount of $247,690.92 by the registrant to the order of Paul J. Travers
10	.16(1)	Loan Agreement dated as of October 2008 by and between the registrant and Paul J. Travers
10	.17(3)	Promissory Note dated as of October 2008 by the registrant to the order of Paul J. Travers
10	.18(1)	Fiscal Advisory Fee Agreement dated as of June 29, 2009 by and between the registrant and Canaccord Capital Corporation and Bolder Investment Partners, Ltd.
10	.19(6)†	Distribution and Manufacturing Agreement dated August 27, 2009 between the registrant and YuView Holdings Ltd.
10	.20(3)	Convertible Promissory Note dated September 19, 2006 in the original principal amount of $500,000 by the registrant to Sally Hyde Burdick
10	.21(5)	Form of Escrow Agreement by and among the registrant, Canaccord Capital Corporation the other Offering Agents (as defined therein) and JP Morgan Chase Bank, National Association, as escrow agent
10	.22(5)	Amended and Restated Fiscal Advisory Fee Agreement dated as of November 12, 2009 by and between the registrant and Canaccord Capital Corporation and Bolder Investment Partners Ltd.
10	.23(6)	Amendment No. 1 to Amended and Restated Fiscal Advisory Fee Agreement dated as of November 12, 2009 by and among the registrant and Canaccord Capital Corporation and Bolder Investment Partners Ltd.
10	.24(6)
Form of Escrow Agreement by and among the Registration of Computershare Investor Services, Inc., as escrow agent, and the Securityholders (as defined therein) entered into pursuant to Canadian National Policy 46-201 and TSX Venture Exchange Policy 5.4

(1)	Previously filed as exhibit to the Registration Statement on Form S-1 filed on July 2, 2009
(2)	Previously filed as exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed on September 4, 2009
(3)	Previously filed as exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009
(4)	Previously filed as exhibit to Amendment No. 4 to the Registration Statement on Form S-1 filed November 10, 2009
(5)	Previously filed as exhibit to Amendment No. 5 to the Registration Statement on Form S-1 filed November 27, 2009
(6)	Previously filed as exhibit to Amendment No. 6 to the Registration Statement on Form S-1 filed December 7, 2009

+	Management contract or compensation plan or arrangement
†	Confidential treatment granted as to certain portions

VUZIX CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vuzix Corporation

As successor by merger, effective October 1, 2009, to the registered public accounting firm Rotenberg & Co., LLP., we have audited the accompanying consolidated balance sheets of Vuzix Corporation and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December, 31, 2009. Vuzix Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation and its subsidiary as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders’ equity and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred substantial losses from operations in recent years. In addition, the Company is dependent on its various debt and compensation agreements, described in Notes 2, 10, 11 12, to fund its working capital needs. And while there are no financial covenants with which the Company must comply with, these debts are past due in some cases. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

Rochester, New York
March 31, 2010

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
Vuzix Corporation

We have audited the balance sheets of Vuzix Corporation (F/K/A Icuiti Corporation) as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation (F/K/A Icuiti Corporation) as of December 31, 2007, and the results of its operations, changes in stockholders’ equity and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Davie Kaplan, CPA, P.C.

June 17, 2008
Rochester, New York

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008	December 31, 2007

Current Assets
Cash and Cash Equivalents	$2,500,523	$818,719	$364,856
Accounts Receivable, Net (Note 3)	1,446,750	1,413,611	2,908,224
Inventories (Note 4)	2,959,636	2,307,321	1,984,465
Prepaid Income Taxes	—	130,130	130,130
Prepaid Expenses and Other Assets	41,192	41,390	108,525

Total Current Assets	6,948,101	4,711,171	5,496,200
Tooling and Equipment, Net (Note 5)	701,368	825,924	857,170
Patents and Trademarks, Net (Note 6)	759,356	684,802	613,884

Total Assets	$8,408,825	$6,221,897	$6,967,254

Current Liabilities
Accounts Payable	$3,936,914	$4,763,321	$4,029,630
Lines of Credit (Note 7)	178,107	202,290	78,400
Current Portion of Long-term Debt	715,500	500,000	—
Notes Payable (Note 26)	246,417	—	—
Current Portion of Capital Leases	100,661	139,800	171,778
Customer Deposits (Note 8)	170,671	729,677	46,637
Accrued Interest	154,016	—	—
Accrued Expenses (Note 9)	399,966	185,960	171,872
Income Taxes Payable	3,592	36,412	31,225

Total Current Liabilities	5,905,844	6,557,460	4,529,542

Long-Term Liabilities
Accrued Compensation (Note 10)	445,096	445,096	445,096
Long Term Portion of Long-Term Debt (Note 12)	209,208	379,208	784,208
Long Term Portion of Trade Payables (Note 11)	1,746,500	—	—
Long Term Portion of Capital Leases (Note 13)	94,176	180,328	247,052
Accrued Interest	338,226	425,448	314,921
Cumulative Dividends Payable on Preferred Stock	—	324,299	223,199

Total Long-Term Liabilities	2,833,206	1,754,379	2,014,476

Total Liabilities	8,739,050	8,311,839	6,544,018

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0, 168,500 and 168,500 Shares Issued and Outstanding December 31, Respectively (Note 15)	—	169	169
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,600,274, 218,268,927, and 197,973,139 Shares Issued and Outstanding December 31, Respectively	263,600	218,269	197,972
Additional Paid-in Capital	17,665,941	12,700,413	10,238,589
Accumulated (Deficit)	(18,032,430)	(14,687,276)	(9,691,977)
Subscriptions Receivable (Note 20)	(227,336)	(321,517)	(321,517)

Total Stockholders’ Equity	(330,225)	(2,089,942)	423,236

Total Liabilities and Stockholders’ Equity	$8,408,825	$6,221,897	$6,967,254

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Preferred Stock		Subscriptions
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Receivable	Total

Balance — December 31, 2006	173,268,048	173,268	6,115,622	(6,531,363)	168,500	169	(361,650)	(603,954)
Warrants Issued for Services	—	—	78,275	—	—	—	—	78,275
Exercise of Stock Options	402,483	402	5,328	—	—	—	—	5,730
Exercise of Stock Warrants	177,136	177	1,373	—	—	—	—	1,550
Issuance of Common Stock	23,125,472	23,125	3,767,686	—	—	—	—	3,790,811
Conversion of Debt into Stock	1,000,000	1,000	199,000	—	—	—	—	200,000
Stock Compensation Expense	—	—	111,438	—	—	—	—	111,438
Dividends	—	—	—	(101,100)	—	—	—	(101,100)
Extension of Subscriptions Receivable	—	—	(40,133)	—	—	—	40,133	—
2007 Net Loss	—	—	—	(3,059,514)	—	—	—	(3,059,514)

Balance — December 31, 2007	197,973,139	197,972	10,238,589	(9,691,977)	168,500	169	(321,517)	423,236
Exercise of Options	2,450,888	2,451	14,245	—	—	—	—	16,696
Issuance of Common Stock	15,847,517	15,848	2,122,798	—	—	—	—	2,138,646
Exercise of Stock Warrants	1,552,936	1,553	12,033	—	—	—	—	13,586
Stock Issued for Services	444,447	444	66,223	—	—	—	—	66,667
Dividends	—	—	—	(101,100)	—	—	—	(101,100)
Warrants Issued for Services	—	—	66,227	—	—	—	—	66,227
Stock Compensation Expense	—	—	180,298	—	—	—	—	180,298
2008 Net Loss	—	—	—	(4,894,199)	—	—	—	(4,894,199)

Balance — December 31, 2008	218,268,927	$218,269	$12,700,413	$(14,687,276)	168,500	$169	$(321,517)	$(2,089,942)

Exercise of Options	—	—	—	—	—	—	—	—
Issuance of Common Stock from Private Placement of Cash	2,000,000	2,000	298,000	—	—	—	—	300,000
Issuance of Common Stock in IPO	33,790,060	33,790	5,776,867					5,810,657
Conversion of Preferred Stock and Accrued Dividends	7,213,797	7,214	411,815	—	(168,500)	(169)	—	418,860
Conversion of Convertible Debt	2,327,490	2,327	130,546	—	—	—	—	132,873
Repurchase of Fractional Shares	—	—	(2)		—	—	—	(2)
Dividends	—	—	—	(94,730)	—	—	—	(94,730)
Warrants Issued for Services	—	—	—	—	—	—	—	—
Stock Compensation Expense	—	—	274,152	—	—	—	—	274,152
Direct IPO Associated Expense	—	—	(1,912,715)		—	—	—	(1,912,715)
Adjustment of Subscriptions Receivable	—	—	(13,135)	—	—	—	94,181	81,046
2009 Net Loss	—	—	—	(3,250,424)	—	—	—	(3,250,424)

Balance — December 31, 2009	263,600,274	$263,600	$17,665,941	$(18,032,430)	—	$—	$(227,336)	$(330,225)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended
	December 31,
	2009	2008	2007

Sales of Products	$10,961,235	$10,941,181	$4,701,004
Sales of Engineering Services	924,863	1,548,703	5,445,375

Total Sales	11,886,098	12,489,884	10,146,379
Cost of Sales — Products	7,157,573	7,769,916	3,407,340
Cost of Sales — Engineering Services	451,518	1,018,989	3,376,133

Total Cost of Sales	7,609,091	8,788,905	6,783,473

Gross Profit	4,277,007	3,700,979	3,362,906
Operating Expenses:
Research and Development	2,217,627	3,366,518	2,365,412
Selling and Marketing	2,143,628	2,128,625	1,920,164
General and Administrative	2,354,573	2,299,685	1,718,627
Depreciation and Amortization	522,457	510,133	374,078

Total Operating Expenses	7,238,285	8,304,961	6,378,281
Loss from Operations	(2,961,278)	(4,603,982)	(3,015,375)

Other Income (Expense)
Interest and Other (Expense) Income	63	188	2,549
Foreign Exchange Gain (Loss)	(22,226)	(24,216)	—
Legal Settlement	—	—	96,632
Interest Expenses	(297,200)	(260,977)	(241,692)

Total Other Income (Expense)	(319,363)	(285,005)	(142,511)

Loss Before Provision for Income Taxes	(3,280,641)	(4,888,987)	(3,157,886)
Provision (Benefit) for Income Taxes (Note 14)	(30,217)	5,212	(98,372)

Net Loss	$(3,250,424)	$(4,894,199)	$(3,059,514)

Basic and Diluted Loss per Share	$(0.0151)	$(0.0240)	$(0.0176)
Weighted-average Shares Outstanding — Basic and Diluted	221,469,554	207,710,498	185,263,660

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2009	2008	2007

Cash Flows from Operating Activities
Net Loss	$(3,250,424)	$(4,894,199)	$(3,059,514)
Non-Cash Adjustments
Depreciation and Amortization	522,458	510,133	374,078
Stock-Based Compensation Expense	274,152	180,298	111,438
Non-Cash Compensation	81,046	—	—
Stock Issued for Services	—	66,667	—
Warrants Issued for Services	—	66,227	78,275
(Increase) Decrease in Operating Assets
Accounts Receivable	(33,139)	1,494,613	(931,121)
Inventories	(652,315)	(322,856)	(826,732)
Prepaid Income Taxes	130,130	—	(130,130)
Prepaid Expenses and Other Assets	198	67,135	(106,025)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(826,407)	733,691	1,580,255
Long Term Portion of Trade Payables	1,746,500	—	—
Accrued Expenses	214,006	14,088	(175,574)
Customer Deposits	(559,006)	683,040	(78,947)
Income Taxes Payable	(32,820)	5,187	31,225
Accrued Commissions	—	—	(266,475)
Accrued Interest	124,498	110,527	103,347

Net Cash Flows Used in Operating Activities	(2,261,123)	(1,285,449)	(3,295,900)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(337,862)	(424,166)	(180,310)
Investments in Patents and Trademarks	(134,594)	(125,638)	(136,433)

Net Cash Used in Investing Activities	(472,456)	(549,804)	(316,743)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(24,183)	123,890	(13,837)
Issuance of Common Stock	6,110,657	2,138,646	3,792,362
Repayment of Capital Leases	(125,291)	(98,702)	(168,947)
Prepayment of Long-Term Debt	—	—	(206,980)
Exercise of Stock Options	—	16,696	5,730
Exercise of Stock Warrants	—	13,586	—
Repurchase of Fractional Shares	(2)	—	—
Direct IPO Associated Costs	(1,912,715)	—	—
Proceeds from Notes Payable	246,417	—	—
Proceeds from Long-Term Debt	120,500	95,000	—

Net Cash Flows Provided by Financing Activities	4,415,383	2,289,116	3,408,328

Net Increase (Decrease) in Cash and Cash Equivalents	1,681,804	453,863	(204,315)
Cash and Cash Equivalents — Beginning of Year	818,719	364,856	569,171

Cash and Cash Equivalents — End of Year	$2,500,523	$818,719	$364,856

Supplemental Disclosures
Interest Paid	172,533	149,214	138,345
Interest Accrued Converted into Common Stock	57,874	—	—
Income Tax Credit (Refund)	(164,214)	—	—
Income Taxes Paid	36,687	425	3,725

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	12,924	89,833	221,633
Dividends Declared but Not Paid	94,730	101,100	101,100
Debt Converted to Equity	75,000	—	200,000

Non-Cash Financing Transactions
Conversion of Preferred Shares and Accrued Dividends	418,860
Conversion of Convertible Debt and Interest	132,874

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company changed its name to Vuzix Corporation in September 2007, being previously known as Icuiti Corporation. The Company is engaged in the design, manufacture, marketing and sale of devices that are worn like eyeglasses and which feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our products (known commercially as “Video Eyewear”) are used to view high resolution video and digital information from portable devices, such as cell phones, portable media players, gaming systems and laptop computers and from personal computers. Our products provide the user with a virtual viewing experience that emulates viewing a large screen television or desktop computer monitor practically anywhere, anytime.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vuzix Europe. All significant inter-company transactions have been eliminated.

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”.

Shipments to customers outside of the United States approximated 16%, 20% and 12% of sales in 2009, 2008 and 2007, respectively. No single international country represented more than 10% of revenues. The Company does not maintain significant amounts of long-lived assets outside of the United States other than tooling held by its third party manufacturers, primarily in China.

The Company has at times had a concentration of sales to the U.S. government and they amounted to approximately 2%, 12% and 54% of sales in 2009, 2008 and 2007, respectively. Accounts receivable from the U.S. government accounted for nil% and 31% of accounts receivable at 2009 and 2008, respectively. Another customer, who is also a minority stockholder, represented 42%, 20%, and 17% of sales in 2009, 2008 and 2007, respectively.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation

The U.S. dollar is the functional currency of the Company’s foreign subsidiary. Monetary assets and liabilities are re-measured at year-end exchange rates. Non-monetary assets and liabilities are re-measured at historical rates. Revenues, expenses, gains and losses are re-measured using the rates on which those elements were recognized during the period.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for uncollectible accounts receivable based upon the expected collectability of all accounts receivable. As of December 31, 2008, one customer, represented 31% of net accounts receivable and was subsequently received during 2009.

For cash management purposes, the Company concentrates its cash holdings in two accounts at the JP Morgan Chase Bank. The balance in these accounts may exceed the federally insured limit of $250,000 per customer by the Federal Deposit Insurance Corporation in case of bank failure. At December 31, 2009 and 2008, the Company had $2,141,915 and $462,808 in excess of the insurance limit at this bank.

Cash and Cash Equivalents

The Company’s cash received is applied against its two revolving lines of credit on a periodic basis based on projected monthly cash flows, reducing interest expense. Cash and cash equivalents can include highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The Company’s financial instruments primarily consists of cash and cash equivalents, accounts receivable, inventories, prepaid income taxes, prepaid expenses and other assets, accounts payable, lines of credit, current portion of long-term debt and capital leases, customer deposits, accrued expenses, and income taxes payable.

As of the consolidated balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowing approximate those that would have been available for loans for similar remaining maturity and risk profiles at respective year ends.

Allowance for Doubtful Accounts

The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at risk receivables.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for Future Warranty Costs

Warranty costs are accrued, to the extent that they are not recoverable from third party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. The Company’s products are covered by standard warranty plans that extend normally 12 months to 24 months from the date of product shipment. The Company provides for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience of warranty claims and costs. As of December 31, 2009, the Company’s provision for future warranty claims was $258,476 compared to $106,865 as of December 31, 2008, with the increase attributable primarily to increased revenue from product shipments.

Inventories

Inventories are valued at the lower of cost, or market using the first-in, first-out method. The Company does not include any direct overheads costs in its inventory valuation costing, as such amounts have been immaterial in its current and prior fiscal years. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with FASB ASC Topic 605 “Revenue Recognition”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by the Company. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes. The Company also sells certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including price adjustments downwards that the Company implements on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims.

Revenue from any engineering consulting and other services is recognized at the time the services are rendered. The Company accounts for its longer-term development contracts, which to date have all been firm fixed-priced contracts, on the percentage-of-completion method, whereby income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. The percentage-of-completion is determined using the cost-to-cost method. Amounts are generally billed on a monthly basis. To date all such contracts have been less than one calendar year in duration.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tooling and Equipment

Tooling and equipment are stated at cost. Depreciation of tooling and equipment is provided for using the straight-line method over the following estimated useful lives:

Computers and Software	3 years
Manufacturing Equipment	5 years
Tooling	3 years
Furniture and Equipment	5 years

Repairs and maintenance costs are expensed as incurred. Asset betterments are capitalized.

Patents and Trademarks

The Company capitalizes the costs of obtaining its patents and registration of Trademarks. Such costs are accumulated and capitalized during the filing periods, which can take several years to complete. Successful applications that result in the granting of a patent or trademark are then amortized over 15 years on a straight-line basis. Unsuccessful applications are written off and expensed in the fiscal period where application is abandoned or discontinued.

Long-Lived Assets

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,”

Research and Development

Research and development costs, are expensed as incurred consistent with the guidance of FASB ASC Topic 730, “Research and Development,” and include employee related costs, office expenses, third party design and engineering services, and new product prototyping costs.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Operations. Advertising expense amounted to $703,306, $1,009,992 and $893,973 for 2009, 2008 and 2007, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur.

The Company reports any interest and penalties accrued relating to uncertain income tax positions as a component of the income tax provision.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per share is computed by dividing the net (loss) income less accrued dividends on the Series C preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, the assumed exercise of stock options and warrants and the conversion of preferred shares or notes payable are anti-dilutive, therefore basic and diluted earnings per share are the same for all periods. All share and per-share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been adjusted to apply the effect of the reverse stock split (one-for-seven) in 2007 and the forward stock split (eight-for-one) in 2008.

Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value of those awards. The Company elected to not account for any stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, and has instead applied it to only new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated. In all cases the Company used the fair market value of our common stock on the date of each option grant was determined based on last most recent cash sale of common stock in an arm’s length transaction with an unrelated third party. During each of the last four fiscal years, we engaged in at least one such transaction that was used to determine the fair market value of stock-based compensation in each year. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of FASB ASC Topic 718, stock-based compensation expense associated with stock option grants of $274,152, $180,298 and $111,438 was recorded in 2009, 2008 and 2007 respectively.

The Company issues new shares upon stock option exercises. Please refer to Note 18, Stock-based Compensation Expense, for further information.

 Fair Value Measurements

The Company has adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures as of January 1, 2008 for financial instruments. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The adoption of FASB ASC Topic 820 was not material to the Company’s consolidated financial statements or results of operations.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Such inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs for the asset or liability. Such inputs are used to measure fair value when observable inputs are not available.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

The Company adopted, as of July 1, 2009, the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change authoritative guidance. Accordingly, implementing the ASC did not change any of our accounting, and therefore, did not have an impact on our consolidated results. References to authoritative GAAP literature have been updated accordingly.

On January 1, 2009, the Company adopted the provisions of FASB ASC Topic 320-10-65 (formerly FSP FAS 107-1 and APB 28-1) “Interim Disclosures about Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis. The adoption of ASC Topic 320-10-65 did not have a material impact on our consolidated financial statements.

On January 1, 2009, the Company adopted the provisions of ASC 815-10 (formerly FASB Statement 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”). FASB ASC 815-10 requires enhanced disclosures about an entity’s derivative and hedging activities. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

On January 1, 2009, the Company adopted FASB ASC topic 815-40 “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (formerly EITF 07-5). ASC topic 815-40 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under prior authoritative literature FASB No. 133. “Accounting for Derivative Instruments and Hedging Activities” ASC 815-40 is effective for fiscal years beginning after December 15, 2008. The adoption ASC topic 815-40 did not have a material impact on our consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2009, the Company adopted FASB ASC topic 855, “Subsequent Events”. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC topic 855 did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC topic 105 “Generally Accepted Accounting Principles”, (formerly Statement of Financial Standards (SFAS) No. 168, The Hierarchy of Generally Accepted Accounting Principles). ASC topic 105 contains guidance which reduces the U.S. GAAP hierarchy to two levels, one that is authoritative and one that is not. This pronouncement was effective September 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, “Earnings Per Share” Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock goes into effect in the period that includes a redemption or induced conversion. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASC 605-25 “Revenue Recognition — Multiple- Deliverable Revenue Arrangement” that will become effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures” which improves disclosures about the measurement of the fair value of financial instruments including (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 of the fair value inputs hierarchy. The guidance is effective for fiscal years and interim periods ended after December 15, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2009 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred annual net losses of $3,250,424 in 2009, $4,894,199 in 2008 and $3,059,514 in 2007 and has an accumulated deficit of $18,032,430 as of December 31, 2009. The Company’s losses in fiscal years 2009 and 2008 have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by borrowings of notes and convertible debt and the sales of securities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

 In this regard, management is expecting to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital. Although the Company believes its business plan is achievable if such funds are raised, should the Company fail to achieve the sales or gross margin levels anticipated, or if the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of liquidity or make further cost cuts to fund its operations. However, there is no assurance that the Company would be able to obtain such financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow the Company to operate its business.

The Company’s business plan for fiscal year 2010 is based on a reductions and tight control over selling, general and administrative expenses, lower total investment dollars in research and development costs with a shorter term development horizon, and a focus on sales of products with the higher margins and lower working capital requirements.  The business plan for fiscal year 2010 reflects a reduction in the cash used in operations, but does not indicate a turn to profitability. However, there is no assurance that the Company will achieve the sales, margin, new financing or cash flow contemplated in its business plan.

Note 3 — Accounts Receivable, Net

Accounts receivable consisted of the following:

December 31,	2009	2008

Accounts Receivable	$1,446,750	$1,417,870
Less: Allowance for Doubtful Accounts	—	(4,259)

Net	$1,446,750	$1,413,611

Note 4 — Inventories, Net

Inventories consisted of the following:

December 31,	2009	2008

Purchased Parts and Components	$1,992,894	$2,091,734
Work in Process	926,343	130,351
Finished Goods	508,636	539,883
Less: Reserve for Obsolescence	(468,237)	(454,647)

Net	$2,959,636	$2,307,321

Note 5 — Tooling and Equipment, Net

Tooling and equipment consisted of the following:

December 31,	2009	2008

Tooling and Manufacturing Equipment	$1,849,663	$1,567,537
Computers and Software	496,980	522,274
Furniture and Equipment	380,385	360,695

	$2,727,028	$2,450,506
Less: Accumulated Depreciation	(2,025,660)	(1,624,582)

Net	$701,368	$825,924

Total depreciation expense for tooling and equipment for 2009, 2008 and 2007 was $462,417, $455,412 and $326,752, respectively.

Note 6 — Patents and Trademarks, Net

December 31,	2009	2008

Patents and Trademarks	$1,034,546	$899,952
Less: Amortization	(275,190)	(215,150)

Net	$759,356	$684,802

Total amortization expense for patents and trademarks for 2009, 2008 and 2007 was $60,040, $54,720 and $47,326, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is $64,286.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Lines of Credit

The Company has available a $100,000 line of credit secured by the personal guarantee of an officer of the Company with interest payable at the bank’s prime rate plus 4.24%. The outstanding balance on the line of credit amounted to $75,365, $96,040 and $78,400 at December 31, 2009, 2008 and 2007, respectively. The prime rate at December 31, 2009 was 3.25%.

The Company also has available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on the line of credit amounted to $102,742, $106,250 and $0 at December 31, 2009, 2008 and 2007, respectively.

Note 8 — Customer Deposits

Customer deposits represents money the Company received in advance of providing a product or engineering services to a customer. Such deposits are short term in nature as the Company delivers the product or engineering services to the customer before the end of its next annual fiscal period.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

December 31,	2009	2008

Accrued Wages and Related Costs	$64,529	$25,478
Accrued Professional Services	52,000	40,000
Accrued Warranty Obligations	258,476	106,865
Other Accrued Expenses	24,961	13,617

Total	$399,966	$185,960

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for 2009, 2008 and 2007 were as follows:

Accrued Warranty Obligations at December 31, 2006	$42,475
Actual Warranty Experience	(48,710)
Warranty Provisions	79,299

Accrued Warranty Obligations at December 31, 2007	$73,064
Actual Warranty Experience	(71,244)
Warranty Provisions	105,045

Accrued Warranty Obligations at December 31, 2008	$106,865
Actual Warranty Experience	(172,317)
Warranty Provisions	323,928

Accrued Warranty Obligations at December 31, 2009	$258,476

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services rendered prior to 2007 that remain outstanding. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, which effective 2009 and onwards compounds annually due to its continuing deferral post the Company’s IPO. Interest expense related to accrued compensation amounts to $48,436, $35,608, $35,608 for the years ended December 31, 2009, 2008 and 2007, respectively. Total accrued interest on the accrued compensation was $208,789 and $160,353 as of December 31, 2009 and 2008, respectively and these amounts are included in Accrued Interest, under the Long-Term Liabilities portion of the consolidated balance sheet.

Note 11 — Long-Term Trade Payable

Long-term trade payable represent amounts owed to two suppliers of the Company for component purchases in 2009 that have been deferred and remain outstanding. The principal amount of $1,746,500 is due and payable on January 15, 2011. The deferred trade payables are secured by all of the assets of the Company and interest on the outstanding balances is payable at 10% per annum. In the event the Company consummates an equity financing subsequent to its recent IPO that results in gross proceeds of at least US$2,000,000 then the Company must, subject to regulatory approvals apply not less than 50% of the proceeds from such equity financings to the prompt payment of the deferred trade payable.

Note 12 — Long-Term Debt

Long-term debt consisted of the following at December 31:

December 31,	2009	2008

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
During October 2008, entered into an agreement with an officer of the Company, whereby the officer agrees to make loans from time to time to the Company through December 31, 2010, accruing interest on the outstanding balance at 12%, secured by all of the assets of the Company	215,500	95,000
Bridge loans in the original amount of $15,000 to stockholders of the Company with no fixed date of repayment, accruing interest at 7.5% and are unsecured. The Company has granted holders the same conversion terms as the $60,000 in notes below	—	15,000
Convertible promissory notes in the original amount of $60,000. These notes bear interest at 8% and are unsecured. There is no set date of repayment	—	60,000
Convertible Notes payable bearing interest at 10% and is secured by all the assets of the Company	500,000	500,000

	$924,708	$879,208
Less: Amount Due Within One Year	715,500	500,000

Amount Due After One Year	$209,208	$379,208

The aggregate maturities for all long-term borrowings as of December 31, 2009 are as follows:

2010	2011	2012	2013	Thereafter	Total

$715,500	$209,208	$	$—	$—	$924,708

Included above are convertible promissory notes and bridge loans that the Company has issued. The convertible promissory notes and bridge loans were converted into the Company’s common stock at $0.0571 per share. Unpaid, accrued interest on these notes and loans amounts to $0 and $48,717 at December 31, 2009 and 2008, respectively. All accrued interest and principal was converted into common shares pursuant the Company’s IPO in December 2009. The total potential conversions of these notes and loans along with accrued interest had amounted to 2,144,522 shares as of December 31, 2008.

  VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included above is a $500,000 convertible note payable. The note may be converted into the Company’s common stock at $0.2333 per share. Unpaid accrued interest on this note amounted to $126,137 and $114,247 at December 31, 2009 and 2008, respectively. The total potential note conversion along with accrued interest amounted to 2,683,122 and 2,632,454 shares at December 31, 2009 and 2008, respectively. The note’s principal was repaid in January 2010, however the accrued interest was not repaid. The interest rate on the unpaid accrued interest is 12% per annum and is now due on September 30, 2010.

Note 13 — Capital Lease Obligations

The Company maintains equipment held under capital lease obligations due in monthly installments ranging from $62 to $2,811 including interest at rates ranging from 0.00% to 20.08%. The related equipment is collateral to the leases. Final payments are due through September, 2011.

December 31,	2009	2008

Total Principal Payments	$194,837	$320,128
Less: Amount Due Within One Year	(100,661)	(139,800)

Amount Due After One Year	$94,176	$180,328

Annual requirements for retirement of the capital lease obligations are as follows:

December 31,	Amount

2010	$122,101
2011	72,674
2012	30,392
2013	—
2015	—

Total Minimum Lease Payments	$225,167
Less: Amount Representing Interest	(30,330)

Present Value of Minimum Lease Payments	$194,837

The following is a summary of assets held under capital leases:

December 31,	2009	2008

Tooling and Manufacturing Equipment	$140,637	$390,940
Computers and Software	184,604	315,591
Furniture and Equipment	91,893	112,648

	$417,134	819,179
Less: Accumulated Depreciation	(239,432)	(490,866)

Net	$177,702	$328,313

Depreciation expense related to the assets under capital lease amounted to $104,527, $204,739 and $175,114 for years ended December 31, 2009, 2008 and 2007, respectively.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Income Taxes

The Company files U.S. federal and U.S. state tax returns. At December 31, 2009, the Company had unrecognized tax benefits totaling $3,659,000, of which would have a favorable impact on our tax provision (benefit), if recognized.

Pre-tax earnings consisted of the following for the years ended December 31, 2009, 2008 and 2007:

December 31,	2009	2008	2007

Total Pre-Tax (Loss) Earnings	$(3,250,424)	$(4,888,987)	$(3,157,886)

The provision (benefit) for income taxes was as follows:

December 31,	2009	2008	2007

Current Income Tax Provision (Benefit)
Federal	$—	$—	$—
State	3,867	5,212	31,758
State Tax Credit Refund	(34,084)		(130,130)
Net Change in Liability for Unrecognized Tax Benefits	—	—	—
	$(30,217)	$5,212	$(98,372)
Deferred Provision (Benefit)	—	—	—

Total Provision (Benefit)	$(30,217)	$5,212	$(98,372)

A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

December 31,	2009	2008	2007

Federal Income Tax at Statutory Rate	34.0%	34.0%	34.0%
State Tax Provision, Net of Federal Benefit	—	—	(0.3)%
Meals and Entertainment	(0.3)%	(0.3)%	(0.3)%
Stock Compensation Expense	—	(1.3)%	(1.2)%
Research and Development Credits	(0.9)%	(2.1)%	(2.5)%
Other	—	—	—)%

Effective Tax Rate	32.8%	30.3%	29.7%
Change in Valuations Allowance	(32.8)%	(30.3)%	(29.7)%

Net Effective Tax Rate	0.0%	0.0%	0.0%

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

December 31,	2009	2008

Assets
Current
Inventory and Inventory Related Items	$70,000	$68,000
Bad Debt and Note Receivable Reserves	—	1,000
Warranty Reserves	39,000	16,000
Accrued Interest	46,000	39,000
Non-Current
Net Operating Loss Carryforwards	2,177,000	1,825,000
Stock Compensation Expense	108,000	67,000
Tax Credit Carryforwards	1,209,000	946,000
Depreciation	10,000	—

Total Gross Deferred Tax Assets	$3,659,000	$2,962,000
Valuation Allowance — 100%	(3,659,000)	(2,962,000)
Total Net Deferred Tax Assets	$—	$—

Liabilities
Current
New York State Refund	$—	$(19,000)

Total Gross Deferred Tax Liabilities	—	(19,000)
Valuation Allowance — 100%	—	19,000

Total Net Deferred Tax Liability	$—	$—

Net Deferred Tax	$—	$—

December 31,	2009	2008

Net Current Deferred Tax Assets	$—	$—
Net Long-Term Deferred Tax Assets	$—	$—

In 2009 and 2008, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $14,500,000 at December 31, 2009 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carryforwards, $1,209,000 expire between 2017 and 2018, if not utilized.

Deferred tax assets, including carryforwards and other attributes, are reviewed for expected realization and a valuation allowance is established when appropriate to reduce the assets to their estimated net realizable value. Expected realization of deferred tax assets is dependent upon sufficient taxable income in the appropriate jurisdiction and period that is also of the appropriate character. The Company has evaluated the availability of such taxable income, the nature of its deferred tax assets and the relevant tax laws in determining the net realizable value of its deferred tax assets.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the valuation allowance account for 2008 and 2007:

Balance, December 31, 2007	$2,005,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	855,000
State Research and Development Tax Credits	102,000

Balance, December 31, 2008	$2,962,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	453,000
Federal Tax Credits	82,000
State Research and Development Tax Credits	162,000
Balance, December 31, 2009	$3,659,000

Note 15 — Preferred Stock

Preferred stock

Shares of undesignated preferred stock may be issued in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred authorized was authorized as of December 31, 2009 and 0 shares were issued or outstanding. A total of 168,500 preferred shares were outstanding as of December 31, 2008 and these were converted into common stock pursuant the Company’s IPO in December 2009.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred dividends

Cumulative preferred dividends totaled $0 and $324,299 as of December 31, 2009 and 2008, respectively. These cumulative dividends in arrears represented an average $1.92 per share as of December 31, 2008 and an average of $1.32 per share as of December 31, 2007. All cumulative dividends were converted into common shares pursuant to the Company’s IPO in December 2009.

Note 16 — Stock Split

Effective July 16, 2008, the Company effected a stock split of its common stock whereby each one share of Common Stock, par value $0.001 per share, of the Company’s outstanding stock were reclassified and changed into eight shares of Common Stock, par value $0.001 per share.

Effective June 28, 2007 the Company effected a reverse stock split of its common stock whereby each seven shares of Common Stock, par value $0.001 per share, of the Company’s outstanding stock were reclassified and changed into one share of Common Stock, par value $0.001 per share.

Both the stock split and reverse stock split affected the shares outstanding and pricing for convertible debt, stock subscriptions, incentive stock options, stock warrants and stockholders’ equity disclosures. All share and per-share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been adjusted to apply the effect of the reverse stock split (one-for-seven) in 2007 and the forward stock split (eight-for-one) in 2008.

Note 17 — Stock Warrants and Agent Options

During 2009, the Company issued warrants to purchase 1,000,000 and 15,590,079 shares, respectively, of common stock to an investor in a private placement and pursuant to the Company’s IPO in December 2009. The exercise price on the 1,000,000 warrants was $0.20 per share and $0.285 ($0.30 Canadian dollars) per share for warrants issued pursuant to the Company’s IPO unit offering in December 2009.

In exchange for services performed by vendors who worked at a reduced rate, warrants were issued to purchase 380,699 shares of common stock in 2008. The exercise prices range from $0.00875 to $0.2334 per share. During 2008, 1,552,936 warrants were exercised at a price of $.00875 per share.

The following table shows the various changes in warrants for the years December 31, 2009 and 2008.

December 31,	2009	2008

Warrants Outstanding, Beginning of Year	4,998,771	6,171,008
Exercised During the Year	—	(1,552,936)
Issued During the Year	16,590,079	380,699
Forfeited During the Year	(2,521,656)	—

Warrants Outstanding, End of Year	19,067,194	4,998,771

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The outstanding warrants as of December 31, 2009 expire from December 31, 2010 to December 31, 2015. The weighted average remaining contractual term on the warrants is 3.2 years. The weighted average exercise price is $0.2537 per share.

During 2006, pursuant to a convertible note payable, a warrant was issued that would only be exercisable if the note holder converted their note along with any unpaid accrued interest. The exercise price if this warrant came into effect would be $0.35 per share and the warrant would have to be exercised within three years of the conversion date. Excluding accrued interest, the conversion of the principal of the note and exercise of the resulting warrant would result in the issuance of up to 1,071,444 shares as of December 31, 2009. This warrant is not included in the totals above. The Company repaid the principal of this note payable in January 2010 but not the accrued interest. Accordingly the unpaid accrued interest is still convertible and exercise of the resulting warrant would result in the issuance of up to 540,532shares based on the unpaid accrued interest of $126,140.

As consideration for their services, the agents involved in the Company’s IPO received special options entitling the agents to purchase that number of shares our common stock and warrants equal to 12.5% of the aggregate number of shares of our common stock and warrants sold under the IPO, at the offering price per share and warrant, respectively, for a period of 12 months from the closing date of December 23, 2009. As of December 31, 2009 the agents held options to purchase 3,897,519 common shares along with 1,948,760 whole warrants. The options expire on December 31, 2010 and the common shares must be purchased to receive any corresponding half warrants, which would expire on December 23, 2012. The purchase prices are set in Canadian dollars. The common share purchase price is Canadian $0.20 or US $0.19 per share and the warrant exercise price is Canadian $0.30 of US$0.285 per share (the US$ amounts based on exchange rates at December 31, 2009).

Note 18 — Stock Option Plans

The Company has the following Stock Option Plans (the “Plan”) that allow for the granting of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The exercise price per share subject to an option is determined by the administrator, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant and in the case of a non-statutory stock option must not be less than 100% of the fair market value of a share of our common stock on the date of grant.

	2007 Plan	2009 Plan	Total
Outstanding as of December 31, 2009	14,685,578	1,200,000	15,885,578
Available for future issuance under plan	—	35,800,000	35,800,000
Totals authorized by plan	14,685,578	37,000,000	51,685,578

The Plan gives the Board of Directors of the Company the ability to determine vesting periods for all options granted under the Plan, and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five year period, commencing on the date of grant. Most vest ratably over four years commencing on the date of the option grant. In the case of directors, such options are granted annually and they expire ten years after the date of their grant and vest ratably, on a monthly basis, over the next 12 months. Non-employee directors have vesting of 50% immediately on grant and the balance vest ratably, on a monthly basis, over the next 12 months. Advisors or consultants can have vesting range from 100 percent of the option grants vesting immediately to ratably, on a monthly basis, over the next a period of up to 48 months.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the two years ended December 31, 2009:

		Weighted
		Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range

Outstanding at December 31, 2007	14,546,950	$0.07254	$0.0061 – $ 0.2334
Granted	1,917,288	$0.1846	$0.15 – $ 0.20
Exercised	(2,450,888)	$0.00694	$0.06123 – $ 0.0875
Expired or Forfeited	(934,336)	$0.1949	$0.20 – $ 0.2334

Outstanding at December 31, 2008	13,079,014	$0.0914	$0.0061 – $ 0.2334
Granted	3,535,940	$0.1676	$0.15 – $ 0.20
Exercised	—	$—	$—
Expired or Forfeited	(729,376)	$0.1996	$0.15 – $ 0.2334

Outstanding at December 31, 2009	15,885,578	$0.0914	$0.0061 – $ 0.2334

As of December 31, 2009, there were 12,014,553 options that were fully vested and exercisable at weighted average exercise price of $0.1041 per share. The weighted average remaining contractual term on the vested options is 5.0 years.

The unvested balance of 3,871,025 options as of December 31, 2009, are exercisable at a weighted average exercise price of $0.167 per share. The weighted average remaining contractual term on the vested options is 9.0 years.

The following tables summarize stock option information at December 31, 2009:

Total Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	2,995,192	2.4	$0.0076
$0.0227 to $0.0289	3,560,702	3.9	$0.0249
$0.1500 to $0.2000	5,759,292	9.0	$0.1676
$0.2100 to $0.2334	3,570,392	6.3	$0.2301

	15,885,578	6.0	$0.1195

Exercisable Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	2,995,192	2.4	$0.0076
$0.0227 to $0.0289	3,560,702	3.9	$0.0249
$0.1500 to $0.2000	2,167,424	8.8	$0.1767
$0.2100 to $0.2334	3,291,235	6.2	$0.2298

	12,014,553	5.0	$0.1041

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	—	—	$—
$0.0227 to $0.0289	—	—	$—
$0.1500 to $0.2000	3,591,868	9.1	$0.1621
$0.2100 to $0.2334	279,157	7.1	$0.2332

	3,871,025	9.0	$0.1672

 The weighted average fair value of options granted during 2009 was $0.1676 with an aggregate value of $357,967. The weighted average fair value of options granted during 2008 was $0.1828 with an aggregate total value of $224,020. The weighted average fair value of options granted during 2007 was $0.2159 with an aggregate total value of $246,214.

Cash received from option exercises in 2009, 2008 and 2007, amounted to $0, $16,696 and $5,730, respectively. All of the shares issued out of common stock.

With respect to any non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date.

Note 19 — Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2009, 2008 and 2007:

December 31,	2009	2008	2007

Stock-Based Compensation Expense:
Stock Options	$274,152	$180,298	$111,438
Income Tax Benefit	—	—	—

Net Decrease in Net Income	$274,152	$180,298	$111,438

Decrease in Earnings Per Share:
Basic and Diluted	$0.0012	$0.0008	$0.0006

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. For valuation purposes, stock option awards were categorized into two groups, stock option grants to employees and stock option grants to members of the Board of Directors.

The expected term of options granted was estimated to be the average of the vesting term, historical exercise and forfeiture rates, and the contractual life of the option. The expected volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2009, 2008 and 2007:

December 31,	2009	2008	2007

Expected Term (Years)	6.25 years	6.25 years	6.25 years
Volatility	58.2%	60.9%	63.7%
Risk Free Interest Rate	2.95%	4.39%	4.39%

FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $447,434 as of December 31, 2009, relating to a total of 3,871,025 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.3 years.

Note 20 — Stock Subscriptions Receivable

During the year ended December 31, 2002, the Company’s Board of Directors authorized to make loans to certain senior employees to allow them to participate in a rights offering and purchase 32,537,135 shares of common stock at a price of $0.0085 per share. While the loans were initially due September, 2007, the due date was extended to December 2012. The loans bear interest at 6% and are shown as stock subscriptions receivable in the accompanying consolidated financial statements. During 2009 a stock subscription inclusive of gross interest to maturity totaling $94,181 was forgiven. An adjustment to subscription receivables of $94,181 was made along with a $81,046 non-cash wage expense and a reduction of $13,145 in Additional Paid-In Capital to reduce the unearned gross interest that was previously accrued.

Note 21 — Commitments

 The Company leases office and manufacturing space under an operating lease that expired in December, 2009. The manufacturing facility is leased on a calendar year term. It requires monthly payments of $4,200 plus insurance, taxes and common charges.

The Company leases office space under an operating lease expiring in June 2010 requiring monthly payments of $3,819 plus insurance, taxes and common charges. We intend to renew the lease on substantially the same terms before its expiration.

On June 1, 2007 the Company acquired an operating lease for additional office space. The lease expires on June 30, 2010 and requires monthly payments of $3,973 plus insurance, taxes and common charges.

Rent expense for the years ended December 31, 2009, 2008 and 2007 totaled $200,358, $178,657, and $161,410 respectively.

Future minimum payments required under operating lease obligations are as follows:

		Total Minimum
2010	2011	Lease Payments

$120,066	$$22,914	$142,980

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 23 — Litigation

The Company is not subject to any legal proceedings or claims at the current time. The Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during 2009 or 2008 was not material to the Company’s financial position, results of operations or cash flows.

Note 24 — Product Revenue

The following table represents the Company’s total sales for 2009, 2008 and 2008 classified by product category:

December 31,	2009	2008	2007

Consumer Video Eyewear	$4,912,591	$4,451,121	$3,282,755
Defense Products	6,020,420	6,397,221	1,418,249
Engineering Services	924,863	1,548,703	5,445,375
Low Vision Products	28,224	92,839	—

Total	$11,886,098	$12,489,884	$10,146,379

Note 25 — Concentrations

For 2009, 2008 and 2007, one customer accounted for approximately 42%, 20% and 17% of sales, respectively and sales to the U.S. government accounted for approximately 2%, 12% and 54%, respectively.

Accounts receivable from the U.S. government accounted for nil%, and 31% of accounts receivable at December 31, 2009 and 2008, respectively and the other one customer mentioned above represented nil% and 6% of accounts receivable at December 31, 2009 and 2008, respectively.

Note 26 — Related Party Transactions

During 2009, $5,023,429 and $ 1,076,072 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $nil of the accounts receivable balance and $nil of the accounts payable balance at December 31, 2009 and $746,500 of the Long Term Portion of Trade Payable balance.

 During 2008, $2,472,824 and $827,307 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $90,606 of the accounts receivable balance and $ nil of the accounts payable balance at December 31, 2008.

During 2007, $1,737,285 and $2,009,500 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $1,145,472 of the accounts receivable balance and $1,493,956 of the accounts payable balance at December 31, 2007.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in long-term debt is a note payable to an officer of the Company. Interest expense related to the note payable amounted to $24,773, $16,737 and $16,737 for the years ended December 31, 2009, 2008 and 2007. Total accrued interest on the note payable was $124,652 as of December 31, 2009. See Note 12 for details.

Included in long-term debt in 2008 and most of fiscal 2009, prior to the Company’s IPO, there were bridge loans payable and convertible notes payable to related parties, minority stockholders owning less than 1% of the Company. Total accrued interest related to these loans payable amounted to $57,874, $48,717 and $40,085 for the years ended December 31, 2009, 2008 and 2007, respectively. The entire $57,874 in accrued interest was converted pursuant to the Company’s IPO in December 2009.

The Company has accrued compensation owed to officers of the Company. Interest expense related to accrued compensation amounts to $48,436, $35,608 and $35,608 for the years ended December 31, 2009, 2008 and 2007, respectively. Total accrued interest on the accrued compensation was $208,788 as of December 31, 2009. See Note 10 for details.

Included in current liabilities are $246,417 of Notes Payable borrowed from four individual lenders ($150,000 from two employee shareholders of the Company, $46,417 from a director, and $50,000 from an external shareholder who owns 1.7% of the Company). The notes bear interest at an annual rate of 18.0% and were all due as of December 31, 2009. The Company repaid these notes in January from the proceeds of its IPO.