Form 10-Q
period 2010-03-31
Vuzix Corp
filed 2010-05-14
CIK 1463972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53846

VUZIX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3392453
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

75 Town Centre Drive Rochester, New York	14623
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 359-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☑    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

As of May 14, 2010, there were [263,600,274] shares of the registrant’s common stock outstanding.

Vuzix Corporation

INDEX

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
Current Assets
Cash and Cash Equivalents	$202,700	$2,500,523
Accounts Receivable, Net	797,057	1,446,750
Inventories	3,068,424	2,959,636
Prepaid Expenses and Other Assets	36,358	41,192

Total Current Assets	4,104,539	6,948,101

Tooling and Equipment, Net	636,871	701,368
Patents and Trademarks, Net	777,871	759,356

Total Assets	$5,519,281	$8,408,825

Current Liabilities
Accounts Payable	$3,181,492	$3,936,914
Lines of Credit	166,062	178,107
Current Portion of Long-term Debt	215,500	715,500
Notes Payable	—	246,417
Current Portion of Capital Leases	94,458	100,661
Current Portion of Deferred Trade Payable	1,746,500	—
Customer Deposits	194,928	170,671
Accrued Interest	195,537	154,016
Accrued Expenses	371,274	399,966
Income Taxes Payable	875	3,592

Total Current Liabilities	6,166,626	5,905,844

Long-Term Liabilities
Accrued Compensation	495,096	445,096
Long Term Portion of Long-Term Debt	209,208	209,208
Long Term Portion of Trade Payables	—	1,746,500
Long Term Portion of Capital Leases	73,237	94,176
Accrued Interest	351,491	338,226

Total Long-Term Liabilities	1,129,032	2,833,206

Total Liabilities	7,295,658	8,739,050

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; none issued	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,600,274 Shares Issued and Outstanding March 31 and December 31	263,600	263,600
Additional Paid-in Capital	17,727,963	17,665,941
Accumulated (Deficit)	(19,540,604)	(18,032,430)
Subscriptions Receivable	(227,336)	(227,336)

Total Stockholders’ Equity	(1,776,377)	(330,225)

Total Liabilities and Stockholders’ Equity	$5,519,281	$8,408,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Sales of Products	$1,968,824	$2,595,504
Sales of Engineering Services	93,135	448,490

Total Sales	2,061,959	3,043,994

Cost of Sales — Products	1,444,536	1,617,174
Cost of Sales — Engineering Services	57,539	239,509

Total Cost of Sales	1,502,075	1,856,683

Gross Profit	559,884	1,187,311
Operating Expenses:
Research and Development	494,000	502,011
Selling and Marketing	617,186	449,266
General and Administrative	749,664	478,253
Depreciation and Amortization	110,266	138,834

Total Operating Expenses	1,971,116	1,568,364

Loss from Operations	(1,411,232)	(381,053)

Other Income (Expense)
Interest and Other (Expense) Income	414	—
Foreign Exchange Gain (Loss)	(5,174)	(1,272)
Interest Expenses	(91,307)	(65,376)

Total Other Income (Expense)	(96,067)	(66,648)

Loss Before Provision for Income Taxes	(1,507,299)	(447,701)
Provision for Income Taxes	875	888

Net Loss	$(1,508,174)	$(448,589)

Basic and Diluted Loss per Share	$(0.0057)	$(0.022)
Weighted-average Shares Outstanding — Basic and Diluted	263,600,274	218,647,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities
Net Loss	$(1,508,174)	$(448,589)
Non-Cash Adjustments
Depreciation and Amortization	110,266	138,834
Stock-Based Compensation Expense	62,022	40,689
Non-Cash Compensation	—	—
(Increase) Decrease in Operating Assets
Accounts Receivable	649,693	451,092
Inventories	(108,788)	(118,977)
Prepaid Expenses and Other Assets	4,834	(26,060)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(755,422)	(414,504)
Accrued Expenses	(28,692)	34,284
Customer Deposits	24,257	(400,836)
Income Taxes Payable	(2,717)	(35,524)
Accrued Compensation	50,000	—
Accrued Interest	54,787	17,672

Net Cash Flows Used in Operating Activities	(1,447,934)	(761,919)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(29,549)	(19,369)
Investments in Patents and Trademarks	(34,736)	(40,839)

Net Cash Used in Investing Activities	(64,285)	(60,208)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(12,045)	(2,523)
Issuance of Common Stock	—	300,000
Repayment of Capital Leases	(27,142)	(34,916)
Prepayment of Notes Payable	(746,417)	—
Repurchase of Fractional Shares	—	(2)

Net Cash Flows Provided by Financing Activities	(785,604)	262,559

Net Increase (Decrease) in Cash and Cash Equivalents	(2,297,823)	(559,568)
Cash and Cash Equivalents — Beginning of Year	2,500,523	818,719

Cash and Cash Equivalents — End of Year	$202,700	$259,151

Supplemental Disclosures
Interest Paid	36,521	45,747
Income Taxes Paid	3,592	36,412

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	—	—
Dividends Declared but Not Paid	—	25,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The unaudited Consolidated Financial Statements of Vuzix Corporation and Subsidiary (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2009, as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2009 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company incurred a net loss of $1,508,174 for the three months ending March 31, 2010 and has an accumulated deficit of $19,540,604 as of March 31, 2010. The Company’s losses in its first fiscal quarter of 2010 as well as in the years 2009 and 2008 have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by borrowings of notes and convertible debt and the sales of securities. In this regard, management is expecting to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital on favorable terms, if at all.

The Company’s business plan for remainder of fiscal year 2010 is based on reductions and tight control over selling, general and administrative expenses, lower total investment dollars in research and development costs with a shorter term development horizon, and a focus on sales of products with the higher margins and lower working capital requirements.  The business plan for fiscal year 2010 projects an improvement in cash flow, but does not indicate a turn to consistent profitability. Further there is no assurance that the Company will achieve the sales, margins and further cost reductions to improve cash flow as contemplated in its business plan to allow it to operate its business. If the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of capital or make further cost cuts to fund its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Purchased Parts and Components	$1,913,585	$1,594,233
Work in Process	480,380	872,003
Finished Goods	674,459	493,400

Net	$3,068,424	$2,959,636

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2010	December 31, 2009

Accrued Wages and Related Costs	$63,400	$64,529
Accrued Professional Services	24,500	52,000
Accrued Warranty Obligations	274,182	258,476
Other Accrued Expenses	9,192	24,961

Total	$371,274	$399,966

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009

Accrued Warranty Obligations, January 1	$258,476	$106,865
Actual Warranty Experience	(93,463)	(33,416)
Warranty Provisions	109,169	30,107

Accrued Warranty Obligations, March 31	$274,182	$103,556

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net loss incurred in the first quarter 2010 and 2009, the assumed exercise of stock options and warrants and the conversion of debt are anti-dilutive, therefore basic and diluted loss per share are the same for both periods.

Note 6 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services that remain outstanding. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding annually due to its continuing deferral post the Company’s IPO. An additional $50,000 in accrued compensation was accrued for the three months ending March 31, 2010.

Note 7 — Current Portion of Deferred Trade Payable

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

Note 8 — Long-Term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
December 31,	2010	2009

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
During October 2008, entered into an agreement with an officer of the Company, whereby the officer agrees to make loans from time to time to the Company through December 31, 2010, accruing interest on the outstanding balance at 12%, secured by all of the assets of the Company	215,500	215,500
Convertible Notes payable bearing interest at 10% and is secured by all the assets of the Company	—	500,000

	$424,708	$924,708
Less: Amount Due Within One Year	215,500	715,500

Amount Due After One Year	$209,208	$209,208

Note 9 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

At December 31, 2009, the Company had unrecognized tax benefits totaling $3,659,000, of which would have a favorable impact on our tax provision (benefit), if recognized.

In the three month period ending March 31, 2010 and 2009, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $15,300,000 at March 31, 2010 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carryforwards, $1,209,000 expire between 2017 and 2018, if not utilized.

The Company’s income tax returns have not been examined by the Internal Revenue Service and are subject to examination for all years since 1997. State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 10 — Stock Warrants and Agent Options

A summary of the various changes in warrants as of March 31, 2010 and changes during the three month period is as follows.

Number of Shares

Warrants Outstanding at December 31, 2009	19,067,194
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, End of Year	19,067,194

The outstanding warrants as of March 31, 2010 expire from December 31, 2010 to December 31, 2015. The weighted average remaining contract term on the warrants is 2.9 years. The weighted average exercise price is $0.2537 per share.

As consideration for their services, the agents involved in the Company’s recent IPO received special agent options to purchase 3,897,519 common shares along with 1,948,760 whole warrants. The options expire on December 31, 2010 and the common shares must be purchased to receive any corresponding half warrants, which would expire on December 23, 2012. The purchase prices are set in Canadian dollars. The common share purchase price is Canadian $0.20 or US $0.197 per share and the warrant exercise price is Canadian $0.30 of US$0.295 per share (the US$ amounts based on exchange rates at March 31, 2010).

Note 11 — Stock Option Plans

A summary of award activity under the stock option plans as of March 31, 2010 and changes during the three month period is as follows.

		Weighted
		Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range

Outstanding at December 31, 2009	15,885,578	$0.1195	$0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(29,896)	$0.1739	$0.1500 – $ 0.2334

Outstanding at March 31, 2010	15,855,682	$0.1194	$0.0061 – $ 0.2334

As of March 31, 2010, there were 12,353,572 options that were fully vested and exercisable at weighted average exercise price of $0.1041 per share. The weighted average remaining contractual term on the vested options is 4.9 years.

As of March 31, 2010 there were 3,503,110 unvested options exercisable at a weighted average exercise price of $0.1664 per share. The weighted average remaining contractual term on the unvested options is 8.8 years.

No cash was received from option exercises for the three months ending March 31, 2010.

Note 12 — Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Stock-Based Compensation Expense:
Stock Options	$62,022	$40,689
Income Tax Benefit	—	—

Net Decrease in Net Income	$62,022	$40,689

Decrease in Earnings Per Share:
Basic and Diluted	$0.0002	$0.0002

The weighted average fair value of option grants was estimated using the Black-Scholes-Merton option pricing method. At March 31, 2010, the Company had approximately $385,412 of unrecognized stock compensation expense which will be recognized over a weighted average period of approximately 1.7 years.

Note 13 — Litigation

The Company is not subject to any legal proceedings or claims at the current time.

Note 14 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three months ending March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009

Consumer Video Eyewear	$1,221,392	$1,101,186
Defense Products	742,934	1,479,794
Engineering Services	93,135	448,490
Low Vision Products	4,498	14,523

Total	$2,061,959	$3,043,994

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward looking statements that involve risks, uncertainties and assumptions. Forward-looking statements in this discussion and analysis are qualified by the cautionary statement found on page 16.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements, including the statement of operations, balance sheet, cash flow and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in the notes to our financial statements included in this quarterly report and our Form 10-K for the year ended December 31, 2009. In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;

•	carrying value of long-lived assets;

•	valuation of intangible assets;

•	revenue recognition;

•	product warranty;

•	research and development

•	stock-based compensation; and

•	income taxes.

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

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that the value of  a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. To date, no impairment on long-lived assets has been booked. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results.

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable, in whole or in part. We have not treated as impaired the value of certain intellectual property, such as patents and trademarks, which were valued (net of accumulated amortization) at $777,871 as of March 31, 2010, because management believes that its value is recoverable.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-08, “Earnings Per Share” Amendments to Section 260-10-S99. This Codification Update represents technical corrections to Topic 260-10-S99, Earnings per Share, based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock goes into effect in the period that includes a redemption or induced conversion, which was included in our Form 10-K for the year ended December 31, 2009. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

Key Performance Indicators

We believe that a key indicator for our business on an annual basis is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. Our consumer Video Eyewear products are relatively new and historically those sales have been the greatest during our fourth quarter (October through December). During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is at an all time low. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer and such orders have been historically only received once or sometimes twice per year. Total shipments of night vision electronics module customers in the three months ended March 31, 2010 and 2009 were $Nil, and $1,329,157, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Sales.   Our sales were $2,061,959 for the first quarter of 2010 compared to $3,043,994 for the same period in 2009. This represents a 32.3% decrease for the three month period 2010 as compared to 2009. Our sales from defense products decreased to $742,934 or 36.0% of our total sales in the first quarter of 2010 compared to $1,479,794 or 48.6% of total sales in the same period of 2009, a decrease of $736,860 or 49.8%. The decrease resulted solely from zero shipments of night vision electronics in the first quarter of 2010 as compared to 2009 when $1,329,157 were sold. Orders for these products typically occur only once every 6 to 12 months, and in the fourth quarter of 2009 we had just completed a prior order. Sales of our Tac-Eye video eyewear products that are included in this product category increased to $742,934 for the three month period in 2010 as compared to $150,637 for the same period in 2009, a 393% increase. Sales from our defense-related engineering programs for the first quarter of 2010, decreased to $93,135 or 4.5% of total sales compared to $448,490 or 14.7% of total sales in same quarter 2009. In the first quarter of 2009 we had revenues from two active programs whereas in the first quarter of 2010 we were completing an earlier program that began in the fall of 2009.  We did not commence work on any new programs in the first quarter of 2010. Consumer Video Eyewear product sales increased to $1,221,392 or 59.2% of total sales for the first quarter of 2010 compared to $1,101,186 or 36.2% of our total sales for the first quarter of 2009. This increase resulted from the continued expansion of our reseller network and the introduction of new products. Low-vision assist sales, consisting mainly of sales of low-vision assist products, were $4,498 or 0.2% of total sales in the first quarter of 2010 versus $14,523 or 0.5% of our total sales in the same period in 2009.

Cost of Sales and Gross Margin.   Gross margin decreased to $559,884 for the first quarter of 2010 from $1,187,311 for the same period in 2009, a decrease of $627,427 or 52.8%. As a percentage of net sales, gross margin decreased to 27.2% for the first quarter of 2010 compared to 39.0% for the same period in 2009. This decrease was the primarily the result of our lower margin Consumer Video Eyewear being 59.2% of total sales versus 36.2% in the prior period.

Research and Development.   Our research and development expenses decreased by $8,011 or 1.6% in the first quarter of 2010, to $494,000 compared to $502,011 in the same period of 2009. Despite this small decrease, as a percentage of sales for the period, the spending on research and development as a percentage increased to 24.0% for the first quarter of 2010 compared to 16.5% for the same period in 2009. Expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $617,186 for the first quarter of 2010 compared to $449,266 for the same period in 2009, an increase of $167,920 or 37.4%. Increases were attributable to higher tradeshow costs related to Consumer Electronics Show in January 2010, sales commissions paid on increased defense product sales, a new consultant pursuing augmented reality applications and new web store development costs.

General and Administrative.   General and administrative expenses were $749,664 for the first quarter of 2010 as compared to $478,253 for the same period in 2009, an increase of $271,411 or 56.8%. The higher general and administrative related to increases in personnel costs, insurance, legal and accounting expenses, and new shareholder reporting and filing costs now that we are a public company.

Depreciation and Amortization.   Our depreciation and amortization expense for the first quarter of 2010 decreased by $28,568, or 20.6% to $110,266, compared to $138,834 in the same period in 2009. The decrease was related to the fact that several sets of tooling became fully depreciated in 2009.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(96,067) in the first quarter of 2010 compared to $(66,648) in the same period in 2009. The increase in expenses was primarily attributable to interest costs on our increased borrowings as compared to 2009.

Provision for Income Taxes.   The provision for income taxes for the first quarter of 2010 was $875 compared to $888 for the same period in 2009. The balance of each quarter’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation.

Net (Loss) and (Loss) per Share.   Our net loss was $(1,508,174) or $(0.0057) per share in the first quarter of 2010, a increased loss of $1,059,585, or 236.2%, from $(448,589) or $(0.0022) per share in the same period in 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $202,700, a decrease of $2,297,823 from $2,500,523 as of December 31, 2009.

Operating Activities.   Cash (used in) operating activities was $(1,447,934) in the first quarter of 2010 and $(761,919) in the same period in 2009. Changes in non-cash operating assets and liabilities were $(112,049) in the first quarter of 2010 and $(492,853) in the same period in 2009. Reductions in accounts payable of $(755,422) after collections on accounts receivable were the prime net uses of cash for the first quarter of 2010. Similar reductions in accounts payable and accounts receivable occurred in the prior year’s period, however  a reduction of $(400,836) in customer deposits was the major use of cash for the three months ending March 31, 2009.

Investing Activities.   Cash (used in) investing activities was $(64,285) in the first quarter of 2010 and $(60,208) in the same period in 2009. Cash used for investing activities in the first quarter of 2010 related primarily to the purchase of computer equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(34,736) in the first quarter of 2010 and $(40,839) in the same period in 2009.

Financing Activities.   Cash (used in) financing activities was $(785,604) in the first quarter of 2010, whereas in the same period in 2009, $262,559 was provided by financing activities. During the first quarter of 2010, the primary use of cash was $746,417 for the repayment of Notes Payable from the proceeds of our recent IPO, whereas during the first quarter of 2009 we sold shares of our common stock in a private placement for aggregate gross proceeds of $300,000.

Capital Resources.   As of March 31, 2010, we had a cash balance of $202,700. We had $46,438 available under our bank lines of credit (the outstanding balances under our lines of credit as of March 31, 2010 were $166,062. The credit lines are with two banks, are payable on demand and secured by the personal guarantee of our President and Chief Executive Officer, Paul J. Travers. The bank credit agreements contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with any affiliates, and investments. They also prohibit us from declaring and paying cash dividends without the bank’s prior consent.

Unless otherwise noted, this discussion and analysis relates only to results from continuing operations. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including Note 2 thereto, and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2009. We have the intent and ability to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from our failure to continue as a going concern.

Our cash requirements are primarily for research and development, product tooling, and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our common equity securities, convertible debt and notes payable to private investors, cash flow provided from operations and our revolving bank line of credit.

During our prior fiscal years, we have been unable to generate cash flows sufficient to support our operations and have been dependent on debt and equity financings, including our IPO and debt raised from qualified investors. For the three months ending March 31, 2010 we reported an operating loss of $(1,508,174). We therefore remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2009. With our current level of funding and ongoing losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

On December 24, 2009, we completed our IPO, which resulted in gross proceeds of $5,810,657 and net proceeds of $3,897,942 after payment of transaction expenses. At that time, our working capital deficit was approximately $4.0 million and we had two of our major trade suppliers extend their trade payable totaling $1,746,500 out 13 months to January 15, 2011 to improve our net working capital position. We used $746,417 of the net proceeds of the offering to repay outstanding indebtedness as discussed below. We used the remaining net proceeds for general corporate purposes and to finance our current operating losses.

On September 19, 2006, we borrowed $500,000 from an individual lender and issued a convertible promissory note in the principal amount of $500,000 in evidence of the loan. The loan principal of $500,000 was repaid in mid-January but not the accrued interest which was $123,178 at March 31, 2010. The unpaid accrued interest along with further accrued interest at an annual rate of 12.0% is to be repaid by September 30, 2010. In August, September, and November 2009, we borrowed an aggregate amount of $246,417 from three individual lenders, including a total of $100,000 from Mr. Paul Churnetski, who was then our Vice President of Quality Assurance and the beneficial owner of approximately 9% of our issued and outstanding common stock and $46,417 from William Lee, one of our independent directors. These loans along with accrued interest were repaid to these individuals in January 2010. We have been unable to repay $215,500 to our President and Chief Executive Officer, Paul J. Travers, under an October 2008 revolving loan as was contemplated as a use of proceeds in our recent IPO prospectus.

We have historically supported current operations by raising additional operating cash through our sales of our securities and bridge loans. Our ability to continue as a going concern is dependent upon our ability to have sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain positive cash flow from operations. We are considering alternatives to address our cash flow situation that include raising capital through additional sale of our equity and/or debt securities. Additional sales of our securities could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations. Our long-term viability as a going concern is dependent upon our ability to (i) locate sources of debt or equity funding to meet current commitments and near-term future requirements and (ii)  generate sufficient cash flow from operations to sustain our continuing operations.

  If we are unable to achieve profitable operations or obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing and/or enter into a strategic partnership. We also may not be able to respond to competitive pressures, develop and deploy new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell all or a portion of our assets or shut down the company and cease operations.

Our cash on hand as of March 31, 2010, is not expected to be sufficient to fund our anticipated cash requirements for maintaining full operations as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. Our current fiscal 2010 plan contemplates a need for more money to fund operating losses and maintain or grow our revenues as we are constrained by limited working capital and reduced credit lines from our key suppliers. Between December 31, 2009 and the date of this report, we have reduced our employee count by 15 or 25% at our offices in Rochester, New York. The majority of these reductions took place in early April 2010. We currently rely mainly upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. Such events along with a further deterioration in our working capital would adversely affect our results of operations, cash flows and financial performance.

When and if we obtain sufficient additional financing, we do plan to return to our business original strategy in 2010 of introducing new and improved products, we will be limited in our pursuit of this strategy while we continue to manage our liquidity. We plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;

•	focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products;

•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs for fiscal 2010;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	reducing the square footage we rent;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions; and

•	exploring our options with respect to new debt borrowings.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term. Furthermore, if we are unable to soon generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations, or if we are unable to restructure our outstanding debt and/or equity securities, we could be forced to file for protection under the U.S. Bankruptcy Code.

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements. Certain written and oral statements made by management of Vuzix Corporation include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include statements concerning:

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

All statements in this quarterly report that are not historical facts are forward-looking statements. We may, in some cases, use terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions that convey uncertainty of future events or outcomes to identify forward-looking statements.

The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These important factors include our financial performance and the other important factors set forth in our annual report on Form 10-K for the year ended December 31, 2009 and in other filings with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, the following as well as those that are described in “Risk Factors” under Item 1A and elsewhere in the Annual Report on Form 10-K: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause our actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in the Annual Report on Form 10-K. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings

There are no material legal proceedings pending to which we or any of our subsidiaries is a party or of which any of our property is subject.  To our knowledge, there are no material legal proceedings to which any our directors, officers or affiliates, or any beneficial owner of more than five percent of our common stock, or any associate of any of the foregoing, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Item 1A.	Risk Factors

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There are no material changes to the Risk Factors described in Item 1A in our annual report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Use of Proceeds

On December 8 2009, our registration statement (File No. 333-160417) was declared effective for our initial public offering, pursuant to which we registered the offering and sale on a best efforts basis of up to 50,000,000 units, each unit consisting of one share of our common stock and one-half of one common stock purchase warrant, at a public offering price of between Cdn$0.15 and Cdn$0.25 per unit, on a best efforts basis. The offering was made simultaneously in Canada and in the United States and Canaccord Capital Corporation and Bolder Investment Partners, Ltd. acted as our co-lead agents in Canada and Canaccord Adams Inc. acted as our agent in the United States.

The offering closed on December 24, 2009. At the closing, we issued and sold 33,790,060 units, consisting of 33,790,060 shares of common stock and warrants to purchase an additional 15,590,079 shares of common stock, at a public offering price of Cdn$.0.20 per unit, resulting in gross proceeds to us of approximately $5.8 million. The total offering expenses were approximately $1.9 million, consisting of agents’ commissions of approximately $0.5 million and other offering-related expenses of approximately $1.4  million. None of the offering related expenses were direct or indirect payments to any of our directors or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to any of our affiliates.

The net proceeds to us from the offering, after deducting all offering-related expenses, was approximately $3.9 million.  In January 2010, we used approximately $746,000 of the net proceeds from the offering to repay outstanding notes payable indebtedness. We have used the remaining approximately $3.2 million in net proceeds from the offering for the payment of some old trade payables and  general corporate purposes, including the financing our current operating losses. None of the uses of the proceeds from the offering were direct or indirect payments to any of our directors ($46,417 was repaid to W Lee) or officers or their associates, to persons owning ten percent or more of any class of our equity securities or to any of our affiliates.

Purchase of Equity Securities - none

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION (Registrant)

Date: May __, 2010	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May __, 2010	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)