Form 10-Q
period 2010-06-30
Vuzix Corp
filed 2010-08-16
CIK 1463972

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 13, 2010, there were 263,600,274 shares of the registrant’s common stock outstanding.

Vuzix Corporation

INDEX

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009

Current Assets
Cash and Cash Equivalents	$130,640	$2,500,523
Accounts Receivable, Net	1,102,483	1,446,750
Inventories	2,977,370	2,959,636
Prepaid Expenses and Other Assets	35,981	41,192

Total Current Assets	4,246,474	6,948,101

Tooling and Equipment, Net	593,916	701,368
Patents and Trademarks, Net	774,133	759,356

Total Assets	$5,614,523	$8,408,825

Current Liabilities
Accounts Payable	$2,913,195	$3,936,914
Lines of Credit	100,002	178,107
Current Portion of Long-term Debt	215,500	715,500
Notes Payable	125,000	246,417
Current Portion of Capital Leases	92,753	100,661
Current Portion of Deferred Trade Payables	1,746,500	—
Customer Deposits	1,616,458	170,671
Accrued Interest	253,607	154,016
Accrued Expenses	454,899	403,558

Total Current Liabilities	7,517,914	5,905,844

Long-Term Liabilities
Accrued Compensation	545,096	445,096
Long Term Portion of Long-Term Debt	209,208	209,208
Long Term Portion of Deferred Trade Payables	—	1,746,500
Long Term Portion of Capital Leases	71,027	94,176
Accrued Interest	369,744	338,226

Total Long-Term Liabilities	1,195,075	2,833,206

Total Liabilities	8,712,989	8,739,050

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; none issued	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,600,274 Shares Issued and Outstanding June 30 and December 31	263,600	263,600
Additional Paid-in Capital	17,791,783	17,665,941
Accumulated (Deficit)	(20,926,513)	(18,032,430)
Subscriptions Receivable	(227,336)	(227,336)

Total Stockholders’ Equity	(3,098,466)	(330,225)

Total Liabilities and Stockholders’ Equity	$5,614,523	$8,408,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$1,870,817	$1,946,868	3,839,642	4,516,732
Sales of Engineering Services	44,542	116,865	137,676	565,355

Total Sales	1,915,359	2,063,733	3,977,318	5,082,087

Cost of Sales — Products	1,497,590	1,324,063	2,947,090	2,915,596
Cost of Sales — Engineering Services	25,144	66,756	77,718	306,265

Total Cost of Sales	1,522,734	1,390,819	3,024,808	3,221,861

Gross Profit	392,625	672,914	952,510	1,860,226
Operating Expenses:
Research and Development	457,864	428,737	951,864	945,897
Selling and Marketing	518,066	520,257	1,135,252	976,041
General and Administrative	588,243	534,142	1,337,909	990,729
Depreciation and Amortization	113,990	167,509	224,256	306,343

Total Operating Expenses	1,678,163	1,650,645	3,649,281	3,219,010

Loss from Operations	(1,285,538)	(977,731)	(2,696,771)	(1,358,784)

Other Income (Expense)
Interest and Other (Expense) Income	330	11	744	59
Foreign Exchange Gain (Loss)	(4,341)	(3,657)	(9,515)	(4,969)
Interest Expenses	(91,971)	(56,711)	(183,278)	(122,095)

Total Other Income (Expense)	(95,982)	(60,357)	(192,049)	(127,005)

Loss Before Provision for Income Taxes	(1,381,520)	(1,038,088)	(2,888,820)	(1,485,789)
Provision (Benefit) for Income Taxes	4,388	888	5,263	1,776

Net Loss	(1,385,908)	$(1,038,976)	(2,894,083)	(1,487,565)

Basic and Diluted Loss per Share	$(0.0053)	$(0.0048)	(0.0110)	(0.0070)
Weighted-average Shares Outstanding — Basic and Diluted	263,600,274	220,268,927	263,600,274	219,935,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities
Net Loss	$(2,894,083)	$(1,487,565)
Non-Cash Adjustments
Depreciation and Amortization	224,256	306,343
Stock-Based Compensation Expense	124,044	90,065
Warrants Issued for Credit Line	1,798	—
(Increase) Decrease in Operating Assets
Accounts Receivable	344,267	822,986
Inventories	(17,734)	377,002
Prepaid Expenses and Other Assets	5,211	(20,351)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,023,720)	(1,089,159)
Accrued Expenses	53,158	64,079
Customer Deposits	1,445,787	451,399
Income Taxes Payable	(1,817)	(34,636)
Accrued Compensation	100,000	—
Accrued Interest	131,109	43,203

Net Cash Flows Used in Operating Activities	(1,507,724)	(476,634)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(83,083)	(81,837)
Investments in Patents and Trademarks	(48,497)	(66,940)

Net Cash Used in Investing Activities	(131,580)	(148,777)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(78,105)	(113,742)
Issuance of Common Stock	—	300,000
Repayment of Capital Leases	(31,057)	(79,236)
Repayment of Notes Payable	(621,417)	—
Direct IPO Associated Costs	—	(96,248)
Forgiveness of Subscription Receivable	—	81,046
Repurchase of Fractional Shares	—	(2)

Net Cash Flows Provided by Financing Activities	(730,579)	91,818

Net Increase (Decrease) in Cash and Cash Equivalents	(2,369,883)	(533,593)
Cash and Cash Equivalents — Beginning of Year	2,500,523	818,719

Cash and Cash Equivalents — End of Period	$130,640	$285,126

Supplemental Disclosures
Interest Paid	52,169	78,892
Income Taxes Paid	7,080	36,412

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	29,645	—
Dividends Declared but Not Paid	—	50,550

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

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2009 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company incurred a net loss of $2,894,083 for the six months ended June 30, 2010 and has an accumulated deficit of $20,926,513 as of June 30, 2010. The Company’s losses in the first six months of 2010 as well as in the years 2009 and 2008 have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by borrowings of notes and convertible debt and the sales of securities. In this regard, management is expecting to raise additional funds through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital on favorable terms, if at all.

The Company’s business plan for the remainder of fiscal year 2010 is based on maintaining tight control over selling, general and administrative expenses, streamlining operating expenses where possible, reducing research and development costs with a focus on shorter term development horizons, and a focus on sales of products with higher margins and lower working capital requirements.  The business plan for the remainder of 2010 projects an improvement in cash flow based on our existing open defense sales orders of $5.9M and the seasonal fall increase in demand for our consumer products, but does not indicate a turn to consistent profitability for our overall 2010. Further there is no assurance that the Company will achieve the sales, margins and further cost reductions to improve cash flow as contemplated in its business plan to allow it to operate its business. If the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain additional sources of capital or make further cost cuts to fund its operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Purchased Parts and Components	$2,036,527	$1,594,233
Work in Process	601,176	872,003
Finished Goods	339,667	493,400

Net	$2,977,370	$2,959,636

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2010	December 31, 2009

Accrued Wages and Related Costs	$96,060	$64,529
Accrued Professional Services	73,500	52,000
Accrued Warranty Obligations	274,620	258,476
Income Taxes Payable	1,775	3,592
Other Accrued Expenses	8,944	24,961

Total	$454,899	$403,558

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three and six months ended June 30, 2010 and 2009 were as follows:

	2010	2009

Accrued Warranty Obligations, January 1	$258,476	$106,865
Actual Warranty Experience	(93,463)	(33,416)
Net Warranty Provisions	109,169	30,107

Accrued Warranty Obligations, March 31	$274,182	$103,556
Actual Warranty Experience	(41,670)	(31,841)
Net Warranty Provisions	42,108	54,541
Accrued Warranty Obligations, June 30	$274,620	$126,256

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net loss incurred in the three and the six months ended June 30, 2010 and 2009, the assumed exercise of stock options and warrants and the conversion of debt are anti-dilutive, therefore basic and diluted loss per share are the same for both periods.

Note 6 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding annually from and after the completion of after the Company’s initial public offering. An additional $50,000 in accrued compensation was accrued for the three months ended June 30, 2010 and the cumulative accrual for the six months ended June 30, 2010 was $100,000.

Note 7 — Current Portion of Deferred Trade Payables

Long-term trade payable represent amounts owed to two suppliers of the Company for component purchases in 2009. The principal amount of $1,746,500 is due and payable together with accrued interest on January 15, 2011. The deferred trade payables are secured by all of the assets of the Company and interest on the outstanding balances is payable at 10% per annum. In the event the Company consummates an equity financing that results in gross proceeds of at least US$2,000,000 then the Company must, subject to regulatory approvals, apply not less than 50% of the proceeds from such equity financing to the prompt payment of the deferred trade payable.

Note 8 — Notes Payable

Notes payable of $125,000 represent amounts borrowed from two individual lenders in April and May 2010. These notes are secured by all the assets of the Company and bear interest at 18% per annum. The note balances along with accrued interst are due on November 30, 2010.

Note 9 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for customer specific products. The deposits range from 20 to 40% of the total order amounts. These deposits are credited back to the customers against actual product deliveries or at the end of their order. During the three months ended June 30, 2010 additional net deposits of $1,421,530 were received.

Note 10 — Long-Term Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2010	2009

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
During October 2008, entered into an agreement with an officer of the Company, whereby the officer agrees to make loans from time to time to the Company through December 31, 2010, accruing interest on the outstanding balance at 12%, secured by all of the assets of the Company	215,500	215,500
Convertible Notes payable bearing interest at 10% and is secured by all the assets of the Company	—	500,000
	$424,708	$924,708
Less: Amount Due Within One Year	215,500	715,500

Amount Due After One Year	$209,208	$209,208

Note 11 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

At December 31, 2009, the Company had unrecognized tax benefits totaling $3,659,000, which would have a favorable impact on our tax provision (benefit), if recognized.

In the three and six-month periods ended June 30, 2010 and 2009, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carry forwards total approximately $16,600,000 at June 30, 2010 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,209,000 expires between 2017 and 2018, if not utilized.

The Company’s income tax returns have not been examined by the Internal Revenue Service and are subject to examination for all years since 1997. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 12 — Stock Warrants and Agent Options

A summary of the various changes in warrants during the six-month period ended June 30, 2010 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2009	19,067,194
Exercised During the Period	—
Issued During the Period	555,555
Expired During the Period	—

Warrants Outstanding, June 30, 2010	19,622,749

The outstanding warrants as of June 30, 2010 expire from December 31, 2010 to December 31, 2015. The weighted average remaining contract term on the warrants is 2.6 years. The weighted average exercise price is $0.2497 per share.

As consideration for an expanded trade credit line of $250,000 from a key supplier, the Company issued the key supplier a warrant to purchase 555,555 common shares, with an exercise price of Cdn$0.12 per share. The US dollar equivalent of the exercise price based on the closing buying rate of the Bank of Canada on June 30, 2010 was US $0.113 per share. The warrants are exercisable until the earlier of the expiration of the line of credit and repayment of all advances thereunder or May 21, 2015. The line of credit will expire and all amounts outstanding thereunder will become due and payable on May 21, 2011.

As consideration for their services, the agents involved in the Company’s recent IPO received options to purchase 3,897,519 units, each unit consisting of one common share and one half common stock purchase warrant, at an exercise price of Cdn$0.20 per unit. The US dollar equivalent of the option exercise price based on the closing buying rate of the Bank of Canada on June 30, 2010 was US $0.118 per unit. Each whole warrant entitles the holder to purchase one share of common stock at an exercise price of Cdn$0.30 per share.  The US dollar equivalent of the warrant exercise price based on the closing buying rate of the Bank of Canada on June 30, 2010 was US $0.282 per share. The agent options expire on December 31, 2010 and the warrants issuable upon exercise of the options expire on December 23, 2012.

Note 13 — Stock Option Plans

A summary of stock option activity for the six months ended June 30, 2010 is as follows.

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2009	15,885,578	$0.1195	$0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(427,040)	$0.1739	$0.1500 – $ 0.2334

Outstanding at June 30, 2010	15,458,538	$0.1194	$0.0061 – $ 0.2334

As of June 30, 2010, there were 12,524,269 options that were fully vested and exercisable at weighted average exercise price of $0.1068 per share. The weighted average remaining contractual term on the vested options is 4.7 years.

As of June 30, 2010 there were 3,934,269 unvested options exercisable at a weighted average exercise price of $0.1661 per share. The weighted average remaining contractual term on the unvested options is 8.6 years.

No cash was received from option exercises for the three or six months ended June 30, 2010.

Note 14 — Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the three and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Stock-based compensation expense:- Stock Options	$62,022	$33,379	$124,044	$90,065
Income tax benefit	—	—	—	—
Net Decrease in Net Income	$62,022	$33,379	$124,044	$90,065

Per share increased in Loss Per Share:

Basic and Diluted	$0.0002	$0.0002	$0.0005	$0.0004

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2010, the Company had approximately $323,390 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.5 years.

Note 15 — Litigation

The Company is not subject to any legal proceedings or claims.

Note 16 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three and months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Consumer Video Eyewear	$988,040	$764,629	$2,209,432	$1,865,815
Defense Products	868,643	1,179,146	1,611,578	2,633,300
Engineering Services	44,542	116,864	137,676	565,355
Low Vision Products	14,134	3,094	18,632	17,617

Total	$1,915,359	$2,063,733	$3,977,318	$5,082,087

Note 17 — Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that is effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” which improves disclosures about the measurement of the fair value of financial instruments including (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 of the fair value inputs hierarchy. The guidance is effective for fiscal years and interim periods ended after December 15, 2009. The adoption of the guidance did not have a material impact on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this interim report. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements in this discussion and analysis are qualified by the cautionary statement found on page 18.

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

Our accounting policies are more fully described in the notes to our financial statements included in this quarterly report and our annual report on Form 10-K for the year ended December 31, 2009. In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

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

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that the value of a long-lived asset, including a product’s mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. To date, no impairment on long-lived assets has been booked. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results.

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable, in whole or in part. We have not treated as impaired the value of our intellectual property, such as patents and trademarks, which were valued (net of accumulated amortization) at $774,133 as of June 30, 2010, because management believes that their value is recoverable.

Revenue Recognition

Revenue from product sales is recognized in accordance with FASB ASC Topic 605, Revenue Recognition   Product sales represent the majority of our revenue. We recognize revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, we sell our products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by us. If these conditions are not met, we will defer the revenue recognition until such time as these conditions have been satisfied. We collect and remit sales taxes in certain jurisdictions and report revenue net of any associated sales taxes. We also sell certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90-day period, including price adjustments downwards on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims.

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

Product Warranty

Warranty obligations are generally incurred in connection with the sale of our products. The warranty period for these products is generally one year, but can be 24 months in certain countries if required by law. Warranty costs are accrued, to the extent that they are not recoverable from third party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. We provide for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed each quarter end and is based on historical experience of warranty claims and costs. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

Research and Development

Research and development costs, are expensed as incurred consistent with the guidance of FASB ASC Topic 730, “Research and Development,” and include employee related costs, office expenses, third party design and engineering services, and new product prototyping costs.

Stock-Based Compensation

Our board of directors approves grants of stock options to employees to purchase our common stock.  A stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a “critical accounting estimate” because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Prior to the initial public offering of our shares, the fair market value of our common stock on the date of each option grant was determined based on the most recent cash sale of common stock in an arm’s length transaction with an unrelated third party. Subsequent to the initial public offering of our common stock, the fair market value of our common stock was based upon the closing price of our common stock on the Toronto Stock Venture Exchange on the date of issue.  Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.  The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. Accordingly, we record deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date we have determined that a 100% valuation allowance is required and accordingly no amounts have been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the amount currently recorded, an adjustment of the valuation allowance would increase income to be recognized in the period such determination was made.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $16,500,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that is effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact our financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” which improves disclosures about the measurement of the fair value of financial instruments including (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 of the fair value inputs hierarchy. The guidance is effective for fiscal years and interim periods ended after December 15, 2009. The guidance did not have a material impact on our consolidated financial statements.

Key Performance Indicators

We believe that a key indicator for our business on an annual basis is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. Sales of our consumer Video Eyewear products have been historically the greatest during our fourth quarter (October through December). We believe that current business and economic conditions have adversely affected our customers’ ability to forecast their requirements and that this causes delays in the placement of orders. Most of our consumer products customers are placing orders for product only when they have orders in hand from their customers or when they need to replenish their inventories. Accordingly, we are not able to estimate the orders that we will receive for our products with any certainty. This is especially true for our consumer products. Overall, however, we continue to receive requests for orders above what our operations are able to sustain due to our current working capital constraints.

Sales in the military market are typically to prime contractors that reflect investment levels by various military branches in specific programs and projects requiring near-eye display system capabilities.  The timing of military related expenditures remains for the most part unpredictable.  Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their government customer and such orders have historically been received once or sometimes twice per year. An order for $3.4 million of night-vision electronics modules was received in June 2010. We expect to begin initial deliveries in the second half of the third quarter, with the balance of this order being scheduled for delivery during the fourth quarter of 2010. Total shipments of night vision electronics module customers in the three months ended June 30, 2010 and 2009 were $152,625 and $919,310, respectively.  Total shipments of night vision electronics modules to customers in the six months ended June 30, 2010 and 2009 were $152,625, and $2,248,467, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

Sales.   Our sales were $1,915,359 for the second quarter of 2010 compared to $2,063,733 for the same period in 2009. This represents a 7.2% decrease. Our sales from defense products decreased to $868,643 or 45.4% of our total sales in the second quarter of 2010 compared to $1,179,146 or 57.1% of total sales in the same period of 2009, a decrease of $310,503 or 26.3%. The decrease resulted solely from reduced sales of night vision electronics models in the second quarter of 2010. These revenues were $152,625 for the second quarter versus $919,310 for the same period in 2009, a 83% decrease. Orders for these products typically occur only once every six to 12 months and we completed the most recent order in the fourth quarter of 2009. A new $3.4 million order was received at the end of the second quarter of 2010. Sales of our Tac-Eye Video Eyewear defense products increased to $716,018 for the three month period in 2010 as compared to $259,836 for the same period in 2009, a 176% increase. Sales from our defense-related engineering programs for the second quarter of 2010 decreased to $44,542 or 2.3% of total sales compared to $116,865 or 5.7% of total sales in same quarter of 2009. This represents a decrease of $72,323 or 61.9%. We had only one active engineering program during the second quarter of 2010. During the second quarter of 2009 we had multiple active engineering programs that resulted in greater revenues. Consumer Video Eyewear product sales increased to $988,040 or 51.6% of total sales for the second quarter of 2010 compared to $764,629 or 37.1% of our total sales for the three months ended June 30, 2009. This increase resulted from the continued expansion of our reseller network and the introduction of new products against the 2009 comparative period. Low-vision assist product sales were $14,134 or 0.7% of total sales in the second quarter of 2010 versus $3,094 or 0.1% of our total sales in the same period in 2009.

Cost of Sales and Gross Margin.   Gross margin decreased to $392,625 for the second quarter of 2010 from $672,914 for the same period in 2009, a decrease of $280,289 or 41.7%. As a percentage of net sales, gross margin decreased to 20.5% for the second quarter of 2010 compared to 32.6% for the same period in 2009. This decrease was the primarily the result of our lower margin Consumer Video Eyewear being 51.6% of total sales versus 37.1% in the prior period along with lower average sales prices on our products sold in the UK and EU which are not  transacted in US dollars. Effective July 1, 2010, we implemented a 20% increase in our suggested retail pricing in those geographical areas to recover the lost margin we incurred due to currency swings against the US dollar.

Research and Development.   Our research and development expenses increased by $29,127 or 6.8% in the second quarter of 2010 to $457,864 compared to $428,737 in the same three-month period of 2009. Despite this small increase, our spending on research and development as a percentage of sales increased to 23.9% for the second quarter of 2010 compared to 20.8% for the same three-month period in 2009. Research related expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $518,066 for the second quarter of 2010 compared to $520,257 for the same period in 2009, a small decrease of $2,191 or 0.4%. Despite lower actual advertising and tradeshow costs in the second quarter, increased sales commissions paid on a larger percent defense product sales, a new consultant pursuing sales of augmented reality Video Eyewear and new web store development costs, offset most of those spending reductions.

General and Administrative.   General and administrative expenses were $588,243 for the second quarter of 2010 as compared to $534,142 for the same three-month period in 2009, an increase of $54,101 or 10.1%.  The higher general and administrative expenses related to increases in personnel costs, insurance, legal and accounting expenses, and new shareholder reporting and filing costs now that are required as a public company.

Depreciation and Amortization.   Our depreciation and amortization expense for the second quarter of 2010 decreased by $53,519, or 31.9% to $113,990, compared to $167,509 in the same period in 2009. The decrease was related to the fact that several sets of tooling became fully depreciated during the same period in 2009.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(95,982) in the second quarter of 2010 compared to $(60,357) in the same period in 2009. The increase in expenses was primarily attributable to interest costs on our increased borrowings as compared to 2009.

Provision for Income Taxes.   The provision for income taxes for the second quarter of 2010 was $4,388 compared to $888 for the same period in 2009. The balance of each quarter’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation.

Net (Loss) and (Loss) per Share.   Our net loss was $(1,385,908) or $(0.0053) per share in the second quarter of 2010, a increased loss of $346,932, or 33.4%, from $(1,038,976) or $(0.0048) per share in the same period in 2009.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Sales.   Our sales were $ 3,977,318 for the six months ended June 30, 2010 compared to $ 5,082,087 for the same period in 2009. This represents a 21.7% decrease. Our sales from defense products decreased to $1,611,578 or 40.5% of our total sales in the first six months of 2010 compared to $2,633,300 or 51.8% of total sales in the same period of 2009, a decrease of $1,021,722 or 38.8%. The decrease resulted solely from having only $152,625 in sales of night vision electronics in the first six-month period of 2010 as compared to the same period in 2009 when $2,248,467 were sold. Orders for these products typically occur only once every six to 12 months and we completed the most recent order in the fourth quarter of 2009. A new $3.4 million order was received late in the second quarter of 2010. Sales of our Tac-Eye video eyewear products and our new night vision display model that are included in this product category increased to $1,458,953 for the six month period in 2010 as compared to $384,833 for the same period in 2009, a 279% increase. Sales from our defense-related engineering programs for the first six months of 2010, decreased to $137,676 or 3.5% of total sales compared to $565,355 or 11.1% of total sales in same period in 2009. In the first six months of 2009 we had revenues from multiple active programs whereas in the first six months of 2010 we were completing an earlier program that began in the fall of 2009.  We did not commence work on any new programs until June 2010 resulting in lower engineering revenues. Consumer Video Eyewear product sales increased to $2,209,432 or 55.6% of total sales for the first six months of 2010 compared to $1,865,815 or 36.7% of our total sales for the same six month period of 2009. This increase resulted from the continued expansion of our reseller network and the introduction of new products. Low-vision assist sales, consisting mainly of sales of low-vision assist products, were $18,632 or 0.5% of total sales in the first six months of 2010 versus $17,617 or 0.3% of our total sales in the same period in 2009.

Cost of Sales and Gross Margin.   Gross margin decreased to $952,510 for the first six months of 2010 from $1,860,226 for the same period in 2009, a decrease of $907,716 or 48.8%. As a percentage of net sales, gross margin decreased to 23.9% for the first six months of 2010 compared to 36.6% for the same period in 2009. This decrease was primarily the result of our lower margin Consumer Video Eyewear representing a higher proportion of revenues at 55.6% of total sales versus 36.7% in the prior period when a much larger percentage of our revenues were higher gross margin defense product sales and engineering services.

Research and Development.   Our research and development expenses increased by $5,967 or 0.6% in the first six months of 2010, to $951,864 compared to $945,897 in the same period of 2009. Despite this small increase, as a percentage of sales for the period, the spending on research and development as a percentage increased to 23.9% for the first six months of 2010 compared to 18.6% for the same period in 2009. Research related expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $1,135,252 for the first six months of 2010 compared to $976,041 for the same period in 2009, an increase of $159,211 or 16.3%. Increases were attributable to higher tradeshow costs related to Consumer Electronics Show in January 2010, sales commissions paid on increased defense product sales, a new consultant pursuing augmented reality applications and new web store development costs.

General and Administrative.   General and administrative expenses were $1,337,909 for the first six months of 2010 as compared to $990,729 for the same period in 2009, an increase of $347,180 or 35.0%. The higher general and administrative expenses related to increases in personnel costs, insurance, legal and accounting expenses, and new shareholder reporting and filing costs now that we are a public company.

Depreciation and Amortization.   Our depreciation and amortization expense for the second quarter of 2010 decreased by $82,087, or 26.8% to $224,256, compared to $306,343 in the same period in 2009. The decrease was related to the fact that several sets of tooling became fully depreciated in 2009.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(192,049) in the first six months of 2010 compared to $(127,005) in the same period in 2009. The increase in expenses was primarily attributable to interest costs on our increased borrowings and trade credit costs as compared to 2009.

Provision for Income Taxes.   The provision for income taxes for the first six months of 2010 was $5,263 compared to $1,776 for the same period in 2009. The balance of each period’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation.

Net (Loss) and (Loss) per Share.   Our net loss was $(2,894,083) or $(0.0110) per share in the first six months of 2010, a increased loss of $1,406,518, or 94.6%, from $(1,487,565) or $(0.0070) per share in the same period in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $130,640, a decrease of $2,369,883 from $2,500,523 as of December 31, 2009.

Operating Activities.   Cash (used in) operating activities was $(1,507,724) for the six months ended June 30, 2010 and $(476,634) in the same period in 2009. Changes in non-cash operating assets and liabilities were $1,036,261 for the six months ended June 30, of 2010 and $614,523 in the same period in 2009. Increases in both customer deposits of $1,445,787 and collections of accounts receivable of $344,267 less a reduction of $(1,023,720) in accounts payable were the primary net generators of cash for the six months ended June 30, 2010.  For 2009, a similar reductions of $(1,089,159) in accounts payable occurred in the prior year’s period and net collections of accounts receivables were $822,986. The amount of new customer deposits were only $451,399 for the six months ended June 30, 2009.

Investing Activities.   Cash (used in) investing activities was $(131,580) during the six months ended June 30, 2010 and $(148,777) in the same period in 2009. Cash used for investing activities in the first half 2010 related primarily to the purchase of R&D lab equipment and some product tooling enhancements. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(48,497) in the first six months of 2010 and $(66,940) in the same period in 2009.

Financing Activities.   Cash (used in) financing activities was $(730,579) during the six months ended June 30, 2010, whereas in the same period in 2009, financing activities provided $91,818. During the first six months of 2010, the primary use of cash was $(621,417) for the repayment of Notes Payable from the proceeds of our recent IPO, whereas during the same six month period of 2009 we sold shares of our common stock in a private placement for aggregate gross proceeds of $300,000 and there were no repayments of Notes Payable.

Capital Resources.   As of June 30, 2010, we had a cash balance of $130,640. We had $112,498 available under our bank lines of credit (the outstanding balances under our lines of credit as of June 30, 2010 were $100,002). The credit lines are with two banks, are payable on demand and secured by the personal guarantee of our President and Chief Executive Officer, Paul J. Travers. The bank credit agreements contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, and transactions with any affiliates, and investments. They also prohibit us from declaring and paying cash dividends without the bank’s prior consent.

In April and May 2010, we borrowed an aggregate amount of $125,000 from two individual lenders. These loans along with accrued interest are due and payable on November 30, 2010. On May 21, 2010 we entered into an agreement with one of our key suppliers, Kopin Corporation, to provide us with a US$250,000 revolving line of credit. The line of credit will be used to purchase microdisplays from Kopin. The line of credit expires on May 21, 2011.  Advances are required to be paid 75 days after delivery of products by Kopin. Advances not paid within 30 days will carry interest from the due date at an annual rate of 12%. In connection with this line of credit, we issued Kopin a warrant to purchase 555,555 shares of our stock at an exercise price of Cdn$0.12 share. The warrants are exercisable until the earlier of the expiration of the line of credit and repayment of all advances made thereunder.

Our cash requirements are primarily for the funding of operating losses, research and development, product tooling, and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of equity and convertible debt securities, from loans by individuals (including certain of our officers and shareholders) and from our revolving bank line of credit. For the six months ended June 30, 2010 we reported an operating loss of $(2,894,083). We therefore remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2009. With our current level of funding and ongoing losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On December 24, 2009, we completed the initial public offering of shares of our common stock, which resulted in gross proceeds of $5,810,657 and net proceeds of $3,897,942 after payment of transaction expenses. At that time, our working capital deficit was approximately $4.0 million and we had two of our major trade suppliers extend their trade payable totaling $1,746,500 out 13 months to January 15, 2011 to improve our net working capital position. We used $746,417 of the net proceeds of the offering to repay outstanding indebtedness as discussed below. We used the remaining net proceeds for general corporate purposes and to finance our current operating losses.

On September 19, 2006, we borrowed $500,000 from an individual lender and issued a convertible promissory note in the principal amount of $500,000 in evidence of the loan. The loan principal of $500,000 was repaid in mid-January but not the accrued interest, which was $130,468 at June 30, 2010. The unpaid accrued interest along with further accrued interest at an annual rate of 12.0% is to be repaid by September 30, 2010. In August, September, and November 2009, we borrowed an aggregate amount of $246,417 from three individual lenders, including a total of $100,000 from Mr. Paul Churnetski, who was then our Vice President of Quality Assurance and the beneficial owner of approximately 9% of our issued and outstanding common stock and $46,417 from William Lee, one of our independent directors. These loans along with accrued interest were repaid to these individuals in January 2010. We have been unable to repay $215,500 to our President and Chief Executive Officer, Paul J. Travers, under an October 2008 revolving loan as was contemplated as a use of proceeds in our the prospectus for our initial public offering.

Unless otherwise noted, this discussion and analysis relates only to results from continuing operations. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including Note 2 thereto, and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2009. We intend to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from our failure to continue as a going concern.

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

If we are unable to achieve profitable operations or obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing and/or enter into a strategic partnership. We also may not be able to respond to competitive pressures, develop and deploy new or enhanced products or take advantage of unanticipated acquisition opportunities. Finally, we may be required to sell all or a portion of our assets or discontinue operations.

Our cash on hand as of June 30, 2010, was not sufficient to fund our anticipated cash requirements for maintaining full operations as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. Our current plan for the remainder of 2010 contemplates a need for more capital to fund operating losses and maintain or grow our revenues since we are constrained by limited working capital and reduced credit lines from our key suppliers. Between December 31, 2009 and June 30, 2010, we reduced the number of our employees by 12, or 20%. We currently rely mainly upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. Such events along with a further deterioration in our working capital would adversely affect our results of operations, cash flows and financial performance.

We plan to return to our original business strategy for 2010 when and if we obtain sufficient additional financing.  Our business plan contemplates introducing new and improved products and engaging in expanded research and development.  We will be limited in our pursuit of this strategy while we continue to manage our liquidity. As of June 30, 2010 we had an open order book totaling $5.9 million. The majority of these orders are for deliveries of defense products, including $3.9 million in night vision display electronics and display modules, and approximately $1.0 million for our defense Tac-Eye products.  These orders also include approximately $1.0 million in new engineering programs. With the continued support of our vendors and customer deposits we believe that we will be able to perform and deliver on the existing orders over the next six to nine months. Orders for consumer products are generally received in the second half of the year and most of these customers only place orders against their short-term plan or to replenish their inventories.

We plan to manage our liquidity under an operational plan that contemplates, among other things:

•	focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products;

•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs for 2010;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	reducing the square footage we rent;

•	managing our working capital through better optimization of inventory levels;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions; and

•	exploring our options with respect to new debt borrowings.

We cannot give any assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Even if successful, our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term. Furthermore, if we are unable to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations, or if we are unable to restructure our outstanding debt and/or equity securities, we could be forced to file for protection under the U.S. Bankruptcy Code.
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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2009 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause our actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2009 annual report. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009. The risks discussed in our 2009 annual report could materially affect our business, financial condition and future results. The risks described in our 2009 annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There are no material changes to the Risk Factors described in Item 1A in our 2009 annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION (Registrant)

Date: August 16, 2010	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)