Form 10-Q
period 2010-09-30
Vuzix Corp
filed 2010-11-12
CIK 1463972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, there were 263,600,274 shares of the registrant’s common stock outstanding.

Vuzix Corporation
INDEX

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
Current Assets
Cash and Cash Equivalents	$349,092	$2,500,523
Accounts Receivable, Net	641,646	1,446,750
Inventories	2,987,644	2,959,636
Prepaid Expenses and Other Assets	46,040	41,192

Total Current Assets	4,024,422	6,948,101

Tooling and Equipment, Net	589,987	701,368
Patents and Trademarks, Net	780,313	759,356

Total Assets	$5,394,722	$8,408,825

Current Liabilities
Accounts Payable	$3,752,170	$3,936,914
Lines of Credit	212,500	178,107
Current Portion of Long-term Debt	215,500	715,500
Notes Payable	175,000	246,417
Current Portion of Capital Leases	102,318	100,661
Current Portion of Deferred Trade Payable	1,746,500	—
Customer Deposits	1,309,361	170,671
Accrued Interest	314,466	154,016
Accrued Expenses	495,911	403,558

Total Current Liabilities	8,323,726	5,905,844

Long-Term Liabilities
Accrued Compensation	595,096	445,096
Long Term Portion of Long-Term Debt	209,208	209,208
Long Term Portion of Trade Payables	—	1,746,500
Long Term Portion of Capital Leases	93,456	94,176
Accrued Interest	392,543	338,226

Total Long-Term Liabilities	1,290,303	2,833,206

Total Liabilities	9,614,029	8,739,050

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; none issued	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,600,274 Shares Issued and Outstanding September 30 and December 31	263,600	263,600
Additional Paid-in Capital	17,857,907	17,665,941
Accumulated (Deficit)	(22,113,478)	(18,032,430)
Subscriptions Receivable	(227,336)	(227,336)

Total Stockholders’ Equity	(4,219,307)	(330,225)

Total Liabilities and Stockholders’ Equity	$5,394,722	$8,408,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$2,246,797	$2,513,685	6,086,439	6,964,002
Sales of Engineering Services	478,942	324,776	616,619	956,546

Total Sales	2,725,739	2,838,461	6,703,058	7,920,548

Cost of Sales — Products	1,652,078	1,680,996	4,599,169	4,550,045
Cost of Sales — Engineering Services	292,952	165,636	370,670	518,448

Total Cost of Sales	1,945,030	1,846,632	4,969,839	5,068,493

Gross Profit	780,709	991,829	1,733,219	2,852,055
Operating Expenses:
Research and Development	526,541	645,172	1,478,405	1,591,070
Selling and Marketing	489,607	509,788	1,624,859	1,485,828
General and Administrative	707,501	548,931	2,045,409	1,539,660
Depreciation and Amortization	119,659	101,256	343,915	407,600

Total Operating Expenses	1,843,308	1,805,147	5,492,588	5,024,158

Loss from Operations	(1,062,599)	(813,318)	(3,759,369)	(2,172,103)

Other Income (Expense)
Interest and Other (Expense) Income	2	3	746	63
Foreign Exchange Gain (Loss)	(15,099)	(7,065)	(24,614)	(12,034)
Interest Expenses	(106,934)	(67,547)	(290,212)	(189,643)

Total Other Income (Expense)	(122,031)	(74,609)	(314,080)	(201,614)

Loss Before Provision for Income Taxes	(1,184,630)	(887,927)	(4,073,449)	(2,373,717)
Provision (Benefit) for Income Taxes	2,335	(31,516)	7,599	(29,740)

Net Loss	(1,186,965)	$(856,411)	(4,081,048)	(2,343,977)

Basic and Diluted Loss per Share	$(0.0045)	$(0.0040)	(0.0155)	(0.0110)
Weighted-average Shares Outstanding — Basic and Diluted	263,600,274	220,268,927	263,600,274	220,046,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities
Net Loss	$(4,081,048)	$(2,343,977)
Non-Cash Adjustments
Depreciation and Amortization	343,915	407,600
Stock-Based Compensation Expense	186,066	144,301
Warrants Issued for Credit Line	5,901	—
(Increase) Decrease in Operating Assets
Accounts Receivable	805,104	592,935
Inventories	(28,008)	165,233
Prepaid Expenses and Other Assets	(4,848)	121,210
Increase (Decrease) in Operating Liabilities
Accounts Payable	(184,745)	(157,755)
Accrued Expenses	93,260	217,301
Customer Deposits	1,138,690	(12,988)
Income Taxes Payable	(907)	(32,343)
Accrued Compensation	150,000	—
Accrued Interest	214,767	65,057

Net Cash Flows Used in Operating Activities	(1,361,853)	(833,426)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(93,230)	(164,631)
Investments in Patents and Trademarks	(73,733)	(86,165)

Net Cash Used in Investing Activities	(166,963)	(250,796)

Cash Flows from Financing Activities
Net Change in Lines of Credit	34,393	(18,000)
Issuance of Common Stock	—	300,000
Repayment of Capital Leases	(85,591)	(97,245)
Repayment of Notes Payable	(746,417)	—
Direct IPO Associated Costs	—	(137,531)
Proceeds from Notes Payable	175,000	200,000
Proceeds from Long-Term Debt	—	120,500
Forgiveness of Subscription Receivable	—	81,046
Repurchase of Fractional Shares	—	(2)

Net Cash Flows (Used)Provided by Financing Activities	(622,615)	448,768

Net Increase (Decrease) in Cash and Cash Equivalents	(2,151,431)	(635,454)
Cash and Cash Equivalents — Beginning of Year	2,500,523	818,719

Cash and Cash Equivalents — End of Period	$349,092	$183,265

Supplemental Disclosures
Interest Paid	75,455	124,586
Income Tax Credit (Refund)	—	(164,214)
Income Taxes Paid	8,506	40,596

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	86,528	15,096
Dividends Declared but Not Paid	—	75,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Vuzix Corporation and Subsidiary (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2009, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2009 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company incurred a net loss of $4,081,048 for the nine months ended September 30, 2010 and has an accumulated deficit of $22,113,478 as of September 30, 2010. The Company’s losses in the first nine months of 2010 as well as in the years 2009 and 2008 have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by borrowings of notes and convertible debt and the sales of securities. In this regard, management is attempting to raise additional funds through loans and additional sales of its common stock. However, there is no assurance that the Company will be successful in raising additional capital on favorable terms or at all.

The Company’s business plan for the remainder of fiscal year 2010 is based on maintaining tight control over selling, general and administrative expenses, streamlining operating expenses where possible, reducing research and development costs with a focus on shorter term development horizons, and focusing on sales of products with higher margins and lower overall working capital requirements to increase gross margin.  The business plan for the remainder of 2010 projects a reduction in cash operating losses based on the Company’s existing open defense sales orders of $5.7M and the seasonal fall increase in demand for its consumer products, but the Company does not expect that it will be profitable for its fiscal year ending December 31, 2010. Moreover, there can be no assurance that the Company will achieve the sales, margins and further cost reductions to improve cash flow as contemplated in its business plan to allow it to operate its business. If the Company were to incur significant unplanned cash outlays, it would become necessary for the Company to obtain sources of capital or make further cost cuts to fund its operations in addition to those currently anticipated.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The attached consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Purchased Parts and Components	$2,225,027	$1,594,233
Work in Process	402,430	872,003
Finished Goods	360,187	493,400

Net	$2,987,644	$2,959,636

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009

Accrued Wages and Related Costs	$128,232	$64,529
Accrued Professional Services	78,500	52,000
Accrued Warranty Obligations	279,281	258,476
Income Taxes Payable	2,685	3,592
Other Accrued Expenses	7,213	24,961

Total	$495,911	$403,558

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three and nine months ended September 30, 2010 and 2009 were as follows:

	2010	2009

Accrued Warranty Obligations, January 1	$258,476	$106,865
Actual Warranty Expense	(93,463)	(33,416)
Net Warranty Provisions	109,169	30,107

Accrued Warranty Obligations, March 31	$274,182	$103,556
Actual Warranty Expense	(41,670)	(31,841)
Net Warranty Provisions	42,108	54,541
Accrued Warranty Obligations, June 30	$274,620	$126,256
Actual Warranty Expense	(83,384)	(35,792)
Net Warranty Provisions	88,045	65,599
Accrued Warranty Obligations, September 30	$279,281	$156,063

Note 5 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net loss incurred in the three and the nine months ended September 30, 2010 and 2009, the assumed exercise of stock options and warrants and the conversion of debt are anti-dilutive, therefore basic and diluted loss per share are the same for both periods.

Note 6 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding annually from and after the completion of the Company’s initial public offering. $50,000 in compensation was accrued for the three months ended September 30, 2010 and the cumulative accrual for the nine months ended September 30, 2010 was $150,000.

Note 7 — Current Portion of Deferred Trade Payable

Long-term trade payable represented amounts owed to two suppliers of the Company for component purchases in 2009. Interest on the outstanding balances is payable at 10% per annum. The principal amount of $1,746,500 is due and payable together with accrued interest on January 15, 2011. The deferred trade payables are secured by all of the assets of the Company. In the event the Company consummates an equity financing that results in gross proceeds of at least US$2,000,000 then the Company must, subject to regulatory approvals, apply not less than 50% of the proceeds from such equity financing to the prompt payment of the deferred trade payables.

Note 8 — Notes Payable

Notes payable of $175,000 represent amounts borrowed from two individual lenders in April, May and September 2010. These notes are secured by all of the assets of the Company and bear interest at 18% per annum. The note balances along with accrued interest are due on November 30, 2010.

Note 9 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for customer specific defense products. These deposits range from 20 to 40% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order. During the three months ended September 30, 2010 no additional deposits were received.

Note 10 — Long-Term Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Loans made by an officer of the Company pursuant to an agreement between him and the Company, whereby he agreed to make loans from time to time to the Company through December 31, 2010. Interest accrues on the outstanding balance at 12%. Secured by all of the assets of the Company.	215,500	215,500
Convertible Notes payable bearing interest at 10% that are secured by all the assets of the Company	—	500,000

	$424,708	$924,708
Less: Amount Due Within One Year	215,500	715,500

Amount Due After One Year	$209,208	$209,208

Note 11 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

At December 31, 2009, the Company had unrecognized tax benefits totaling $3,659,000, which would have a favorable impact on  the Company’s provision (benefit), if recognized.

In the three and nine-month periods ended September 30, 2010 and 2009, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carry forwards total approximately $18,700,000 at September 30, 2010 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,209,000 expires between 2017 and 2018, if not utilized.

The Company’s income tax returns have not been examined by the Internal Revenue Service and are subject to examination for three years after the date of filing. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

Note 12 — Stock Warrants and Agent Options

A summary of the various changes in warrants during the nine-month period ended September 30, 2010 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2009	19,067,194
Exercised During the Period	—
Issued During the Period	555,555
Expired During the Period	(254,600)

Warrants Outstanding, September 30, 2010	19,368,149

The outstanding warrants as of September 30, 2010 expire from December 31, 2010 to December 31, 2015. The weighted average remaining contract term on the warrants is 2.4 years. The weighted average exercise price is $0.2506 per share.

As consideration for an expanded trade credit line from a key supplier, the Company in May 2010 issued the key supplier a warrant to purchase 555,555 common shares, with an exercise price of Cdn$0.12 per share. The US dollar equivalent of the exercise price based on the closing buying rate of the Bank of Canada on September 30, 2010 was US $0.116 per share. The warrants are exercisable until the earlier of (i) the later of (a) the expiration of the line of credit and (b) repayment of all advances thereunder; or (ii) May 21, 2015. The line of credit will expire and all amounts outstanding thereunder will become due and payable on May 21, 2011.

During 2009, the Company issued warrants to purchase 1,000,000 and 15,590,079 shares, respectively, of common stock to an investor in a private placement and pursuant to the Company’s initial public offering in December 2009. The exercise price of the 1,000,000 warrants was US$0.20 per share and the exercise price of the warrants issued pursuant to the Company’s initial public offering unit offering was $0.291 ($0.30 Canadian dollars) per share. As consideration for their services, the agents involved in the Company’s recent initial public offering received options to purchase 3,897,519 units, each unit consisting of one common share and one half common stock purchase warrant, at an exercise price of Cdn$0.20 per unit. The US dollar equivalent of the option exercise price based on the closing buying rate of the Bank of Canada on September 30, 2010 was US $0.194 per unit. Each whole warrant issuable upon exercise of the option entitles the holder to purchase one share of common stock at an exercise price of Cdn$0.30 per share.  The US dollar equivalent of the warrant exercise price based on the closing buying rate of the Bank of Canada on September 30, 2010 was US $0.291 per share. The agent options expire on December 31, 2010 and the warrants issuable upon exercise of the options expire on December 23, 2012.

Note 13 — Stock Option Plans

A summary of stock option activity for the nine months ended September 30, 2010 is as follows.

		Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2009	15,885,578	$0.1195	$0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(427,040)	$0.1739	$0.1500 – $ 0.2334

Outstanding at September 30, 2010	15,458,538	$0.1194	$0.0061 – $ 0.2334

As of September 30, 2010, there were 12,855,163 options that were fully vested and exercisable at a weighted average exercise price of $0.1086 per share. The weighted average remaining contractual term on the vested options is 4.5 years.

As of September 30, 2010 there were 2,603,375 unvested options exercisable at a weighted average exercise price of $0.1648 per share. The weighted average remaining contractual term on the unvested options is 8.5 years.

No cash was received from option exercises for the three or nine months ended September 30, 2010.

Note 14 — Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Stock-based compensation expense: - - Stock Options	$62,022	$33,379	$186,066	$144,301
Income tax benefit	—	—	—	—
Net Decrease in Net Income	$62,022	$33,379	$186,066	$144,301

Per share increased in Loss Per Share:

Basic and Diluted	$0.0002	$0.0002	$0.0007	$0.0007

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2010, the Company had approximately $261,639 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.1 years.

Note 15 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Consumer Video Eyewear	$1,011,436	$819,593	$3,220,868	$2,564,984
Defense Products	1,222,958	1,687,315	2,834,536	4,374,452
Engineering Services	478,942	324,776	616,619	956,546
Low Vision Products	12,043	6,777	31,035	24,566

Total	$2,725,739	$2,838,461	$6,703,058	$7,920,548

Note 16 — Subsequent Event

As consideration for increasing its existing revolving line of trade credit from $250,000 to $500,000, the Company in October 2010 issued to a key supplier a warrant to purchase 555,555 common shares, with an exercise price of Cdn$0.12 per share. The US dollar equivalent of the exercise price based on the closing buying rate of the Bank of Canada on September 30, 2010 was US $0.116 per share. The warrants are exercisable until the earlier of (i) the later of (a) the expiration of the line of credit and (b) repayment of all advances thereunder; or (ii) May 21, 2015. The line of credit will expire and all amounts outstanding thereunder will become due and payable on May 21, 2011.

Note 17 — Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that is effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company is evaluating the extent, if any, to which this new guidance will impact its financial statements. This guidance becomes effective as of January 1, 2011.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures” which improves disclosures about the measurement of the fair value of financial instruments including (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3 of the fair value inputs hierarchy. The guidance is effective for fiscal years and interim periods ended after December 15, 2009. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition”. This update provides guidance on defining a milestone under Topic 605, Revenue Recognition – Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved beginning on or after June 15, 2010. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this interim report.  In addition to historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from those discussed in the forward-looking statements.

As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix” “management,” “we,” “our,” and “us” refer to Vuzix Corporation and its subsidiary.

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

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable, in whole or in part. We have not treated as impaired the value of our intellectual property, such as patents and trademarks, which were valued (net of accumulated amortization) at $780,313 as of September 30, 2010, because management believes that their value is recoverable.

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

Stock-Based Compensation

Our board of directors approves grants to our employees of stock options to purchase our common stock.  A stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a “critical accounting estimate” because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Prior to the initial public offering of our shares, the fair market value of our common stock on the date of each option grant was determined based on the most recent cash sale of common stock in an arm’s length transaction with an unrelated third party. Subsequent to the initial public offering of our common stock, the fair market value of our common stock was based upon the closing price of our common stock on the TSX Venture Exchange on the date of grant.  Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.  The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method.

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

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $18,700,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that is effective for fiscal years beginning after June 15, 2010, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components (referred to as “software-enabled devices”) that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We are evaluating the extent, if any, to which this new guidance will impact our financial statements.

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

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition”. This update provides guidance on defining a milestone under Topic 605, Revenue Recognition – Milestone Method, and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved beginning on or after June 15, 2010. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

Key Performance Indicators

We believe that a key indicator for our business on an annual basis is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. Our consumer Video Eyewear products are relatively new and historically those sales have been the greatest during our fourth quarter (October through December). We believe that current business and economic conditions have adversely affected our customers’ ability to forecast their requirements and that this causes delays in the placement of orders. Most of our consumer products customers are placing orders for product only when they have orders in hand from their customers or when they need to replenish their inventories. Accordingly, we are not able to estimate the orders that we will receive for our products with any certainty. This is especially true for our consumer products.  However, we periodically receive requests for orders in amounts greater than our operations can provide due to our current working capital constraints.

Sales in the defense market are typically to prime contractors that reflect investment levels by various military branches in specific programs and projects requiring near-eye display system capabilities.  The timing of defense related expenditures remains for the most part unpredictable.  Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their government customer and such orders have historically been received once or sometimes twice per year. Total shipments of night vision electronics module customers in the three months ended September 30, 2010 and 2009 were $316,878 and $1,536,850, respectively.  Total shipments of night vision electronics modules to customers in the nine months ended September 30, 2010 and 2009 were $469,503, and $3,736,470, respectively.  Our last completed order was received in May 2009 and was complete by the end of December 2009. We received a new order in June 2010 for $3.4 million and the entire amount of $469,503 year-to-date revenues  represent the initial deliveries against that order. The balance of this order is scheduled for delivery over the next four months.

Results of Operations

Comparison of Three Months Ended September 30, 2010 and September 30, 2009

Sales.   Our sales were $2,725,739 for the third quarter of 2010 compared to $2,838,461 for the same period in 2009. This represents a 4.0% decrease. Our sales from defense products decreased to $1,222,958 or 44.9% of our total sales in the third quarter of 2010 compared to $1,687,315 or 59.4% of total sales in the same period of 2009, a decrease of $464,357 or 27.5%. The decrease resulted from reduced sales of night vision electronics models in the third quarter of 2010. These revenues were $316,878 for the quarter versus $1,536,850 for the same period in 2009, a 79.4% decrease. Orders for these products typically occur only once every 12 months and we completed the most recent order in the fourth quarter of 2009. A new $3.4 million order was received in June 2010. Sales of our Tac-Eye Video Eyewear, included in this revenue category increased to $727,003 for the three month period in 2010 as compared to $150,465 for the same period in 2009, a 383% increase. Sales from our engineering services programs for the third quarter of 2010 increased to $478,942 or 17.6% of total sales compared to $324,776 or 11.4% of total sales in same quarter of 2009, and an increase of $154,166 or 47.5% over the same period in 2009. We commenced work on three new programs in our third quarter, all with an expected duration of less than 9 months. Consumer Video Eyewear product sales increased to $1,011,436 or 37.1% of total sales for the third quarter of 2010 compared to $819,593 or 28.9% of our total sales for the three months ended September 30, 2009. This increase resulted from the continued expansion of our reseller network and the introduction of new products against the 2009 comparative period. Low-vision assist product sales were $12,403 or 0.5% of total sales in the third quarter of 2010 versus $6,777 or 0.2% of our total sales in the same period in 2009. We are continuing to reduce our sales and marketing activities with this product line and intend to withdraw the current model by the end of our fourth quarter.  We currently intend to re-enter the market in the 2012 time frame with a new enhanced version that we believe will be better suited to the needs of this market.

Cost of Sales and Gross Margin.   Gross margin decreased to $780,709 for the third quarter of 2010 from $991,829 for the same period in 2009, a decrease of $211,120 or 21.3%. As a percentage of net sales, gross margin decreased to 28.6% for the third quarter of 2010 compared to 34.9% for the same period in 2009. This decrease was the primarily the result of a higher portion of our sales coming from lower margin Consumer Video Eyewear, which represented  37.1% of total sales versus 28.9% in the prior period.  In addition, a lower average sales price on our products sold in the UK and EU, which are not sold in US dollars, also had an impact. Effective July 1, 2010, we implemented a 20% increase in our suggested retail pricing in Europe to recover the lost margin we incurred due to currency swings against the US dollar.  The full impact of this price increase will not be evident until the fourth quarter because of backorder fulfillment at old pricing levels.

Research and Development.   Our research and development expenses decreased by $118,631 or 18.4% in the third quarter of 2010 to $526,541 compared to $645,172 in the same three-month period of 2009. Despite this decrease, our spending on research and development as a percentage of sales decreased to 19.3% for the second quarter of 2010 compared to 22.7% for the same three-month period in 2009. This decrease was due to lower staffing levels and our decreased use of external contractors for development work versus the comparable 2009 period. Research related expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $489,607 for the third quarter of 2010 compared to $509,788 for the same period in 2009, a decrease of $20,181 or 4.0%. The lower level of advertising and tradeshow costs in the third quarter was partially offset by increased sales commissions on a larger percentage of our defense product sales and the addition of a selling effort for augmented reality educational applications.

General and Administrative.   General and administrative expenses were $707,501 for the third quarter of 2010 as compared to $548,931 for the same three-month period in 2009, an increase of $158,570 or 28.9%.  The higher general and administrative expenses related to increases in personnel costs, insurance, legal and accounting expenses, and new reporting and filing costs that we incur as a public company.

Depreciation and Amortization.   Our depreciation and amortization expense for the third quarter of 2010 increased by $18,403, or 18.2% to $119,659, compared to $101,256 in the same period in 2009.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(122,031) in the third quarter of 2010 compared to $(74,609) in the same period in 2009. The increase in expenses was primarily attributable to interest costs on our increased borrowings as compared to 2009.

Provision for Income Taxes.   The provision for income taxes for the third quarter of 2010 was $2,335 compared to a net credit of $(31,516) for the same period in 2009. The provision for income taxes was for franchise taxes to Delaware, our state of incorporation. Such income taxes for the third quarter ended September 30, 2010 were $2,335 and $4,136 for the comparable 2009 period. During the third quarter of 2009 we received an additional tax credit over our prior refund accruals from New York State totaling $(35,652).

Net (Loss) and (Loss) per Share.   Our net loss was $(1,186,965) or $(0.0045) per share in the third quarter of 2010, a increased loss of $330,554, or 38.6%, from $(856,411) or $(0.0040) per share in the same period in 2009.

Comparison of Nine Months Ended September 30, 2010 and September 30, 2009

Sales.   Our sales were $6,703,058 for the nine months ended September 30, 2010 compared to $ 7,920,548 for the same period in 2009. This represents a 15.4% decrease. Our sales from defense products decreased to $2,834,536 or 42.3% of our total sales in the first nine months of 2010 compared to $4,374,452 or 55.2% of total sales in the same period of 2009, a decrease of $1,539,916 or 35.2%. The decrease was the result of the absence of night vision electronics sales.  These sales were only $469,503 in the first nine-month period of 2010 as compared to $3,736,470 in the same period in 2009. Orders for these products typically occur only once every 12 months and we had completed the most recent prior order in the fourth quarter of 2009. A new $3.4 million order was received at the end of the second quarter of 2010 and our deliveries against it total $469,503 for the nine months ended September 30, 2010. Sales of our Tac-Eye Video Eyewear products and our new night vision display module that are included in this product category increased to $2,365,034 for the nine month period in 2010 as compared to $637,982 for the same period in 2009, a 271% increase. The increase was due to new design wins and a transition to larger procurement orders from several of our customers that integrate our solutions into their defense products. Sales from our engineering services programs for the first nine months of 2010, decreased to $616,619 or 9.2% of total sales compared to $956,546 or 12.1% of total sales in same period in 2009. Consumer Video Eyewear product sales increased to $3,220,868 or 48.1% of total sales for the first nine months of 2010 compared to $2,564,984 or 32.4% of our total sales for the same nine month period of 2009. This increase resulted from the continued expansion of our reseller network and the introduction of new products. Low-vision assist sales, consisting mainly of sales of low-vision assist products, were $31,035 or 0.5% of total sales in the first nine months of 2010 versus $24,566 or 0.3% of our total sales in the same period in 2009.

Cost of Sales and Gross Margin.   Gross margin decreased to $1,733,219 for the first nine months of 2010 from $2,852,055 for the same period in 2009, a decrease of $1,118,836 or 39.2%. As a percentage of net sales, gross margin decreased to 25.9% for the first nine months of 2010 compared to 36.0% for the same period in 2009. This decrease was primarily the result a higher proportion of our sales coming from lower margin Consumer Video Eyewear, which represented 48.1% of total sales, versus 32.4% in the prior period when a much larger percentage of our revenues were from higher gross margin defense products and sales and engineering services.

Research and Development.   Our research and development expenses decreased by $112,655 or 7.1% in the first nine months of 2010, to $1,478,405 compared to $1,591,070 in the same period of 2009. The decrease was due to staff reductions and our decreased use of external contractors in the 2010 period versus the comparable 2009 period. Research related expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $1,624,859 for the first nine months of 2010 compared to $1,485,828 for the same period in 2009, an increase of $139,031 or 9.4%. Increases were attributable to higher tradeshow costs related to Consumer Electronics Show in January 2010, higher sales commissions paid on defense product sales, a new sales effort for  augmented reality applications and new web store development costs.

General and Administrative.   General and administrative expenses were $2,045,409 for the first nine months of 2010 as compared to $1,539,660 for the same period in 2009, an increase of $505,749 or 32.8%. The higher general and administrative expenses related to increases in personnel costs, insurance, legal and accounting expenses, and new shareholder reporting and filing costs now that we are a public company.

Depreciation and Amortization.   Our depreciation and amortization expense for the first nine month period of 2010 decreased by $63,685, or 15.6% to $343,915, compared to $407,600 in the same period in 2009. The decrease was related to the fact that several sets of tooling became fully depreciated in 2009.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(314,080) in the first nine months of 2010 compared to $(201,614) in the same period in 2009. The increase in expenses was primarily attributable to interest costs on our increased borrowings and trade credit costs as compared to 2009.

Provision for Income Taxes.   The provision for income taxes for the first nine months of 2010 was $7,599 compared to a net credit of $(29,740) for the same period in 2009. The provision for income taxes was for franchise taxes to Delaware, our state of incorporation. Such income taxes for the nine months ended September 30, 2010 were $7,599 and $5,912 for the comparable 2009 period. During the third quarter of 2009 we received an additional tax credit over our prior refund accruals from New York State totaling $(35,652).

Net (Loss) and (Loss) per Share.   Our net loss was $(4,081,048) or $(0.0155) per share in the first nine months of 2010, a increased loss of $1,737,071 or 74.1%, from $(2,343,977) or $(0.0110) per share in the same period in 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $349,092, a decrease of $2,151,431 from $2,500,523 as of December 31, 2009.

Operating Activities.   Cash (used in) operating activities was $(1,361,853) for the nine months ended September 30, 2010 and $(833,426) in the same period in 2009. Changes in non-cash operating assets and liabilities were $2,183,313 for the nine months ended September 30, 2010 and $958,650 in the same period in 2009. Increases in both customer deposits of $1,138,690 and collections of accounts receivable of $805,104 were the primary net generators of cash for the nine months ended September 30, 2010.

Investing Activities.   Cash (used in) investing activities was $(166,963) during the nine months ended September 30, 2010 and $(250,796) in the same period in 2009. Cash used for investing activities related primarily to the purchase of R&D lab equipment, computer software and some product tooling enhancements. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(73,733) in the first nine months of 2010 and $(86,165) in the same period in 2009.

Financing Activities.   Cash (used in) financing activities was $(622,615) during the nine months ended September 30, 2010, whereas in the same period in 2009, financing activities provided $448,768. During the first nine months of 2010, after the receipt of $175,000 from the issuance of new notes payable, the primary use of cash was $(746,417) for the repayment of notes payable from the proceeds of our IPO, whereas during the same nine month period of 2009 we sold shares of our common stock in a private placement for aggregate gross proceeds of $300,000 and received $200,000 from the issuance of notes payable.

Capital Resources.   As of September 30, 2010, we had a cash balance of $349,092 and no available credit under our bank lines of credit.  The outstanding balances under our lines of credit as of September 30, 2010 were $212,500. Our current credit lines are with two banks and are payable on demand and secured by the personal guarantee of our President and Chief Executive Officer, Paul J. Travers. The bank credit agreements contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, and transactions with any affiliates, and investments. They also prohibit us from declaring and paying cash dividends without the bank’s prior consent.

In April and May 2010, we borrowed an aggregate amount of $125,000 from two individual lenders. In September 2010 we borrowed a further $50,000 from one of these same lenders. These loans along with accrued interest are due on November 30, 2010. On May 21, 2010 we entered into an agreement with Kopin Corporation, one of our key suppliers, to provide Vuzix with a US$250,000 revolving line of credit. Additionally in October 2010 we received a further increase of $250,000 in this credit line, bringing the total trade credit line to $500,000. The line of credit will be used to purchase micro-displays used in our products. The total line of credit expxires on May 21, 2011.  Advances are required to be paid 75 days after delivery of products by Kopin. Advances not paid within 30 days will carry interest from the due date at an annual rate of 12%. As additional compensation for these agreements, Kopin received warrants to purchase a total of 1,111,110 of our common shares, with an exercise price of Cdn $0.12 share. The warrants are exercisable until the earlier of the expiration of the line of credit and repayment of all advances made thereunder.

Our cash requirements are primarily for the funding of operating losses, research and development, product tooling, and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of equity and convertible debt securities, from loans by individuals (including certain of our officers and shareholders) and from our revolving bank line of credit. For the nine months ended September 30, 2010 we reported an operating loss of $(4,081,048). We therefore remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2009. With our current level of funding, working capital deficit of $4,300,000 and ongoing losses from operations, substantial doubt exists about our ability to continue as a going concern. The consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

On December 24, 2009, we completed the initial public offering of shares of our common stock, which resulted in gross proceeds of $5,810,657 and net proceeds of $3,897,942 after payment of transaction expenses. At that time, our working capital deficit was approximately $4.0 million.  Two of our major trade suppliers extended the due date of our trade payables to them, totaling $1,746,500, until January 15, 2011 to improve our net working capital position. We used $746,417 of the net proceeds of our initial public offering to repay outstanding indebtedness as discussed below. We used the remaining net proceeds for general corporate purposes and to finance our current operating losses.

In September 2006, we borrowed $500,000 from an individual lender and issued a convertible 12.0% promissory note in the principal amount of $500,000 in evidence of the loan. The loan principal of $500,000 was repaid in mid-January but not the accrued interest, which was $134,193 at September 30, 2010. The unpaid accrued interest along with further accrued interest was to be repaid by September 30, 2010. We and the lender agreed that we would repay the accrued interest in minimum monthly installments of $15,000 commencing in October 2010.  The interest rate increased to 18.0% per annum beginning on October 1, 2010.

In October 2008, we entered into a revolving loan agreement with Paul J. Travers, our President and Chief Executive Officer, pursuant to which Mr. Travers agreed to loan us such amounts as we may request and he may agree from time to time until December 31, 2010. Interest accrues on the principal amount outstanding under the agreement at the annual rate of 12.0% and is payable on demand. As security for our obligations under the loan agreement, we granted Mr. Travers a security interest in all of our assets. The principal amount outstanding under this loan agreement is $215,500. We anticipated using some of the net proceeds of our initial public offering to repay $215,500 due under this agreement but were and have been unable to do so..

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

Our ability to continue as a going concern is dependent upon our ability to have sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain positive cash flow from operations. We are considering alternatives to address our cash flow situation that include raising capital through additional sale of our equity and/or debt securities. Our long-term viability as a going concern is dependent upon our ability to (i) locate sources of debt or equity funding to meet current commitments and near-term future requirements as well as fund our ongoing operating losses and (ii) ultimately generate sufficient cash flow from operations to sustain our continuing operations. Additional sales of our securities, including convertible debt obligations could result in substantial dilution of existing stockholders. There can be no assurance that our current financial position can be improved, that we can raise additional working capital, or that we can achieve positive cash flows from operations.

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

Our cash on hand as of September 30, 2010 was not sufficient to fund our anticipated cash requirements for maintaining full operations as well as commitments and payments of principal and interest on borrowings for at least the next twelve months. Our current plan for the remainder of 2010 contemplates a need for more capital to fund operating losses and maintain or grow our revenues since we are constrained by limited working capital and reduced credit lines from our key suppliers. Between December 31, 2009 and September 30, 2010, we reduced the number of our employees by 10, or 16%. We currently rely mainly upon vendor financing in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business. Such events along with a further deterioration in our working capital would adversely affect our results of operations, cash flows and financial performance.

We plan to return to our original business strategy of introducing new and improved products and engaging in expanded research and development when and if we obtain sufficient additional funding.  We will be limited in our pursuit of this strategy until we have more cash available for operations.  As of September 30, 2010 we had an open order book totaling $5.7 million. The majority of these orders are for deliveries of defense products, including $3.6 million in night vision display electronics and display modules, and approximately $0.3 million for our defense Tac-Eye products.  These open orders also include approximately $0.6 million in new engineering programs and $1.2 million in consumer products orders. Provided that we have the continued support of our vendors and receive additional customer deposits, we believe that we will be able to perform and deliver on the majority of existing orders over the next four months.

We plan to manage our liquidity under an operational plan that contemplates, among other things:

•	focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products;

•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs for 2010;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	reducing the square footage we rent;

•	managing our working capital through better optimization of inventory levels;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions; and

•	exploring our options with respect to new borrowings and equity and debt offerings.

We cannot give any assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated. Even if successful, our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term. Furthermore, if we are unable to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations, or if we are unable to continue to restructure our outstanding debt and/or equity securities, we could be forced to file for protection under the U.S. Bankruptcy Code.

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

We issued warrants to purchase a total of 1,111,110 common shares of Vuzix, with an exercise price of Cdn $0.12 share. The US dollar equivalent of  the exercise price based on the closing exchange rate as of September 30, 2010 was $0.116. The warrants were issued as additional compensation pursuant to a credit line agreement. The warrants are exercisable until the earlier of the expiration of the line of credit or May 21, 2015.

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

VUZIX CORPORATION (Registrant)

Date: November 12, 2010	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)