Form 10-K
period 2010-12-31
Vuzix Corp
filed 2011-03-31
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53846

Vuzix Corporation
(Exact name of registrant as specified in its charter)

Delaware	04-3392453
(State of incorporation)	(I.R.S. employer identification no.)
75 Town Centre Drive	14623
Rochester, New York	(Zip code)
(Address of principal executive office)

(585) 359-5900
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(b) of the Act:
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of December 31. 2010 was approximately Cdn$11,740,000 (based on the closing price of the common stock of Cdn$0.065 per share on that date, as reported on the TSX Venture Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates).

As of March 31, 2011, there were 263,600,274 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders.

ii

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

Company Overview

We are engaged in the design, manufacture, marketing and sale of products for use in the defense, consumer, and media & entertainment markets. Our products known commercially as Video Eyewear (also referred to as head mounted displays, wearable displays, personal viewers, and near eye displays) are worn like eyeglasses and contain video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our products provide the user with a viewing experience that simulates viewing a large screen television or a desktop computer monitor and can be viewed practically anywhere, anytime.  Video Eyewear are designed to work with mobile electronic devices, such as cell phones, portable media players, unmanned vehicles and sighting systems, gaming systems and laptop computers. Our Video Eyewear are used in tactical, training and education, general entertainment, virtual and augmented reality applications. We focus on two markets: the consumer markets for gaming, entertainment and mobile video and the market for rugged mobile displays for defense and industrial applications. We produce both monocular and binocular Video Eyewear devices.

Owners of mobile display devices increasingly want to use them to view high-resolution, full color content. The displays currently used in mobile devices do not work well for this purpose because they are either too small, which makes it extremely difficult for the human eye to view the detail of the images that they display, or too large, making them heavy, large and difficult to carry.  In contrast, our Video Eyewear products enable users of many mobile devices to effectively view the entire screen on a small, eyeglass-like device. They can be used as a wearable replacement for televisions or desktop computer monitors.

Our products employ microdisplays that are smaller than one-inch diagonally, with some as small as one-quarter of an inch. They can display an entire, detailed image with resolutions of up to 1280×1080 pixels (High Definition or HD). Images are viewed through our proprietary optics. Using these optics and displays, our Video Eyewear provide an image that appears similar to the image on a full size computer screen in an office  desktop environment or the image on a large flat panel television from normal home TV viewing distances. For example, when viewed through our optics, a high-resolution 0.44-inch diagonal microdisplay can provide a viewing experience comparable to that on a 75-inch diagonal television screen viewed at ten feet.

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

•
expand market awareness for Video Eyewear, including applications for Virtual Reality (VR) and Augmented Reality (AR) for which Video Eyewear is ideally suited.  (VR  allows a user to interact with a computer-simulated environment, whether that environment is a simulation of the real world or an imaginary world and AR combines real-world and computer-generated data in real time to augment the real world view);

•	obtain and maintain market leadership and expand customer base;

•	reduce production costs and exploit our technologies’ cost advantages;

•	extend our proprietary technology leadership;

•	enhance and protect our intellectual property portfolio;

•	establish multiple revenue sources;

•	continue to invest in highly qualified personnel;

•	build and maintain strong design capabilities; and

•	leverage further outsourcing as our manufacturing volumes increase to reduce costs.

The Market

We believe that there is growing demand for mobile access to high-resolution content in several major markets. Our business focuses on the consumer mobile entertainment and the gaming markets, and the defense and industrial markets. The demand for personal displays in these markets is being driven by such factors as:

•	Increasing use of the Internet in all aspects of society and business, which is increasing demand for Internet access “anywhere, anytime”.

•
Defense, security and industrial sectors are employing mobile communications, sensors and surveillance devices that are light, durable and easy to use but require the display of high-resolution content on an external device, often hands-free. Our ruggedized wearable Video Eyewear products can accomplish for this purpose.  Our products also enable users to view content while maintaining their situational awareness.

•	There is an increasing number of hands-free applications, such as on-site training and display of information on the factory floor, for which our products are well suited.

•
Video gaming on PCs and consoles continues to grow in North America and around the world. We believe that our high definition Virtual Display technologies will significantly increase user satisfaction with gaming applications by engaging the user through the use of stereoscopic imagery and interactive head tracking. Our Virtual Reality and Augmented Reality Video Eyewear are designed to provide this capability.

•
The widening distribution of new three dimensional (3D) movies, 3D console gaming and other 3D content in North America is creating a need for a method to play this content outside movie theaters. We believe that Video Eyewear, with its inherent dual displays design, is well suited for the playback of 3D content.

•
Stereoscopic 3D video playback on Video Eyewear avoids many of the negative issues, like flicker, image cross talk and color separation, commonly encountered by shutter glasses and or color anaglyph glasses used in competing 3D viewing technologies.

•
Many 3D viewing solutions require the user to purchase new computer or television equipment.  Video Eyewear users do not need a separate display or shutter glasses to to view 3D content.   Video Eyewear can also be used to view 3D through Mobile devices allowing 3D content to be delivered any time anywhere.

Target Markets

Our target markets and applications by major sector are:

Consumer

Media and Entertainment .   We believe that there is an increasing demand for convenient, high-resolution, 3D displays to view content such as movies, entertainment and the Internet in the home and mobile environments.

Gaming.    We believe that there is a need for high-resolution, interactive, stereoscopic 3D display devices for use with desktop computers, consoles and other gaming products. We believe that gaming on modern mobile devices with small, direct view screen is not a satisfactory experience for many consumers. Our Video Eyewear products are designed to significantly enhance a consumer’s experience by providing larger-appearing, high-resolution images with stereoscopic 3D capabilities. We believe that there is also a demand for display devices that enable the user to simulate and experience movement within a three-dimensional environment when using either gaming consoles or mobile devices. We anticipate that VR and AR will become increasingly popular entertainment applications. Both VR and AR are difficult to implement using traditional desktop computer monitors and televisions but can be successfully implemented with Video Eyewear.

Defense and Industrial

The US government requires display devices for mobile and hands-free viewing of computer and mapping information, remote viewing of sensor data and remote viewing of transmissions from information and targeting systems. These applications currently include:

•	Night vision and thermal sighting systems;

•	Unmanned vehicle and robotic systems; and

•	Training and simulation systems.

These systems typically are required to provide detailed, high-resolution images, with limited power consumption and low external light emission, and to be durable.  Video Eyewear can satisfy these requirements.

Our Video Eyewear products are also used for a number of industrial applications, including for use as remote camera viewfinder displays and wearable computer displays, for viewing of industrial thermal signature systems, for providing hands-free access to manuals and other information and for on-site, in-the-field maintenance, servicing, training and education.

Augmented Reality for Industrial and Defense

We have recently begun to offer products that enable development and deployment of AR applications.  Our see-through AR video eyewear can be used for the Industrial and Defense markets.  This Video Eyewear enables its wearer to see computer-generated information, graphics or images projected within the real world environment or upon an object that the user is observing.  Thus, whether in the warehouse, on the factory floor, or in-the-field, users may access a manual, tutorial, or image that will assist them in completing a task or locating an item, while also viewing their current surroundings and nearby objects.

Possible Applications of AR-enabled Video Eyewear includes:

▪	Education & Training
▪	Hands-free display
▪	Navigation
▪	Visualization
▪	Manufacturing
▪	Maintenance and Repair
▪	Architecture, Engineering and Construction

Products

We believe we provide the broadest range of consumer Video Eyewear product offerings available in the market and that our products contain the most advanced electronics and optics for their target markets and uses. Our products include:

Binocular Video Eyewear Products

The features of our binocular Video Eyewear products, including their resolution and apparent display size, microphones, tracking devices and support of three-dimensional viewing, are designed to suit consumer applications. Our binocular Video Eyewear products contain two microdisplays, a separate display for each eye, typically mounted in a frame attached to eyeglass-style temples. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens. Headphones are built into the temples so that users can listen to accompanying audio in full stereo. They can be employed as mobile high-resolution displays with products such as portable DVD players, laptop computers, MIDs, cellular phones with video output capability, and personal digital media/video players (video iPods).

For the consumer markets, we currently produce a line of binocular Video Eyewear products, all of which support 3D applications. The Wrap series of Video Eyewear, introduced in the fall of 2009 is the fourth generation of these products that we have produced since 2005. Each Wrap model has a different apparent virtual display size and native resolution.

•	Wrap Video Viewers:
o	We offer 3 models differentiated primarily by their native resolution and apparent virtual display size.
▪	Wrap 230 has QVGA (320x240 three-color pixels) resolution which simulates a 46-inch screen viewed at 10 feet.
▪	Wrap 310XL has WQVGA (420x240 three-color pixels) resolution which simulates a 55-inch screen viewed at 10 feet.

▪	Wrap 920 has VGA (640x480 three-color pixels) resolution which simulates a 67-inch screen viewed at 10 feet.
o
We expect to introduce a Wrap 1200 in the summer of 2011. This model is expected to have WVGA (852x480 three-color pixels) resolution, which simulates a 75-inch screen viewed at ten feet.   Its resolution will match that of conventional DVD movies. When introduced, it will be our highest resolution consumer Wrap model.

o
All Wrap Video Eyewear connect to most NTSC or PAL audio/video devices with video-out capabilities and composite video connections (including iPod® and iPhone® [Registered trademark of Apple, Inc.] with our adaptor cables produced under license from Apple.

o	Optional adapters provide connections to desktop PCs and laptops for watching movies.
o	All models include focus adjustments and a variety of accessories and upgrades.
•	Wrap AR and VR Viewers
o
Wrap 920VR – this model replaces our first Virtual Reality product, the VR920.  It has a design consistent with our latest Wrap styling. This product has VGA (640x480 three-color pixels) resolution, simulating a 67-inch screen when viewed at ten feet.  It can  plug into a computer’s USB and video ports.  It contains, our proprietary “six degrees of freedom” head tracking technology, which enables the user to look around the environment being viewed by moving his or her head.

o
Wrap 920AR — our most full-featured Video Eyewear is Augmented Reality enabled Video Eyewear with VGA (640x480 three-color pixels) resolution, simulating a 67-inch screen when viewed at ten feet.  It also has stereo cameras enabling viewing of the real world in 3D.  It is designed to plug into a computer’s USB and video ports.  It also contains our proprietary “six degrees of freedom” head tracking technology, which enables the user to look around the environment being viewed by moving his or her head.

o	In the second half of 2011, we expect to introduce higher resolution models of these VR and AR products based on the Wrap 1200 model line.

At the January 2011 Consumer Electronics trade show (CES), we won an innovation award for our first see-through Video Eyewear, currently under the code name “Raptyr”. The Raptyr allow users to see the real world as if looking through a conventional pair of sunglasses. With the displays turned on, computer generated graphics and content can be overlaid into their real world view. The Raptyr also have a high resolution camera built into the frame which allows the augmented reality applications to see where the user is looking so the graphics can be registered (or locked) into the real world view.

Monocular Video Eyewear Products

Our Tac-Eye® monocular (single eye) high-resolution Video Eyewear models are designed to clip onto a pair of ballistic sunglasses, helmets or conventional safety goggles. They can be used with the large installed base of rugged laptops, unmanned vehicles, security and night vision cameras and thermal night vision sights; including those systems for which we currently supply as a subcontractor to the US defense department. Tac-Eye® enables users to have wearable, private, secure and hands-free access to high-resolution content or information. They enable the viewing of information and material that is difficult or impossible to accurately view on the lower-resolution direct view screens that are standard on many current handheld devices without extensive zooming in or panning across the screen.

Most of our Tac-Eye ® products have an SVGA display and afford a 28 degree field of view, the equivalent of a 20-inch computer screen at three feet. They are designed and manufactured to be durable and suitable for defense field use and industrial applications.

Defense Sub-Assembly and Custom Solutions

We are part of contracting teams that produce display drive electronic subassemblies for light, medium, and heavy weight thermal weapon systems for US and allied defense forces. We produce the display drive electronics as part of these night-vision systems, and since 2005 we have delivered approximately 135,000 systems. These products accounted for over 17%, 31%, 50% of our sales in 2010, 2009 and 2008, respectively.

We continue to provide full optics systems, including head mounted displays, human computer interface devices, and wearable computers as prototypes under multiple armed services test programs. These are being tested, and in some cases deployed, in applications such as the remote control of unmanned vehicles. When possible, we obtain a first right of refusal to be the volume manufacturer of our proprietary display subassemblies as part of our contracting process for the custom design of products.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve the weight, ergonomics, optical performance, luminance, power efficiency, design compactness, field of view and resolution of the current generation of virtual displays and display components. “Early technology adopters’, have been the majority of the purchasers of our consumer Video Eyewear products to date.  However, Vuzix near-to-eye virtual display technology has been improving in performance and we believe we are soon going to meet the high expectations of the science fiction and consumer mass markets on screen regarding resolution, image size and ergonomics. We expect to continue to improve our products through our ongoing research and development and advancements made by our third party suppliers of key components.

We also develop intellectual property through our ongoing performance under engineering service contracts for the US Government. We intend to continue to pursue U.S. government development contracts for applications that relate to our commercial and defense product applications. Our contracts with U.S. government agencies and prime contractors to the U.S. government usually contain certain milestones relating to technology development and may be terminated by the government agencies prior to completion of funding. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology when possible.  To the extent new technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use.

During 2010, 2009 and 2008, we spent $2,038,613, $2,217,627, and $3,366,518, respectively, on research and development activities. We expect to continue to increase our research and development expenditures in the future. We have also acquired technologies developed by third parties and we may do so in the future.

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to motion tracking systems; stereoscopic display assemblies; optic systems; display backlights; mobile and wearable computing devices and user interface technology; low-power electronics; software drivers; and software applications. Our technologies enable us to provide low-cost, small form factor, high-resolution Video Eyewear products. To protect our technologies, we have developed a patent portfolio which currently consists of 52 issued patents and 18 patent applications pending.  We also have 2 new invention disclosures, covering additional aspects of our virtual display technology, that are currently being prepared for purposes of preparing patent applications. In December 2005, we entered into a technology acquisition agreement with New Light Industries, Ltd., covering an extremely compact head-mounted virtual display.

Our US patents expire on various dates from April 1, 2011 until November 13, 2029. Our international patents expire on various dates from May 30, 2015 until October 4, 2032.

Major technologies that we employ in our products include:

Hardware Technology

Virtual Display Technology (including Lens Technology and Optics Assemblies)

Microdisplay optics represent a significant cost of goods for both us and our competitors. Driving this cost is the significant tradeoff between the physical size of the microdisplay and the cost of the supporting optics. Smaller displays are less expensive to produce but they require larger and more sophisticated optics to make systems that have no user adjustments, large fields of view and very low distortion specifications. While larger displays require less magnification and less complex optics, but the optics become very bulky and the displays are significantly more expensive to manufacture. To improve our Video Eyewear’s fashion and ergonomics we are developing thin and lightweight optics that can be integrated with very small microdisplays that we expect will match conventional eyewear frames in size and weight.  These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable virtual displays and we expect them to have a considerable cost advantage.

Vuzix Quantum Optic:   We believe we have developed revolutionary “first surface” optics assemblies that include lenses, microdisplays, and backlights, all assembled into a single sub-assembly. This technology permits the production of inexpensive microdisplay engines that provide low-distortion and large field of view images. Our Tac Eye HMDs employ this technology and in the fall of 2009 we introduced our first “Wrap” line of Video Eyewear based on a hybrid that employs a mix of conventional refractive optics with a prism.  We were able to produce a tall thin design, allowing the form factor of the Video Eyewear to be closer to that of a conventional pair of sunglasses.  We have both issued and pending patents for this technology.

Holographic Waveguide:   We are developing an optical display engine that uses a see through blade of glass or plastic as a wave-guide with a hologram to magnify and focus the light from a display into a user’s eye. If successfully produced, we expect that this display engine will provide a large field of view from a very thin lens system. We expect that this display engine will also function in see-through applications. Video Eyewear incorporating this display will be closer to conventional sunglasses than currently available products in comfort, size, weight and ergonomics. We have filed patent applications with respect to this technology.

LED Scanning Display Engine: We have patents and patents pending on a new LED Scanning Display Engine (SDE). The SDE incorporates both the display subsystem and a holographic waveguide optic in a single monolithic design that we believe will enable us to produce a low cost, HD resolution display in a form factor that will fit into ordinary sunglasses.  We have successfully prototyped a monochrome and color version of the SDE in our design labs. If our continued research is successful we believe we will be able to produce a low cost, high-resolution display that will be superior to existing microdisplay technology in terms of price, resolution, weight, form-factor and power consumption.

Low Power — LCD Drive Electronics:   We believe that our successful designs for the defense market demonstrate that we can design and successfully implement low-power microdisplay electronics modules.

General Eyewear Technology

Vuzix Ergonomics and Industrial Designs:   We have developed ergonomic technologies that make head-worn displays easier to use in a wide variety of applications. For example, we soon expect to be one of the only producers of Video Eyewear solutions to offer focus adjustment, IPD and line-of-sight adjustments on our products.

Patents and other Intellectual Property

We have a comprehensive intellectual property policy which has as its objectives: (i) the development of new intellectual property both to ensure and further our intellectual property position in relation to personal display technology; and (ii) the maintenance of our valuable trade secrets and know-how. We seek to further achieve these objectives through the education and training of our engineering staff and the adoption of appropriate systems and procedures for the creation, identification and protection of intellectual property.

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

We believe that our intellectual property portfolio, coupled with our key supplier relationships and accumulated experience in the personal display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, trade secrets, and patents are critical to our success, and we intend, directly or indirectly, to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment and non-competition agreements.

In addition to our various patents, Vuzix currently has nine registered US trademarks and 50 trademark registrations worldwide.

Competitors and Competitive Advantage

The personal display industry in which we operate is highly competitive. We compete against both direct view display technology and against near-eye display technology. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, ergonomics and, finally, the interactive capabilities of the overall display system.

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

We also have competitors who produce near eye personal displays, or Video Eyewear. However, many of our competitors’ current products lack one or more of the following critical features: advanced optics, video up-scanning, 3D stereoscopic support, on-screen video controls, and tracking. Furthermore, we believe that most of our competitors’ near eye products have inferior optics, marginal electronics and poor industrial design and that, as a result, our Video Eyewear products are superior to those of our competitors in both visual performance and ergonomics. They are lightweight and provide high-resolution images. They have convenient and easy to use controls that enable the user to adjust the display. Our systems are also typically more power-efficient than those of our competitors. We believe that tracking technology is a critical component of any VR or AR system and that our patented tracking technology gives us a competitive advantage in the markets for those systems.

Competition — Consumer Products

In the past a number of major companies, such as Sony, Olympus and Canon, produced head worn video display products for the consumer market. These products were not well accepted by consumers and were ultimately discontinued. We believe that these products were not well accepted because they were ergonomically unsatisfactory, provided only low resolution images and because, at that time, there was little demand for mobile Video Eyewear. When these products were available, video content was generally stored on videotape and could only be viewed by playing the videotape on a videotape recorder connected to a television. While these large consumer electronics and camera companies do not compete with us today, we do expect that, as the market grows and matures and as the technology becomes more refined, these companies and others may compete with us again.

Today there are a number of smaller companies that have products that compete with our Video Eyewear products that use binocular display module (BDM) produced by Kopin Corporation (Kopin). Kopin offers QVGA and VGA binocular display modules (BDMs) complete with drive electronics to original equipment manufacturers (OEMs). Those modules are designed for easy customization by OEMs and include microdisplays, backlights, optics and drive electronics. The availability of those BDMs has greatly reduced the investment required for new competitors to enter the business. Currently, Kopin BDMs are primarily used by Asian-based Video Eyewear manufacturers. Kopin does not currently compete with Vuzix at the retail level. Kopin is also our primary supplier of microdisplays and we supply them display drive PCB electronics for their military night vision customers.

We currently have one principal competitor in the consumer Video Eyewear market, Carl Zeiss. Carl Zeiss introduced its first Video Eyewear product in the spring of 2008. This product is bigger and bulkier than ours and we believe it will be less acceptable in the mobile markets. While Zeiss does provide some level of 3D video support, it does not currently offer PC products nor does it support the tracking technology that would allow its products to be interactive.

In 2010 our largest competitor, MyVu ceased operations.  Its intellectual property assets were sold to unnamed parties in Asia. Other companies that have stated their intention to enter this market when their product development is complete are Lumus, and Microvision Corporation.

Finally, there are also several Chinese manufacturers offering Video Eyewear products.  Most use commercially available microdisplays from companies such as Kopin rather than BDMs and develop their own electronics and optics. We believe that the products produced by those manufacturers have one or more of the deficiencies described above.

Competition — Industrial and Defense

Although several companies produce monocular Video Eyewear, we believe that sales of their products to date have been limited. To date, the market opportunity for products other than night vision products has been limited primarily to trial tests, rather than commercial volume purchases for defense and industrial applications. We are aware of only very limited commercial volume purchases in the defense and industrial markets. Our current competitors in these markets are Liteye Systems, Inc., Lumus, Shimadzu Corporation, Microvision, Kopin, Creative Display Systems, LLC, OASYS Technology, LLC, Rockwell Collins, Inc. and its subsidiary Kaiser. Some of these companies are currently shipping product in low volume and others have only introduced prototypes and/or are offering only limited sample quantities. We expect that we will encounter competition in the future from major suppliers of imaging and information products for defense applications.

There is competition in all classes of products manufactured by us, including from divisions of large companies, as well as many small companies. Our sales do not represent a significant share of the industry’s market for any class of products. The principal points of competition for both defense and industrial products include, among other factors: price, product performance, the experience of the particular company and history of its dealings in such products. We, as well as other companies engaged in supplying equipment for military use, are subject to various risks, including, without limitation, dependence on US and foreign government appropriations and program allocations, the competition for available military business, and government termination of orders for convenience.

We believe that most of the monocular Video Eyewear products offered by our competitors are inferior to ours because they are bulky, have small image sizes with poor optics and/or are currently priced higher than our products.

Sales and Marketing

Sales

Our sales strategy is to introduce our products to the widest possible audience within our target markets. We focus today on the consumer and industrial and defense markets. Historically, most of our sales efforts were directed toward obtaining contracts to provide custom engineering solutions and products for the defense and industrial markets. However, as our products and technology evolved, we began to also sell standard Video Eyewear products for the consumer markets starting in 2005.

We have separate marketing and sales strategies for each of our target markets. We regularly attend industry trade shows in our markets and have begun establishing some level of separate branding for both of our divisions. The consumer division sells under the Vuzix name and the industrial and defense division under the Tac-Eye name.

During 2010, 2009 and 2008, 46.4%, 58.4% and 63.6% of our sales, respectively, were derived from providing goods and services to the US government, directly and indirectly. Of those amounts, 35.9% in 2010, 53.8% in 2009,  and 31.4% in 2008 were derived from subcontracts with Kopin and DRS, and we are dependent upon continuing to be engaged as a subcontractor to them. We derived 51.0% of our sales from consumer Video Eyewear products in 2010 and 41.6% of our sales from consumer Video Eyewear products in 2009 and 35.6% of our sales from consumer Video Eyewear products in 2008. Sales of our low vision Video Products were discontinued in mid-2010 due to weak demand. Those sales totals, which were less than 0.8% in 2010,2009 and 2008 have been included in the consumer Video Eyewear product totals.

Marketing

Our marketing group is responsible for product management, planning, advertising, marketing communications, and public relations. We intend to become known as the premier supplier of Video Eyewear in the consumer markets, where our products are currently sold under the iWear® and WrapTM brands. We also intend to become known as the premier supplier of augmented reality and virtual display technology and systems for the industrial, defense, and low-vision assist markets. We have an internal public relations effort in the US and employ a public relations firm in the UK.  We also employ a marketing firm to help convey our message through brochures, packaging, tradeshow messaging and advertising campaigns. We plan to undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	enhancement and maintenance of our Website, Web Store and Social Media sites;

•	internet and web page advertising and targeted emails;

•	direct marketing through targeted emails and event or experimental marketing

•	public relations

•	print advertising, catalogs and point of purchase displays

•	trade shows and sponsorships;

•	co-marketing relationships with relevant companies in selected markets; and

•	strategic partnerships

Defense and Industrial

We primarily solicit and manage our government/defense products and engineering services directly. We expect to continue to obtain business through marketing our existing reputation within the defense markets for quality, precision electronics for defense night vision and thermal weapons systems. We believe this market to be a relationship and “word of mouth” market in which large contracts are generally awarded only to those who have performed well on previous contracts. We employ, and expect to continue to employ, a Washington-based lobbying firm to help increase our visibility as a potential supplier in these markets and to assist us in uncovering new sales opportunities. We also act as a value added supplier, supplying our products to major defense suppliers, such as iRobot and DRS, to complement their products so that they can offer a complete turn-key solution to their potential defense customers. We are attempting to expand such partnerships and co-marketing agreements with government- and defense-focused value added resellers and system integrators for our Tac-Eye® product lines. We market our products primarily through our own direct sales organization. Business is solicited from large industrial manufacturers and defense companies, the US government and foreign governments and major foreign electronic equipment companies. In certain countries we have and intend to continue to use external sales representatives to help solicit and coordinate foreign contracts. We also search various government contract offering sites for procurement programs in which we believe we are qualified to participate.

Consumer

We engage in a variety of marketing efforts that are intended to drive customers to our products and to grow awareness of our consumer products and Video Eyewear in general. Public relations are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our consumer marketing efforts for 2011 on:

•	distinguishing our Video Eyewear product category from current competitors and legacy head mounted displays by offering products with performance that is superior to our competitors;

•	attempting to create and build further consumer acceptance and momentum around the Video Eyewear category as compared to existing alternative technologies; and

•	creating brand awareness of the Vuzix, iWear® and Wrap™ brands.

Our Video Eyewear and VR Video Eyewear products are currently sold directly to consumers through select specialty retailers, through catalogue offerings and through third party North American distributors including D&H and Wynit. Our products are currently sold by the following US based resellers: SkyMall, Brookstone, Hammacher Schlemmer, Amazon and Micro Center. Our website, www.vuzix.com is an important part of our direct sales efforts.

If our marketing efforts are successful and our sales volume increases we expect that most of our products will be sold through the traditional consumer electronics and PC mass-market distribution channels and to a lesser extent by our current specialty retailers. We intend to spend the majority of our marketing budget during this phase on website enhancements, social media and marketing, direct sales support and on reseller incentives and support. For resellers with physical retail locations we offer in the US, point of purchase systems that include a video frame running a slide show presentation about the products and an integrated fully functional Video Eyewear product that allows potential customers to use our products.

We may also explore and consider OEM and licensing relationships with manufacturing partners, consumer electronics firms, and mobile phone makers.

We currently sell our products internationally through international distributors. Our distributorships are being established on a country by country basis, where market size allows. We generally seek to appoint two or more distributors in each area.

Our international focus is currently on Japan and the EU. In Japan we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ two full-time and two part-time staff. Their mandate includes seeking new sales channels and partnerships with software, hardware, and component providers in Japan.

To serve the EU and Middle Eastern markets, in spring 2008 we created a wholly owned subsidiary, Vuzix (Europe) Limited, through which to conduct our business.  Resellers in 35 countries placed orders with us during 2010. While we do not currently maintain a European office, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU. We have also retained a sales consultant (who acts as our European Director of Operations), a UK public relations firm and a mobile applications consultant to provide us with advice regarding the European cellular phone market.

In August 2009, we entered into a long-term exclusive distribution agreement for Mainland China, Hong Kong, Macau, and Taiwan with YuView Holdings Ltd. Under this agreement, YuView has the exclusive right to distribute our products in the territory, subject to their achievement of minimum annual sales volumes and other milestones. Under the agreement, YuView has the option, subject to its achievement of unit sales volume thresholds, to manufacture some of our products in China for sale in that market only. The agreement has an initial term of five years and will then renew automatically for an additional five year term unless YuView is then in breach. YuView may terminate the agreement at any time on six months written notice. We may terminate the agreement if YuView fails to sell the required minimum amounts of our products. As of the date hereof, YuView appears unlikely to achieve some of its milestones within the agreement’s specified date targets.  Either party may terminate the agreement upon any material breach by the other party if that breach is not cured within 30 days after notice.

Manufacturing

Currently, we purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies, and perform the final assembly of our  products ourselves in our Rochester, New York facility. We are experienced in the successful production of our products in moderate volumes. We expect to continue to perform final assembly of our Video Eyewear products ourselves over the short term. However, if our volume increases and cost effective third party sourcing becomes feasible, we anticipate that we will outsource the bulk of the final assembly, with the possible exception of certain critical optical and display components.

We currently purchase almost all of the microdisplays used in our products from Kopin and eMagin. Kopin accounts for approximately 96% of our microdisplays by unit volume. Relationships with both Kopin and eMagin generally are on a purchase order basis and neither supplier has a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. We procure increasing, but limited, percentages of our microdisplays from other sources. While we do not manufacture our components, we own the tooling that is used to make our custom components (with the exception of Apple iPod authentication chips and connectors that we acquire directly under license from Apple). We do not believe that we are dependent on our relationships with any supplier other than Kopin and eMagin in order to continue to operate our business effectively. Some of our accessory products, such as screen-less portable DVD players are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on the products. Such third party products represented less than 1% of our sales in 2010.

We generally procure components and products from our vendors on a purchase order basis without any long-term commitments. We currently use several Asian manufacturing sources, where we have located some of our tooling.  Over time, we expect to globally source almost of our components to minimize product costs. We anticipate that procuring assembled products from third parties will result in decreased labor force requirements, capital equipment costs, component inventories, and the cost of maintaining inventories of work in progress.

Employees

As of December 31, 2010, we had 62 full-time employees in North America: 7 in sales and marketing, distribution, and customer service; 16 in research and development and engineering services support; 29 in manufacturing, operations and purchasing; 1 in quality assurance; and 9 in accounting, management, and administration. We also work with a group of sub-contractors mainly for industrial, mechanical and optical design assistance in the Rochester, New York area, some of which have been continuously contracted over the last 36 months. In Japan we have 3 full-time employees and in the UK we have one full-time contractor to manage our European sales and marketing activities.

History

We were incorporated in Delaware in 1997 as VR Acquisition Corp. In 1997, we acquired substantially all of the assets of Forte Technologies, Inc. (Forte), which was engaged in the manufacture and sale of Virtual Reality headsets and the development of related technologies. Forte was originally owned and controlled by Kopin, our main current microdisplay supplier. Most of the technologies developed by Forte are now owned and used by us.

In 1997 we changed our name to Kaotech Corporation. In 1998 we changed our name to Interactive Imaging Systems, Inc. In 2004 we changed our name to Vicuity Corporation and then to Icuiti Corporation. In 2007, we changed to our current name, Vuzix Corporation. None of these name changes were the result of a change in our ownership control.

Available Information

Our corporate offices are located at 75 Town Centre Drive, Rochester, New York 14623. Our phone number is (585) 359-5900. The URL for our website is www.vuzix.com. We make available free of charge through our website, our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and committees, its code of ethics and its insider trading policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, at our corporate office address. The information contained on, connected to or that can be accessed via our website is not part of this annual report. We have included our website address in this annual report as an inactive textual reference only and not as an active hyperlink.

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

RISKS RELATED TO OUR BUSINESS

Because our financial statements for 2010 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, we may not be able to obtain any necessary financing.

The independent registered public accounting report for our consolidated financial statements for the year ended December 31, 2010 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we are not able to obtain adequate financing when and in the amounts needed in the near future, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, our ability to continue as a going concern is in substantial doubt.

Our plans with respect to addressing these matters are discussed in greater detail under “Item 7. Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources” and in Note 2 to our consolidated financial statements. Our future viability is dependent on our ability to execute these plans successfully. If we fail to do so for any reason, we would not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could be forced to seek relief through a filing under U.S. Bankruptcy Code.

We have incurred net losses since our inception and if we continue to incur net losses in the foreseeable future the market price of our common stock may decline.

We incurred annual net losses of $4,557,133 in 2010, $3,250,424 in 2009 and $4,894,199 in 2008. We had an accumulated deficit of $22,589,563 as of December 31, 2010.

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

We may need to raise additional capital to fund continuing operations. If our financing efforts are not successful, we may not be able to continue as a going concern.

We may require additional financing in order to complete our plan of operations for the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us or that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern.

The trading price of our shares of common stock and the tightening of the credit markets, disruption in the financial markets and global economic downturn experienced over the last several quarters could make it more difficult to obtain financing through the issuance of equity or debt securities. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.

We have depended on defense related engineering contracts and two customers, each of whom is a supplier to the U.S. government, for sales and our revenues would be materially reduced if we are unable to continue to obtain sales from government contracts or if either of our two significant customers reduce or delay orders from us.

Since inception, the majority of our sales have been derived from the sale of night vision display drive electronics to two suppliers to the US government. Sales of night vision display drive electronics to these customers amounted to 17%, 31%, and 50% of our sales in 2010, 2009 and 2008, respectively. We have no long-term contracts with these customers. A significant reduction or delay in orders from either of our significant customers or in their contracts with the US government would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future.

The next largest source of revenues has been sales directly to the US Department of Defense, primarily for engineering programs. Such sales amounted to 5%, 2%, and 12% of our sales in 2010, 2009 and 2008, respectively. We have no long-term contracts with the US government for engineering services. We plan to submit proposals for additional development contract funding. However, development contract funding is subject to legislative authorization and, even if funds are appropriated, such funds may be withdrawn based on changes in government priorities.

Together, these two groups of customers accounted for 22%, 33%, and 62% in 2010, 2009 and 2008, respectively. We or our customers may not be successful in obtaining new government contracts or in receiving further night vision display electronics orders. Our or our customers’ inability to obtain sales from government contracts could have a material adverse effect on our results of operations and would likely cause us to delay or slow our growth plans, resulting in lower net sales and adversely affect our liquidity and profitability.

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

Our US government contract and subcontract orders are funded by government budgets that are proposed by the President of the United States and reviewed and approved by the Congress. Funds allocated to government agencies are administered by the Executive Office of the President. There are two primary risks associated with this process. First, the process may be delayed or disrupted because of congressional schedules, negotiations over funding levels for programs or unforeseen national or world events. Second, funding for multi-year contracts can be changed in future appropriations. Either of these events could affect the allocation, timing, schedule and program content of our government contracts and subcontracts and, accordingly, our sales.

Our lack of long-term purchase orders and commitments from our customers may lead to a rapid decline in our sales and profitability.

All of our significant consumer division customers issue purchase orders solely in their own discretion, often shortly before the requested date of shipment. Our customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, our customers may decide not to purchase products from us for any reason. Any of our current customers may stop purchasing our products in the future. If those customers do not continue to purchase our products, our sales volume and profitability could decline rapidly with little or no warning.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we depend on a small number of customers for the vast majority of our sales, the ramifications of these risks is greater than if we had a greater number of customers. As a result of our lack of long-term purchase orders and purchase commitments, we may experience a rapid decline in our sales and profitability.

If either of the two defense customers on whom we depend fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to fail to pay our liabilities and render us unable to purchase adequate inventory to sustain or expand our sales volume

Our accounts receivable represented approximately 17% and 21% of our total current assets as of December 31, 2010 and 2009, respectively. As of December 31, 2010, no customer exceeded 20% of our total accounts receivable and our two major customers by revenue, represented less than 5% of our total accounts receivable at that date. At certain times there can be substantial amounts and concentrations of our accounts receivable, and if any of our major customers fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume and adversely affect our ability to continue our business.

 In addition, our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems. We experience an average accounts settlement period ranging from one month to as high as three months from the time we deliver our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price. Because our payment cycle is considerably shorter than our receivable collection cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, industry trends, our customers’ liquidity problems or payment practices or other issues may extend our collection period, which would adversely impact our liquidity, our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume, and adversely affect our ability to continue our business.  We have attempted to mitigate this risk by obtaining a line of credit to finance our accounts receivable, but there can be no assurance that this line of credit will be adequate for our needs.

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

Historically, a high percentage of our consumer Video Eyewear product annual sales have been attributable to the winter holiday selling season. Like many manufacturers of consumer electronics products, we must make merchandising and inventory decisions for the winter holiday selling season well in advance of actual sales. Further compounding the difficulty of this forecasting are other fluctuations in demand for the consumer electronics products that work with our Video Eyewear products, often due to the same seasonal influences, as well as technological advances and new models which are often introduced later in the calendar year. Inaccurate projections of demand or deviations in the demand for our products may cause large fluctuations in our fourth quarter results and could have a material adverse effect on our results of operations for the entire fiscal year.

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

We rely on and will continue to rely on technologies (including microdisplays) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us.  We are attempting to mitigate this risk by developing our own microdisplay technologies, but there can be no assurance that we will be successful in doing so.

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

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc. (Zeiss), 5DT Inc., eMagin Corporation (eMagin), Kopin Corporation (Kopin), Lumus Ltd. (Lumus) and Kaiser Electro Optics Inc. (Kaiser). Additionally, at recent technology exhibitions Sony and Brother International Corporation have demonstrated personal display glasses that look like sunglasses. Most of our microdisplay-based competitors have greater financial, marketing, distribution and technical resources than we do. Certain of these competing microdisplay-based technologies entered the marketplace prior to us. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a substantial portion of the personal display market, our business strategy may fail.

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

The value of our personal display and related technologies is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. We intend to continue to aggressively pursue additional patent protection for our new products and technology. Although we own many patents covering our technology that have already been issued, we may not be able to obtain additional patents that we apply for, our patents may be found invalid if challenged and may not afford the degree of protection that we desire or require.

Any patent or trademark owned by us may be challenged and invalidated or circumvented. Patents may not issue from any of our pending or future patent applications. Any claims and issued patents or pending patent applications may not be broad or strong enough to adequately protect our business. Effective intellectual property protection may be unavailable or limited in certain foreign countries.

Unauthorized parties may attempt to copy or otherwise use aspects of our processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information and technology is difficult and our efforts to do so may not prevent misappropriation of our technologies. We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products and, if successful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements, but these agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information

Our business and results of operations may suffer if there are, or if users claim there are, negative effects on eyesight from the long-term use of our products.

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

Our business may expose us to product liability claims for damages resulting from the design or manufacture of our products. Any such claims, whether or not we are ultimately held liable for them, could diminish the value of our brand, competitive advantages or goodwill and result in decreased sales and we could incur significant expense in defending against any such claims. While we plan to obtain and maintain product liability insurance coverage, product liability claims made against us may exceed coverage limits or fall outside the scope of such coverage. Also, insurance may not be available at commercially reasonable rates or at all. We do not have any such product liability insurance in effect.

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

Although we do not currently enter into currency option contracts or engage in other hedging activities, we may do so in the future. We cannot assure you that we will undertake any such hedging activities or that, if we do so, they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations.

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

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. As of December 31, 2010, we had 62 full-time employees. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

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

We operate our business from two locations in the Rochester, New York area. We also rely on third party manufacturing plants in China and third party logistics, sales and marketing facilities in other parts of the world to provide key components of our Video Eyewear products and services necessary for our operations. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

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

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our Video Eyewear products. We currently purchase almost all of the microdisplays used in our products from Kopin and eMagin. Kopin accounts for approximately 96% of our microdisplays by unit volume. Products incorporating Kopin microdisplays accounted for approximately 55% of our sales in 2010 and products incorporating eMagin microdisplays accounted for approximately 18% of our sales in 2010.  Our relationships with both Kopin and eMagin generally are on a purchase order basis and neither supplier has a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Both Kopin and eMagin could discontinue sourcing merchandise for us at any time. If Kopin or eMagin were to discontinue their relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if Kopin or eMagin or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations.

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

We source key components for our electronics from some suppliers out of Japan.  Recent rolling blackouts created by the earth quake and subsequent Tsunami may cause part shortages and long lead time issues from those suppliers.  If we do not properly anticipate the need for components from these suppliers and or find alternative supplies, we may be unable to meet the demands of our customers.

The availability of certain of the components that we require to produce our Video Eyewear products may decrease due the rolling blackouts created by the earth quake and subsequent tsunami. As the availability of components decreases, the cost of acquiring those components ordinarily increases. If we do not properly anticipate our need for these parts and procure critical components, we may pay higher prices for those components and or not be able to source them all together.  This could have a material adverse effect on our results of operations.

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

The market price of our common stock and warrants has been highly volatile since they began trading on the TSX-V in January 2010. It will likely be characterized by significant price volatility when compared to more established issuers for the foreseeable future.

If we cannot maintain the listing of our common stock and warrants on the TSX-V holders of our common stock and warrants may not be able to resell their securities at or near the price they paid for them or at any price.

Our common stock and warrants are currently listed on the TSX-V under the symbols “VZX” and “VZX.WT”, respectively, our common stock is traded on the OTC Bulletin Board (OTC:BB) under the symbol “VUZI” and on  the First Quotation Board of the Frankfurt Stock Exchange under the symbol “V7X”. The TSX-V has continuing listing requirements and we may not be able to comply with those requirements and maintain our listing. If our common stock and warrants are not listed on the TSX-V we would likely also lose our listing on the Frankfurt Stock Exchange but our common shares could still be quoted on the OTC:BB of. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity and transparency than the TSX-V. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock and warrants may be unable to resell their securities at or near the price they paid for them or at any price.

The market price of our common stock and warrants may decline because of the number of shares of our common stock eligible for future sale in the public marketplace.

The price of our common stock and warrants could decline if there are substantial sales of our common stock in the public market in the future.  As of December 31, 2010, 263,600,274 shares of our common stock were issued and outstanding.  31,180,157 shares of our common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except for any of those shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, whose sales would be subject to the volume and manner of sale limitations of Rule 144 described below. In addition, 146,440,415 shares of our common stock outstanding as of December 31, 2010, or approximately 56% of our common stock outstanding as of December 31, 2010, may be resold at any time, subject to the lock-up agreements and TSX-V escrow arrangements and seed share resale restrictions described below. Our executive officers and directors currently own 82,987,672 shares, or approximately 31% of our common stock outstanding as of December 31, 2010, some which are eligible for resale subject to the volume and manner of sale limitations of Rule 144 and subject to the lock-up agreements and TSX-V escrow arrangements described below.

The holders of an aggregate of 31,764,437 shares of our common stock have rights, subject to some conditions, to require us to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register for resale all shares of common stock that we have issued and may issue under our option plans. Once we register these shares, subject to any lock-up restrictions, if any, they can be freely sold in the public market. Furthermore, our agents may, at their discretion and at any time without notice, release all or any portion of the securities from the restrictions on sale imposed by lock-up agreements. Due to these factors, a substantial number of shares of our common stock may be eligible for sale in the public market at any time. These sales, or the perception in the market that the holders of a large number of shares are able to or intend to sell shares, could reduce the market price of our common stock.

If management continues to own a significant percentage of our outstanding common stock, management may prevent other stockholders from influencing significant corporate decisions.

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

Our common stock is considered a “penny stock” and is subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is traded on the OTC:BB is considered to be a “penny stock” and  US securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act.

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

We have historically relied on private placements of equity and debt to fund our operating losses and capital expenditure. During the recent years, the capital and credit markets at various times have experienced volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to access the capital necessary to operate and grow our business. Adverse capital and credit market conditions may force us to delay raising capital or bear an unattractive cost of capital which could significantly reduce our financial flexibility. Our results of operations, financial condition, cash flows and capital position and the market value of our common stock could be materially adversely affected by disruptions in the financial markets.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our manufacturing facility, consisting of approximately 8,800 square feet, is located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623, and our research and development, sales and administration offices, consisting of approximately 9,600 square feet, are located in two different suites at 75 Town Centre Drive, Rochester, New York 14623. We currently pay approximately $65,000 per year in rent for our manufacturing facility and $110,000 per year for our research and development, sales and administration offices. The manufacturing facility is leased on a calendar year term. Our lease on both our office suites expired in June 2010 and we currently are running month to month under the same terms that were in place when the leases expired. We will attempt to renew these leases on substantially the same terms by June 2011.

We believe that each of our facilities is in good operating condition and adequately serves our needs currently and if leases were renewed could for at least the next 12 months. However we intend to start re-consolidating our facilities within 18 months. This will be done for efficiency reasons. We anticipate that, if required, suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

As at December 31, 2010, we are not a party to, and our property is not the subject of, any legal proceedings, and we are not aware of any such proceedings contemplated by or against us or our property.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock and Warrants

Our common stock and warrants are currently traded on the TSX Venture Exchange, or the “TSX-V”, under the symbols “VZX” and “VZX.WT”, respectively.  Trading of our common stock and warrants on the TSX-V began on January 4, 2010. Prior to January 4, 2010, there was no public market for our common stock or warrants.

Vuzix Stock Prices (in Cdn$)	Low	High
Fiscal Quarters
First 2010	$0.20	$0.21
Second 2010	0.15	0.15
Third 2010	0.10	0.13
Fourth 2010	0.10	0.13

Our common stock is listed in the United States on the OTC Bulletin Board (OTC:BB) under the symbol “VUZI” and in March 2011 on the Frankfurt Stock Exchange under the symbol “V7X”.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for Vuzix’ common stock as reported on the OTCBB. The quotations on the OTCBB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2010	N/A	N/A
Second 2010	N/A	N/A
Third 2010	$0.10	0.10
Fourth 2010	0.10	0.10

Holders of Record

On March 30, 2011, there were 156 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 919 beneficial owners of our common stock as of March 30, 2011.

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

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2010.

Equity Compensation Plan Information

     The following table provides information about our equity compensation plans as of December 31, 2010.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	15,435,674	$0.1182	35,800,000
Equity compensation plans not approved by security holders	—	—	—

Total	15,435,674	$0.1182	35,800,000

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes shares available under our 2009 Stock Option Plan.

Item 6.    Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

 The following tables present our summary financial data and should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The summary financial data for the years ended December 31, 2010, 2009 and 2008 are derived from our audited annual financial statements, which are included elsewhere in this annual report.

	Year Ended December 31,
Statement of Operations Data	2010	2009	2008

Sales	$12,255,414	$11,886,098	$12,489,884
Cost of Sales	8,452,769	7,609,091	8,788,905

Gross Margin	3,820,645	4,277,007	3,700,979
Operating Expenses
Research and development	2,038,613	2,217,627	3,366,518
Selling and marketing	2,286,475	2,143,628	2,128,625
General and administrative	2,860,585	2,354,573	2,299,685
Depreciation and amortization	444,358	522,457	510,133
Impairment of Patents and Trademarks	49,956	—	—
Total operating expenses	7,679,987	7,238,285	8,304,961

Profit (Loss) from operations	(3,877,342)	(2,961,278)	(4,603,982)
Interest and other income (expense)	228	63	188
Foreign exchange (loss) gain	(22,919)	(22,226)	(24,216)
Interest expense	(433,116)	(297,200)	(260,977)
Warrants issued for debt and loan restructuring	(209,045)	—	—
Tax (expense) benefit	(14,939)	30,217	(5,212)

Total tax and other income (expense)	(679,791)	(289,146)	(290,217)

Net (Loss)	$(4,557,133)	$(3,250,424)	$(4,894,199)

Income (loss) per share:
Basic and fully diluted*	$(0.0173)	$(0.0151)	$(0.0240)
Weighted average common shares outstanding:
Basic and fully diluted*	263,600,274	221,469,554	207,710,498

*All outstanding warrants, options, and convertible debt are anti-dilutive, therefore basic and diluted earnings per share are the same for all periods.

	Year Ended December 31,
Cash Flow Data	2010	2009	2008
Cash flows (used in) operating activities	$(2,844,410)	$(2,261,123)	$(1,285,449)
Cash flows (used in) investing activities	(236,039)	(472,456)	(549,804)
Cash flows provided by financing activities	3,216,745	4,415,383	2,289,116

	As of December 31,
Balance Sheet Data	2010	2009
Cash and cash equivalents	$2,636,819	$2,500,523
Working Capital (deficiency)	1,102,955	1,042,257
Total Assets	9,192,182	8,408,825
Long-Term Liabilities	5,803,428	2,833,206
Accumulated (deficit)	(22,589,563)	(18,032,430)
Total Stockholders’ equity (deficit)	(3,411,497)	(330,225)

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

Our Video Eyewear products feature high performance miniature display modules, low power electronics and related optical systems. We produce both monocular and binocular Video Eyewear devices that we believe are excellent solutions for many mobile computer or video viewing requirements. We focus on two markets: the consumer markets for gaming and mobile video and rugged mobile displays for defense and industrial applications. Since our inception in 1997, we have derived the majority of our sales from fees paid to us under research and development contracts and related volume manufacturing services primarily of night vision display electronics as a sub-contractor to defense suppliers to the US government. Since 2005, we have devoted significant resources to the development and commercial launch of our industrial and consumer products. During 2010, 2009 and 2008, we derived 51.0%, 41.6%, and 36.4%, respectively, of our sales from our consumer Video Eyewear products.

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

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. To date, no impairment on long-lived assets has been booked. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2010, 2009 or 2008.

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable. We recorded an impairment charge of $49,956 representing cost of $89,151, less accumulated amortization of $39,195 in 2010 and $nil in 2009 and 2008 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $726,892 as of December 31, 2010, because management believes that its value is recoverable.

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

Stock-Based Compensation

Our board of directors approves grants of stock options to employees to purchase our common stock.  A stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a “critical accounting estimate” because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on the TSX-V Exchange

Income Taxes

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

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $18,500,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on ASC 605-25 “Revenue Recognition - Multiple-Deliverable Revenue Arrangement” became effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance did not have a material impact on the consolidated financial statements

In January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements)”, which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820), Fair Value Measurements. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The guidance is effective for any fiscal year that begins after December 15, 2009, and it should be used for quarterly and annual filings. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-13, topic 718, Compensation — Stock Compensation, which adds clarification that an employee share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as an equity. This update is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2010. The Company does not expect this to have a material effect on the Company’s consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, topic 310, Receivables, which requires disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. This update will have no effect on the Company’s consolidated financial statements.

In May 2009, the Company adopted FASB ASC topic 855, “Subsequent Events”. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the consolidated financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of ASC topic 855 did not have a material impact on our consolidated financial statements.

Key Performance Indicators

We believe that a key indicator for our business is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is at an all time low. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer. Total shipments of night vision electronics module customers in 2010, 2009 and 2008 were $2,039,052 $5,278,673, and $6,068,449, respectively.

Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009

Sales.   Our sales were $12,255,414 for 2010 compared to $11,886,098 for 2009. This represents a 3.1% increase for the year 2010 over the year 2009. Our sales from defense products decreased to $4,799,271 or 39.2% of our total sales in 2010 compared to $6,020,420 or 50.7% of total sales in 2009, a decrease of $1,221,149 or 20.3%. The decrease resulted primarily from lower shipments of night vision electronics in 2010 as compared to 2009. Sales from our defense-related engineering programs increased to $1,211,357 or 9.9% of total sales compared to $924,863 or 7.8% of total sales in 2009. The increase in 2010 was the result of new programs for delivering custom versions of our new see-through display technology. Consumer Video Eyewear product sales increased to $6,244,786 or 51.0% of total sales for 2010 compared to $4,949,815 or 41.6% of our total sales for 2009. This increase resulted from the continued expansion of our reseller network and the introduction of new products.

Cost of Sales and Gross Margin.   Gross margin decreased to $3,802,645 for 2010 from $4,277,007 for 2009, an decrease of $474,362 or 11.1%. As a percentage of net sales, gross margin decreased to 31.0% for 2010 compared to 36.0% for 2009. This decrease was the result of higher production costs, increased sales of our low resolution Video Eyewear models with their lower gross margins, and increases in our manufacturing overheads resulting from staff additions in this area.

Research and Development.   Our research and development expenses decreased by $179,014 or 8.1%, to $2,038,613 compared to $2,217,627 in 2009. This was due to less reliance on more expensive external contractors and prototyping services and the staff reductions that were implemented in late 2009. Expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $2,286,475 for 2010 compared to $2,143,628 for 2009, an increase of $142,847 or 6.7%. The increase was primarily due to increased advertising from higher participation in paid catalog advertising with our resellers in the USA and higher trade show costs in Europe.

General and Administrative.   General and administrative expenses were $2,860,585 for 2010 as compared to $2,354,573 for 2009, an increase of $506,012 or 21.5%. The higher general and administrative related to increases costs for staff involved in the IR function, increased legal expenses in regards to various financing efforts in 2010, and higher professional fees related to being a pubic company.

Depreciation and Amortization.   Our depreciation and amortization expense for 2010 decreased by $28,143, or -5.4% to $494,314, compared to $522,457 in 2009. The decrease was related to more assets becoming fully depreciated in 2010 combined with a reduction in capital expenditures in both 2010 and 2009.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(664,852) in 2010 compared to $(319,363) in 2009. The increase in expenses was primarily attributable to interest costs and recorded warrant issuance expense. Due our increased borrowings and higher interest rates, interest expense was $(433,116) in 2010 as compared to $(297,200) in 2009. Included in this category was $209,045 as the estimated fair value of warrants issued during the year related to new debt financing activities and warrant compensation given to existing lenders for deferral of their debts for 24 to 36 months.

Provision (Benefit) for Income Taxes.   The provision for income taxes for 2010 was $14,939 compared to $(30,217) for 2009.The composition of each year’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation. In the 2009 period we received a tax refund

Net (Loss) and (Loss) per Share.   Our net loss was $(4,557,133) or $(0.0173) per share in 2010, an increased loss of $1,306,709, or 40.2%, from $(3,250,424) or $(0.0151) per share in 2009.

Comparison of Fiscal Years Ended December 31, 2009 and December 31, 2008

Sales.   Our sales were $11,886,098 for 2009 compared to $12,489,884 for 2008. This represents a 4.8% decrease for the year 2009 over the year 2008. Our sales from defense products decreased to $6,020,420 or 50.7% of our total sales in 2009 compared to $6,397,221 or 51.2% of total sales in 2008, a decrease of $376,801 or 5.9%. The decrease resulted primarily from lower shipments of night vision electronics in 2009 as compared to 2008. Sales from our defense-related engineering programs decreased to $924,863 or 7.8% of total sales compared to $1,548,703 or 12.4% of total sales in 2008. The decrease in 2009 was the result of delays in the awarding of a new program and decreased engineering service awards received by us. Consumer Video Eyewear product sales increased to $4,940,815 or 41.3% of total sales for 2009 compared to $4,543,960 or 36.4% of our total sales for 2008. This increase resulted from the continued expansion of our reseller network and the introduction of new products.

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

Net (Loss) and (Loss) per Share.   Our net loss was $(3,250,424) or $(0.0152) per share in 2009, an decreased loss of $1,643,775, or 33.6%, from $(4,894,199) or $(0.0240) per share in 2008.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $2,636,819, an increase of $136,296 from $2,500,523 as of December 31, 200.

Our cash requirements are primarily for research and development, product tooling, and working capital. Historically, we have met these requirements through capital generated from the sale and issuance of our common equity securities, convertible debt and notes payable to private investors, cash flow provided by operations and our revolving bank lines of credit.

Operating Activities.   Cash (used in) operating activities was $(2,844,410) in 2010 and $(2,261,123) in 2009. The net changes in operating assets and liabilities, excluding cash, provided (used) cash were $747,391 in 2010 and $111,645 in fiscal 2009. The major changes in 2010 were an increase in our inventories of $789,028 offsetting a $191,429 increase in accounts payable and customer deposits of $1,118,291 as of December 31, 2010.

Investing Activities.   Cash used in investing activities was $236,039 in 2010 and $472,456 in 2009. Cash used for investing activities in 2010 related primarily to the purchase of production tooling and computer software equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $85,491 in 2010 and $134,594 in 2009.

Financing Activities.   Cash provided by financing activities was $3,216,745 in 2010 and $4,415,393 in 2009. In December 2010 we issued $4,000,000 in senior secured debt and obtained the restructuring of existing debts totaling $2,320,980 principal and accrued interest at the same time for 24 to 36 months. The latter amount included $1,746,500 that had moved from a long-term to a current payable by December 31, 2009. In early 2010 we paid off $796,417 in Notes Payable out of the proceeds from our December 2009 IPO. In January 2009, we sold shares of our common stock in a private placement for aggregate gross proceeds of $300,000. In August, September and November 2009, we issued $246,417 in principal amount of promissory notes for the same amount of gross proceeds. In December 2009, we completed the initial public offering of our common stock and warrants for aggregate net proceeds of $3,897,942 after direct IPO offering costs of $(1,912,715).

Capital Resources.   As of December 31, 2010, we had a cash balance of $2,636,819. We had $Nil available under our bank lines of credit (the outstanding balances under our lines of credit as of December 31, 2010 were $96,040 which was repaid in early January 2011 pursuant to the terms of our senior secured term debt facility). As noted in the Subsequent Event Note in our Consolidated Financial Statements and later on in this section, we secured a $2,000,000 secured revolving line of credit. The senior secured term debt and the new secured revolving line of credit  also prohibit us from declaring and paying cash dividends without the lender’s prior consent.

On September 19, 2006, we borrowed $500,000 from an individual lender and issued a convertible promissory note in the principal amount of $500,000 in evidence of the loan. Interest on the outstanding principal amount of the note accrued at the annual rate of 10.0% and then increased to 12.0% on January 2010. The loan principal of $500,000 was repaid in mid-January 2009 and all the accrued interest, of $138,318 was repaid during 2010.

In August, September, and November 2009, we borrowed an aggregate amount of $246,417 from three individual lenders, including a total of $100,000 from Mr. Paul Churnetski, our former Vice President of Quality Assurance and the beneficial owner of approximately 9% of our issued and outstanding common stock and $46,417 from William Lee, one of our external directors.. These loans bore interest at an annual rate of 18.0% and they were all repaid along with accrued interest out of our IPO proceeds in early January 2010.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have the intent and believe that we have the ability to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. Management’s plans concerning these matters are also discussed under “Liquidity and Capital Resources” below and in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the years ended December 31, 2010 and 2009, we have been unable to generate cash flows sufficient to support our operations and have been dependent on term debt financings, equity financings, including our IPO and debt raised from qualified investors.  We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated March 31, 2011. With our current level of funding and ongoing losses from operations, doubt exists about our ability to continue as a going concern.

Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2011 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures on new products, tooling, R&D, and marketing.  A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels.  If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations.  Any of these actions could harm our business, results of operations and future prospects.  To guard against this risk, we intend to seek additional debt, equity or equity-based financing.  We can give no assurance that we will be able to obtain additional financing on favorable terms or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.  If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  In addition, these financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

In late December 2010 we closed on a Convertible, Senior Secured Term loan in the principal amount of $4,000,000 with a 12% per annum interest rate. No payments of principal are required in first 12 months of the loan and beginning on January 13, 2012, the Company is required to make 24 equal monthly payments of $141,666. A final principal payment of $600,000 is due on December 23, 2014. In connection with the financing, four existing secured lenders who are currently owed $2,320,980 in principal and accrued interest agreed to subordinate their security interests in favor of the Lender and to extend the period of debt repayments for 24 to 36 months following closing of the Loan transaction.

We also at times rely on credit lines from our key suppliers and customer deposits in  managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us or customers decline to make advance deposits for their orders, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

As described in the Subsequent Event Note 25, On March 22, 2011 the Company entered into an agreement with a bank for $2 million in credit facilities to support on-going working capital needs. The credit facility is an accounts receivable formula based line of credit which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of eligible North American accounts receivable and, in addition, approved international accounts on a case-by-case basis.

If we meet our 2011 sales forecasts, we plan to follow our business strategy of introducing new and improved products..

Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;

•
focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products; the phasing out of the low resolution Video Eyewear models for which we earn a lower gross margin; and the introduction of see-through and new high resolution Video Eyewear;

•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs wherever possible for fiscal 2011;

•	reducing public relations expenses for fiscal 2011;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions if required; and

•	exploring our options with respect to new debt borrowings and equity financings;

 We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term or whether we will be able to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations. These factors raise substantialdoubt about our ability to continue as a going concern.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-1 through F-__ of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2010.

(a)         Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 because of the material weaknesses set forth below.

(b)         Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm due to exemption provisions established by the rules of the Securities and Exchange Commission for small public companies with a market cap, that excludes beneficial owners, of under $75,000,000.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting, no matter how well conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met. Such controls may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2010 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2010:

Financial Reporting and Close Process

Our current financial close process does not ensure accurate financial reporting on a timely basis. We also did not maintain effective controls over the period-end financial close and reporting processes in relation to the consolidation of our subsidiary’s financial information. The specific deficiencies contributing to this material weakness related (a) to inadequate policies and procedures, (b) ineffective procedures and controls over journal entries, accruals and reserves, (c) inadequate controls and procedures related to the timely preparation and review of account reconciliations, (d) inadequate segregation of duties, (e) inadequate controls over cut-off procedures, (f) deficiencies in end-user computing controls of critical spreadsheets, and (g) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting. We intend to establish and document financial close processes and procedures including responsibilities and due dates. We also intend to commence utilizing a closing checklist to ensure all procedures are performed and appropriate reviews are completed on a timely basis each quarter and year-end period. Additionally, we intend to implement controls over critical spreadsheets, including change control, input control, access and data security and appropriate review procedures.  Further, we intend to seek additional resources with strong accounting and reporting experience when financial resources are available.

Segregation of Duties

There is limited segregation of duties which could result in a material misstatement in our financial statements. Given our staff levels, certain duties within the accounting and finance department cannot be properly segregated. However, we believe that none of these segregation of duty deficiencies resulted in material misstatement to the financial statements as we rely on certain compensating controls, including periodic substantive review of the financial statements by the Chief Executive Officer, Chief Financial Officer, Audit Committee and Board of Directors.

Monitoring of Subsidiaries

We have not designed adequate monitoring controls related to our European subsidiary or Japanese branch sales office, such that we can be assured that a material misstatement of financial results would be prevented or detected on a timely basis.

Inventory

We have identified weaknesses in our inventory controls as follows:

•
Documented processes and controls are insufficient and are not working effectively for several key inventory processes including inventory adjustments and reserves for excess, defective and obsolete inventory.

•
Inventory valuation processes and controls are not sufficiently documented and are not working effectively including costs to be expensed versus inventoried and maintenance of adequate supporting documentation for current unit costs and bill of materials.

Warranty Reserve

Controls to ensure valuation and adequacy of our warrant reserve were not operating effectively.  Specifically, we do not have an adequate process to properly analyze average length of period of return for use in establishing an adequate reserve.

Intangible Asset Impairment Assessment

We have not established adequate controls to properly evaluate intangible assets for impairment consistently on an annual basis or identify when indicators for impairment are present requiring an evaluation.

Internal Controls Procedures and Risk Assessment Program

We have concluded that formal written internal control policies and procedures do not currently exist for all areas within our operations. A well-established and documented internal control structure is pertinent to our ability to maintain accurate books and records, prevent and detect fraud, maintain segregation of duties, report timely financial results and to properly comply with management’s requirements to report on the effectiveness of internal controls over financial reporting pursuant to the Sarbanes-Oxley Act. In determining key controls and appropriate internal controls for us management needs to further develop its risk assessment process, including a fraud risk assessment and monitoring program, that is appropriate for our size and complexity, to assess the risks of material misstatement in the significant accounts and disclosures and related assertions and to ensure implementation of controls to prevent or detect errors or fraud that could result in material misstatements.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2011.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	March 31, 2011
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer and Director	March 31, 2011
Grant Russell	(Principal Financial and
Accounting Officer)

/s/ William Lee	Director	March 31, 2011
William Lee

/s/ Frank Zammataro	Director	March 31, 2011
Frank Zammataro

/s/ Kathryn Sayko	Director	March 31, 2011
Kathryn Sayko

/s/ Bernard Perrine	Director	March 31, 2011
Bernard Perrine

/s/ Richard Conway	Director	March 31, 2011
Richard Conway

/s/ Jose Cecin	Director	March 31, 2011
Jose Cecin

Exhibit Index

1 .1(4)	Form of Agency Agreement
3 .1(3)	Amended and Restated Certificate of Incorporation to be effective immediately following the closing of the offering
3 .2(3)	Amended and Restated Bylaws to be effective immediately following the closing of the offering
4 .1(4)	Specimen certificate evidencing shares of common stock
4 .2(4)	Specimen common stock purchase warrant
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

4 .4(7)	Common Stock Purchase Warrant dated as of May 21, 2010 issued by the registrant to Kopin Corporation
4. 5(8)	Common Stock Purchase Warrant dated as of October 21, 2010 issued by the registrant to Kopin Corporation
10 .1(1)+	2007 Amended and Restated Stock Option Plan
10 .2(1)+	2009 Stock Option Plan
10 .3(2)+	Form of Option Agreement under 2009 Stock Plan
10 .4(1)+	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10 .5(1)+	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10 .6(1)+	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10 .7(1)	Shareholders Agreement dated as of October 11, 2000 by and among the registrant and Shareholders (as defined therein)
10 .81(1)	Registration Rights Agreement dated as of October 11, 2000 by and among the registrant and the Investors (as defined therein)
10 .9(1)	Registration Rights Agreement dated as of June 2005 by and among the registrant and the Investors (as defined therein)
10 .10(3)†	Technology Purchase and Royalty Agreement dated as of December 23, 2005 between the registrant and New Light Industries, Ltd.
10 .11(1)	Warrant to purchase common stock dated as of December 23, 2005 issued by the registrant to New Light Industries, Ltd.
10 .12(1)	Rights Agreement dated as of December 23, 2005 by and between the registrant and New Light Industries, Ltd.
10 .13(1)	Agency Agreement dated as of June 29, 2007 by and between the registrant and Canaccord Capital Corporation
10 .14(1)	Form of warrant to purchase common stock issued by the registrant pursuant to the Agency Agreement dated as of June 29, 2007 by and between the registrant and Canaccord Capital Corporation

10 .15(1)	Demand Note in the original principal amount of $247,690.92 by the registrant to the order of Paul J. Travers
10 .16(1)	Loan Agreement dated as of October 2008 by and between the registrant and Paul J. Travers
10 .17(3)	Promissory Note dated as of October 2008 by the registrant to the order of Paul J. Travers
10 .18(1)	Fiscal Advisory Fee Agreement dated as of June 29, 2009 by and between the registrant and Canaccord Capital Corporation and Bolder Investment Partners, Ltd.
10 .19(6)†	Distribution and Manufacturing Agreement dated August 27, 2009 between the registrant and YuView Holdings Ltd.
10 .20(3)	Convertible Promissory Note dated September 19, 2006 in the original principal amount of $500,000 by the registrant to Sally Hyde Burdick
10 .21(5)	Form of Escrow Agreement by and among the registrant, Canaccord Capital Corporation the other Offering Agents (as defined therein) and JP Morgan Chase Bank, National Association, as escrow agent
10 .22(5)	Amended and Restated Fiscal Advisory Fee Agreement dated as of November 12, 2009 by and between the registrant and Canaccord Capital Corporation and Bolder Investment Partners Ltd.
10 .23(6)	Amendment No. 1 to Amended and Restated Fiscal Advisory Fee Agreement dated as of November 12, 2009 by and among the registrant and Canaccord Capital Corporation and Bolder Investment Partners Ltd.
10 .24(6)
Form of Escrow Agreement by and among the Registration of Computershare Investor Services, Inc., as escrow agent, and the Securityholders (as defined therein) entered into pursuant to Canadian National Policy 46-201 and TSX Venture Exchange Policy 5.4

10 .25 (7)	Revolving Line of Trade Credit Agreement dated as of May 21, 2010 by and between the registrant and Kopin Corporation
10 .26(7)	Security Agreement dated as of May 21, 2010 by and between the Company and Kopin Corporation
10 .27(8)	Amendment to Revolving Line of Trade Credit Agreement dated as of October 8, 2010 by and between the registrant and Kopin Corporation
10 .28(9)	Convertible Loan and Security Agreement, dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10 .29(9)	Intellectual Property Security Agreement dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10 .30(9)	Warrant to Purchase Stock dated December 23, 2010 issued by the registrant to LC Capital Master Fund Ltd.
10 .31(9)	Convertible Promissory Note issued by the registrant to LC Capital Master Fund Ltd.
10 .32(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Kopin Corporation
10 .33(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Vast Technologies Inc.
10 .34(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Paul J. Travers
10 .35(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and John Burtis
10 .36(10)	Warrant issued by the registrant to Vast Technologies Inc. entitling Vast to purchase up to 1,662,274 shares of Common Stock at an exercise price of $.09965 per share

10 .37(10)	Warrant issued by the registrant to Kopin Corporation entitling Kopin to purchase up to 1,662,274 shares of Common Stock at an exercise price of $0.09965 per share
10 .38(10)	Warrant issued by the registrant to Paul J. Travers entitling Travers to purchase up to 1,034,633 shares of Common Stock at an exercise price of $0.09965 per share
10 .39(10)	Warrant issued by the registrant to John Burtis entitling Burtis to purchase up to 543,052 shares of Common Stock at an exercise price of $0.09965 per share
10 .40(11)	Loan and Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10 .41(11)	Intellectual Property Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10 .42(11)	Intercreditor Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10 .43(11)	Subordination Agreement dated as of March 21, 2011 by and between Kopin Corporation and Bridge Bank National Association
10 .44(11)	Subordination Agreement dated as of March 21, 2011 by and between Vast Corporation and Bridge Bank National Association
10 .45(11)	Subordination Agreement dated as of March 21, 2011 by and between Paul J. Travers and John Burtis, on the one hand, and Bridge Bank National Association on the other hand
31 .1	Certificate of Paul J. Travers pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31 .2	Certification of Grant Russell pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 .1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 filed on July 2, 2009
(2)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed on September 4, 2009
(3)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009
(4)	Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-1 filed November 10, 2009
(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 filed November 27, 2009
(6)	Previously filed as an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 filed December 7, 2009
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed June 2, 2010
(8)	Previously filed as an exhibit to the Current Report on Form 8-K filed October 27, 2010
(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010
(11)	Previously filed as an exhibit to the Current Report on Form 8-K filed March 25, 2011

+	Management contract or compensation plan or arrangement
†	Confidential treatment granted as to certain portions

VUZIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Vuzix Corporation

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and its subsidiary as of December 31, 2010 and 2009, and the related consolidated statement of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December, 31, 2010. Vuzix Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation and its subsidiary as of December 31, 2010, 2009 and 2008, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for each of the years in the three period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has incurred substantial losses from operations in recent years. In addition, the Company is dependent on its various debt and compensation agreements, described in Notes 2, 10 and 11 to fund its working capital needs. Some of these obligations include financial covenants which the company must comply with. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

Rochester, New York
March 31, 2011

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

Current Assets
Cash and Cash Equivalents	$2,636,819	$2,500,523
Accounts Receivable, Net (Note 3)	1,358,905	1,446,750
Inventories, Net (Note 4)	3,748,664	2,959,636
Prepaid Expenses and Other Assets	158,817	41,192

Total Current Assets	7,903,205	6,948,101
Tooling and Equipment, Net (Note 5)	562,085	701,368
Patents and Trademarks, Net (Note 6)	726,892	759,356

Total Assets	$9,192,182	$8,408,825

Current Liabilities
Accounts Payable	$4,128,842	$3,936,914
Lines of Credit (Note 7)	96,040	178,107
Current Portion of Long-term Debt	70,567	715,500
Notes Payable (Note 24)	40,932	246,417
Current Portion of Capital Leases	99,523	100,661
Customer Deposits (Note 8)	1,289,592	170,671
Current Portion of Deferred Trade Payables	685,911	—
Accrued Interest	90,946	154,016
Accrued Expenses (Note 9)	288,798	399,966
Income Taxes Payable	9,100	3,592

Total Current Liabilities	6,800,251	5,905,844

Long-Term Liabilities
Accrued Compensation (Note 10)	645,096	445,096
Long Term Portion of Debt, net of discount (Note 11)	3,433,366	209,208
Long Term Portion of Deferrred Trade Payables (Note 11)	1,060,089	1,746,500
Long Term Portion of Capital Leases (Note 12)	102,071	94,176
Accrued Interest	562,806	338,226
Cumulative Dividends Payable on Preferred Stock	—	—

Total Long-Term Liabilities	5,803,428	2,833,206

Total Liabilities	12,603,680	8,739,050

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; (Refer to Note 14 for Series A, Series B and Unauthorized Preferred Stock) 0, Shares Issued and Outstanding at December 31(Note 14)	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,600,274, Shares Issued and Outstanding at December 31, Respectively	263,600	263,600
Additional Paid-in Capital	19,141,802	17,665,941
Accumulated (Deficit)	(22,589,563)	(18,032,430)
Subscriptions Receivable (Note 18)	(227,336)	(227,336)

Total Stockholders’ Equity	(3,411,497)	(330,225)

Total Liabilities and Stockholders’ Equity	$9,192,182	$8,408,825

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional	Accumulated	Preferred Stock		Subscriptions
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Receivable	Total

Balance — December 31, 2007	197,973,139	197,972	10,238,589	(9,691,977)	168,500	169	(321,517)	423,236
Exercise of Options	2,450,888	2,451	14,245	—	—	—	—	16,696
Issuance of Common Stock	15,847,517	15,848	2,122,798	—	—	—	—	2,138,646
Exercise of Stock Warrants	1,552,936	1,553	12,033	—	—	—	—	13,586
Stock Issued for Services	444,447	444	66,223	—	—	—	—	66,667
Dividends	—	—	—	(101,100)	—	—	—	(101,100)
Warrants Issued for Services	—	—	66,227	—	—	—	—	66,227
Stock Compensation Expense	—	—	180,298	—	—	—	—	180,298
2008 Net Loss	—	—	—	(4,894,199)	—	—	—	(4,894,199)

Balance — December 31, 2008	218,268,927	$218,269	$12,700,413	$(14,687,276)	168,500	$169	$(321,517)	$(2,089,942)

Exercise of Options	—	—	—	—	—	—	—	—
Issuance of Common Stock from Private Placement of Cash	2,000,000	2,000	298,000	—	—	—	—	300,000
Issuance of Common Stock in IPO	33,790,060	33,790	5,776,867					5,810,657
Conversion of Preferred Stock and Accrued Dividends	7,213,797	7,214	411,815	—	(168,500)	(169)	—	418,860
Conversion of Convertible Debt	2,327,490	2,327	130,546	—	—	—	—	132,873
Repurchase of Fractional Shares	—	—	(2)		—	—	—	(2)
Dividends	—	—	—	(94,730)	—	—	—	(94,730)
Warrants Issued for Services	—	—	—	—	—	—	—	—
Stock Compensation Expense	—	—	274,152	—	—	—	—	274,152
Direct IPO Associated Expense	—	—	(1,912,715)		—	—	—	(1,912,715)
Adjustment of Subscriptions Receivable	—	—	(13,135)	—	—	—	94,181	81,046
2009 Net Loss	—	—	—	(3,250,424)	—	—	—	(3,250,424)

Balance — December 31, 2009	263,600,274	$263,600	$17,665,941	$(18,032,430)	—	$—	$(227,336)	$(330,225)

Warrants Issued for Services	—	—	18,000	—	—	—	—	18,000
Stock Compensation Expense	—	—	243,973	—	—	—	—	243,973
Warrants Issued for Debt Deferrals			119,443					119,443
Warrants Issued for Supplier Line of Trade Credit			58,807					58,807
Warrants Issued for Senior Term Debt			1,035,638					1,035,638
2010 Net Loss	—	—	—	(4,557,133)	—	—	—	(4,557,133)

Balance — December 31, 2010	263,600,274	$263,600	$19,141,802	$(22,589,563)	—	$—	$(227,336)	$(3,411,497)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended
	December 31,
	2010	2009	2008

Sales of Products	$11,044,057	$10,961,235	$10,941,181
Sales of Engineering Services	1,211,357	924,863	1,548,703

Total Sales	12,255,414	11,886,098	12,489,884
Cost of Sales — Products	7,987,702	7,157,573	7,769,916
Cost of Sales — Engineering Services	465,067	451,518	1,018,989

Total Cost of Sales	8,452,769	7,609,091	8,788,905

Gross Profit	3,802,645	4,277,007	3,700,979
Operating Expenses:
Research and Development	2,038,613	2,217,627	3,366,518
Selling and Marketing	2,286,475	2,143,628	2,128,625
General and Administrative	2,860,585	2,354,573	2,299,685
Depreciation and Amortization	444,358	522,457	510,133
Impairment of Patents and Trademarks	49,956	—	—

Total Operating Expenses	7,679,987	7,238,285	8,304,961
Loss from Operations	(3,877,342)	(2,961,278)	(4,603,982)

Other Income (Expense)
Interest and Other (Expense) Income	228	63	188
Foreign Exchange Gain (Loss)	(22,919)	(22,226)	(24,216)
Interest Expense	(433,116)	(297,200)	(260,977)
Warrants Issued for Term Debt and Loan Deferrals	(209,045)	—	—

Total Other Income (Expense)	(664,852)	(319,363)	(285,005)

Loss Before Provision for Income Taxes	(4,542,194)	(3,280,641)	(4,888,987)
Provision (Benefit) for Income Taxes (Note 14)	14,939	(30,217)	5,212

Net Loss	$(4,557,133)	$(3,250,424)	$(4,894,199)

Basic and Diluted Loss per Share	$(0.0173)	$(0.0151)	$(0.0240)
Weighted-average Shares Outstanding — Basic and Diluted	263,600,274	221,469,554	207,710,498

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2010	2009	2008

Cash Flows from Operating Activities
Net Loss	$(4,557,133)	$(3,250,424)	$(4,894,199)
Non-Cash Adjustments
Depreciation and Amortization	444,358	522,458	510,133
Impairment of Patents and Trademarks	49,956	—	—
Stock-Based Compensation Expense	243,973	274,152	180,298
Non-Cash Compensation	—	81,046	—
Stock Issued for Services	—	—	66,667
Warrants Issued for Services	18,000	—	66,227
Warrants Issued for Debt Restructuring and Supplier Line of Credit	203,509	—	—
Amortization of Senior Term Debt Discount	5,536	—	—
(Increase) Decrease in Operating Assets
Accounts Receivable	87,845	(33,139)	1,494,613)
Inventories	(789,028)	(652,315)	(322,856)
Prepaid Income Taxes	—	130,130	—)
Prepaid Expenses and Other Assets	(117,626)	198	67,135)
Increase (Decrease) in Operating Liabilities
Accounts Payable	191,429	(826,907)	733,691
Long Term Portion of Trade Payables	—	1,746,000	—
Accrued Expenses	88,832	214,006	14,088)
Customer Deposits	1,118,921	(559,006)	683,040)
Income Taxes Payable	5,508	(32,820)	5,187
Accrued Interest	161,510	124,498	110,527

Net Cash Flows Used in Operating Activities	(2,844,410)	(2,261,123)	(1,285,449)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(150,548)	(337,862)	(424,166)
Investments in Patents and Trademarks	(85,491)	(134,594)	(125,638)

Net Cash Used in Investing Activities	(236,039)	(472,456)	(549,804)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(82,067)	(24,183)	123,890)
Issuance of Common Stock	—	6,110,657	2,138,646
Repayment of Capital Leases	(79,771)	(125,291)	(98,702)
Exercise of Stock Options	—	—	16,696
Exercise of Stock Warrants	—	—	13,586
Repurchase of Fractional Shares	—	(2)	—
Direct IPO Associated Costs	—	(1,912,715)	—
Repayment of Notes Payable	(796,417)	—	—
Proceeds from Notes Payable	175,000	246,417	—
Proceeds from Senior Secured Term Debt	4,000,000	120,500	95,000

Net Cash Flows Provided by Financing Activities	3,216,745	4,415,383	2,289,116

Net Increase (Decrease) in Cash and Cash Equivalents	136,296	1,681,804	453,863)
Cash and Cash Equivalents — Beginning of Year	2,500,523	818,719	364,856

Cash and Cash Equivalents — End of Year	$2,636,819	$2,500,523	$818,719

Supplemental Disclosures
Interest Paid	249,073	172,533	149,214
Interest Accrued Converted into Common Stock	—	57,874	—
Income Tax Credit (Refund)	—	(164,214)	—
Income Taxes Paid	9,431	36,687	425

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	86,528	12,924	89,833
Dividends Declared but Not Paid	—	94,730	101,100
Debt Converted to Equity	—	75,000	—

Non-Cash Financing Transactions
Conversion of Preferred Shares and Accrued Dividends	—	418,860	—
Conversion of Convertible Debt and Interest	—	132,874	—
Debt Discount recognized on Senior Secured Term Debt	(1,010,379)	—	—

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

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”

Shipments to customers outside of the United States approximated 20%, 16% and 20% of sales in 2010, 2009 and 2008, respectively. No single international country represented more than 10% of revenues. The Company does not maintain significant amounts of long-lived assets outside of the United States other than tooling held by its third party manufacturers, primarily in China.

The Company has at times had a concentration of sales to the U.S. government and they amounted to approximately 5%, 2% and 12% of sales in 2010, 2009 and 2008, respectively. Accounts receivable from the U.S. government accounted for 9% and nil% of accounts receivable at 2010 and 2009, respectively. Another customer, who is also a minority stockholder, represented 17%, 42%, and 20% of sales in 2010, 2009 and 2008, respectively.

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

For cash management purposes, the Company concentrates its cash holdings in two accounts at the JP Morgan Chase Bank. The balance in these accounts may exceed the federally insured limit of $250,000 per customer by the Federal Deposit Insurance Corporation in case of bank failure. At December 31, 2010 and 2009, the Company had $2,231,354 and $2,141,915 in excess of the insurance limit at this bank.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for Future Warranty Costs

Warranty costs are accrued, to the extent that they are not recoverable from third party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. The Company’s products are covered by standard warranty plans that extend normally 12 months to 24 months from the date of product shipment. The Company provides for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience of warranty claims and costs. As of December 31, 2010, the Company’s provision for future warranty claims was $99,257 compared to $258,476 as of December 31, 2009, with the decrease attributable primarily to reduced product return experience from customers.

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

Long-Lived Assets

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2010, an impairment charge of $49,956 was recorded related to abandoned patents and trademarks. No impairment charges were recorded in 2009 or 2008.

Research and Development

Research and development costs, are expensed as incurred consistent with the guidance of FASB ASC Topic 730, “Research and Development,” and include employee related costs, office expenses, third party design and engineering services, and new product prototyping costs.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively, in accordance with FASB ASC Topic 605-45, “Revenue Recognition – Principal Agent Consideration”, “Accounting for Shipping and Handling Fees and Costs.”

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and marketing” in the Consolidated Statements of Operations. Advertising expense amounted to $771,132, $703,306 and $1,009,992 for 2010, 2009 and 2008, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740-10, “Income Taxes.” Accordingly, the Company provides deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur.

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

Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value of those awards. The Company elected to not account for any stock options granted prior to December 31, 2005 which had unrecognized compensation expense at January 1, 2006, and has instead applied it to only new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated. In all cases the Company used the fair market value of our common stock on the date of each option grant was determined based on last most recent cash sale of common stock in an arm’s length transaction with an unrelated third party when we were private and since the Company became public in January 2010, our market price on the TSX Venture Exchange. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of FASB ASC Topic 718, stock-based compensation expense associated with stock option grants of $243,973, $274,152 and $180,298 was recorded in 2010, 2009 and 2008 respectively.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on ASC 605-25 “Revenue Recognition - Multiple-Deliverable Revenue Arrangement” became effective beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

In January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements)”, which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by SFAS No. 157 (FASB ASC 820), Fair Value Measurements. Entities will also need to provide a reconciliation of purchases, sales, issuance, and settlements of anything valued with a Level 3 method, which is used to price the hardest to value instruments. The guidance is effective for any fiscal year that begins after December 15, 2009, and it should be used for quarterly and annual filings. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-13, topic 718, Compensation — Stock Compensation, which adds clarification that an employee share-based award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as an equity. This update is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2010. The Company does not expect this to have a material effect on the Company’s financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, topic 310, Receivables, which requires disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. This update will have no effect on the Company’s financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2009 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred annual net losses of $4,557,133 in 2010, $3,250,424 in 2009, and $4,894,199 in 2008 and has an accumulated deficit of $22,589,563 as of December 31, 2010. The Company’s losses in fiscal years 2010, 2009 and 2008 have had a significant negative impact on the Company’s financial position and liquidity.

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

In this regard, management in late December 2010 closed on a Convertible, Senior Secured Term loan in the principal amount of $4,000,000 with a 12% per annum interest rate. No payments of principal are required in first 12 months of the loan and beginning on January 13, 2012, the Company is required to make 24 equal monthly payments of $141,666. A final principal payment of $600,000 is due at the end of the 48-month period or December 23, 2014. In connection with the financing, four existing secured lenders who are currently owed $2,320,980 in principal and accrued interest have agreed to subordinate their security interests in favor of the Senior Term Debt Lender and to extend the period of debt repayments for 24 to 36 months following closing of the Loan transaction.

As described in the Subsequent Event Note 25, On March 22, 2011 the Company entered into an agreement with a bank for $2 million in credit facilities to support on-going working capital needs. The credit facility is an accounts receivable formula based line of credit, or a revolver, which matures on the second anniversary of the signing of the agreement. Under the agreement, the Company may borrow up to 80% of Company’s eligible accounts receivable generated by sales to customers based in the United States only and, in addition, approved international accounts on a case-by-case basis.

Together these new loans and existing debt restructurings have improved the Company’s liquidity position and working capital. The Company’s business plan for fiscal year 2011 reflects a significant improvement in cash flow, including EBITDA profitability levels that will be the minimum requirements of the Senior Term Debt Lenders. However, there is no assurance that the Company will achieve the sales, margin or cash flow contemplated in its business plan.

Note 3 — Accounts Receivable, Net

Accounts receivable consisted of the following:

December 31,	2010	2009

Accounts Receivable	$1,358,905	$1,446,750
Less: Allowance for Doubtful Accounts	—	—

Net	$1,358,905	$1,446,750

Note 4 — Inventories, Net

Inventories consisted of the following:

December 31,	2010	2009

Purchased Parts and Components	$2,626,866	$1,992,894
Work in Process	771,969	926,343
Finished Goods	756,777	508,636
Less: Reserve for Obsolescence	(406,948)	(468,237)

Net	$3,748,664	$2,959,636

Note 5 — Tooling and Equipment, Net

Tooling and equipment consisted of the following:

December 31,	2010	2009

Tooling and Manufacturing Equipment	$1,704,974	$1,849,663
Computers and Software	581,148	496,980
Furniture and Equipment	447,457	380,385

	$2,733,579	$2,727,028
Less: Accumulated Depreciation	(2,171,494)	(2,025,660)

Net	$562,085	$701,368

Total depreciation expense for tooling and equipment for 2010, 2009 and 2008 was $376,359, $462,417 and $455,412, respectively.

Note 6 — Patents and Trademarks, Net

December 31,	2010	2009

Patents and Trademarks	$1,020,887	$1,034,546
Less: Amortization	(244,039)	(275,190)
Less: Impairment Charge	(49,956)	—

Net	$726,892	$759,356

Total amortization expense for patents and trademarks for 2010, 2009 and 2008 was $67,999, $60,040 and $54,720, respectively. The estimated aggregate amortization expense for each of the next five fiscal years is $70,258. We recorded an impairment charge of $49,956 representing cost of $89,151, less accumulated amortization of $39,195 in 2010 and $nil in 2009 and 2008 regarding our abandoned patents and trademarks. The above amounts are net of the above impairment charges.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Lines of Credit

The Company has available a $100,000 line of credit secured by the personal guarantee of an officer of the Company with interest payable at the bank’s prime rate plus 4.24%. The outstanding balance on the line of credit amounted to $96,040, $75,365 and $96,040 at December 31, 2010, 2009 and 2008, respectively. The prime rate at December 31, 2010 was 3.25%.

The Company also has available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on the line of credit amounted to $-0-, $102,742 and $106,250 at December 31, 2010, 2009 and 2008, respectively.

Note 8 — Customer Deposits

Customer deposits represents money the Company received in advance of providing a product or engineering services to a customer. Such deposits are short term in nature as the Company delivers the product or engineering services to the customer before the end of its next annual fiscal period.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

December 31,	2010	2009

Accrued Wages and Related Costs	$68,954	$64,529
Accrued Professional Services	91,000	52,000
Accrued Warranty Obligations	99,257	258,476
Other Accrued Expenses	29,587	24,961

Total	$288,798	$399,966

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for 2010, 2009 and 2008 were as follows:

Accrued Warranty Obligations at December 31, 2008	$106,865
Reductions for Settling Warranties	(172,317)
Warranty Issued During Year	323,928
Adjustments to Pre-Existing Warranties	—

Accrued Warranty Obligations at December 31, 2009	$258,476
Reductions for Settling Warranties	(220,571)
Warranty Issued During Year	152,194
Adjustments to Pre-Existing Warranties	(90,842)

Accrued Warranty Obligations at December 31, 2010	$99,257

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services rendered prior to 2007 that remain outstanding. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, which effective 2009 and onwards compounds annually due to its continuing deferral post the Company’s IPO. Interest expense related to accrued compensation amounts to $60,912, $48,436, $35,608 for the years ended December 31, 2010, 2009 and 2008, respectively. Total accrued interest on the accrued compensation was $268,467 and $208,789 as of December 31, 2010 and 2009, respectively and these amounts are included in Accrued Interest, under the Long-Term Liabilities portion of the consolidated balance sheet.

Note 11 — Long-Term Debt

Long-term debt consisted of the following at December 31:

December 31,	2010	2009

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	215,500	215,500
Convertible, Senior Secured Term Debt. The principal is subject to a fixed repayment schedule beginning in December 2011 through to December 2014, bears interest at 12% and are unsecured. The loan is secured by a first security position in all the assets of the Company and all existing lenders at the time of funding subordinated their security interest to this debt holder	4,000,000	—
Unamortized debt discount related Warrants issued pursuant to Senior Term Debt net of $5,536 in recognized interest expense in 2010.	(1,004,843)
Long-term secured deferred trade payable	1,746,000	1,746,500
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	125,000	—
Convertible Notes payable bearing interest at 10% and is secured by all the assets of the Company	—	500,000
Notes Payable bearing interest at 18%. Payable to related parties – see Note 24		246,417

	$5,290,865	$2,917,625
Less: Amount Due Within One Year	797,410	961,917

Amount Due After One Year	$4,493,455	$1,955,708

The aggregate maturities for all long-term borrowings as of December 31, 2010 are as follows:

2011	2012	2013	2014	Thereafter	Total

$797,410	$2,348,782	$1,606,974	$1,333,334	$209,209	$6,295,708

Aggregate maturities reflect future cash principle payments exclusive of non-cash amortization discount.

The Convertible, Senior Secured Term Debt in the principal amount of $4,000,000 accrues interest at a rate of 12% per annum, payable semi-annually commencing June 23, 2011. No payments of principal are required in first 12 months of the loan and beginning on January 13, 2012, the Company is required to make 24 equal monthly payments of $141,666. A final principal payment of $600,000 is due at the end of the 48-month period or December 23, 2014.

The Company issued to the Senior Secured Term Debt Lender warrants to purchase up to 40,000,000 Common Shares (the “Warrants”), at an exercise price of $0.09965 per share, at any time prior to December 23, 2014. The fair value of these Warrants, $1,010,379 is reflected as a discount against the loan amount, net of amortization in 2010 of $5,536.

The maximum number of Common Shares that may be issued pursuant to: (i) the exercise of Warrants; and (ii) the conversion of principal and interest owing under the Loan, shall not exceed 46,517,695 Common Shares.

The Senior Secured Term Debt agreement contained certain covenants, including the maintenance of minimum cash levels of $500,000 or unused operating lines of an equivalent amount and positive EBITDA operating results. Beginning with the quarter ending March 31, 2011, the Company is required to achieve positive EBITDA operating results each quarter, starting at nil and increasing to $1,000,000 per quarter over the term of the Loan. The Senior Secured Term Debt Lender is also entitled to appoint two new board members to the Company’s board of directors, subject to the mutual agreement upon suitable candidates and regulatory approval. The Senior Secured Term Debt also contained certain penalties if the Company was unable to obtain if the Company does not enter into a working line of credit secured by Accounts Receivable and Inventory of not less than $1,000,000 nor more than $2,000,000, within 90 days. The Company was successful in securing a operating a facility as described in Note 25 – Subsequent Events and thereby avoided the penalty.

Included in the Long-Term Debt amounts noted above are Long-term secured deferred trade payables representing amounts owed to two suppliers of the Company for component purchases in 2009 that have been deferred and remain outstanding. The principal amount of $1,746,000 was originally due and payable on January 15, 2011. However as part of the Company’s debt restructuring pursuant to the Senior Secured Term Debt mentioned above, the two suppliers agreed to extend the period of repayment for 24 and 36 months respectively, inclusive of accrued interest, with monthly equal blended payments commencing January 15, 2011. The deferred trade payables are secured by all of the assets of the Company and interest on the outstanding balances is payable at 12% per annum commencing from December 23, 2010. Previously the interest rate was 10% per annum. In the event the Company consummates an new equity financing that results in gross proceeds of at least US$10,000,000 then the Company must, subject to regulatory approvals apply not less than 50% of the proceeds from the such equity financings to the prompt payment of the Long-term deferred trade payable.

As partial compensation for subordination and postponement, the Long-term deferred trade payable creditors and two existing note holders, together owed $2,320,980 with accrued interest, were issued warrants to purchase an aggregate of 4,612,666 Common Shares, with an exercise price of US$0.09965 per share. The Warrants are exercisable until the earlier of the maturity date of the indebtedness owing to the applicable creditor or 5 years from the closing date.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Capital Lease Obligations

The Company maintains equipment held under capital lease obligations due in monthly installments ranging from $62 to $2,811 including interest at rates ranging from 0.00% to 20.08%. The related equipment is collateral to the leases. Final payments are due through October, 2013.

December 31,	2010	2009

Total Principal Payments	$201,594	$194,837
Less: Amount Due Within One Year	(99,523)	(100,661)

Amount Due After One Year	$102,071	$94,176

Annual requirements for retirement of the capital lease obligations are as follows:

December 31,	Amount

2011	$138,320
2012	90,150
2013	32,994
2014	—

Total Minimum Lease Payments	$261,464
Less: Amount Representing Interest	(59,870)

Present Value of Minimum Lease Payments	$201,594

The following is a summary of assets held under capital leases:

December 31,	2010	2009

Tooling and Manufacturing Equipment	$137,334	$140,637
Computers and Software	200,744	184,604
Furniture and Equipment	51,543	91,893

	$389,621	417,134
Less: Accumulated Depreciation	(251,150)	(239,432)

Net	$138,471	$177,702

Depreciation expense related to the assets under capital lease amounted to $75,605, $104,527 and $204,739 for years ended December 31, 2010, 2009 and 2008, respectively.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

The Company files U.S. federal, and U.S. state tax returns. At December 31, 2010, the Company had unrecognized tax benefits totaling $4,244,000, of which would have a favorable impact on our tax provision (benefit), if recognized.

Pre-tax earnings consisted of the following for the years ended December 31, 2010, 2009 and 2008:

December 31,	2010	2009	2008

Total Pre-Tax (Loss) Earnings	$(4,360,144)	$(3,280,641)	$(4,888,987)

The provision (benefit) for income taxes was as follows:

December 31,	2010	2009	2008

Current Income Tax Provision (Benefit)
Federal	$—	$—	$—
State	14,939	3,867	5,212
State Tax Credit Refund	—	(34,084)
Net Change in Liability for Unrecognized Tax Benefits	—	—	—
	$14,939	$(30,217)	$5,212
Deferred Provision (Benefit)	—	—	—

Total Provision (Benefit)	$14,939	$(30,217)	$5,212

A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

December 31,	2010	2009	2008

Federal Income Tax at Statutory Rate	34.0%	34.0%	34.0%
State Tax Provision, Net of Federal Benefit	—	—	—
Meals and Entertainment	(0.3)%	(0.3)%	(0.3)%
Stock Compensation Expense	(2.0)%	—	(1.3)%
Research and Development Credits	(0.4)%	(0.9)%	(2.1)%
Other	—	—	—

Effective Tax Rate	31.3%	30.3%	30.3%
Change in Valuations Allowance	(31.3)%	(30.3)%	(30.3)%

Net Effective Tax Rate	0.0%	0.0%	0.0%

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

December 31,	2010	2009
Assets
Current
Inventory and Inventory Related Items	$72,000	$70,000
Bad Debt and Note Receivable Reserves	—	—
Warranty Reserves	15,000	39,000
Accrued Interest	61,000	46,000
Non-Current
Net Operating Loss Carryforwards	2,796,000	2,177,000
Accrued Compensation	97,000	108,000
Tax Credit Carryforwards	1,270,000	1,209,000
Depreciation	11,000	10,000

Total Gross Deferred Tax Assets	$4,322,000	$3,659,000
Valuation Allowance — 100%	(4,322,000)	(3,659,000)

Total Net Deferred Tax Assets	$—	$—

Liabilities
Current
Patent costs	$66,000	$—

Total Gross Deferred Tax Liabilities	66,000	—
Valuation Allowance — 100%	(66,000)	—

Total Net Deferred Tax Liability	$—	$—

Net Deferred Tax	$—	$—

December 31,	2010	2009

Net Current Deferred Tax Assets	$—	$—
Net Long-Term Deferred Tax Assets	$—	$—

In 2010 and 2009, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $18,500,000 at December 31, 2010 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carryforwards, $1,272,000 expire between 2017 and 2018, if not utilized.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the valuation allowance account for 2010 and 2009:

Balance, December 31, 2008	$2,962,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	453,000
Federal Tax Credits	82,000
State Research and Development Tax Credits	162,000

Balance, December 31, 2009	$3,659,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	536,000
Federal Tax Credits	52,000
State Research and Development Tax Credits	9,000

Balance, December 31, 2010	$4,256,000

Note 14 — Preferred Stock

Preferred stock

Shares of undesignated preferred stock may be issued in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 500,000 shares of preferred authorized was authorized as of December 31, 2010 and 0 shares were issued or outstanding on that date and on December 31, 2009. There were no preferred dividends owing on December 31, 2010 or 2009.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Stock Split

Effective July 16, 2008, the Company effected a stock split of its common stock whereby each one share of Common Stock, par value $0.001 per share, of the Company’s outstanding stock were reclassified and changed into eight shares of Common Stock, par value $0.001 per share.

The stock split affected the shares outstanding and pricing for convertible debt, stock subscriptions, incentive stock options, stock warrants and stockholders’ equity disclosures. All share and per-share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been adjusted to apply the effect of the forward stock split (eight-for-one) in 2008.

Note 16 — Stock Warrants and Agent Options

During 2010, the Company issued warrants to purchase 4,891,378 shares of common stock to lenders for deferringtheir Long-Term Notes Payable and Long-Term Secured Deferred Trade Payable; 1,111,110 warrants for the issuance of a trade revolving line of credit with a supplier; 40,000,000 warrants to the lender of the Company’s new Senior Secured Term Debt, and 1,000,000 warrants to purchase shares of common stock to the financial advisor on the Term Debt transaction.

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

The exercise prices range from $0.00875 to $0.2334 per share. During 2008, 1,552,936 warrants were exercised at a price of $.00875 per share.

The following table shows the various changes in warrants for the years December 31, 2010 and 2009.

December 31,	2010	2009

Warrants Outstanding, Beginning of Year	19,067,194	4,998,771
Exercised During the Year	—	—
Issued During the Year	47,002,488	16,590,079
Forfeited During the Year	(464,896)	(2,521,656)

Warrants Outstanding, End of Year	65,604,786	19,067,194

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The outstanding warrants as of December 31, 2010 expire from April 30, 2011 to December 31, 2015. The weighted average remaining contractual term on the warrants is 3.4 years. The weighted average exercise price is $0.1440 per share.

Note 17 — Stock Option Plans

The Company has the following Stock Option Plans (the “Plan”) that allow for the granting of both statutory incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The exercise price per share subject to an option is determined by the administrator, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant and in the case of a non-statutory stock option must not be less than 100% of the fair market value of a share of our common stock on the date of grant.

	2007 Plan	2009 Plan	Total
Outstanding as of December 31, 2010	14,235,674	1,200,000	15,435,674
Available for future issuance under plan	—	35,800,000	35,800,000
Totals authorized by plan	14,235,674	37,000,000	51,325,674

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the two years ended December 31, 2009:

		Weighted
	Number of	Average Exercise	Exercise Price
	Shares	Price	Range

Outstanding at December 31, 2008	13,079,014	$0.0914	$0.0061 – $ 0.2334
Granted	3,535,940	$0.1676	$0.15 – $ 0.20
Exercised	—	$—	$—
Expired or Forfeited	(729,376)	$0.1996	$0.15 – $ 0.2334

Outstanding at December 31, 2009	15,885,578	$0.0914	$0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(449,904)	$0.1608	$0.0087 – $ 0.2334

Outstanding at December 31, 2010	15,435,674	$0.1182	$0.0061 – $ 0.2334

As of December 31, 2010, there were 13,058,214 options that were fully vested and exercisable at weighted average exercise price of $0.1182 per share. The weighted average remaining contractual term on the vested options is 5.0 years.

The unvested balance of  2,377,234 options as of December 31, 2010, are exercisable at a weighted average exercise price of $0.1659 per share. The weighted average remaining contractual term on the vested options is 8.2 years.

The following tables summarize stock option information at December 31, 2010:

Total Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	2,972,328	1.6	$0.0076
$0.0227 to $0.0289	3,560,702	2.9	$0.0249
$0.1500 to $0.2000	5,437,972	8.0	$0.1686
$0.2100 to $0.2334	3,464,672	5.2	$0.2301

	15,435,674	5.0	$0.1182

Exercisable Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	2,972,328	1.6	$0.0076
$0.0227 to $0.0289	3,560,702	2.9	$0.0249
$0.1500 to $0.2000	3,095,738	7.8	$0.1714
$0.2100 to $0.2334	3,429,447	5.2	$0.2300

	13,058,214	4.4	$0.1096

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	—	—	$—
$0.0227 to $0.0289	—	—	$—
$0.1500 to $0.2000	2,342,234	8.3	$0.1649
$0.2100 to $0.2334	35,225	6.2	$0.2334

	2,377,460	8.2	$0.1659

There were no options granted in 2010. The weighted average fair value of options granted during 2009 was $0.1676 with an aggregate value of $787,891. The weighted average fair value of options granted during 2008 was $0.1828 with an aggregate total value of $224,020.

Cash received from option exercises in 2010, 2009, and 2008, amounted to $0, $0 and $16,696, respectively. All of the shares issued out of common stock.

With respect to any non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date.

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2010, 2009 and 2008:

December 31,	2010	2009	2008

Stock-Based Compensation Expense:
Stock Options	$243,973	$274,152	$180,298
Income Tax Benefit	—	—	—

Net Decrease in Net Income	$243,973	$274,152	$180,298

Decrease in Earnings Per Share:
Basic and Diluted	$0.0009	$0.0012	$0.0008

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the detailed assumptions used to compute the fair value of stock options granted during 2010, 2009 and 2008:

December 31,	2010	2009	2008

Expected Term (Years)	N/A	6.25 years	6.25 years
Volatility	N/A	58.2%	60.9%
Risk Free Interest Rate	N/A	2.95%	4.39%

FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $203,461 as of December 31, 2010, relating to a total of 2,377,460 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.5 years.

Note 18 — Stock Subscriptions Receivable

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

Note 19 — Commitments

The Company leases office and manufacturing space under an operating lease that expired on December 31, 2009. The manufacturing facility was leased on a calendar year term, and subsequently month to month. It requires monthly payments of $4,200 plus insurance, taxes and common charges.

The Company leases office space under an operating lease that expired in June 2010 which required monthly payments of $3,819 plus insurance, taxes and common charges. We intend to renew the lease on substantially the same terms until June 2012 and for now the lease is running month to month at the same rate.

On June 1, 2007 the Company acquired an operating lease for additional office space. The lease expired on June 30, 2010 and it required monthly payments of $3,973 plus insurance, taxes and common charges. We intend to renew the lease on substantially the same terms until June 2012 and for now the lease is running month to month at the same rate.

Rent expense for the years ended December 31, 2010, 2009 and 2008 totaled $200,501, $200,358, and $178,657, respectively.

Future minimum payments required under operating lease obligations are as follows:

		Total Minimum
2011	2012	Lease Payments

$120,066	$22,914	$142,980

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 21 — Litigation

The Company is not subject to any legal proceedings or claims at the current time. The Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during 2010 or 2009 was not material to the Company’s financial position, results of operations or cash flows.

Note 22 — Product Revenue

The following table represents the Company’s total sales for 2010, 2009 and 2008 classified by product category:

December 31,	2010	2009	2008

Consumer Video Eyewear	$6,244,786	$4,940,815	$4,543,960
Defense Products	4,799,271	6,020,420	6,397,221
Engineering Services	1,211,357	924,863	1,548,703

Total	$12,255,414	$11,886,098	$12,489,884

Note 23 — Concentrations

For 2010, 2009, and 2008, one customer accounted for approximately 17%, 42%, and 20% of sales, respectively and sales to the U.S. government accounted for approximately 5%, 2% and 12%, respectively.

Accounts receivable from the U.S. government accounted for 9%, and nil% of accounts receivable at December 31, 2010 and 2009, respectively.

Note 24 — Related Party Transactions

During 2010, $2,039,052 and $ 1,595,821 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $nil of the accounts receivable balance and $395,842 of the accounts payable balance at December 31, 2010 and $377,340 of the Long Term Portion of Deferred Trade Payable balance and $368,660 of the Current Portion of Deferred Trade Payables.

During 2010, the Company’s President and CEO, who is owed an aggregate of $258,658 by the Company in respect of advances made to the Company, was  issued warrants to purchase 1,034,633 Common Shares in consideration for the subordination and postponement of amounts owing to him as part of a secured loan, see Note 12 for further details.

During 2009, $5,023,429 and $1,076,072 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $nil of the accounts receivable balance and $nil of the accounts payable balance at December 31, 2009 and $746,500 of the Long Term Portion of Deferred Trade Payable balance.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, $2,472,824 and $827,307 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $90,606 of the accounts receivable balance and $ nil of the accounts payable balance at December 31, 2008.

Included in long-term debt is a note payable to an officer of the Company. Interest expense related to the note payable amounted to $26,709, $24,773 and $16,737 for the years ended December 31, 2010, 2009 and 2008. Total accrued interest on the note payable was $151,360 as of December 31, 2010. See Note 12 for details.

Included in long-term debt in 2008 and most of fiscal 2009, prior to the Company’s IPO, there were bridge loans payable and convertible notes payable to related parties, minority stockholders owning less than 1% of the Company. Total accrued interest related to these loans payable amounted to $57,874, $48,717 and $40,085 for the years ended December 31, 2010, 2009 and 2008, respectively. The entire $57,874 in accrued interest was converted pursuant to the Company’s IPO in December 2009.

The Company has accrued compensation owed to officers of the Company. Interest expense related to accrued compensation amounts to $60,912, $48,436 and $35,608 for the years ended December 31, 2010, 2009 and 2008, respectively. Total accrued interest on the accrued compensation was $268,467 as of December 31, 2010. See Note 10 for details.

Included in current liabilities as of December 31, 2009 are $246,417 of Notes Payable borrowed from four individual lenders ($150,000 from two employee shareholders of the Company, $46,417 from a director, and $50,000 from an external shareholder who owns 1.7% of the Company). The notes bear interest at an annual rate of 18.0% and were all due as of December 31, 2009. The Company repaid these notes in January 2010 from the proceeds of its IPO.

Note 25 — Subsequent Event

On March 22, 2011 the Company entered into an agreement with Bridge Bank National Association for $2 million in credit facilities to support on-going working capital needs. The credit facility is an accounts receivable formula based line of credit, or a revolver, which matures on the second anniversary of the signing of the agreement. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States only and, in addition, approved international accounts on a case-by-case basis.  Bridge Bank has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which a second lien has been granted.  All secured debt is subordinated to the Bridge Bank facility.

The borrowing rate for the facility is the Bridge Bank Prime Rate, which was upon closing 3.25%, plus 1.25% or 4.50%, with a floor of 3.25%.  Interest is payable monthly and principal is due at maturity. On Closing and on the first anniversary of the Closing Date, a Facility Fee equal to $10,000 is to be paid to Bridge Bank. Also, in addition to a one time commitment fee of $10,000, which was paid upon execution of the loan documentation and on the one year anniversary, the Company will be required to pay $20,000 to Bridge Bank, or 1% of the revolver commitment, should there be a liquidity event such as a merger, acquisition or secondary equity public offering.

The Company must maintain an asset coverage ratio (ACR) of at least 1.5 to 1.00 on a monthly basis at all times, and must also maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, which are measured monthly on a trailing 90 days, not to exceed $150,000, with annual EBITDA to be a minimum of $1 million.  ACR is defined as the sum of unrestricted cash, which the Company hold at Bridge Bank, plus eligible accounts receivable divided by all Bank indebtedness.