Form 10-Q
period 2011-03-31
Vuzix Corp
filed 2011-05-16
CIK 1463972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 16, 2011, there were 263,600,274 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:           Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010

Current Assets
Cash and Cash Equivalents	$812,289	$2,636,819
Accounts Receivable, Net	1,798,168	1,358,905
Inventories, Net (Note 3)	4,173,763	3,748,664
Prepaid Expenses and Other Assets	54,132	158,817

Total Current Assets	6,838,352	7,903,205
Tooling and Equipment, Net	596,822	562,085
Patents and Trademarks, Net	711,941	726,892

Total Assets	$8,147,115	$9,192,182

Current Liabilities
Accounts Payable	$3,658,664	$4,128,842
Lines of Credit (Note 4)	825,000	96,040
Current Portion of Long-term Debt, net of discount	290,133	118,943
Current Portion of Capital Leases	91,255	99,523
Customer Deposits (Note 5)	377,330	1,289,592
Current Portion of Deferred Trade Payables	699,766	691,680
Accrued Expenses (Note 6)	222,336	288,798
Income Taxes Payable	2,425	9,100
Total Current Liabilities	6,166,909	6,722,518

Long-Term Liabilities
Accrued Compensation (Note 8)	695,096	645,096
Long Term Portion of Term Debt, net of discount (Note 9)	3,339,479	3,479,843
Long Term Portion of Deferred Trade Payables (Note 9)	1,050,852	1,233,703
Long Term Portion of Capital Leases	88,798	102,071
Accrued Interest	568,369	420,448

Total Long-Term Liabilities	5,742,594	5,881,161

Total Liabilities	11,909,503	12,603,679

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; (Refer to Note 14 for Series A, Series B and Unauthorized Preferred Stock) 0, Shares Issued and Outstanding at December 31(Note 14)	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,600,274, Shares Issued and Outstanding at March 31 and December 31, Respectively	263,600	263,600
Additional Paid-in Capital	19,211,217	19,141,802
Accumulated (Deficit)	(23,009,869)	(22,589,563)
Subscriptions Receivable (Note 18)	(227,336)	(227,336)

Total Stockholders’ Equity	(3,762,388)	(3,411,497)

Total Liabilities and Stockholders’ Equity	$8,147,115	$9,192,182

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months
	Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)

Sales of Products	$3,838,504	$1,968,824
Sales of Engineering Services	234,605	93,135
Total Sales	4,073,109	2,061,959

Cost of Sales — Products	2,256,062	1,444,536
Cost of Sales — Engineering Services	119,648	57,539
Total Cost of Sales	2,375,710	1,502,075
Gross Profit	1,697,399	559,884
Operating Expenses:
Research and Development	525,722	494,000
Selling and Marketing	504,761	617,186
General and Administrative	684,272	749,664
Depreciation and Amortization	111,098	110,266
Total Operating Expenses	1,825,853	1,971,116
Loss from Operations	(128,454)	(1,411,232)
Other Income (Expense)
Interest and Other (Expense) Income	665	414
Foreign Exchange Gain (Loss)	3,714	(5,174)
Amortization of Senior Term Debt Discount	(62,284)
Interest Expenses	(214,672)	(91,307)
Total Other Income (Expense)	(272,577)	(96,067)
Loss Before Provision for Income Taxes	(401,031)	(1,507,299)
Provision (Benefit) for Income Taxes	19,275	875
Net Loss	(420,306)	$(1,508,174)
Basic and Diluted Loss per Share	$(0.0016)	$(0.0057)
Weighted-average Shares Outstanding — Basic and Diluted	263,600,274	263,600,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities
Net Loss	$(420,306)	$(1,508,174)
Non-Cash Adjustments
Depreciation and Amortization	111,098	110,266
Stock-Based Compensation Expense	69,415	62,022
Amortization of Senior Term Debt Discount	62,284	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(439,263)	649,693
Inventories	(425,099)	(108,788)
Prepaid Expenses and Other Assets	104,685	4,834
Increase (Decrease) in Operating Liabilities
Accounts Payable	(470,180)	(755,422)
Accrued Expenses	(66,462)	(28,691)
Customer Deposits	(912,262)	24,257
Income Taxes Payable	(6,675)	(2,717)
Accrued Compensation	50,000	50,000
Accrued Interest	147,921	54,786

Net Cash Flows Used in Operating Activities	(2,194,844)	(1,447,934)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(128,801)	(29,549)
Investments in Patents and Trademarks	(2,084)	(34,736)

Net Cash Used in Investing Activities	(130,885)	(64,285)

Cash Flows from Financing Activities
Net Change in Lines of Credit	728,960	(12,045)
Repayment of Capital Leases	(21,540)	(27,142)
Repayment of Notes Payable	(206,221)	(746,417)

Net Cash Flows Provided (Used) by Financing Activities	501,199	(785,604)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,824,530)	(2,297,823)
Cash and Cash Equivalents — Beginning of Year	2,636,819	2,500,523

Cash and Cash Equivalents — End of Period	$812,289	$202,700

Supplemental Disclosures
Interest Paid	66,503	36,521
Income Taxes Paid	35,493	3,592

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	7,543	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Vuzix Corporation and Subsidiary (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2010, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2010 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company incurred a net loss of $420,306 for the three months ended March 31, 2011 and has an accumulated deficit of $23,009,869 as of March 31, 2011. The Company’s losses in the current three month period and the prior two fiscal years have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by borrowings of notes and convertible debt and the sales of securities.  There can be no assurance that the Company will be able to borrow or sell securities in the future, which raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

In late December 2010, the Company closed on a Convertible, Senior Secured Term loan in the principal amount of $4,000,000 with interest payable at the rate of 12% per annum. No payments of principal are required in first 12 months of the loan and beginning on January 13, 2012, the Company is required to make 24 equal monthly principal payments of $141,666. A final principal payment of $600,000 is due at the end of the 48-month period or December 23, 2014. Interest is due and payable semi-annually commencing June 23, 2011. In connection with the financing, four existing secured lenders that were owed $2,320,980 in principal and accrued interest have agreed to subordinate their security interests in favor of the Convertible, Senior Secured Term loan and to extend the period of debt repayments for 24 to 36 months following closing of the Loan transaction.

On March 22, 2011 the Company entered into an agreement with a bank for $2 million in credit facilities to support on-going working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis.

Together these new loans and existing debt restructurings have improved the Company’s liquidity position and working capital. The Company’s business plan for fiscal year 2011 projects a significant improvement in cash flow, including EBITDA profitability levels that will be the minimum requirements of the Senior Term Debt Lenders. However, there is no assurance that the Company will achieve the sales, margin or cash flow projected in its business plan.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at March 31, 2010 and December 31, 2010:

	March 31, 2011	December 31, 2010

Purchased Parts and Components	$2,166,396	$2,219,918
Work in Process	819,486	751,794
Finished Goods	1,187,881	776,952

Net	$4,173,763	$3,748,664

Note 4 – Bank Lines of Credit

The Company entered into an agreement with Bridge Bank National Association for $2 million in credit facilities to support on-going working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis.  Bridge Bank has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which a second lien has been granted Bridge Bank.  All secured debt is subordinated to the Bridge Bank facility, except to the extent of the first security interest granted in the Company’s Intellectual Property to the holders of its Convertible, Senior Secured Term Debt.

The borrowing rate for the facility is the Bridge Bank Prime Rate plus 1.25%, with a floor of 3.25%. As of March 31, 2011 the effective interest rate was 4.5%.  Interest is payable monthly and principal is due at maturity. As of March 31, 2011 the loan balance was $825,000.

The Company must maintain an asset coverage ratio (ACR) of at least 1.5 to 1.00 on a monthly basis, and must also maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, which are measured monthly on a trailing 90 days, not to exceed minus $(150,000), with annual EBITDA to be a minimum of $1 million.  ACR is defined as the sum of unrestricted cash, which the Company holds at Bridge Bank, plus eligible accounts receivable divided by all Bank indebtedness.

Note 5 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for customer specific defense products. These deposits range from 20 to 40% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order. During the three months ended March 31, 2011 no additional deposits were received.

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010

Accrued Wages and Related Costs	$71,609	$68,954
Accrued Professional Services	41,000	91,000
Accrued Warranty Obligations	104,277	99,257

Other Accrued Expenses	5,450	29,587

Total	$222,336	$288,798

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2011 were as follows:

March 31, 2011

Accrued Warranty Obligations at December 31	$99,257
Reductions for Settling Warranties	(58,475)
Warranties Issued During Period	63,495
Adjustments to Pre-Existing Warranties	-
Accrued Warranty Obligations at March 31	$104,277

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net loss incurred in the three months ended March 31, 2011 and 2010, the assumed exercise of stock options and warrants and the conversion of debt are anti-dilutive, therefore basic and diluted loss per share are the same for both periods.

Note 8 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding monthly from and after the completion of the Company’s initial public offering. $50,000 in compensation was accrued for the three months ended March 31, 2011 and 2010.

Note 9 — Long-Term Debt

Long-term debt consisted of the following as of:

	March 31,	December 31,
	2011	2010

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	238,028	258,658
Convertible, Senior Secured Term Debt. The principal is subject to a fixed repayment schedule beginning in December 2011 through to December 2014, bears interest at 12%, which is due and payable semi-annually, beginning June 23, 2011. The loan is secured by a first security position in all the Intellectual Property assets of the Company and subordinated first security interest, after our operating bank lender, in all the other assets of the Company	4,000,000	4,000,000
Unamortized debt discount related Warrants issued pursuant to Senior Term Debt net of $62,284 and $5,536 in recognized interest expense in 2011 and 2010.	(942,559)	(1,004,843)
Long-term secured deferred trade payable	1,750,618	1,925,384
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	124,935	135,763

	$5,380,230	$5,524,170
Less: Amount Due Within One Year	989,899	810,623

Amount Due After One Year	$4,390,331	$4,713,547

At the date of deferral, December 23, 2010, accrued interest was reclassified into principal on certain Notes Payable and the Long-term secured deferred trade payable itemized in the above Long-Term Debt table.

Note 10 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

At December 31, 2010, the Company had unrecognized tax benefits totaling $4,244,000, which would have a favorable impact on the Company’s provision (benefit), if recognized.

In the three months ended March 31, 2011 and 2010, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carry forwards total approximately $18,500,000 at March 31, 2011 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,272,000 expires between 2017 and 2018, if not utilized.

Note 11 — Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2011 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2010	65,604,786
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, March 31, 2011	65,604,786

The outstanding warrants as of March 31, 2011 expire from April 30, 2011 to December 31, 2015. The weighted average remaining term of the warrants is 3.2 years. The weighted average exercise price is $0.1440 per share.

Note 12 — Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2011 is as follows.

		Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2010	15,435,674	$0.1182	$0.0061 – $ 0.2334
Granted	5,512,690	$0.1500	$0.1500
Exercised	—	$—	$—
Expired or Forfeited	(125,000)	$0.1500	$0.1500

Outstanding at March 31, 2011	20,823,364	$0.1265	$0.0061 – $ 0.2334

As of March 31, 2011, there were 13,974,121 options that were fully vested and exercisable at a weighted average exercise price of $0.1126 per share. The weighted average remaining contractual term on the vested options is 4.4 years.

As of March 31, 2011 there were 6,849,243 unvested options exercisable at a weighted average exercise price of $0.1500 per share. The weighted average remaining contractual term on the unvested options is 9.2 years.

No cash was received from option exercises for the three months ended March 31, 2011.

Note 13 — Stock-based Compensation Expense

The table below summarizes the impact of outstanding stock options on the results of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010

Stock-based compensation expense:
Stock Options	$69,415	$62,022
Income tax benefit	—	—
Net Decrease in Net Income	$69,415	$62,022

Per share increased in Loss Per Share:
Basic and Diluted	$0.0003	$0.0002

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2011, the Company had approximately $424,851 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.1 years.

Note 14 — Litigation

The Company is not subject to any legal proceedings or claims.

Note 15 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three months ended March31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010

Consumer Video Eyewear	$648,707	$1,225,890
Defense Products	3,189,797	742,934
Engineering Services	234,605	93,135

Total	$4,073,109	$2,061,959

Note 16 — Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on the condensed consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our financial statements included in this quarterly report and our annual report on Form 10-K for the year ended December 31, 2010. In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;

•	carrying value of long-lived assets;

•	valuation of intangible assets;

•	revenue recognition;

•	product warranty;

•	research & development;

•	stock-based compensation; and

•	income taxes.

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

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable, in whole or in part. We have not treated as impaired the value of certain intellectual property, such as patents and trademarks, which were valued (net of accumulated amortization) at $711,941 as of March 31, 2011, because management believes that its value is recoverable.

 We recorded an impairment charge of $49,956 representing cost of $89,151, less accumulated amortization of $39,195 in 2010 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $726,892 as of December 31, 2010.

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

Stock-Based Compensation

Our board of directors approves grants of stock options to employees to purchase our common stock.  A stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a “critical accounting estimate” because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on the TSX-V Exchange.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on the condensed consolidated financial statements.

Key Performance Indicators

We believe that a key indicator for our business is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is at an all time low. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer. Total shipments of night vision electronics module customers for the three months ended March 31, 2011 and 2010 were $1,346,979, and $Nil, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

Sales.   Our sales were $4,073,109 for the first quarter of 2011 compared to $2,061,959 for the same period in 2010. This represents a 97.5% increase for the three month period 2011 as compared to 2010. Our sales from defense products increased to $3,189,797 or 78.3% of our total sales in the first quarter of 2011 compared to $742,934 or 36.0% of total sales in the same period of 2010, an increase of $2,446,863 or 329%. The increase primarily resulted from shipments of $1,346,979 in night vision electronics in the first quarter of 2011 as compared to 2010 when they were Nil and a 110% increase in sales of our Tac-Eye Video Eyewear. Sales from our defense-related engineering programs for the first quarter of 2011, increased to $234,605 or 5.8% of total sales compared to $93,135 or 4.5% of total sales in same quarter 2010. The $141,470 increase resulted from having 2 active programs during the first quarter of 2011 versus only one engineering service program in the same quarter in 2010. Consumer Video Eyewear product sales decreased to $648,707 or 15.9% of total sales for the first quarter of 2011 compared to $1,225,890 or 47.1% of our total sales for the first quarter of 2010. This decrease resulted from delays in the introduction of our new Wrap 1200 Video Eyewear, which was announced in early January and is still not available. Many of our customers appear to be waiting for the new version and not purchasing our current models. Further in first quarter of 2010, we had stronger revenues from the backorder demand for the new products we launched late in the fall of 2009 but had been unable to ship..

Cost of Sales and Gross Profit.   Gross profit increased to $1,697,399 for the first quarter of 2011 from $559,884 for the same period in 2010, a increase of $1,137,516 or 203%. As a percentage of net sales, gross profit increased to 47.1% for the first quarter of 2011 compared to 27.2% for the same period in 2010. This increase was the primarily the result of our higher margin earned on selling our defense products, which were over 78% of total sales versus 36.0% in the prior period.

Research and Development.   Our research and development expenses increased by $31,722 or 6.4% in the first quarter of 2011, to $525,722 compared to $494,000 in the same period of 2010. Expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $504,761 for the first quarter of 2011 compared to $617,186 for the same period in 2010, a decrease of $112,425 or 18.2%. The decreases were mainly attributable to low catalog advertising costs and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $684,272 for the first quarter costs of 2011 as compared to $749,664 for the same period in 2010, a decrease of $65,392 or 8.7%. The lower general and administrative costs related to reduced spending on legal and accounting expenses, which were higher in the same period in 2010 as we had just become a public company.

Depreciation and Amortization.   Our depreciation and amortization expense for the first quarter of 2011 was $111,098 as compared to $110,266 in the same period in 2010.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(272,577) in the first quarter of 2011 compared to $(96,067) in the same period in 2010. The increase in expenses was primarily attributable to interest costs on our new term debt along with $62,284 in costs related to the amortization of senior term debt expense.

Provision for Income Taxes.   The provision for income taxes for the first quarter of 2011 was $19,275 compared to $875 for the same period in 2010. The increase is the result of the commencement of having to pay Japan Branch office tax commencing in 2011.

Net (Loss) and (Loss) per Share.   Our net loss was $(420,306) or $(0.0016) per share in the first quarter of 2011, a decreased loss of $1,087,868, or 72.1%, from $(1,508,174) or $(0.0057) per share in the same period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $812,289 a decrease of $1,824,530 from $2,636,819 as of December 31, 2010.

Operating Activities.   Cash (used in) operating activities was $(2,194,844) in the first quarter of 2011 and $(1,447,934) in the same period in 2010. Changes in non-cash operating assets and liabilities were $(2,017,335) in the first quarter of 2011 and $(112,048) in the same period in 2010. The major non-cash operating items for first quarter of 2011 resulted from a $(470,180) reduction in accounts payable and a $(912,262) reduction in customer deposits, along with increases in accounts receivable of $(439,263) and $(425,099) in inventories.

Investing Activities.   Cash (used in) investing activities was $(130,885) in the first quarter of 2011 and $(64,285) in the same period in 2010. Cash used for investing activities in the first quarter of 2011 related primarily to the purchase of computer equipment additions and tooling. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(2,084) in the first quarter of 2011 and $(34,736) in the same period in 2010.

Financing Activities.   Cash from (used in) financing activities was $501,199 in the first quarter of 2011, whereas in the same period in 2010, our net financing activities used $(785,604). During the first quarter of 2011, the primary source of cash was $728,960 in drawings under our new operating line of credit before payments of $206,224 and $21,540 on Notes payable and Capital leases, respectively.

Capital Resources.   As of March 31, 2011, we had a cash balance of $812,289. We had $56,497 available under our bank lines of credit. The outstanding balance under our line of credit as of March 31, 2011 was $825,000. The bank credit agreements contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with any affiliates, and investments. They also prohibit us from declaring and paying cash dividends without the bank’s prior consent. The credit facility is an accounts receivable formula based line of credit, which matures on March 22. 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis.  Bridge Bank has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which a second lien has been granted.  All secured debt other than that secured by Intellectual Property is subordinated to the bank credit facility.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including Note 2 thereto, and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2010. We have been unable to generate cash flows sufficient to support our operations and have been dependent on term debt financings, equity financings.  There can be no assurance that we will be able to raise cash from those sources in the future. Our independent auditors issued a going concern explanatory paragraph in their reports dated December 31, 2010 and 2009. With our current level of funding and ongoing losses from operations, doubt exists about our ability to continue as a going concern.

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

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to continue our development programs, hire and train additional staff, expand our research and development activities, new product marketing and increased inventory levels. Assuming we are able to increase our sales and achieve our planned gross margins, we anticipate that we will also experience growth in our operating expenses for the foreseeable future. Our future net operating losses, product tooling expenses, and related working capital investments will be the principal use of our cash. In particular, we expect that potentially significant amounts of working capital investments in accounts receivable and inventories that are not offset by corresponding increases in accounts payable will use cash.

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

In late December 2010 we closed on a Convertible, Senior Secured Term loan in the principal amount of $4,000,000 with a 12% per annum interest rate. No payments of principal are required in first 12 months of the loan and beginning on January 13, 2012, the Company is required to make 24 equal monthly payments of principal $141,666. A final principal payment of $600,000 is due on December 23, 2014. Interest is due and payable semi-annually commencing June 23, 2011. In connection with the financing, four existing secured lenders who are currently owed $2,320,980 in principal and accrued interest agreed to subordinate their security interests in favor of the Lender and to extend the period of debt repayments for 24 to 36 months following closing of the Loan transaction.

We also at times rely on credit lines from our key suppliers and customer deposits in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us or customers decline to make advance deposits for their orders, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

On March 22, 2011 the Company entered into an agreement with a bank for $2 million in credit facilities to support on-going working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of eligible North American accounts receivable and, in addition, approved international accounts on a case-by-case basis.

If we meet our 2011 sales forecasts, we plan to follow our business strategy of introducing new and improved products.

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

We anticipate, based on current discussions with our defense customers that some of our expected orders for defense products may be deferred or cancelled due to US Government budget and defense spending cuts. Until the US Government’s longer term deficit and budget plans are finalized we expect to see delays in many areas for our defense products demand. As a result we do not see being able to continue the rate of growth year over year in these products. Additionally we are seeing a faster than expected market demand towards higher resolution portable displays, partially driven by the larger higher resolution products on mobile devices such as the Apple iPad. More customers appear to be stating that they may defer their Video Eyewear purchases until high resolution models are introduced by companies like Vuzix. Management is accessing the impact of this rapidly changing technology market and our ability to get high resolution Video Eyewear products to market within the next year to avoid large sales declines in our existing products.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term or whether we will be able to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These important factors include our financial performance and the other important factors set forth in our annual report on Form 10-K for the year ended December 31, 2010 and in other filings with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2010 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause our actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2010 annual report. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.            Controls and Procedures

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as discussed below, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Interim Report on Internal Control Over Financial Reporting

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of March 31, 2011 because of the material weaknesses set forth below.

During our last fiscal quarter, there were no changes in our internal control over financial reporting. The following is a summary of our material weaknesses as of March 31, 2011:

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

Warranty Reserve

Controls to ensure valuation and adequacy of our warranty reserve were not operating effectively.  Specifically, we do not have an adequate process to properly analyze average length of period of return for use in establishing an adequate reserve.

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

Item 1A.         Risk Factors

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010. The risks discussed in our 2010 annual report could materially affect our business, financial condition and future results. The risks described in our 2010 annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There are no material changes to the Risk Factors described in Item 1A in our 2010 annual report.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – none

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

VUZIX CORPORATION (Registrant)

Date: May 16, 2011	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)