Form 10-Q
period 2011-06-30
Vuzix Corp
filed 2011-08-15
CIK 1463972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53846

VUZIX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3392453
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

75 Town Centre Drive	14623
Rochester, New York
(Address of principal executive offices)	(Zip Code)

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

As of August 15, 2011, there were 263,600,274 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:         Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2011	2010

Current Assets
Cash and Cash Equivalents	$639,376	$2,636,819
Accounts Receivable, Net	1,188,722	1,358,905
Inventories, Net (Note 3)	3,826,389	3,748,664
Prepaid Expenses and Other Assets	64,983	158,817

Total Current Assets	5,719,470	7,903,205
Tooling and Equipment, Net	596,669	562,085
Patents and Trademarks, Net	718,880	726,892

Total Assets	$7,035,019	$9,192,182

Current Liabilities
Accounts Payable	$3,091,067	$4,128,842
Lines of Credit (Note 4)	450,000	96,040
Current Portion of Long-term Debt, net of discount	727,925	118,943
Current Portion of Capital Leases	95,100	99,523
Customer Deposits (Note 5)	895,699	1,289,592
Current Portion of Deferred Trade Payables	793,651	691,680
Accrued Expenses (Note 6)	236,291	288,798
Income Taxes Payable	4,850	9,100

Total Current Liabilities	6,294,583	6,722,518

Long-Term Liabilities
Accrued Compensation (Note 8)	745,096	645,096
Long Term Portion of Term Debt, net of discount (Note 9)	3,184,870	3,479,843
Long Term Portion of Deferred Trade Payables (Note 9)	862,461	1,233,703
Long Term Portion of Capital Leases	93,043	102,071
Accrued Interest	475,478	420,448

Total Long-Term Liabilities	5,360,948	5,881,161

Total Liabilities	11,655,531	12,603,679

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; (Refer to Note 14 for Series A, Series B and Unauthorized Preferred Stock) 0, Shares Issued and Outstanding at June 30, and December 31	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,600,274, Shares Issued and Outstanding at June 30 and December 31, Respectively	263,600	263,600
Additional Paid-in Capital	19,280,631	19,141,802
Accumulated (Deficit)	(23,937,407)	(22,589,563)
Subscriptions Receivable	(227,336)	(227,336)

Total Stockholders’ Equity	(4,620,512)	(3,411,497)

Total Liabilities and Stockholders’ Equity	$7,035,019	$9,192,182

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$1,712,784	$1,870,817	5,551,289	3,839,642
Sales of Engineering Services	615,865	44,542	850,469	137,676

Total Sales	2,328,649	1,915,359	6,401,758	3,977,318

Cost of Sales — Products	989,323	1,497,590	3,245,385	2,947,090
Cost of Sales — Engineering Services	262,662	25,144	382,310	77,718

Total Cost of Sales	1,251,985	1,522,734	3,627,695	3,024,808

Gross Profit	1,076,664	392,625	2,774,063	952,510
Operating Expenses:
Research and Development	534,728	457,864	1,069,449	951,864
Selling and Marketing	406,458	518,066	902,219	1,135,252
General and Administrative	647,493	588,243	1,331,766	1,337,909
Depreciation and Amortization	111,052	113,990	222,149	224,256

Total Operating Expenses	1,699,731	1,678,163	3,525,583	3,649,281

Loss from Operations	(623,067)	(1,285,538)	(751,520)	(2,696,771)

Other Income (Expense)
Interest and Other (Expense) Income	295	330	961	744
Foreign Exchange Gain (Loss)	(5,529)	(4,341)	(1,815)	(9,515)
Amortization of Senior Term Debt Discount	(62,975)	—	(125,259)	—
Interest Expenses	(234,307)	(91,971)	(448,979)	(183,278)

Total Other Income (Expense)	(302,516)	(95,982)	(575,092)	(192,049)

Loss Before Provision for Income Taxes	(925,583)	(1,381,520)	(1,326,612)	(2,888,820)
Provision (Benefit) for Income Taxes	1,956	4,388	21,232	5,263

Net Loss	(927,539)	$(1,385,908)	(1,347,844)	(2,894,083)

Basic and Diluted Loss per Share	$(0.0035)	$(0.0053)	(0.0051)	(0.0110)
Weighted-average Shares Outstanding — Basic and Diluted	263,600,274	263,600,274	263,600,274	263,600,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net Loss	$(1,347,844)	$(2,894,083)
Non-Cash Adjustments
Depreciation and Amortization	222,149	224,256
Stock-Based Compensation Expense	138,829	124,044
Amortization of Senior Term Debt Discount	125,259	—
Accrued Interest Added to Term Debt Principal	240,000	—
Warrants Issued for Credit Line	—	1,798
(Increase) Decrease in Operating Assets
Accounts Receivable	170,183	344,267
Inventories	(77,725)	(17,734)
Prepaid Expenses and Other Assets	93,834	5,211
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,037,776)	(1,023,720)
Accrued Expenses	(52,507)	53,158
Customer Deposits	(393,893)	1,445,787
Income Taxes Payable	(4,250)	(1,817)
Accrued Compensation	100,000	100,000
Accrued Interest	55,030	131,109

Net Cash Flows Used in Operating Activities	(1,768,711)	(1,507,724)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(178,439)	(83,083)
Investments in Patents and Trademarks	(26,022)	(48,497)

Net Cash Used in Investing Activities	(204,461)	(131,580)

Cash Flows from Financing Activities
Net Change in Lines of Credit	353,960	(78,105)
Repayment of Capital Leases	(57,713)	(31,057)
Repayment of Notes Payable	(320,518)	(621,417)

Net Cash Flows Provided (Used) by Financing Activities	(24,271)	(730,579)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,997,443)	(2,369,883)
Cash and Cash Equivalents — Beginning of Year	2,636,819	2,500,523

Cash and Cash Equivalents — End of Period	$639,376	$130,640

Supplemental Disclosures
Interest Paid	235,409	52,169
Income Taxes Paid	25,482	7,080

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	44,261	29,645

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

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2010 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company incurred a net loss of $927,539 for the three months ended June 30, 2011 and has an accumulated deficit of $23,937,407 as of June 30, 2011. The Company’s losses for the first six month period of 2011 and the prior two fiscal years have had a significant negative impact on the Company’s financial position and liquidity.

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

In late December 2010, the Company closed on a Convertible, Senior Secured Term loan in the principal amount of $4,000,000 with interest payable at the rate of 12% per annum (the "Senior Loan"). No payments of principal are required in first 12 months of the loan. Interest is due and payable semi-annually commencing June 23, 2011. Beginning on January 13, 2012, the Company is required to make 24 equal monthly principal payments of $141,666. A final principal payment of $600,000 is due on December 23, 2014. In connection with the Senior Loan, four existing secured lenders that were owed an aggregate of $2,320,980 in principal and accrued interest agreed to subordinate their security interests in favor of the security interest granted to secure the Senior Loan and to extend the period for repayment of their loans for periods ranging from 24 to 36 months following closing of the Senior Loan transaction. The holder of the Senior Loan has agreed to defer payments of $240,000 in accrued interest due in June 2011 and to add that amount to the principal of the Senior Loan, payable upon maturity of the loan on December 23, 2014. The Senior Loan agreement contains certain covenants, including a covenant requiring the Company to meet quarterly and annual EBITDA targets.  The lender waived the Company's compliance with the EBIDTA covenant for the second quarter ended June 30, 2011. If the Company fails to meet its sales and margin forecasts for the remainder of 2011, it may not achieve its quarterly EBITDA covenant targets for the third and fourth quarter of 2011 or its annual target for 2011. It is uncertain whether the lender will waive that covenant in connection with any future failure to meet EBITDA targets.

On March 22, 2011 the Company entered into an agreement with a bank for a $2 million secured credit facility to support on-going working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis. The bank credit agreement contains certain covenants, including a covenant requiring the Company to meet quarterly and annual EBITDA targets and the maintenance of minimum asset coverage ratios. The Company cannot predict with any certainty the amount of credit that will be available to it under this facility at any time or whether the application of that formula will require that the Company repay previous borrowings at any time.

Together these new loans and existing debt restructurings have improved the Company’s liquidity position and working capital. The Company’s business plan for fiscal year 2011 projects an improvement in cash flow, including EBITDA levels that will meet the minimum requirements of the Senior Loan and bank credit facility. However, there is no assurance that the Company will achieve the sales, margin or cash flow projected in its business plan.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Purchased Parts and Components	$2,089,946	$2,219,918
Work in Process	554,673	751,794
Finished Goods	1,181,770	776,952

Net	$3,826,389	$3,748,664

 Note 4 – Bank Lines of Credit

The Company entered into an agreement with a bank for a $2 million credit facility to support its on-going working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis.  The Bank has been granted a first position security interest in all of the Company’s current and future assets, with the exception of Intellectual Property in which its position is second to the lien of the holder of the Senior Loan described in Note 2.  All other secured debt is subordinate to the Bank credit facility.

The borrowing rate for credit the facility is the Bank's Prime Rate plus 1.25%, with a floor of 3.25%. As of June 30, 2011 the effective interest rate was 4.5%.  Interest is payable monthly and principal is due at maturity. As of June 30, 2011 the outstanding loan balance was $450,000.

The loan agreement relating to this facility requires the Company to maintain an asset coverage ratio (ACR) of at least 1.5 to 1.00 on a monthly basis, and it must also maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, which are measured monthly on a trailing 90 days, not to exceed minus $(150,000), with annual EBITDA to be a minimum of $1 million. ACR is defined as the sum of unrestricted cash, which the Company holds at the Bank, plus eligible accounts receivable divided by all Bank indebtedness. The Company was not in compliance with the EBITDA covenant as its losses for the second quarter exceeded minus $(150,000), however the Bank issued a waiver on not meeting the EBIDTA covenant for the second quarter ending June 30, 2011.

Note 5 — Customer Deposits

Customer deposits of $895,699 as of June 30, 2011 represent advance payments made by customers when they place major orders for customer specific defense products. These deposits range from 20 to 40% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order. During the six months ending June 30, 2011 total deposit credits issued were $1,814,694 based on actual product deliveries. During the six months ended June 30, 2011 additional deposits totaling $1,420,801 were received.

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010

Accrued Wages and Related Costs	$66,108	$68,954
Accrued Professional Services	67,667	91,000
Accrued Warranty Obligations	95,669	99,257
Other Accrued Expenses	6,847	29,587

Total	$236,291	$288,798

   The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three and six months ended June 30, 2011 were as follows:

2011

Accrued Warranty Obligations at December 31, 2010	$99,257
Reductions for Settling Warranties	(58,475)
Warranties Issued During Period	63,495
Adjustments to Pre-Existing Warranties	-
Accrued Warranty Obligations at March 31	$104,277
Reductions for Settling Warranties	(50,336)
Warranties Issued During Period	41,728
Adjustments to Pre-Existing Warranties	-
Accrued Warranty Obligations at June 30, 2011	$95,669

Note 7 – Earnings (Loss) Per Share

       Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net loss incurred in the three and six months ended June 30, 2011 and 2010, the assumed exercise of stock options and warrants and the conversion of debt are anti-dilutive, therefore basic and diluted loss per share are reported as being the same for both periods.

Note 8 — Accrued Compensation

   Accrued compensation represents amounts owed to officers of the Company for services. The amount is not subject to a fixed repayment schedule. Interest on the outstanding balances is payable at 8% per annum, compounding monthly from and after the completion of the Company’s initial public offering. A total of $50,000 in compensation was accrued for the three months and $100,000 for the six months ended June 30, 2011.

Note 9 — Long-Term Debt

   Long-term debt consisted of the following as of:

	June 30,	December 31,
	2011	2010

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by a subordinated position in all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	227,976	258,658
Convertible, Senior Secured Term Debt. The principal is subject to a fixed repayment schedule beginning in December 2011 through to December 2014, bears interest at 12% per annum, which is due and payable semi-annually, beginning June 23, 2011. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company's working capital credit line	4,240,000	4,000,000
Unamortized debt discount related to Warrants issued pursuant to Senior Term Debt net of $62,284 and $5,536 in recognized interest expense in 2011 and 2010	(879,584)	(1,004,843)
Long-term secured deferred trade payable	1,656,112	1,925,384
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	115,195	135,763

	$5,568,907	$5,524,170
Less: Amount Due Within One Year	1,521,576	810,623

Amount Due After One Year	$4,047,331	$4,713,547

 On December 23, 2010, an aggregate amount of $2,320,980 in principal and accrued interest on certain current Notes Payable and secured deferred trade payables was deferred and added to Long-term debt and is included in the above table.

  Interest on the Convertible, Senior Secured Term Debt in the amount of $240,000 due June 23, 2011 has been deferred and added to the principal of the loan and is due upon the maturity of the loan on December 23, 2014. The same lender also provided the Company with a waiver on not complying with the debt’s EBIDTA covenant for the second quarter ending June 30, 2011.

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

   In the six months ended June 30, 2011 and 2010, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carry forwards total approximately $19,800,000 at June 30, 2011 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,272,000 expires between 2017 and 2018, if not utilized.

Note 11 — Stock Warrants

   A summary of the changes in outstanding warrants during the six-month period ended June 30, 2011 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2010	65,604,786
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	(133,896)

Warrants Outstanding, June 30, 2011	65,470,890

The outstanding warrants as of June 30, 2011 expire on various dates from December 31, 2011 to May 21, 2015. The weighted average remaining term of the warrants is 2.9 years. The weighted average exercise price is $0.1439 per share.

Note 12 — Stock Option Plans

A summary of stock option activity for the six months ended June 30, 2011 is as follows.

		Weighted
		Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range

Outstanding at December 31, 2010	15,435,674	$0.1182	$0.0061 – $ 0.2334
Granted	5,512,690	$0.1500	$0.1500
Exercised	—	$—	$—
Expired or Forfeited	(302,152)	$0.1230	$0.0289 – $ 0.2334

Outstanding at June 30, 2011	20,646,212	$0.1263	$0.0061 – $ 0.2334

As of June 30, 2011, there were 14,826,119 options that were fully vested and exercisable at a weighted average exercise price of $0.1149 per share. The weighted average remaining contractual term on the vested options is 4.5 years.

As of June 30, 2011 there were 5,820,093 unvested options exercisable at a weighted average exercise price of $0.1500 per share. The weighted average remaining contractual term on the unvested options is 9.0 years.

No cash was received from option exercises for the six months ended June 30, 2011.

The table below summarizes the impact of outstanding stock options on the results of operations for the six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Stock-based compensation expense: - - Stock Options	$69,349	$62,022	$138,829	$124,044
Income tax benefit	—	—	—	—
Net Decrease in Net Income	$69,349	$62,022	$138,829	$124,044

Per share increased in Loss Per Share:

Basic and Diluted	$0.0003	$0.0002	$0.0005	$0.0005

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2011, the Company had approximately $355,502 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.6 years.

Note 13 — Litigation

The Company is not subject to any legal proceedings or claims.

Note 14 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Consumer Video Eyewear	$718,382	$1,002,174	$1,367,089	$2,228,064
Defense Products	994,403	868,643	4,184,200	1,611,578
Engineering Services	615,864	44,542	850,469	137,676

Total	$2,328,649	$1,915,359	$6,401,758	$3,977,318

Note 15 — Recent Accounting Pronouncements

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

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable, in whole or in part. We have not treated as impaired the value of certain intellectual property, such as patents and trademarks, which were valued (net of accumulated amortization) at $718,880 as of June 30, 2011, because management believes that its value is recoverable.

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

Income Taxes

We have historically incurred operating losses for both financial reporting and tax return purposes. Accordingly, we record deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date we have determined that a 100% valuation allowance is required and accordingly no amounts for the value of our deferred tax asset have been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the amount currently recorded, an adjustment of the valuation allowance would increase income to be recognized in the period such determination was made.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result we recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate.

Our deferred tax assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $19,800,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on the condensed consolidated financial statements.

Key Performance Indicators

We believe that a key indicator for our business is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is at an all time low. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer. Total shipments of night vision electronics modules for the three months ended June 30, 2011 and 2010 were $223,321 and $152,625, respectively. Total shipments of night vision electronics modules for the six months ended June 30, 2011 and 2010 were $1,570,301 and $152,625, respectively.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

Sales.   Our sales were $2,328,649 for the second quarter of 2011 compared to $1,915,359 for the same period in 2010. This represents a 21.6% increase for the same three month period in 2011 as compared to 2010. Our sales from defense products increased to $994,403 or 42.7% of our total sales in the second quarter of 2011 compared to $868,643 or 45.4% of total sales in the same period of 2010, an increase of $125,760 or 14.5%. The growth primarily resulted from increased shipments of night vision electronics in the second quarter of 2011 which were $223,321 as compared to $152,625 in the same period of 2010 as well as $99,839 in sales of optics modules as compared to Nil for the same period in 2010. Sales of our Tac-Eye Video Eyewear decreased by $44,775 or 6.3% in the second quarter as compared to the same period in 2010. Sales from our primarily defense-related engineering programs for the second quarter of 2011, increased to $615,864 or 26.4% of total sales compared to $44,542 or 2.3% of total sales in same quarter 2010. The $571,322 increase resulted from commencement of three new engineering programs during the second quarter of 2011 versus only one engineering service program in the same quarter in 2010. Consumer Video Eyewear product sales decreased to $718,382 or 30.8% of total sales for the second quarter of 2011 compared to $1,002,174 or 52.3% of our total sales for the second quarter of 2010.  We believe that the decreased revenues from our consumer products in Japan and the UK resulted from slowed economic growth and natural disasters in these regions and to the fact that many of our customers appear to be waiting for the new Wrap 1200 products and therefore are not purchasing our current products. Offsetting the slowed demand for our general consumer Video Eyewear, is a continued demand for our Augmented Reality (AR) video eyewear products, which were not available in the prior year’s second quarter of 2010.

Cost of Sales and Gross Profit.   Gross profit increased to $1,076,664 for the second quarter of 2011 from $392,625 for the same period in 2010, an increase of $684,039 or 174%. As a percentage of net sales, gross profit increased to 46.2% for the second quarter of 2011 compared to 20.5% for the same period in 2010. This increase was the primarily the result of our higher margin earned on selling our defense engineering services, which were over 26.4% of total sales versus 2.3% in the prior period and the high margins we are currently earning on sales of our AR Video Eyewear.

Research and Development.   Our research and development expenses increased by $76,864 or 16.8% in the second quarter of 2011, to $534,728 compared to $457,864 in the same period of 2010. This increase was primarily the result of ongoing development work on our new Wrap 1200 video eyewear models. Research and development expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $406,458 for the second quarter of 2011 compared to $518,066 for the same period in 2010, a decrease of $111,608 or 21.5%. The decreases were mainly attributable to lower catalog advertising costs and reduced external public relations consulting fees as compared to the prior year, partially as a result of the delay in the introduction of the new Wrap 1200.

General and Administrative.   General and administrative expenses were $647,493 for the second quarter costs of 2011 as compared to $588,243 for the same period in 2010, an increase of $59,250 or 10.1%. The higher general and administrative costs related to increased wages costs, additional spending on legal and accounting expenses as well as increased investor relations outreach as compared to the prior period in 2010.

Depreciation and Amortization.   Our depreciation and amortization expense for the second quarter of 2011 was $111,052 as compared to $113,990 in the same period in 2010. The decrease reflects reduced capital expenditures in the prior year and the achievement of full depreciation of certain tooling and equipment.

Other Income (Expense).   Total other expenses was $(302,516) in the second quarter of 2011 compared to $(95,982) in the same period in 2010. The increase in expenses was primarily attributable to interest costs of $234,307 for the quarter on our new senior debt as compared to interest costs of $91,971 in the prior year’s comparable period, and $62,975 in costs related to the amortization of senior term debt discount.

Provision for Income Taxes.   The provision for income taxes for the second quarter of 2011 was $1,956 compared to $4,388 for the same period in 2010.

Net (Loss) and (Loss) per Share.   Our net loss was $(927,539) or $(0.0035) per share in the second quarter of 2011, a decreased loss of $458,369, or 33.1%, from $(1,385,908) or $(0.0053) per share in the same period in 2010.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

Sales.   Our sales were $ 6,401,758 for the six months ended June 30, 2011 compared to $ 3,977,318 for the same period in 2010. This represents a 61.0% increase. Our sales from defense products increased to $4,184,200 or 65.4% of our total sales in the first six months of 2011 compared to $1,611,578 or 40.5% of total sales in the same period of 2010, an increase of $2,572,622 or 159.6%. A major portion of the increase resulted from $1,570,301 in sales of night vision electronics in the first six-month period of 2011 as compared to sales of $152,625 for those products in the same period of 2010. Of those sales for the first six months of 2011, sales of a new defense night vision display modules that are included in this category were $382,124 for the six month period in 2011 versus Nil in the prior year. Sales of our Tac-Eye video eyewear products, also included in this product category increased to $2,231,776 for the six month period in 2011 as compared to $1,458,953 for the same period in 2010, a 53% increase. Revenues from our defense-related engineering programs for the first six months of 2011, increased to $850,469 or 13.3% of total sales compared to $137,676 or 3.5% of total sales for the same period in 2010. In the first six months of 2010 we had revenues from only one active program whereas in the first six months of 2011 we were working on four programs.  Consumer Video Eyewear product sales decreased to $1,367,090 or 21.4% of total sales for the first six months of 2011 compared to $2,228,064 or 56.0% of our total sales for the same six month period of 2010. We believe that the revenues from our consumer products in Japan and the UK resulted from slowed economic growth and natural disasters in these regions and to the fact that many of our customers may be waiting for our new Wrap 1200 product and therefore not purchasing our current products. Offsetting the slowed demand for our general consumer Video Eyewear, is a continued demand for our Augmented Reality (AR) video eyewear products, which was not available in the first six months of 2010.

Cost of Sales and Gross Margin.   Gross margin increased to $2,774,063 for the first six months of 2011 from $952,510 for the same period in 2010, an increase of $1,821,553. As a percentage of net sales, gross margin increased to 43.3% for the first six months of 2011 compared to 23.9% for the same period in 2010. This increase was primarily the result of higher margin earned on defense engineering services, which were over 13.3% of total sales versus 3.5% in the prior period and the high margins we are currently earning on sales of our new AR Video Eyewear.

Research and Development.   Our research and development expenses increased to $1,069,449 in the first six months of 2011, as compared to $951,864 in the same period of 2010. The $117,585 or 12.4% increase in the 2011 period versus 2010 was primarily the result of ongoing development work on our new Wrap 1200 Video Eyewear models and an enhanced Tac-Eye product model. We expect to introduce both products in the second half of 2011. Research and development expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $902,219 for the first six months of 2011 compared to $1,135,252 for the same period in 2010, a decrease of $233,033 or 20.5%. The decrease was primarily attributable to lower catalog advertising costs and reduced external public relations consulting fees due to delays in our new product introductions.

General and Administrative.   General and administrative expenses were $1,331,766 for the first six months of 2011 as compared to $1,337,909 for the same period in 2010, an decrease of $6,143.

Depreciation and Amortization.   Our depreciation and amortization expense for the first six months of 2011 was $222,149, compared to $224,256 in the same period in 2010. The decrease reflects reduced capital expenditures in the prior year and the achievement of full depreciation during the prior year of certain tooling and equipment.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(575,092) in the first six months of 2011 compared to $(192,049) in the same period in 2010. The increase in expenses was primarily attributable to interest costs of $448,979 for the current period on our new senior debt as compared to interest costs of $183,278 in the prior year’s period. Additionally we amortized as part of interest expense, $125,259 of the new senior term debt discount, whereas in the same period in 2010 the comparable amount was Nil.

Provision for Income Taxes.   The provision for income taxes for the first six months of 2011 was $21,232 compared to $5,263 for the same period in 2010. The balance of each period’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation and branches taxes in Japan.

Net (Loss) and (Loss) per Share.   Our net loss was $(1,347,844) or $(0.0051) per share in the first six months of 2011, a decreased loss of $1,546,239, or 53.4%, from $(2,894,083) or $(0.0110) per share in the same period in 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $639,376 a decrease of $1,997,443 from $2,636,819 as of December 31, 2010.

Operating Activities.   Cash (used in) operating activities was $(1,768,711) for the six months ended June 30, 2011 and $(1,507,724) in the same period in 2010. Changes in non-cash operating assets and liabilities were $(1,147,104) for the six months ended June 30, 2011 and $1,036,261 in the same period in 2010. The major non-cash operating items for the first 6 months of 2011 were a $(1,037,776) reduction in accounts payable and a $(393,893) reduction in customer deposits. In the comparable period for the prior year, the major components resulting in positive changes in non-cash working capital were the receipt of $1,445,787 in new customer deposits and a $344,267 reduction in accounts receivable, net of a $1,023,720 reduction in accounts payable.

Investing Activities.   Cash (used in) investing activities was $(204,461) during the six months ended June 30, 2011 and $(131,580) in the same period in 2010. Cash used for investing activities in the first half of 2011 related primarily to the purchase of computer equipment and tooling additions for the Wrap 1200 product. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(26,022) in the second quarter of 2011 and $(48,497) in the same period in 2010.

Financing Activities.   Cash used by financing activities was $(24,271) during the six months ended June 30, 2011, whereas in the same period in 2010, our net financing activities used $(730,579). During the first six months of 2011, the primary source of cash was $353,960 in draws under our bank operating line of credit before payments of $(320,518) and $(57,713) on Notes payable and Capital leases, respectively.

Capital Resources.   As of June 30, 2011, we had a cash balance of $639,376. We had $287,000 available under our bank lines of credit. The outstanding balance under our line of credit as of June 30, 2011 was $450,000. The bank credit agreement contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with any affiliates, and investments. It also prohibits us from declaring and paying cash dividends without the bank’s prior consent. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis. The maximum borrowings under the bank credit facility is $2,000,000. The lender has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which it has a second position security interest.  All secured debt other than that secured by Intellectual Property is subordinated to the bank credit facility.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including Note 2 thereto, and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2010. We have been unable to generate cash flows sufficient to support our operations and have been dependent on term debt financing and equity financings.  There can be no assurance that we will be able to raise cash from those sources in the future. Our independent auditors issued a going concern explanatory paragraph in their reports for the years ended December 31, 2010 and 2009. With our current level of funding and ongoing losses from operations, doubt exists about our ability to continue as a going concern.

We have the intent and believe that we have the ability to take actions necessary to continue as a going concern, as discussed herein, and accordingly our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the adverse outcome of this uncertainty.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to continue our research and development programs, hire and train additional staff if needed, and undertake new product marketing activities. Assuming we are able to increase our projected sales and achieve our planned gross margins, we anticipate that we will also experience growth in our operating expenses for the foreseeable future. Further future net operating losses, product tooling expenses, and related working capital investments will be the principal use of our cash.

Without successfully achieving our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2011 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures on new products, tooling, R&D, and marketing.  A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels.  If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations.  Any of these actions could harm our business, results of operations and future prospects.  To guard against this risk, we may need to seek additional debt, equity or equity-based financing.  We can give no assurance that we will be able to obtain additional financing on favorable terms or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.  If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

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

The closing in late December 2010 of the Convertible, Senior Secured Term loan of $4,000,000 and the restructuring of $2,320,980 in deferred trade accounts payable and other notes decreased the Company’s material working capital deficiency. On March 22, 2011 the Company entered into an agreement with a bank for up to $2 million in credit facilities to support on-going working capital needs, which matures on March 22, 2013. The credit facility is an accounts receivable formula based line of credit, and our ability to use the credit facility is dependent upon our ability to generate qualifying accounts receivable. There can be no assurance that we will be able to do so.  Under the agreement, the Company may borrow up to 80% of eligible North American accounts receivable and, in addition, approved international accounts on a case-by-case basis. These financings have improved our working capital position. However due to our continued operating losses we have negative working capital. If we meet our 2011 sales and margin forecasts, we expect to achieve our quarterly and annual EBITDA covenant targets with our lenders, but there can be no assurance that we will do so, and, if we do not meet those targets we will require additional waivers from our lenders and there can be no assurance they would provide them.

Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;

•
focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products; the phasing out of our low resolution Video Eyewear models for which we earn a lower gross margin; and the introduction of see-through and new high resolution Video Eyewear;

•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs wherever possible;

•	reducing public relations expenses;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending on Capital items;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions if required; and

•	exploring our options with respect to new debt borrowings and equity financings;

We currently have $3.8 million in open orders for our defense products and ongoing engineering services programs. Most will be fulfilled by the end of 2011. The majority of our orders for consumer products have historically been received in the second half of the year. The delay in the introduction of our new Wrap 1200 Video Eyewear models is resulting in postponements of orders for consumer products and fewer orders for our existing products which we expect may adversely affect our sales in the second half of 2011. Another factor that we expect to adversely affect our sales for consumer products in the second half of 2011 is that orders for such products are generally placed only against our customers' short-term plans so our ability to react to unplanned new orders may be limited due to component and manufacturing lead times.

We will also be affected by the change in market demand which is rapidly moving towards higher resolution portable displays, partially driven by the larger higher resolution displays available on mobile devices such as the Apple iPad. Although our new Wrap 1200 products will better address consumer demand for higher resolution Video Eyewear, we do not intend to introduce our first HD Video Eyewear until the second half of 2012, with that target subject to the availability of working capital for new product tooling and development.

    We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether certain of our operational and strategic initiatives designed to grow our business over the long term  will be limited by the availability of capital.

We cannot make assurances that we will be able to generate sufficient cash flow from operations to service our indebtedness or fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

  Any of these factors could cause our actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2010 annual report. We caution readers to carefully consider such factors. Many of these factors are beyond our control. In addition, any forward-looking statements represent our estimates only as of the date they are made, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of June 30, 2011 because of the material weaknesses set forth below.

During our last fiscal quarter, there were no changes in our internal control over financial reporting. The following is a summary of our material weaknesses as of June 30, 2011:

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

Segregation of Duties

There is limited segregation of duties which could result in a material misstatement in our financial statements. Given our staff levels, certain duties within the accounting and finance department cannot be properly segregated. However, we believe that none of these segregation of duty deficiencies resulted in material misstatement to the financial statements as we rely on certain compensating controls, including periodic review of the financial statements by the Chief Executive Officer, Chief Financial Officer, Audit Committee and Board of Directors.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – none

Purchase of Equity Securities - none

Item 3.         Defaults Upon Senior Securities

None, except those that have been waived, as described above.

Item 4.         Reserved

Item 5.         Other Information

None

Item 6.          Exhibits

Exhibit No	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.DEF*	XBRL Taxonomy Definition Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION
(Registrant)

Date: August 15, 2011	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)