Form 10-Q
period 2011-09-30
Vuzix Corp
filed 2011-11-21
CIK 1463972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 18, 2011, there were 265,245,052 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
Current Assets
Cash and Cash Equivalents	$412,617	$2,636,819
Accounts Receivable, Net	1,376,786	1,358,905
Inventories, Net (Note 3)	3,523,521	3,748,664
Prepaid Expenses and Other Assets	62,586	158,817

Total Current Assets	5,375,510	7,903,205
Tooling and Equipment, Net	782,604	562,085
Patents and Trademarks, Net	742,906	726,892

Total Assets	$6,901,020	$9,192,182

Current Liabilities
Accounts Payable	$3,633,211	$4,128,842
Lines of Credit (Note 4)	452,081	96,040
Current Portion of Long-term Debt, net of discount	5,034,063	810,623
Current Portion of Capital Leases	89,456	99,523
Customer Deposits (Note 5)	774,112	1,289,592
Accrued Interest	128,840	—
Accrued Expenses (Note 6)	374,006	288,798
Income Taxes Payable	200	9,100

Total Current Liabilities	10,485,969	6,722,518

Long-Term Liabilities
Accrued Compensation (Note 8)	795,096	645,096
Long Term Portion of Term Debt, net of discount (Note 9)	501,298	4,713,546
Long Term Portion of Capital Leases	69,796	102,071
Accrued Interest	503,857	420,448

Total Long-Term Liabilities	1,870,047	5,881,161

Total Liabilities	12,356,016	12,603,679

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; (Series A, Series B and Unauthorized Preferred Stock) 0, Shares Issued and Outstanding at September 30, and December 31	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 263,700,274, Shares Issued and Outstanding at September 30 and 263,600,274 at December 31	263,700	263,600
Additional Paid-in Capital	19,366,601	19,141,802
Accumulated (Deficit)	(24,857,961)	(22,589,563)
Subscriptions Receivable	(227,336)	(227,336)

Total Stockholders’ Equity	(5,454,996)	(3,411,497)

Total Liabilities and Stockholders’ Equity	$6,901,020	$9,192,182

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$2,432,892	$2,246,797	$7,984,180	$6,086,439
Sales of Engineering Services	410,396	478,942	1,260,865	616,619

Total Sales	2,843,288	2,725,739	9,245,045	6,703,058

Cost of Sales — Products	1,468,806	1,652,078	4,714,192	4,599,169
Cost of Sales — Engineering Services	291,453	292,952	673,762	370,670

Total Cost of Sales	1,760,259	1,945,030	5,387,954	4,969,839

Gross Profit	1,083,029	780,709	3,857,091	1,733,219
Operating Expenses:
Research and Development	511,277	526,541	1,580,726	1,478,405
Selling and Marketing	414,253	489,607	1,316,472	1,624,859
General and Administrative	663,871	707,501	1,995,637	2,045,409
Depreciation and Amortization	111,052	119,659	333,201	343,915

Total Operating Expenses	1,700,453	1,843,308	5,226,036	5,492,588

Loss from Operations	(617,424)	(1,062,599)	(1,368,945)	(3,759,369)

Other Income (Expense)
Interest and Other (Expense) Income	221	2	1,182	746
Foreign Exchange (Loss)	(185)	(15,099)	(2,000)	(24,614)
Amortization of Senior Term Debt Discount	(63,668)	—	(188,927)	—
Interest Expenses	(233,643)	(106,934)	(682,622)	(290,212)

Total Other Income (Expense)	(297,275)	(122,031)	(872,367)	(314,080)

Loss Before Provision for Income Taxes	(914,699)	(1,184,630)	(2,241,312)	(4,073,449)
Provision (Benefit) for Income Taxes	5,854	2,335	27,086	7,599

Net Loss	(920,553)	(1,186,965)	(2,268,398)	(4,081,048)

Basic and Diluted Loss per Share	$(0.0035)	$(0.0045)	$(0.0086)	$(0.0155)
Weighted-average Shares Outstanding — Basic and Diluted	263,624,718	263,600,274	263,608,333	263,600,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities
Net Loss	$(2,268,398)	$(4,081,048)
Non-Cash Adjustments
Depreciation and Amortization	333,201	343,915
Stock-Based Compensation Expense	223,899	186,066
Amortization of Senior Term Debt Discount	188,927	—
Accrued Interest Added to Term Debt Principal	240,000	—
Warrants Issued for Credit Line	—	5,901
(Increase) Decrease in Operating Assets
Accounts Receivable	(17,881)	805,104
Inventories	225,143	(28,008)
Prepaid Expenses and Other Assets	96,231	(4,848)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(495,630)	(184,745)
Accrued Expenses	85,209	93,260
Customer Deposits	(515,480)	1,138,690
Income Taxes Payable	(8,900)	(907)
Accrued Compensation	150,000	150,000
Accrued Interest	212,249	214,767

Net Cash Flows Used in Operating Activities	(1,551,430)	(1,361,853)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(458,430)	(93,230)
Investments in Patents and Trademarks	(67,048)	(73,733)

Net Cash Used in Investing Activities	(525,478)	(166,963)

Cash Flows from Financing Activities
Net Change in Lines of Credit	356,041	34,393
Exercise of Stock Options	1,000	—
Repayment of Capital Leases	(86,603)	(85,591)
Proceeds from Notes Payable	—	175,000
Repayment of Notes Payable	(417,732)	(746,417)

Net Cash Flows Provided (Used) by Financing Activities	(147,294)	(622,615)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,224,202)	(2,151,431)
Cash and Cash Equivalents — Beginning of Year	2,636,819	2,500,523

Cash and Cash Equivalents — End of Period	$412,617	$349,092

Supplemental Disclosures
Interest Paid	$263,788	$75,455
Income Taxes Paid	38,046	8,506

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	$44,261	$86,528

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

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2010 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company incurred a net loss of $2,268,398 for the nine months ended September 30, 2011 and has an accumulated deficit of $24,857,961 as of September 30, 2011. The Company’s losses for the first nine month period of 2011 and the prior two fiscal years have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by loans, sales of convertible debt and the sales of equity securities.  There can be no assurance that the Company will be able to borrow or sell securities in the future, which raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

In late December 2010, the Company closed on a Convertible, Senior Secured Term loan in the principal amount of $4,000,000 with interest payable at the rate of 12% per annum (the "Senior Loan"). No payments of principal are required in first 12 months of the loan. Interest is due and payable semi-annually commencing June 23, 2011. Beginning on January 13, 2012, the Company is required to make 24 equal monthly principal payments of $141,666. A final principal payment of $600,000 is due on December 23, 2014. In connection with the Senior Loan, four existing secured lenders that were owed an aggregate of $2,320,980 in principal and accrued interest agreed to subordinate their security interests in favor of the security interest granted to secure the Senior Loan and to extend the period for repayment of their loans for periods ranging from 24 to 36 months following closing of the Senior Loan transaction. The holder of the Senior Loan has agreed to defer payments of $240,000 in accrued interest due in June 2011 and to add that amount to the principal of the Senior Loan, payable upon maturity of the loan. The Senior Loan agreement contains certain covenants, including a covenant requiring the Company to meet quarterly EBITDA targets. The lender waived the Company's noncompliance with the EBIDTA covenant for the second quarter ended June 30, 2011. The Company has requested that the lender waive the Company’s noncompliance with the EBITDA covenant for the third quarter ended September 30, 2011, but the lender has not yet done so.  The Company continues to seek such a waiver or a forbearance agreement with the lender, under which the lender would agree to forbear from enforcing its remedies against the Company.  There can be no assurance that any such waiver will be granted, that any such forbearance agreement will be entered into or that the Company will be able to comply with the terms of any such forbearance agreement.  If no waiver is granted and no forbearance agreement is entered into and complied with, then the lender will be able to exercise its remedies under the Senior Loan agreement, including acceleration of the amount due the lender and foreclosure and sale of the collateral held by the lender.

On March 22, 2011 the Company entered into an agreement with a bank for a $2 million credit facility to support ongoing working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis.  The Company cannot predict with any certainty the amount of credit that will be available to it under this facility at any time or whether the application of that formula will require that the Company repay previous borrowings at any time. The loan agreement relating to this facility requires the Company to meet certain quarterly and annual EDITDA covenants. The Company was not in compliance with the EBITDA covenant for the third quarter of 2011. The Company has requested that the Bank waive the Company’s noncompliance with the EBITDA covenant for the third quarter ended September 30, 2011, but the Bank has not yet done so.   The Company continues to seek such a waiver or a forbearance agreement with the Bank, under which the Bank would agree to forbear from enforcing its remedies against the Company.  There can be no assurance that any such waiver will be granted, that any such forbearance agreement will be entered into or that the Company will be able to comply with the terms of any such forbearance agreement.  If no waiver is granted and no forbearance agreement is entered into and complied with, then the Bank will be able to exercise its remedies under the Senior Loan agreement, including acceleration of the amount due the lender and foreclosure and sale of the collateral held by the Bank.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Purchased Parts and Components	$2,011,726	$2,219,918
Work in Process	480,795	751,794
Finished Goods	1,031,000	776,952

Net	$3,523,521	$3,748,664

Note 4 – Bank Lines of Credit

The Company entered into an agreement with a bank for a $2 million credit facility to support its ongoing working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis.  The Bank has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which its position is second to the lien of the holder of the Senior Loan described in Note 2.  All other secured debt is subordinate to the Bank facility.

The borrowing rate for the facility is the Bank’s Prime Rate plus 1.25%, with a floor of 3.25%. As of September 30, 2011 the effective interest rate was 4.5%.  Interest is payable monthly and principal is due at maturity. As of September 30, 2011, the outstanding loan balance was $452,081.

The loan agreement relating to this facility requires the Company to maintain an asset coverage ratio (ACR) of at least 1.5 to 1.00 on a monthly basis, and it must also maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, which are measured monthly on a trailing 90 days, not to exceed minus $(150,000), with annual EBITDA to be a minimum of $1 million.  ACR is defined as the sum of unrestricted cash which the Company holds at the Bank plus eligible accounts receivable, divided by all Bank indebtedness.  The Company was not in compliance with the EBITDA covenant as losses for the second quarter exceeded minus $(150,000), however the Bank has waived noncompliance with that covenant with respect to that quarter. The Company was not in compliance with the EBITDA covenant as losses for the third quarter exceeded minus $(150,000).  The Company has requested that the Bank waive the Company’s noncompliance with the EBITDA covenant for the third quarter ended September 30, 2011, but the Bank has not yet done so.   The Company continues to seek such a waiver or a forbearance agreement with the Bank, under which the Bank would agree to forbear from enforcing its remedies against the Company.  There can be no assurance that any such waiver will be granted, that any such forbearance agreement will be entered into or that the Company will be able to comply with the terms of any such forbearance agreement.  If no waiver is granted and no forbearance agreement is entered into and complied with, then the Bank will be able to exercise its remedies under the Senior Loan agreement, including acceleration of the amount due the lender and foreclosure and sale of the collateral held by the Bank.

Note 5 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for customer specific defense products. These deposits range from 20 to 40% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order. During the nine months ending September 30, 2011 total deposit credits issued were $1,430,174. During the nine months ended September 30, 2011 additional deposits totaling $914,694 were received.

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010

Accrued Wages and Related Costs	$64,419	$68,954
Accrued Professional Services	96,550	91,000
Accrued Warranty Obligations	101,752	99,257
Other Accrued Expenses	111,285	29,587

Total	$374,006	$288,798

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three and nine months ended September 30, 2011 were as follows:

2011

Accrued Warranty Obligations at December 31, 2010	$99,257
Reductions for Settling Warranties	(58,475)
Warranties Issued During Period	63,495
Adjustments to Pre-Existing Warranties	-
Accrued Warranty Obligations at March 31	$104,277

Reductions for Settling Warranties	(50,336)
Warranties Issued During Period	41,728
Adjustments to Pre-Existing Warranties	-
Accrued Warranty Obligations at June 30, 2011	$95,669

Reductions for Settling Warranties	(54,808)
Warranties Issued During Period	60,891
Adjustments to Pre-Existing Warranties	-
Accrued Warranty Obligations at September 30, 2011	$101,752

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net loss incurred in the three and nine months ended September 30, 2011 and 2010, the assumed exercise of stock options and warrants and the conversion of debt are anti-dilutive, therefore basic and diluted loss per share are reported as being the same for both periods.

Note 8 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services. The amount is not subject to a fixed repayment schedule.  Interest on the outstanding balances accrues at 8% per annum, compounding monthly from and after the completion of the Company’s initial public offering. A total of $50,000 in compensation was accrued for the three months and $150,000 for the nine months ended September 30, 2011.

Note 9 — Long-Term Debt

Long-term debt consisted of the following as of:

	September 30,	December 31,
	2011	2010

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by a subordinated position in all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. Payments due totaling $34,016 have not been made during 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	234,370	258,658
Convertible, Senior Secured Term Debt. The principal is subject to a fixed repayment schedule beginning in January 2012 through to December 2014, bears interest at 12%, per annum, which is due and payable semi-annually, beginning June 23, 2011. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan	4,240,000	4,000,000
Unamortized debt discount related to Warrants issued pursuant to Senior Term Debt net of $130,795 and $5,536 in recognized interest expense in 2011 and 2010	(815,916)	(1,004,843)
Long-term secured deferred trade payable. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	1,558,075	1,925,384
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	109,624	135,763

	$5,535,361	$5,524,170
Less: Amount Due Within One Year	(5,034,063)	(810,623)

Amount Due After One Year	$501,298	$4,713,547

On December 23, 2010, an aggregate amount of $2,320,980 in principal and accrued interest on certain current Notes Payable and secured deferred trade payables was deferred and added to long-term debt and is included in the above table.

Interest on the Convertible, Senior Secured Term Debt in the amount of $240,000 due June 23, 2011 has been deferred and added to the principal of the loan and is due upon the maturity of the loan. The same lender provided the Company with a waiver of its failure to satisfy the debt’s EBIDTA covenant for the second quarter ending June 30, 2011. The lender did not waive the Company’s failure to comply with EBITDA covenant for the third quarter ended September 30, 2011. The Company has requested that the lender waive the Company’s noncompliance with the EBITDA covenant for the third quarter ended September 30, 2011, but the lender has not yet done so.   The Company continues to seek such a waiver or a forbearance agreement with the lender, under which the lender would agree to forbear from enforcing its remedies against the Company.  There can be no assurance that any such waiver will be granted, that any such forbearance agreement will be entered into or that the Company will be able to comply with the terms of any such forbearance agreement.  If no waiver is granted and no forbearance agreement is entered into and complied with, then the lender will be able to exercise its remedies under the Senior Loan agreement, including acceleration of the amount due the lender and foreclosure and sale of the collateral held by the lender. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt along with accrued interest has been shown as current and due within one year.

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

In the nine months ended September 30, 2011 and 2010, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carry forwards total approximately $20,700,000 at September 30, 2011 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,272,000 expires between 2017 and 2018, if not utilized.

Note 11 — Stock Warrants

A summary of the changes in outstanding warrants during the nine-month period ended September 30, 2011 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2010	65,604,786
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	(133,896)

Warrants Outstanding, September 30, 2011	65,470,890

The outstanding warrants as of September 30, 2011 expire on various dates, from December 31, 2011 to May 21, 2015. The weighted average remaining term of the warrants is 2.7 years. The weighted average exercise price is $0.1439 per share.

Note 12 — Stock Option Plans

A summary of stock option activity for the nine months ended September 30, 2011 is as follows.

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2010	15,435,674	$0.1182		$0.0061 – $ 0.2334
Granted	9,671,258	$0.1210		$0.1000 – $ 0.1500
Exercised	(100,000)	$0.0100	$	$ 0.0100
Expired or Forfeited	(627,152)	$0.1528		$0.0289 – $ 0.2334

Outstanding at September 30, 2011	24,379,780	$0.1210		$0.0061 – $ 0.2334

As of September 30, 2011, there were 16,215,959 options that were fully vested and exercisable at a weighted average exercise price of $0.1165 per share. The weighted average remaining contractual term on the vested options is 5.1 years.

As of September 30, 2011 there were 8,163,821 unvested options exercisable at a weighted average exercise price of $0.1291 per share. The weighted average remaining contractual term of the unvested options is 9.2 years.

A total of $1,000 was received from option exercises for the nine months ended September 30, 2011.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Stock-based compensation expense: - Stock Options	$85,070	$62,022	$223,899	$186,066
Income tax benefit	—	—	—	—
Net Decrease in Net Income	$85,070	$62,022	$223,899	$186,066

Per share increased in Loss Per Share:

Basic and Diluted	$0.0003	$0.0002	$0.0008	$0.0007

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2011, the Company had approximately $478,248 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.8 years.

Note 13 — Litigation

The Company is not subject to any legal proceedings or claims.

Note 14 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Consumer Video Eyewear	$991,134	$1,023,479	$2,358,222	$3,251,903
Defense Products	1,441,758	1,222,958	5,625,958	2,834,536
Engineering Services	410,396	478,942	1,260,865	616,619

Total	$2,843,288	$2,725,739	$9,245,045	$6,703,058

Note 15 — Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Valuation of Inventories

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease in gross margins.

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

Valuation of Intangible Assets

We perform a valuation of intangible assets when events or circumstances indicate their carrying amounts may be unrecoverable, in whole or in part. We have not treated as impaired the value of certain intellectual property, such as patents and trademarks, which were valued (net of accumulated amortization) at $742,906 as of September 30, 2011, because management believes that its value is recoverable.

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

Income Taxes

We have historically incurred operating losses for both financial reporting and tax purposes. Accordingly, we record deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date we have determined that a 100% valuation allowance is required and accordingly no amounts for the value of our deferred tax asset have been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the amount currently recorded, an adjustment of the valuation allowance would increase income to be recognized in the period such determination was made.

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

Our deferred tax assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $20,700,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on the condensed consolidated financial statements.

Key Performance Indicators

We believe that a key indicator for our business is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is at an all time low. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer. Total shipments of night vision electronics module customers for the three months ended September 30, 2011 and 2010 were $196,861 and $316,878, respectively. Total shipments of night vision electronics module customers for the nine months ended September 30, 2011 and 2010 were $1,861,445 and $469,503, respectively.

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

Sales. Our sales were $2,843,288 for the third quarter of 2011 compared to $2,725,739 for the same period in 2010. This represents a 4.3% increase for the same three month period in 2011 as compared to 2010. Our sales from defense products increased to $1,441,758 or 50.7% of our total sales in the third quarter of 2011 compared to $1,222,958 or 44.9% of total sales in the same period of 2010, an increase of $218,800 or 17.9%. The growth primarily resulted from increased sales of our Tac-Eye Video Eyewear. Sales from our primarily defense-related engineering programs for the third quarter of 2011 were $410,396 or 14.4% of total sales compared to $478,942 or 17.6% of total sales in same quarter 2010. Consumer Video Eyewear product sales decreased to $991,134 or 34.9% of total sales for the third quarter of 2011 compared to $1,023,839 or 37.6% of our total sales for the third quarter of 2010. We believe that the decreased revenues from our consumer products in Japan and the UK resulted from slowed economic growth and to the fact that many of our customers appear to be waiting for the new Wrap 1200 products and therefore are not purchasing our current products. Offsetting the slowed demand for our general consumer Video Eyewear, is a continued demand for our Augmented Reality (AR) video eyewear products, which were not available in the prior year’s third quarter of 2010.

Cost of Sales and Gross Profit. Gross profit increased to $1,083,029 for the third quarter of 2011 from $780,709, for the same period in 2010, an increase of $302,320 or 38.7%. As a percentage of net sales, gross profit increased to 38.1% for the third quarter of 2011 compared to 28.6% for the same period in 2010. This increase was the primarily the result of the higher margin earned on selling our Tac-Eye Video Eyewear, which were over 35.4% of total sales versus 17.4% in the prior period and the high margins we are currently earning on sales of our AR Video Eyewear.

Research and Development. Our research and development expenses were $511,277 in the third quarter of 2011 as compared to $526,541 in the same period of 2010 a decrease of $15,264 or 2.9%. Research and development expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing. Selling and marketing expenses were $414,253 for the third quarter of 2011 compared to $489,607 for the same period in 2010, a decrease of $75,354 or 15.4%. The decreases were mainly attributable to lower catalog advertising costs and reduced external public relations consulting fees as compared to the prior year.

General and Administrative. General and administrative expenses were $663,871 for the third quarter of 2011 as compared to $707,501 for the same period in 2010, a decrease of $43,630 or 6.2%. The lower general and administrative costs related primarily to decreased costs for wages as compared to the same period in 2010.

Depreciation and Amortization. Our depreciation and amortization expense for the third quarter of 2011 was $111,052 as compared to $119,659 in the same period in 2010. The decrease reflects reduced capital expenditures in the prior year and the achievement of full depreciation of certain tooling and equipment.

Other Income (Expense). Total other expenses was $(297,275) in the third quarter of 2011 compared to $(122,031) in the same period in 2010. The increase in expenses was primarily attributable to interest costs of $233,643 for the quarter on our new senior debt as compared to interest costs of $106,934 in the prior year’s comparable period, and $63,668 in costs related to the amortization of senior term debt discount.

Provision for Income Taxes. The provision for income taxes for the third quarter of 2011 was $5,854 compared to $2,335 for the same period in 2010.

Net (Loss) and (Loss) per Share. Our net loss was $(920,553) or $(0.0035) per share in the third quarter of 2011, a decreased loss of $266,412, or 22.4%, from $(1,186,965) or $(0.0045) per share in the same period in 2010.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

Sales. Our sales were $9,245,045 for the nine months ended September 30, 2011 compared to $6,703,058 for the same period in 2010. This represents a 37.9% increase. Our sales from defense products increased to $5,625,958 or 60.9% of our total sales in the first nine months of 2011 compared to $2,834,536 or 42.3% of total sales in the same period of 2010, an increase of $2,791,422 or 98.5%. A major portion of the increase resulted from $1,861,445 in sales of night vision electronics in the first nine-month period of 2011 as compared to sales of $469,503 for those products in the same period of 2010. Of those sales for the first nine months of 2011, sales of a new defense night vision display modules that are included in this category were $621,965 for the nine month period in 2011 versus $533,396, a $89,569 or 16.8% increase over the prior year. Sales of our Tac-Eye video eyewear products, also included in this product category increased to $3,142,547 for the nine month period in 2011 as compared to $1,828,121 for the same period in 2010, a 71.9% increase. Revenues from our defense-related engineering programs for the first nine months of 2011, increased to $1,260,865 or 13.6% of total sales compared to $616,619 or 9.2% of total sales for the same period in 2010. Consumer Video Eyewear product sales decreased to $2,358,222 or 25.5% of total sales for the first nine months of 2011 compared to $3,251,903 or 48.5% of our total sales for the same nine month period of 2010. We believe that the revenues from our consumer products in Japan and the UK resulted from slowed economic growth in these regions and to the fact that many of our customers may be waiting for our new Wrap 1200 product and therefore not purchasing our current products. Offsetting the slowed demand for our general consumer Video Eyewear, is a continued demand for our Augmented Reality (AR) video eyewear products, which was not available in the first nine months of 2010.

Cost of Sales and Gross Margin. Gross margin increased to $3,857,091 for the first nine months of 2011 from $1,733,219 for the same period in 2010, an increase of $2,123,872. As a percentage of net sales, gross margin increased to 41.7% for the first nine months of 2011 compared to 25.9% for the same period in 2010. This increase was the primarily the result of the higher margin earned on selling our Tac-Eye Video Eyewear and night vision modules, which were over 60.9% of total sales versus 42.3% in the prior period and the high margins we are currently earning on sales of our AR Video Eyewear.

Research and Development. Our research and development expenses increased to $1,580,726 in the first nine months of 2011, as compared to $1,478,405 in the same period of 2010. The $102,321 or 6.9% increase in the 2011 period versus 2010 was primarily the result of ongoing development work on our new Wrap 1200 Video Eyewear models and an enhanced Tac-Eye product model. Research and development expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing. Selling and marketing expenses were $1,316,472 for the first nine months of 2011 compared to $1,624,859 for the same period in 2010, a decrease of $308,387 or 19.0%. The decrease was primarily attributable to lower catalog advertising costs and reduced external public relations consulting fees due to delays in our new product introductions.

General and Administrative. General and administrative expenses were $1,995,637 for the first nine months of 2011 as compared to $2,045,409 for the same period in 2010, a decrease of $49,772. The lower general and administrative costs related primarily to decreased wages costs as compared to the prior period in 2010.

Depreciation and Amortization. Our depreciation and amortization expense for the first nine months of 2011 was $333,201, compared to $343,915 in the same period in 2010. The decrease reflects reduced capital expenditures in the prior year and the achievement of full depreciation during the prior year of certain tooling and equipment.

Other Income (Expense). Total other expenses, consisting primarily of interest expense, was $(872,367) in the first nine months of 2011 compared to $(314,080) in the same period in 2010. The increase in expenses was primarily attributable to interest costs of $682,622 for the current period on our new senior debt as compared to interest costs of $290,212 in the prior year’s period. Additionally we amortized as part of interest expense, $188,927 of the new senior term debt discount, whereas in the same period in 2010 the comparable amount was Nil.

Provision for Income Taxes. The provision for income taxes for the first nine months of 2011 was $27,086 compared to $7,599 for the same period in 2010. The balance of each period’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation and branches taxes in Japan.

Net (Loss) and (Loss) per Share. Our net loss was $(2,268,398) or $(0.0086) per share in the first nine months of 2011 as compared to a loss of $(4,081,048) or $(0.0155) per share in the same period in 2010, a decreased loss of $1,812,650, or 44.4%, from the same period in 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $412,617 a decrease of $(2,224,202) from $2,636,819 as of December 31, 2010.

At September  30, 2011 the Company had current liabilities of $10,485,969 compared to current liabilities of $6,722,518 at December 31, 2010, comprised principally of the current portion of long term debt, accounts and notes payable, accrued expenses, customer deposits and bank lines of credit. Current liabilities increased $3,763,451 during the period due primarily to the classification of long term debt as short term at September 30, 2011 due to the violation of certain loan covenants with Senior Secured Term Debt Lender. Additionally the Company is in violation of a certain covenant under its bank lines of credit. The Company has negative working capital of $(5,110,459) as of September 30, 2011 as compared to a positive working capital of $1,180,687 as of December 31, 2010.

The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. The Company is currently in default under its loan agreement with its Senior Lender, and is seeking from that lender a waiver or a forbearance agreement under which the lender would forbear from enforcing its remedies against the Company for a limited period of time. It is uncertain whether the Company will actually receive a waiver or enter into a forbearance agreement, and if such an agreement is reached, meet the conditions contained in any waiver or forbearance by the lender. In that event that no forbearance or waiver agreement is negotiated, or in the event of the failure of the Company to satisfy its other obligations such agreements, the lender may proceed with enforcing its remedies under its loan agreements with the Company. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year. That default constitutes a default under the Company’s line of credit with its bank lender, which could also enforce its remedies against the Company, including enforcement of its rights as a secured creditor with respect to certain collateral, inducing the Company’s accounts receivable.

The Company has previously attracted funding in the form of subordinated debt and a line of credit. However, there can be no assurance that it will be able to do so in the future nor can there be any assurance that additional capital will be raised or that it will be sufficient to execute the Company’s business plan. To the extent that additional capital is not raised, or that it is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of September 30, 2011 by the following actions:

▪	The Company continues to implement plans to increase revenues.

▪	The Company continues to implement plans to further reduce operating costs as a percentage of revenue.

▪	The Company is seeking alternatives measures of financing which may include equity financing or additional subordinated debt.

▪
The Company will begin actively marketing the sale of certain of the assets of the Company, including certain product lines and intellectual properties. The Company anticipates that any proceeds from possible sale transactions will be utilized to reduce its obligations under its Senior Secured Term Debt.

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future and it inability to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

Operating Activities. Cash (used in) operating activities was $(1,551,430) for the nine months ended September 30, 2011 and $(1,361,853) in the same period in 2010. Changes in non-cash operating assets and liabilities were $(269,059) for the nine months ended September 30, 2011 and $2,183,313 in the same period in 2010. The major non-cash operating items for the first nine months of 2011 were a $(495,630) reduction in accounts payable and a $(515,480) reduction in customer deposits. In the comparable period for the prior year, the major components resulting in positive changes in non-cash working capital were the receipt of $1,138,690 in new customer deposits and a $805,104 reduction in accounts receivable, net of a $184,745 reduction in accounts payable.

Investing Activities. Cash (used in) investing activities was $(525,478) during the nine months ended September 30, 2011 and $(166,963) in the same period in 2010. Cash used for investing activities in the first half of 2011 related primarily to the purchase of computer equipment and tooling additions for new products. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(67,048) in the third quarter of 2011 and $(73,733) in the same period in 2010.

Financing Activities. Cash used by financing activities was $(147,294) during the nine months ended September 30, 2011, whereas in the same period in 2010, our net financing activities used $(622,615). During the first nine months of 2011, the primary source of cash was $356,041 in draws under our bank operating line of credit before payments of $(417,732) and $(86,603) on Notes payable and Capital leases, respectively.

Capital Resources. As of September 30, 2011, we had a cash balance of $412,617. We had $492,505 available under our bank lines of credit. The outstanding balance under our line of credit as of September 30, 2011 was $452,081. The bank credit agreement contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with any affiliates, and investments. It also prohibits us from declaring and paying cash dividends without the bank’s prior consent. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis. The maximum borrowings under the bank credit facility is $2,000,000. The lender has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which it has a second position security interest. All secured debt other than that secured by Intellectual Property is subordinated to the bank credit facility. The loan agreement relating to this facility requires the Company to meet certain quarterly and annual EDITDA covenants. The Company was not in compliance with the EBITDA covenant for the third quarter of 2011.

The Company has requested that the Bank waive the Company’s noncompliance with the EBITDA covenant for the third quarter ended September 30, 2011, but the Bank has not yet done so.   The Company continues to seek such a waiver or a forbearance agreement with the Bank, under which the Bank would agree to forbear from enforcing its remedies against the Company.  There can be no assurance that any such waiver will be granted, that any such forbearance agreement will be entered into or that the Company will be able to comply with the terms of any such forbearance agreement.  If no waiver is granted and no forbearance agreement is entered into and complied with, then the Bank will be able to exercise its remedies under the Senior Loan agreement, including acceleration of the amount due the lender and foreclosure and sale of the collateral held by the Bank.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements, including Note 2 thereto, and the related notes appearing in our annual report on Form 10-K for the year ended December 31, 2010. We have been unable to generate cash flows sufficient to support our operations and have been dependent on term debt, revolving credit financing and equity financings. There can be no assurance that we will be able to raise cash from those sources in the future. Our independent auditors issued a going concern explanatory paragraph in their reports for the years ended December 31, 2010 and 2009. With our current level of funding and ongoing losses from operations, doubt exists about our ability to continue as a going concern.

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

Without successfully achieving our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2012 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures on new products, tooling, R&D, and marketing. A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels. If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations. Any of these actions could harm our business, results of operations and future prospects. To guard against this risk, we may need to seek additional debt, equity or equity-based financing. We can give no assurance that we will be able to obtain additional financing on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

We also rely on credit lines from our key suppliers and customer deposits in managing our liquidity. As a result, if our trade creditors were to impose unfavorable terms on us or customers decline to make advance deposits for their orders, it would negatively impact our ability to obtain products and services on acceptable terms and operate our business.

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

The closing in late December 2010 of the Convertible, Senior Secured Term loan of $4,000,000 and the restructuring of $2,320,980 in deferred trade accounts payable and other notes decreased the Company’s material working capital deficiency. On March 22, 2011 the Company entered into an agreement with a bank for up to $2 million in credit facilities to support on-going working capital needs, which matures on March 22, 2013. The credit facility is an accounts receivable formula based line of credit, and our ability to use the credit facility is dependent upon our ability to generate qualifying accounts receivable. There can be no assurance that we will be able to do so. Under the agreement, the Company may borrow up to 80% of eligible North American accounts receivable and, in addition, approved international accounts on a case-by-case basis. These financings have improved our working capital position. However due to our continued operating losses we have negative working capital. The Company was not in compliance with EBITDA covenants for the third quarter of 2011 in its agreements with both of its senior lenders.  The Company has requested that they waive the Company’s noncompliance with the EBITDA covenant for the third quarter ended September 30, 2011, but they have not yet done so.   The Company continues to seek such a waiver or a forbearance agreement with those lenders, under which they would agree to forbear from enforcing their remedies against the Company.  There can be no assurance that any such waiver will be granted, that any such forbearance agreement will be entered into or that the Company will be able to comply with the terms of any such forbearance agreement.  If no waiver is granted and no forbearance agreement is entered into and complied with, then the lenders will be able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them.

Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;

•
focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products; the phasing out of our low resolution Video Eyewear models, for which we earn a lower gross margin; and the introduction of see-through and new high resolution Video Eyewear;

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

We currently have $2.9 million in open orders for our defense products and ongoing engineering services programs. Most will be fulfilled by mid-February, 2012. The delay in the introduction of our new Wrap 1200 Video Eyewear models resulted in postponements of orders for consumer products and fewer orders for our existing products which we expect to adversely affect our sales in the fourth quarter of 2011. Another factor that we expect to adversely affect our sales for consumer products in the fourth quarter of 2011 is that orders for such products are generally placed only against our customers' short-term plans so our ability to react to unplanned new orders may be limited due to component and manufacturing lead times.

We are being affected by the change in market demand which is rapidly moving towards higher resolution portable displays, partially driven by the larger higher resolution displays available on mobile devices such as the Apple iPad and the most recently introduced smart cellular phones. Although our new Wrap 1200 products will better address consumer demand for higher resolution Video Eyewear, we do not intend to introduce our first HD Video Eyewear before the second half of 2012, with that target subject to the availability of working capital for new product tooling and development and competitively priced HD microdisplays.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of September 30, 2011 because of the material weaknesses set forth below.

During our last fiscal quarter, there were no changes in our internal control over financial reporting. The following is a summary of our material weaknesses as of September 30, 2011:

Financial Reporting and Close Process

Our current financial close process does not ensure accurate financial reporting on a timely basis. We also did not maintain effective controls over the period-end financial close and reporting processes in relation to the consolidation of our subsidiary’s financial information. The specific deficiencies contributing to this material weakness related to (a) inadequate policies and procedures, (b) ineffective procedures and controls over journal entries, accruals and reserves, (c) inadequate controls and procedures related to the timely preparation and review of account reconciliations, (d) inadequate segregation of duties, (e) inadequate controls over cut-off procedures, (f) deficiencies in end-user computing controls of critical spreadsheets, and (g) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting. We intend to establish and document financial close processes and procedures including responsibilities and due dates. We also intend to commence utilizing a closing checklist to ensure all procedures are performed and appropriate reviews are completed on a timely basis each quarter and year-end period. Additionally, we intend to implement controls over critical spreadsheets, including change control, input control, access and data security and appropriate review procedures.  Further, we intend to seek additional resources with strong accounting and reporting experience when financial resources are available.

Segregation of Duties

There is limited segregation of duties, which could result in a material misstatement in our financial statements. Given our staff levels, certain duties within the accounting and finance department cannot be properly segregated. However, we believe that none of these segregation of duty deficiencies resulted in material misstatement to the financial statements as we rely on certain compensating controls, including periodic substantive review of the financial statements by the Chief Executive Officer and Chief Financial Officer.

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

Since our 2010 annual report was filed, we have failed to comply with the covenants contained in our agreements with our bank and our senior lender.   Neither of them has waived those defaults or agreed to forbear from exercising their rights under their agreement with us, and there can be no assurance that any waiver will be granted, that any forbearance agreement will be entered into or that we will be able to comply with the terms of any forbearance agreement.  If no waiver is granted and no forbearance agreement is entered into and complied with, then the lenders will be able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them.  The possibility that they will do so constitutes an additional risk factor that could materially affect our business, financial condition and future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – none

Exercise of Stock Options – During the third quarter ending September 30, 2011, the Company issued 100,000 shares related to the exercise of stock options. Total cash proceeds of $1000 was received.

Purchase of Equity Securities - none

Item 3.	Defaults Upon Senior Securities

The Company has determined that it has in default under two loan agreements:

Senior Loan Agreement

On December 23, 2010, the Company entered into a Convertible, Senior Secured Term loan in the principal amount of $4,000,000 (the "Senior Loan") with LC Capital Master Fund Ltd.  Under this agreement, the lender has a first priority security interest on the Company’s intellectual property and a second priority security interest on all of the Company’s other assets.  A copy of the loan agreement was filed as an Exhibit to a Report on Form 8-K filed by Company on December 30, 2010.

As of September 30, 2011 the outstanding loan balance plus accrued interest was $4,367,200.

The Senior Loan agreement contains certain covenants, including a covenant requiring the Company to meet quarterly EBITDA targets. Company was not in compliance with this covenant as of the end of its fiscal quarter ended September 30, 2011.  If the lender does not grant a waiver with respect to this covenant default or forbear its right to foreclose upon its collateral, the lender may accelerate payment of all amounts due it and enforce its remedies to sell its collateral.

Revolving Loan Agreement

On March 21, 1011 the Company entered into a Loan and Security Agreement with Bridge Bank National Association.   A copy of the loan agreement was filed as an Exhibit to a Report on Form 8-K filed by Company on March 25, 2011.  Pursuant to that Agreement, that bank provided Company with a revolving loan credit facility of up to $2,0000,000, with the amount available to Company being based upon an accounts receivable formula. The Bank has been granted a first position security interest in all of Company’s current assets, with the exception of Intellectual Property in which its position is second to the lien of the holder of the Senior Loan described above.  All other secured debt is subordinate to the Bank facility.

As of September 30, 2011 the outstanding loan balance was $452,081.

The loan agreement requires Company to maintain asset certain coverage and to maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, measured monthly on a trailing 90 day basis, of not less than minus $(150,000).  Company was not in compliance with its EBITDA covenant as of the end of its fiscal quarter ended September 30, 2011.  If the Bank does not grant a waiver with respect to this covenant default or forbear its right to foreclose upon its collateral, the lender may accelerate payment of all amounts due it and enforce its remedies to sell its collateral.

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

VUZIX CORPORATION
(Registrant)

Date: November 18, 2011	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2011	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)