Form 10-K
period 2011-12-31
Vuzix Corp
filed 2012-04-16
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUA NT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53846

_________________________________

Vuzix Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 75 Town Centre Drive Rochester, New York (Address of principal executive office)	04-3392453 (I.R.S. employer identification no.) 14623 (Zip code)

(585) 359-5900
(Registrant’s telephone number including area code)

_________________________________________

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(b) of the Act:

common stock, par value $0.001 per share

warrants to purchase common stock

___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of December 31. 2011 was approximately Cdn$9,930,000 (based on the closing price of the common stock of Cdn$0.055 per share on that date, as reported on the TSX Venture Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates). The aggregate market value of the Registrant’s common stock held by non-affiliates was Cdn $15,350,000 on June 30, 2011, computed on the basis of the closing sale price of the Registrant’s common stock on that date.

As of April 16, 2012, there were 265,259,348 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2012 annual meeting of stockholders.

ii

iii

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

Company Overview

We are engaged in the design, manufacture, marketing and sale of products for use in the defense, consumer, and media & entertainment markets. Our products, known commercially as Video Eyewear (also referred to as head mounted displays, wearable displays, personal viewers, and near eye displays) are worn like eyeglasses and contain video displays that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. We produce both monocular and binocular Video Eyewear devices. Our products provide the user with a viewing experience that simulates viewing a large screen television or a desktop computer monitor and can be viewed practically anywhere, anytime. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, portable media players and gaming systems as well as unmanned vehicles and sighting systems. Our Video Eyewear are used in tactical, training and education, general entertainment, virtual reality and augmented reality applications. We focus on two markets: the consumer markets for gaming, entertainment and mobile video and the market for rugged mobile displays for defense markets. Our Virtual and Augmented Reality products are sold in the consumer, defense, industrial, commercial, academic and medical markets.

Users of mobile display devices increasingly want to use them to view hands-free high-resolution, full color content privately. The displays currently used in mobile devices do not work ideally for this purpose because they are either too small, which makes it difficult for the human eye to view the detail of the images that they display, or too large, making them heavy and difficult to carry.  In contrast, our Video Eyewear products enable users of many mobile devices to effectively view the entire screen on a small, eyeglass-like device hands-free. They can be used as a wearable substitute for televisions or desktop computer monitors. By 2014 it is expected that approximately 50% of the installed base of cellular phones will be smart phones. These phones are quickly approaching the speed and graphic performance of the tablet PC. For this reason, owners of smart phones and mobile display devices increasingly want to use them to view high-resolution, full color content.

One of the most promising future uses of Video Eyewear is in applications where virtual environments enhance rather than replace real environments. This is often referred to as Augmented Reality or AR. To obtain an enhanced view of the real environment, users wear see-through near-eye displays (NEDs) or HMDs that allows them to see 3D computer-generated objects superimposed on their real-world views. This see-through capability is accomplished using a see-through NED.

In the past, see-through HMDs displayed the real world using semi-transparent mirrors placed in front of the user's eyes. These displays were large and bulky and so had little mass market appeal. We have licensed and are developing thin optics that enable miniature display engines to be mounted in the temples of the HMDs, which allows the form factor of the HMD to be comparable to conventional sunglasses.

An example of AR is the yellow "first down" line seen in television broadcasts of American football games, in which the line the offensive team must cross to receive a first down is superimposed on the field itself. The real-world elements are the football field and players; the virtual element is the yellow line. See-through Video Eyewear will enable this kind of experience on smart phones and other viewing devices virtually anywhere and anytime.

Our Video Eyewear products all employ microdisplays that are smaller than one-inch diagonally, with some as small as one-quarter of an inch. They can display an image with a resolution of up to 1280×1080 pixels (High Definition or HD). Images are viewed through our proprietary optics. Using these optics and displays, our Video Eyewear provide an image that appears similar to the image on a full size computer screen in an office desktop environment or the image on a large flat panel television viewed from normal home TV viewing distances. For example, when viewed through our optics, a high-resolution 0.44-inch diagonal microdisplay can provide a viewing experience comparable to that on a 75-inch diagonal television screen viewed at ten feet.

 Overall Strategy

 Our goal is to establish and maintain a leadership position as a worldwide supplier of Video Eyewear and virtual imaging technology solutions. We intend to offer our technologies across major markets, platforms and applications. We will strive to be an innovator in designing virtual display devices that can enable new mobile video viewing and general entertainment applications.

 To maintain and enhance our position as a leading provider of virtual display solutions, we intend to:

•	improve brand name recognition;
•	provide excellent products and service;
•	develop products for both specialized and large markets;
•	broaden and develop strategic relationships and partnerships;

•	promote and enhance development of third party software that can take advantage of our products;
•	expand market awareness for Video Eyewear, including applications for Virtual Reality (VR) and Augmented Reality (AR) for which Video Eyewear is ideally suited. (VR allows a user to interact with a computer-simulated environment, whether that environment is a simulation of the real world or an imaginary world and AR combines real-world and computer-generated data in real time to augment the real world view);

•	obtain and maintain market leadership and expand our customer base;
•	reduce production costs while moving to higher margin product offerings;
•	extend our proprietary technology leadership;
•	enhance and protect our intellectual property portfolio;
•	establish multiple revenue sources;
•	continue to invest in highly qualified personnel;
•	build and maintain strong design capabilities; and
•	leverage further outsourcing as our manufacturing volumes increase to reduce costs.

The Market

We believe that there is growing demand for mobile access to high-resolution content in several major markets. We believe virtual displays will be a key component in the development of advanced mobile wireless devices as these systems move to providing high resolution images without compromising the portability of the product. Our business focuses on the consumer mobile entertainment and gaming markets and the defense and industrial markets. The demand for personal displays in these markets is being driven by such factors as:

•	Increasing use of the Internet in most aspects of society and business, which is increasing demand for Internet access “anywhere, anytime”.
•	Defense, security and industrial sectors are employing mobile communications, sensors and surveillance devices that are light, durable and easy to use but require the display of high-resolution content on an external device, often hands-free. Our ruggedized wearable Video Eyewear products can accomplish this. Our products also enable users to view content while maintaining their situational awareness.
•	There is an increasing number of hands-free industrial applications, such as on-site training and display of information on the factory floor, for which our products are well suited.
•	Video gaming on PCs, consoles, tablets and smart phones continues to grow around the world. We believe that our high resolution Virtual Display technologies will significantly increase user satisfaction with gaming applications by engaging the user through the use of stereoscopic imagery and interactive head tracking. Our Virtual Reality and Augmented Reality Video Eyewear are designed to provide this capability.
•	The widening distribution of new three dimensional (3D) movies, new end-user friendly 3D connectivity standards like HDMI 1.4a, 3D console gaming and other 3D content is creating a need for methods to play this content. We believe that Video Eyewear, with its dual display design, is well suited for the playback of 3D content.
•	Stereoscopic 3D video playback on Video Eyewear avoids many of the negative issues, such as flicker, image cross talk and color separation, commonly encountered by shutter glasses and or color anaglyph glasses used in competing 3D viewing technologies.
•	Many 3D viewing solutions require the user to purchase new computer or television equipment. Video Eyewear users do not need a separate display or shutter glasses to view 3D content. Video Eyewear can also be used to view 3D through Mobile devices allowing 3D content to be delivered any time anywhere.

Target Markets

Our target markets and applications by major sector are:

Consumer

Media and Entertainment .   We believe that there is an increasing demand for convenient, high-resolution, 3D displays to view content such as movies, entertainment and the Internet in the home and mobile environments.

Gaming.    We believe that there is a need for high-resolution, interactive, stereoscopic 3D display devices for use with desktop computers, consoles and other gaming products. We believe that gaming on mobile devices that have graphics and processing capabilities closely equivalent to laptop computers and consoles but with small, direct view screen is not a satisfactory experience for many consumers. Our Video Eyewear products are designed to significantly enhance a consumer’s experience by providing larger-appearing, high-resolution images with stereoscopic 3D capabilities. We believe that there is also a demand for display devices that enable the user to simulate and experience movement within a three-dimensional environment when using either gaming consoles or mobile devices. Our technologies and products enable a user to do so. We anticipate that VR and AR will become increasingly popular entertainment applications. Both VR and AR are difficult to implement using traditional desktop computer monitors and televisions but can be successfully implemented with Video Eyewear.

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

Our Video Eyewear products can also be used for a number of industrial applications, including for use as remote camera viewfinder displays and wearable computer displays, for viewing of industrial thermal signature systems, for providing hands-free access to manuals and other information and for on-site, in-the-field maintenance, servicing, training and education.

Augmented Reality for Industrial and Defense

We offer products that enable development and deployment of AR applications. This type of Video Eyewear enables its wearer to see computer-generated information, graphics or images projected into the real world environment or upon an object that the user is observing. Thus, whether in the warehouse, on the factory floor, or in-the-field, users may access a manual, tutorial, or image that will assist them in completing a task or locating an item, while also viewing their current surroundings and nearby objects.

Possible applications of AR-enabled Video Eyewear include:

▪	Advertising

▪	Task support

▪	Navigation

▪	Military and emergency services

▪	Sightseeing

▪	Entertainment and education

▪	Commerce

▪	Language translation

Products

We believe we provide the broadest range of consumer Video Eyewear product offerings available in the market and that our products contain some of the most advanced electronics and optics for their target markets and uses. Our products include:

Binocular Video Eyewear Products

The features of our binocular Video Eyewear products, including their resolution and apparent display size, microphones, tracking devices and support of three-dimensional viewing, suit consumer applications. Our binocular Video Eyewear products contain two microdisplays (a separate display for each eye), typically mounted in a frame attached to eyeglass-style temples. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens. Headphones are built into the temples so that users can listen to accompanying audio in full stereo. They can be employed as mobile high-resolution displays with products such as smart phones with video output capability, laptop computers, portable DVD players and personal digital media/video players (video iPods).

For the consumer markets, we currently produce a line of binocular Video Eyewear products, all of which support 3D applications. The Wrap series of Video Eyewear, introduced in the fall of 2009 is the fourth generation of these products that we have produced since 2005. Each Wrap model has a different apparent virtual display size and native resolution.

•         Wrap Video Viewers:

o    We offer 3 models, differentiated primarily by their native resolution and virtual apparent display size.

▪  Wrap 310XL has WQVGA (420x240 three-color pixels) resolution which simulates a 55-inch screen viewed at 10 feet.

▪  Wrap 920 has VGA (640x480 three-color pixels) resolution which simulates a 67-inch screen viewed at 10 feet.

▪  Wrap 1200 has WVGA (852x480 three-color pixels) resolution, which simulates a 75-inch screen viewed at 10 feet.

o    All Wrap Video Eyewear connects to most NTSC or PAL audio/video devices with composite video-out capabilities. The higher resolution models can also accept VGA and component video inputs.

o    All models include focus adjustments and a variety of accessories and upgrades.

•         Wrap AR and VR Viewers

o    Wrap 920VR and Wrap 1200VR – these Virtual Reality products, plug into a computer’s USB and video ports. They contain our proprietary “three degrees of freedom” head tracking technology, which enables the user to look around the environment being viewed by moving his or her head.

o    Wrap 920AR — this Augmented Reality (AR) enabled Video Eyewear with VGA resolution has stereo cameras enabling viewing of the real world in 3D. It is designed to plug into a computer’s USB and video ports. It also contains our proprietary “three degrees of freedom” head tracking technology, which enables the user to look around the environment being viewed by moving his or her head.

o    Star 1200 – is our first AR Video Eyewear product with see-thru technology that enables the user to see the real world directly through and around its transparent WVGA widescreen video displays. Computer content, such as text, images and video can be overlaid on the displays in full color 2D or 3D.

At the January 2012 Consumer Electronics trade show (CES), we won an innovation award for our SMART Glasses Technology. This new technology, based on our proprietary waveguide optics technology, is a see-through lens with an adjacent HD display engine that should fit into the frames of designer styled sunglasses. As the name implies, SMART Glasses Technology is much more than just a wearable TV. Designed to work with SMART Devices that are typically connected to the internet, SMART Glasses are interactive and merge virtual information with real world information. SMART Glasses allow users to see the real world as if looking through a conventional pair of sunglasses. With the displays turned on, computer generated graphics and content can be overlaid into the real world view. SMART Glasses also have a high resolution camera built into the frame which allows augmented reality applications to see where the user is looking so the graphics can be superimposed on the real world view.

Monocular Video Eyewear Products

Our Tac-Eye® monocular (single eye) high-resolution Video Eyewear models are ruggedized and designed to clip onto a pair of ballistic sunglasses, helmets or conventional safety goggles. Tac-Eye® enables users to have wearable, private, secure and hands-free access to high-resolution content or information. It enables the viewing of information and material that is difficult or impossible to accurately view on the lower-resolution direct view screens that are standard on many current handheld devices without extensive zooming in or panning across the screen. They can be used with the large installed base of rugged laptops, unmanned vehicles, video based radio receivers, security and night vision cameras and thermal night vision sights; including those systems which we currently supply as a subcontractor to the US Defense Department.

Most of our Tac-Eye® products have an SVGA display and afford a 28 degree field of view, the equivalent of a 20-inch computer screen viewed at three feet. They are designed and manufactured to be durable and suitable for defense field use and industrial applications.

Defense Sub-Assembly, Custom Solutions and Engineering Solutions

We are part of contracting teams that produce display drive electronic subassemblies for light, medium, and heavy weight thermal weapon systems for US and allied defense forces. We are also a supplier of light engine subassemblies for Clip-on Thermal Imagers (COTI). The COTI is designed to clip onto existing image intensifier night vision goggles to give them thermal imaging capabilities. Since 2005 we have delivered approximately 155,000 subassemblies. These products accounted for over 20%, 17%, and 31% of our sales in 2011, 2010 and 2009, respectively.

We provide full optics systems, including head mounted displays, human computer interface devices, and wearable computers as prototypes under multiple armed services test programs. These are being tested, and in some cases deployed, in applications such as the remote control of unmanned vehicles and virtual and augmented defense equipment training systems. When possible, we obtain a first right of refusal to be the volume manufacturer of our proprietary display subassemblies in our contracts for the custom design of products.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve upon the weight, ergonomics, optical performance, see-through capabilities, luminance, power efficiency, compactness, field of view and resolution of the current generation of virtual displays and display components. “Early technology adopters” have been the majority of the purchasers of our consumer Video Eyewear products to date. However, our near-to-eye virtual display technology has been improving in performance and we believe we are soon going to meet the high expectations of the consumer mass markets regarding screen resolution, image size and ergonomics. We expect to continue to improve our products through our ongoing research and development and advancements made by our third party suppliers of key components.

We also develop intellectual property through our ongoing performance under engineering service contracts for the US Government and others. We intend to continue to pursue development contracts for applications that relate to our core technologies and defense product applications. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology when possible. To the extent new technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws the agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use.

During 2011, 2010 and 2009, we spent $2,122,359, $2,038,613, and $2,217,627, respectively, on research and development activities. We expect to increase our research and development expenditures in the future as our revenues grow. We have also acquired technologies developed by third parties and we may do so in the future.

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to motion tracking systems; stereoscopic display assemblies; optic systems; see-through waveguides; scanning displays; mobile and wearable computing devices and user interface technology; low-power electronics; and specialized software drivers and applications. Our technologies enable us to provide low-cost, small form factor, high-resolution Video Eyewear products. To protect our technologies, we have developed a patent portfolio which currently consists of 49 issued patents and 18 patent applications pending. We also have one new invention disclosure, covering additional aspects of our virtual display technology that is currently being prepared for purposes of preparing a design patent application.

In December 2005, we entered into a technology acquisition agreement with New Light Industries, Ltd., covering an extremely compact head-mounted virtual display. In August 2011, we entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology. Under the agreement, Vuzix will perform on-going research and development on the EPE optics and is expected to manufacture and bring to market components and products containing the licensed technology. In addition, Vuzix will provide Nokia with ability to purchase products and components which incorporate the licensed technology. The combination of Vuzix and Nokia technology is expected to accelerate the development and introduction of new Video Eyewear products to the market.

Our US patents expire on various dates from June 18, 2013 until November 13, 2029. Our international patents expire on various dates from May 30, 2015 until October 4, 2032.

Major technologies that we employ in our products include:

Hardware Technology

Virtual Display Technology (including Lens Technology and Optics Assemblies)

Microdisplay optics represent a significant cost of goods for both us and our competitors. This cost is a function of the physical size of the microdisplay and the cost of the supporting optics. Smaller displays are less expensive to produce but they require larger and more sophisticated optics to make systems that have no user adjustments, large fields of view and very low distortion specifications. Larger displays require less magnification and less complex optics, but the optics become very bulky and the displays are significantly more expensive to manufacture. To improve our Video Eyewear’s fashion and ergonomics, we are developing thin and lightweight optics that can be integrated with very small microdisplays that we expect will match conventional eyewear frames in size and weight. These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable virtual displays. We expect them to have a considerable cost advantage.

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

See-Through Waveguides:   We are developing an optical display engine that uses a 1.4 mm thick see-through blade of glass or plastic with an ultra-compact micro display engine to magnify and focus the light from a display into a user’s eye. If successfully produced, we expect that this near-eye display engine will provide a large field of view from a very thin lens system. We expect that this near-eye display engine will also function in see-through applications. Video Eyewear incorporating this display will be closer to conventional sunglasses than currently available products in comfort, size, weight and ergonomics. We have filed patent applications with respect to this technology. We have also entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology. Under the agreement, Vuzix will perform on-going research and development and is expected to manufacture and bring to market components and products containing the licensed technology. The combination of Vuzix and Nokia technology is expected to accelerate the development and introduction of new NED products to the market.

LED Scanning Display Engine: We have patents and patents pending on a new LED Scanning Display Engine (SDE). The SDE will incorporate both the display subsystem and a waveguide optic in a single monolithic design that we believe will enable us to produce a low cost, HD resolution displays in a form factor that will fit into ordinary sunglasses.  We have successfully prototyped both monochrome and color versions of the SDE in our design labs. If our continued research is successful we believe we will be able to produce a low cost, high-resolution display that will be superior to existing microdisplay technology in terms of price, resolution, weight, form-factor and power consumption.

Low Power — LCD Drive Electronics:   We believe that our successful designs for the defense market demonstrate that we can design and implement low-power microdisplay electronics modules.

Patents and other Intellectual Property

We have a comprehensive intellectual property policy which has as its objectives: (i) the development of new intellectual property to further our intellectual property position in relation to personal display technology; and (ii) the maintenance and protection of our valuable trade secrets and know-how. We seek to further achieve these objectives through the education and training of our engineering staff and the adoption of appropriate systems, policies and procedures for the creation, identification and protection of intellectual property.

Our general practice is to file patent applications for our technology in the United States, Europe and Japan, while inventions which are considered to have the greatest potential are further protected by the filing of patent applications in additional countries, including Canada, Russia and China. We file and prosecute our patent applications in pursuit of the most extensive protection possible including, where appropriate, the application of the relevant technology to the broader display industry.

We believe that our intellectual property portfolio, coupled with our key supplier relationships and accumulated experience in the personal display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, trade secrets, and patents are critical to our success, and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment and non-competition agreements.

In addition to our various patents, Vuzix currently has 11 registered US trademarks and 54 trademark registrations worldwide.

Competitors and Competitive Advantage

The personal display industry in which we operate is highly competitive. We compete against both direct view display technology and near-eye display technology. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, ergonomics and, finally, the interactive capabilities of the overall display system.

Most of our competitors’ products are based on direct view display systems, in which the user views the display device, or screen, directly without magnification. These products have several disadvantages compared to virtual displays and our Video Eyewear products. If the screens are large enough to read as conventional internet page or HD video without external magnification or image zooming, the products must be large and bulky, such as laptops, tablets, personal computers or portable DVD players. If the displays are small, such as those incorporated in smart cellular phones, the screens can be difficult to read when displaying higher resolution content. Despite the limitations of direct view personal displays, advanced multi-media enabled or smart cellular phones are being produced in ever increasing volumes by a number of manufacturers, including Motorola, Inc., Nokia Corporation, Sony Ericsson Mobile Communications AB, Research In Motion Limited, Samsung Electronics Co., Ltd., LG Electronics and Apple Inc. (Apple). We expect that these large and well-funded companies, as well as newer entrants into the marketplace, will make products that are competitive with ours based on improvements to their existing direct view display technologies or on new technologies. The “retinal” displays on the latest Apple iPads and iPhones provide very high resolution and are proving effective as mobile direct view personal displays for a variety of applications, including many that were once considered applications where Video Eyewear was superior.

We also have competitors who produce near eye personal displays, or Video Eyewear. We believe that most of our competitors’ near eye products have had inferior optics, marginal electronics and poor industrial design and that, as a result, our Video Eyewear products are superior to many of our competitors in both visual performance and ergonomics.

Competition — Consumer Products

Sony in late 2011 re-entered the market with their HMZ head mounted display system for home or fixed location use. In late 2011, Seiko Epson introduced a see-through HMD named Moviero BT-100. This product is a bulky see-through HMD design, intended to be a standalone device that runs Android 2.2 OS. Its connection to video is through Wi-Fi only, so it does not interface with any of the industry standard video out devices, such as these found on consoles or smart phones. Brother International also began marketing a see-through HMD on a limited basis in Japan in late 2011. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

There are a number of smaller companies that have products that compete with our Video Eyewear products. They generally use binocular display module (BDM) produced by Kopin Corporation (Kopin). Kopin offers binocular display modules (BDMs) of varying resolutions to original equipment manufacturers (OEMs). Those modules are designed for easy customization by OEMs and include microdisplays, backlights, optics and optional drive electronics. The availability of those BDMs has greatly reduced the investment required for new competitors to enter the business. Currently, Kopin BDMs are primarily used by Asian-based Video Eyewear manufacturers. We believe that the products produced by those manufacturers have one or more of the deficiencies described above. Kopin does not currently compete with Vuzix at the retail level. Kopin is also our primary supplier of microdisplays and we supply them display drive PCB electronics for their military night vision customers.

In 2010 our largest competitor, MyVu, ceased operations. Its intellectual property assets were sold to unnamed parties in Asia and we believe that MyVu may re-introduce new Video Eyewear products in 2012. Other companies that have stated their intention to enter this market when their product development is complete are Lumus and Microvision Corporation. At the CES 2012 tradeshow, Lumus demonstrated a see-through HD optics engine in a pair of Video Eyewear. They have not yet announced a product that is production ready. Recent industry press articles have shown pictures and videos of a Google concept monocular pair of glasses. Further, industry blogs have speculated that companies such as Apple and Microsoft may offer or support AR Video Eyewear products in the near future.

Competition — Industrial and Defense

Although several companies produce monocular Video Eyewear, we believe that sales of their products to date have been limited. To date, the market opportunity for products other than night vision products has been limited primarily to trial tests rather than commercial volume purchases for defense and industrial applications. We are aware of only very limited commercial volume purchases in the defense and industrial markets. Our current competitors in these markets are Liteye Systems, Inc., Lumus, Shimadzu Corporation, Microvision, Kopin, Creative Display Systems, LLC, OASYS Technology, LLC (now part of BAE Systems), Rockwell Collins, Inc. and its subsidiary Kaiser. Kopin has begun to aggressively promote its upcoming Golden-i that combines a speech controlled head mounted computer with a monocular near-eye display. The Motorola Solutions group has announced plans to introduce Golden-i in the second half of 2012 as Kopin’s exclusive distributor. We expect that we will encounter competition in the future from major suppliers of imaging and information products for defense applications.

There is competition in all classes of products manufactured by us, including from divisions of large companies and many small companies. Our sales do not represent a significant share of the market for any class of products. The principal points of competition for these products include, among other factors: price, product performance, the experience of the particular company and history of its dealings in such products. We believe that most of the monocular Video Eyewear products currently offered by our competitors are inferior to ours because they are bulky, have smaller image sizes with poor optics and/or are currently priced higher than our products.

Sales and Marketing

Sales

We focus primarily today on the consumer and defense markets. Targeted applications include video viewing, remote monitors, Virtual Reality, and Augmented Reality. Historically, most of our sales efforts were directed toward obtaining contracts to provide custom engineering solutions and products for the defense markets. However, starting in 2005, as our products and technology evolved, we began to sell standard Video Eyewear products for the consumer markets. In 2007 we introduced Virtual Reality products and in 2010 we introduced our first Augmented Reality products.

We have separate marketing and sales strategies for each of our target application areas and markets. We regularly attend industry trade shows in our application markets and have begun establishing some level of separate branding for both of our divisions. The consumer group sells under the Vuzix name and defense division under the Tac-Eye name. Both groups sell products into the industrial, commercial, academic and medical markets.

Marketing

Our marketing group is responsible for product management, planning, advertising, marketing communications, and public relations. We intend to become known as the premier supplier of Video Eyewear in the consumer markets, where our products are currently sold under the iWear® and WrapTM brands. We also intend to become known as the premier supplier of augmented reality and virtual display technology and systems for the industrial, defense, and low-vision assist markets. We have an internal public relations effort in the US and employ a public relations firm part-time in the UK. We also employ a marketing firm to help prepare brochures, packaging, tradeshow messaging and advertising campaigns. We plan to undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	enhancement and maintenance of our Website, Web Store and Social Media sites;

•	internet and web page advertising and targeted emails;

•	public relations

•	print advertising, catalogs and point of purchase displays

•	trade shows and sponsorships; and

•	co-marketing relationships or partnerships with relevant companies in selected markets.

Defense and Industrial

We primarily solicit sales of our government/defense products and engineering services directly. We employ, and expect to continue to employ, a Washington-based lobbying firm to help increase our visibility as a potential supplier in these markets and to assist us in uncovering new sales opportunities. We also act as a value added supplier, supplying our products to major defense suppliers, such as iRobot, Harris Corporation, L3 Corporation and others, to complement their products so that they can offer a complete turn-key solution to their potential defense customers. We are attempting to expand such partnerships and co-marketing agreements with government- and defense-focused value added resellers and system integrators where our Tac-Eye® product lines are part of a total solution. Beginning in 2012 we retained an external sales agency to assist in our sales to US Military customers and their prime suppliers. Business is solicited from large industrial manufacturers and defense companies, the US government and foreign governments and major foreign electronic equipment companies. In certain countries we have and intend to continue to use external sales representatives to help solicit and coordinate foreign contracts. We also search various government contract offering sites for procurement programs in which we believe we are qualified to participate.

Consumer

We engage in a variety of marketing efforts that are intended to drive customers to our products and to grow awareness of our consumer products and Video Eyewear in general. Public relations are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our consumer marketing efforts for 2012 on:

•	distinguishing our Video Eyewear product category from current competitors and legacy head mounted displays by offering products with performance that is superior to our competitors;
•	creating awareness with the press and general public about the AR and VR applications that are now possible with our Video Eyewear;
•	attempting to create and build further consumer acceptance and momentum around the Video Eyewear category as compared to existing alternative technologies; and
•	creating brand awareness of the Vuzix and Wrap™ brands.

Our Video Eyewear and VR Video Eyewear products are currently sold directly to consumers through select specialty retailers, through catalogue offerings and through third party North American distributors including D&H. Our products are currently sold by the following US based resellers: Hammacher Schlemmer, Macy’s and Amazon and directly from us through our website. Our latest Wrap 1200 Video Eyewear and AR Video Eyewear models are not currently offered through third party resellers, and must be purchased directly from Vuzix. Our website, www.vuzix.com is an important part of our direct sales efforts. For resellers with physical retail locations in the US, we have in the past offered point of purchase systems that include a video frame running a slide show presentation about the products and an integrated fully functional Video Eyewear product that allows potential customers to use our products.

We currently sell our products internationally through distributors, resellers, and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the EU. In Japan we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ three full-time and one part-time staff. In spring 2008 we created a wholly owned subsidiary, Vuzix (Europe) Limited, through which to conduct our business in the EU and Middle Eastern markets. Resellers in 50 countries placed orders with us during 2011. We maintain a small European sales office in Oxford, England. We have also retained a sales consultant (who acts as our European Director of Operations), a UK public relations firm and a mobile applications consultant to provide us with advice regarding the European cellular phone market. For customer support and warehousing, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU.

In August 2009, we entered into a long-term exclusive distribution agreement for Mainland China, Hong Kong, Macau, and Taiwan with YuView Holdings Ltd. Under this agreement, YuView has the exclusive right to distribute our products in the territory, subject to their achievement of minimum annual sales volumes and other milestones. Under the agreement, YuView has the option, subject to its achievement of unit sales volume thresholds, to manufacture some of our products in China for sale in that market only. The agreement has an initial term of five years and will then renew automatically for an additional five year term unless YuView is then in breach. YuView may terminate the agreement at any time on six months written notice. We may terminate the agreement if YuView fails to sell the required minimum amounts of our products. In the fall of 2011, we notified YuView of their failure to sell the required minimum amounts and terminated the exclusive distribution agreement. However, we expect that YuView may continue to operate as a non-exclusive distributor of our products in China without the automatic option to manufacture our products.

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

We currently purchase almost all of the microdisplays used in our products from Kopin and eMagin. Kopin accounts for approximately 91% of our microdisplays by unit volume. Relationships with both Kopin and eMagin generally are on a purchase order basis and neither supplier has a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. We procure a small percentage of our microdisplays from other sources. While we do not manufacture our components, we own the tooling that is used to make our custom components with the exception of certain authentication chips and connectors that may be required to support industry standard device connectivity. We do not believe that we are dependent on our relationships with any supplier other than Kopin and eMagin in order to continue to operate our business effectively. Kopin is also a significant customer of our night vision display electronics modules and owns just under 4% of our common stock. Some of our accessory products, are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products. Such third party products represented less than 1% of our sales in 2011.

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

Employees

As of December 31, 2011, we had 46 full-time employees in North America: 5 in sales and marketing, distribution, and customer service; 13 in research and development and engineering services support; 21 in manufacturing, operations and purchasing; 1 in quality assurance; and 6 in accounting, management, and administration. We also work with a group of sub-contractors, mainly for industrial, mechanical and optical design assistance in the Rochester, New York area. Some of those subcontractors have been continuously contracted over the last 36 months. In Japan, we have 3 full-time employees and in the UK we have one full-time contractor to manage our European sales and marketing activities.

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

RISKS RELATED TO OUR BUSINESS

Because our financial statements for 2011 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, we may not be able to obtain any necessary financing.

The independent registered public accounting report for our consolidated financial statements for the year ended December 31, 2011 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we are not able to obtain adequate financing when and in the amounts needed in the near future, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, our ability to continue as a going concern is in substantial doubt.

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

We incurred annual net losses of $3,879,581 in 2011, $4,557,133 in 2010, and $3,250,424 in 2009. We had an accumulated deficit of $26,469,144 as of December 31, 2011.

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

We will require additional financing in order to complete our plan of operations for the next twelve months unless we can successfully sell some of our assets. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us or that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern.

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

Since inception, a substantial portion of our sales have been derived from the sale of night vision display drive electronics to two suppliers to the US government. Sales of night vision display drive electronics to these customers amounted to 20%, 17%, and 31% of our sales in 2011, 2010, and 2009, respectively. We have no long-term contracts with these customers. A significant reduction or delay in orders from either of our significant customers or in their contracts with the US government would materially reduce our revenue and cash flow and adversely affect our ability to achieve or maintain profitability in the future.

The next largest source of revenues has been sales directly to the US Department of Defense, primarily for engineering programs. Such sales amounted to 21%, 5%, and 2% of our sales in 2011, 2010, and 2009, respectively. We have no long-term contracts with the US government for engineering services. We plan to submit proposals for additional development contract funding. However, development contract funding is subject to legislative authorization and, even if funds are appropriated, such funds may be withdrawn based on changes in government priorities.

Together, these two groups of customers accounted for 41%, 22%, and 33% in 2011, 2010, and 2009, respectively. We or our customers may not be successful in obtaining new government contracts or in receiving further night vision display electronics orders. Our or our customers’ inability to obtain sales from government contracts could have a material adverse effect on our results of operations and would likely cause us to delay or slow our growth plans, resulting in lower net sales and adversely affecting our liquidity and profitability.

Because our US government defense contracts and subcontracts are subject to procurement laws and regulations, we may not receive all of the revenues we anticipate receiving under those contracts and subcontracts.

Generally, US government contracts are subject to procurement laws and regulations. Some of the our contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for the acquisition of goods and services by the US government, and agency-specific acquisition regulations that implement or supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulations (DFAR).

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

Our US government contract and subcontract orders are funded by government budgets that are proposed by the President of the United States and reviewed and approved by the Congress. Funds allocated to government agencies are administered by the Executive Office of the President. There are two primary risks associated with this process. First, the process may be delayed or disrupted for a number of reasons, including congressional schedules, negotiations over funding levels for programs or unforeseen national or world events. Second, funding for multi-year contracts can be changed in future appropriations. Either of these events could affect the allocation, timing, schedule and program content of our government contracts and subcontracts and, accordingly, our sales.

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

If either of the two defense customers on whom we depend fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to fail to pay our liabilities and render us unable to purchase adequate inventory to sustain or expand our sales volume

Our accounts receivable represented approximately 27% and 17% of our total current assets as of December 31, 2011 and 2010, respectively. As of December 31, 2011, one customer was just under 38% of our total accounts receivable and our two major customers by revenue, represented less than 18% of our total accounts receivable at that date. At certain times there can be substantial amounts and concentrations of our accounts receivable, and if any of our major customers fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume and adversely affect our ability to continue our business.

 In addition, our business is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems. We experience an average accounts settlement period ranging from one month to as high as three months from the time we deliver our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers on a portion of the purchase price. Because our payment cycle is considerably shorter than our receivable collection cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, industry trends, our customers’ liquidity problems or payment practices or other issues may extend our collection period, which would adversely impact our liquidity, our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume, and adversely affect our ability to continue our business. To help mitigate this risk we obtained a line of credit in March 2011 to help finance our accounts receivable, but there can be no assurance that this line of credit will continue to be available or, if available, will be adequate for our needs.

Our future growth and profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.

A significant portion of our sales have been derived from the sale of night vision display electronics and from research and development contracts with suppliers to, or directly with the US government and other customers. Our long-term business plan contemplates such sales as a percentage of our overall revenues will transition more to the consumer and industrial markets. Our future growth and profitability from our consumer and industrial products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

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

Our Video Eyewear products require ongoing research and development and we may experience technical problems or delays and may not have the funds necessary to continue their development, which could lead our business to fail.

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

We anticipate that we will require additional funds and further US government engineering services contracts to maintain our current levels of expenditure for research and development of new products and technologies, and to obtain and maintain patents and other intellectual property rights in these technologies, the timing and amount of which are difficult to forecast. Any funds we need may not be available on commercially reasonable terms or at all. If we cannot obtain the necessary additional capital when needed, we might be forced to reduce our research and development efforts which would materially and adversely affect our business. If we attempt to raise capital in an offering of shares of our common stock, preferred stock, convertible securities or warrants, our then-existing stockholders’ interests will be diluted.

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

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc. (Zeiss), Sony, Epson, Brother International, 5DT Inc., eMagin Corporation (eMagin), Kopin Corporation (Kopin), Lumus Ltd. (Lumus) and Kaiser Electro Optics Inc. (Kaiser). Most of our microdisplay-based competitors have greater financial, marketing, distribution and technical resources than we do. Certain of these competing microdisplay-based technologies entered the marketplace prior to us. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a substantial portion of the personal display market, our business strategy may fail.

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

We believe that all our current consumer products comply with the regulations of the jurisdictions in which they are sold. Our failure to comply with these regulations in the future could result in the imposition of fines or in the suspension or cessation of our operations or sales in the applicable jurisdictions. Additional regulations applicable to our business may be enacted in the United States or other jurisdictions in the future. Compliance with regulations enacted in the future could substantially increase our cost of doing business or otherwise have a material adverse effect on our results of operations and our business.

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

Product liability claims, whether or not we are ultimately held liable for them, could have a material adverse effect on our business and results of operations.

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

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. As of December 31, 2011, we had 46 full-time employees. The competition for highly skilled technical, managerial and other personnel is intense and we may not be able to retain or recruit such personnel. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

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

A failure of our information technology systems could materially adversely affect our business.

A failure or prolonged interruption in our information technology systems that compromises our ability to meet our customers' needs, or impairs our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

A breach of our cyber security systems could materially adversely affect our business.

A breach that compromises proprietary data or our ability to meet our customers’ needs or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

RISKS RELATED TO MANUFACTURING

We do not manufacture our own microdisplays, one of the key components of our Video Eyewear products, and we may not be able to obtain the microdisplays we need.

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our Video Eyewear products. We currently purchase almost all of the microdisplays used in our products from Kopin and eMagin. Kopin accounts for approximately 91% of our microdisplays by unit volume. Products incorporating Kopin microdisplays accounted for approximately 34% of our sales in 2011 and products incorporating eMagin microdisplays accounted for approximately 32% of our sales in 2011. Our relationships with both Kopin and eMagin generally are on a purchase order basis and neither supplier has a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. Both Kopin and eMagin could discontinue sourcing merchandise for us at any time. If Kopin or eMagin were to discontinue their relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if Kopin or eMagin or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock and warrants has been highly volatile since they began trading on the TSX Venture Exchange (TSX-V) in January 2010. It will likely be characterized by significant price volatility when compared to more established issuers for the foreseeable future.

If we cannot maintain the listing of our common stock and warrants on the TSX-V holders of our common stock and warrants may not be able to resell their securities at or near the price they paid for them or at any price.

Our common stock and warrants are currently listed on the TSX-V under the symbols “VZX” and “VZX.WT”, respectively, our common stock is traded on the OTC Bulletin Board (OTC:BB) under the symbol “VUZI” and on the First Quotation Board of the Frankfurt Stock Exchange under the symbol “V7X”. The TSX-V has continuing listing requirements and we may not be able to comply with those requirements and maintain our listing. If our common stock and warrants are not listed on the TSX-V we would likely also lose our listing on the Frankfurt Stock Exchange but our common shares could still be quoted on the OTC Bulletin Board. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity and transparency than the TSX-V. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock and warrants may be unable to resell their securities at or near the price they paid for them or at any price.

The market price of our common stock and warrants may decline because of the number of shares of our common stock eligible for future sale in the public marketplace.

The price of our common stock and warrants could decline if there are substantial sales of our common stock in the public market in the future. As of December 31, 2011, 265,259,348 shares of our common stock were issued and outstanding. 31,180,157 shares of our common stock sold in our initial public offering are freely tradable without restriction or further registration under the Securities Act, except for any of those shares held by our “affiliates,” as that term is defined in Rule 144 under the Securities Act, whose sales would be subject to the volume and manner of sale limitations of Rule 144 described below. In addition, 146,440,415 shares of our common stock outstanding as of December 31, 2011, or approximately 56% of our common stock outstanding as of December 31, 2011, may be resold at any time, subject to the lock-up agreements and TSX-V escrow arrangements and seed share resale restrictions described below. Our executive officers and directors currently own 82,987,672 shares, or approximately 31% of our common stock outstanding as of December 31, 2011, some which are eligible for resale subject to the volume and manner of sale limitations of Rule 144 and subject to the lock-up agreements and TSX-V escrow arrangements described below.

The holders of an aggregate of 31,764,437 shares of our common stock have rights, subject to some conditions, to require us to include their shares in registration statements that we may file for ourselves or other stockholders. Additionally our Senior Term Debt is convertible and if it was fully converted a total of 46,517,695 shares of our common stock would have the right to cause the Company to register those shares in one or more piggy-back registrations and/or in one demand registration. We also intend to register for resale all shares of common stock that we have issued and may issue under our option plans. Once we register these shares, subject to any lock-up restrictions, if any, they can be freely sold in the public market. Furthermore, our agents may, at their discretion and at any time without notice, release all or any portion of the securities from the restrictions on sale imposed by lock-up agreements. Due to these factors, a substantial number of shares of our common stock may be eligible for sale in the public market at any time. These sales, or the perception in the market that the holders of a large number of shares are able to or intend to sell shares, could reduce the market price of our common stock.

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

Not applicable.

Item 2. Properties

Our manufacturing facility, consisting of approximately 8,800 square feet, is located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623, and our research and development, sales and administration offices, consisting of approximately 9,600 square feet, are located in two different suites at 75 Town Centre Drive, Rochester, New York 14623. We currently pay approximately $65,000 per year in rent for our manufacturing facility; $48,000 per year for our research and development offices; and $46,000 per year for our sales and administration offices. The manufacturing facility is leased on a calendar year term and will expire in December 2012. Our lease on both our office suites expires in June 2013. We have the option without penalty to terminate either of the office leases with 90 days advance notice. A termination notice was given in October 2011, we vacated our research and development offices effective January 31, 2012 and we merged the personnel and equipment located in those facilities into the unused space in our office and manufacturing facilities.

We believe that each of our facilities is in good operating condition and adequately serves our needs currently. However we intend to merge our offices and manufacturing facilities within 18 months. This will be done for efficiency reasons. We anticipate that, if required, suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

As at December 31, 2011, we are not a party to, and our property is not the subject of, any legal proceedings, and we are not aware of any such proceedings contemplated by or against us or our property.

Item 4. Mine Safety Disclosures

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

Vuzix Stock Prices (in Cdn$)	Low	High

Fiscal Quarters

First 2011	$0.05	$0.12
Second 2011	0.06	0.11
Third 2011	0.04	0.10
Fourth 2011	0.04	0.09

Vuzix Stock Prices (in Cdn$)	Low	High

Fiscal Quarters

First 2010	$0.20	$0.21
Second 2010	0.15	0.15
Third 2010	0.10	0.13
Fourth 2010	0.10	0.13

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

Vuzix Stock Prices (in US$)	Low	High

Fiscal Quarters

First 2011	$0.06	$0.13
Second 2011	0.06	0.12
Third 2011	0.05	0.10
Fourth 2011	0.04	0.09

Vuzix Stock Prices (in US$)	Low	High

Fiscal Quarters

First 2010	N/A	N/A
Second 2010	N/A	N/A
Third 2010	$0.10	0.10
Fourth 2010	0.10	0.10

Holders of Record

On April 16, 2011, there were 156 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to determine the exact number of beneficial stockholders represented by these record holders, but we believe that there were approximately 811 beneficial owners of our common stock as of May 31, 2011.

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

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2011.

Equity Compensation Plan Information

     The following table provides information about our equity compensation plans as of December 31, 2011.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	20,089,216	$0.1301	29,112,310
Equity compensation plans not approved by security holders	—	—	—

Total	20,089,216	0.1301	29,112,310

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes only shares available under our 2009 Stock Option Plan.

Item 6.   Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

 The following tables present our summary financial data and should be read together with our financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The summary financial data for the years ended December 31, 2011, 2010 and 2009 are derived from our audited annual financial statements, which are included elsewhere in this annual report.

	Year Ended December 31,
Statement of Operations Data	2011	2010	2009
Sales	$13,054,296	$12,255,414	$11,886,098
Cost of Sales	8,314,367	8,452,769	7,609,091
Gross Margin	4,739,929	3,820,645	4,277,007
Operating Expenses
Research and development	2,122,359	2,038,613	2,217,627
Selling and marketing	2,091,412	2,286,475	2,143,628
General and administrative	2,590,636	2,860,585	2,354,573
Depreciation and amortization	468,823	444,358	522,457
Impairment of Patents and Trademarks	28,576	49,956	—
Total operating expenses	7,308,595	7,679,987	7,238,285

Profit (Loss) from operations	(2,568,666)	(3,877,342)	(2,961,278)
Interest and other income (expense)	1,182	228	63
Foreign exchange (loss) gain	(35,770)	(22,919)	(22,226)
Interest expense	(996,044)	(433,116)	(297,200)
Warrants issued for debt and loan restructuring	(252,594)	(209,045)	—
Tax (expense) benefit	(27,689)	(14,939)	30,217

Total tax and other income (expense)	(1,310,915)	(679,791)	(289,146)

Net (Loss)	$(3,879,581)	$(4,557,133)	$(3,250,424)

Income (loss) per share:
Basic and fully diluted*	$(0.0147)	$(0.0173)	$(0.0151)
Weighted average common shares outstanding:
Basic and fully diluted*	263,874,979	263,600,274	221,469,554

*All outstanding warrants, options, and convertible debt are anti-dilutive, therefore basic and diluted earnings per share are the same for all periods.

	Year Ended December 31,
Cash Flow Data	2011	2010	2009
Cash flows (used in) operating activities	$(1,503,661)	$(3,077,714)	$(2,261,123)
Cash flows (used in) investing activities	(897,403)	(236,039)	(472,456)
Cash flows provided by financing activities	182,221	3,450,049	4,415,383

	As of December 31,
Balance Sheet Data	2011	2010
Cash and cash equivalents	$417,976	$2,636,819
Working Capital (deficiency)	(6,052,281)	1,180,687
Total Assets	5,818,697	9,192,182
Long-Term Liabilities	2,454,757	5,881,161
Accumulated (deficit)	(26,469,144)	(22,589,563)
Total Stockholders’ equity (deficit)	(6,824,748)	(3,411,497)

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

Our Video Eyewear products feature high performance miniature display modules, low power electronics and related optical systems. We produce both monocular and binocular Video Eyewear devices that we believe are excellent solutions for many mobile computer or video viewing requirements. We focus on two markets: the consumer markets for gaming and mobile video and rugged mobile displays for defense applications. Our Virtual and Augmented Reality products are also sold in the consumer, defense, industrial, commercial, academic and medical markets. We believe our intellectual property portfolio gives us a leadership position in microdisplay electronics, ergonomics, packaging, motion tracking and optical systems.

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

Our accounting policies are more fully described in the notes to our financial statements included in this annual report. In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;
•	carrying value of long-lived assets;
•	valuation of patents and trademarks;
•	revenue recognition;
•	product warranty;
•	research and development;
•	stock-based compensation; and
•	income taxes.

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

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2011, 2010 or 2009.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. We recorded an impairment charge of $28,576 representing cost of $39,352, less accumulated amortization of $10,776 in 2011, and an impairment charge of $49,956 representing cost of $89,151, less accumulated amortization of $39,195 in 2010 and $nil in 2009 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $720,599 as of December 31, 2011, because management believes that its value is recoverable.

Revenue Recognition

Revenue from product sales is recognized in accordance with FASB ASC Topic 605, Revenue Recognition.   Product sales represent the majority of our revenue. We recognize revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, we sell our products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by us. If these conditions are not met, we will defer the revenue recognition until such time as these conditions have been satisfied. We collect and remit sales taxes in certain jurisdictions and report revenue net of any associated sales taxes. We also sell certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including price adjustments downwards on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims.

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

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $21,700,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011. The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS). While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value will apply in the future if applicable to the Company.

Key Performance Indicators

We believe that a key indicator for our business is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is still low as this time. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer. Total shipments of night vision electronics module customers in 2011, 2010 and 2009 were $2,586,069, $2,039,052 and $5,278,673, respectively.

Comparison of Fiscal Years Ended December 31, 2011 and December 31, 2010

Sales.   Our sales were $13,054,296 for 2011 compared to $12,255,414 for 2010. This represents a 6.5% increase for the year 2011 over the year 2010. Our sales from defense focused products increased to $7,350,614 or 56% of our total sales in 2010 compared to $4,799,271 or 39% of total sales in 2010, a increase of $2,551,343 or 53%. The increase resulted primarily from higher shipments of night vision electronics in 2011 as compared to 2010. Sales from our defense-related engineering programs increased to $1,687,624 or 13% of total sales compared to $1,211,357 or 10% of total sales in 2010. The increase in 2010 was the result of new programs for delivering custom versions of our new see-through display technology. Consumer Video Eyewear product sales decreased to $4,016,058 or 31% of total sales for 2011 compared to $6,244,786 or 51% of our total sales for 2010. This decrease resulted from the phase out of our lower priced Video Eyewear models, which previously sold a in larger overall unit numbers but resulted in less overall margin as compared to their more expensive replacement models.

Cost of Sales and Gross Margin.   Gross margin increased to $4,739,929 for 2011 from $3,802,645 for 2010, an increase of $937,284 or 25%. As a percentage of net sales, gross margin increased to 36.3% for 2011 compared to 31.0% for 2010. This increase was primarily the result of the higher margin earned on selling our Tac-Eye Video Eyewear and night vision modules and the high margins we are currently earning on sales of our AR Video Eyewear.

Research and Development.   Our research and development expenses increased to $2,122,359 compared to $2,038 613 in 2010. The $83,746 or 4.1% increase in the 2011 period versus 2010 was primarily the result of ongoing development work on our new Wrap 1200 Video Eyewear models, an enhanced Tac-Eye product model, and finally waveguide research costs with our new subsidiary in Finland. Research and development expenses we incur under government funded engineering programs are included in costs of goods sold.

Selling and Marketing.   Selling and marketing expenses were $2,091,512 for 2011 compared to $2,286,475 for 2010, a decrease of $194,963 or 8.5%. The decrease was primarily due to our decreased participation in paid catalog advertising with our resellers in the USA.

General and Administrative.   General and administrative expenses were $2,590,636 for 2011 as compared to $2,860,585 for 2010, an decrease of $226,949 or 9%. The lower general and administrative related to decreases costs for staff involved in the IR function and decreased legal expenses in regards to various financing efforts in 2010.

Depreciation and Amortization.   Our depreciation and amortization expense for 2011 was $468,823 as compared to $444,358 in 2010. The increase relates to increased capital expenditures in 2011 as compared to 2010.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, were $(1,283,226) in 2011 as compared to $(664,852) in 2010. The increase in expenses was primarily attributable to our increased borrowings and higher interest rates resulting from default interest surcharges on our senior debt upon our failure to meet loan covenants. Interest expense was $(996,044) in 2011 as compared to $(433,116) in 2010.

Provision (Benefit) for Income Taxes.   The provision for income taxes for 2011 was $27,689 compared to $14,939 for 2010.The composition of each year’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation as well as Japanese branch taxes.

Net (Loss) and (Loss) per Share.   Our net loss was $(3,879,581) or $(0.0147) per share in 2011, a decreased loss of $677,552, or 15%, from $(4,557,133) or $(0.0173) per share in 2010.

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

General and Administrative.   General and administrative expenses were $2,860,585 for 2010 as compared to $2,354,573 for 2009, an increase of $506,012 or 21.5%. The higher general and administrative related to increases costs for staff involved in the IR function, increased legal expenses in regards to various financing efforts in 2010, and higher professional fees related to being a public company.

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

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $417,976, a decrease of $2,218,843 from $2,636,819 as of December 31, 2010.

At December 30, 2011 the Company had current liabilities of $10,188,687 compared to current liabilities of $6,722,518 at December 31, 2010, comprised principally of the current portion of long term debt, accounts payable, accrued expenses, customer deposits and bank lines of credit. Current liabilities increased $3,443,038 during the period due primarily to the classification of long term debt as short term due to the violation of certain loan covenants with Senior Secured Term Debt Lender. Additionally the Company is in violation of a certain covenant under its bank lines of credit. The Company has negative working capital of $(6,052,281) as of December 30, 2011 as compared to a positive working capital of $1,180,687 as of December 31, 2010.

The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital. The Company is currently in default under its loan agreement with its Senior Lenders. The lenders have currently indicated that they will not issue such waivers or enter into a forbearance agreement, under which each would agree to forbear from enforcing its remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if the Company receives a waiver or enters into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year. That default also constitutes a default under the Company’s line of credit with its bank lender, which could also enforce its remedies against the Company, including enforcement of its rights as a secured creditor with respect to certain collateral, inducing the Company’s accounts receivable.

The Company has previously attracted funding in the form of subordinated debt and a line of credit. However, there can be no assurance that it will be able to do so in the future nor can there be any assurance that additional capital will be raised or that it will be sufficient to execute the Company’s business plan. To the extent that additional capital is not raised, or that it is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of December 31, 2011 by the following actions:

▪	The Company continues to implement plans to increase revenues.

▪	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.

▪	The Company is seeking alternatives measures of financing which may include equity financing or additional subordinated debt.

▪	The Company has begun actively marketing the sale of certain of the assets of the Company, including certain product lines and intellectual properties. The Company anticipates that any proceeds from possible sale transactions will be utilized to reduce its obligations under its Senior Secured Term Debt and, to the extent of any excess proceeds, for working capital.

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

Operating Activities.   Cash (used in) operating activities was $(1,503,661) in 2011 and $(3,077,714) in 2010. The net changes in operating assets and liabilities, excluding cash, provided (used) cash were $671,225 in 2011 and $514,087 in fiscal 2010. The major changes in 2011 were a decrease in our inventories of $1,208,942 offsetting a $(362,226) decrease in accounts payable and customer deposits of $(897,441) as of December 31, 2011. The major changes in 2010 were an increase in our inventories of $789,028 offsetting a $191,429 increase in accounts payable and customer deposits of $1,118,291 as of December 31, 2010.

Investing Activities.   Cash used in investing activities was $897,403 in 2011 and $236,039 in 2010. Cash used for investing activities in 2011 related primarily to tooling and equipment costs regarding our new waveguide optics and scanning engine, along with product tooling and computer software equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $97,006 in 2011 and $85,491 in 2010.

Financing Activities.   Cash provided by financing activities was $182,221in 2011 and $3,450,049 in 2010. In 2011 we increased our net borrowings under our credit lines by $556,041 and made repayments of $329,393 on our notes payable and $64,910 on our capital leases. In December 2010 we issued $4,000,000 in senior secured debt and obtained the restructuring of existing debts totaling $2,320,980 principal and accrued interest at the same time for 24 to 36 months.

Capital Resources.   As of December 31, 2011, we had a cash balance of $417,976. We had $113,728 available under our bank lines of credit (the outstanding balances under our lines of credit as of December 31, 2011 were $652,081). The bank credit agreement contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with any affiliates, and investments. It also prohibits us from declaring and paying cash dividends without the bank’s prior consent. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis. The maximum borrowings under the bank credit facility is $2,000,000. The lender has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property, in which it has a second position security interest. All secured debt other than that secured by Intellectual Property is subordinated to the bank credit facility. The loan agreement relating to this facility requires the Company to meet certain quarterly and annual EDITDA covenants. The Company was not in compliance with its last two quarterly and annual EBITDA covenants for 2011.

The Company has requested that the Bank waive the Company’s noncompliance with the EBITDA covenants, but the Bank has indicated that it will not issue such a waiver or enter into a forbearance agreement, under which it would agree to forbear from enforcing its remedies against the Company. As such the Bank is currently able to exercise its remedies under its loan agreement, including acceleration of the amounts due it and foreclosure and sale of the collateral held by it. Even if the Company were to receive a waiver or enter into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. We have been unable to generate cash flows sufficient to support our operations and have been dependent on term debt, revolving credit financing and equity financings. There can be no assurance that we will be able to raise cash from those sources in the future. Our independent auditors issued a going concern explanatory paragraph in their reports for the years ended December 31, 2011 and 2010. With our current level of funding and ongoing losses from operations, doubt exists about our ability to continue as a going concern.

We intend to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. Management’s plans concerning these matters are also discussed under “Liquidity and Capital Resources” below and in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to continue our development programs, hire and train additional staff, and undertake new product marketing activities. Further future net operating losses, product tooling expenses, and related working capital investments will be the principal use of our cash.

During the years ended December 31, 2011 and 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on term debt financings, equity financings, including our IPO in December 2009, and debt raised from qualified investors in December 2010.  We remain dependent on outside sources of funding until our results of operations provide positive cash flows.  Our independent auditors issued a going concern explanatory paragraph in their report dated April 16, 2012. With our current level of funding and ongoing losses from operations, as well as the fact we are currently in breach of certain covenants with our senior lenders and their lack of agreement to enter into a forbearance agreement with us, doubt exists about our ability to continue as a going concern.

Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2012 without proceeds from the sale of assets, additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures on new products, tooling, R&D, and marketing. A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels. If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations. Any of these actions could harm our business, results of operations and future prospects. To guard against this risk, we will actively pursue the orderly sale of certain assets and may seek additional debt, equity or equity-based financing. We can give no assurance that we will be able to sell any assets or obtain additional financing on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets on a distress basis and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

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

The closing in late December 2010 of the Convertible, Senior Secured Term loan of $4,000,000 and the restructuring of $2,320,980 in deferred trade accounts payable and other notes decreased the Company’s material working capital deficiency. On March 22, 2011 the Company entered into an agreement with a bank for up to $2 million in credit facilities to support on-going working capital needs, which matures on March 22, 2013. The credit facility is an accounts receivable formula based line of credit, and our ability to use the credit facility is dependent upon our ability to generate qualifying accounts receivable. There can be no assurance that we will be able to do so. Under the agreement, the Company may borrow up to 80% of eligible North American accounts receivable and, in addition, approved international accounts on a case-by-case basis. These financings did temporarily improve our working capital position. However due to our continued operating losses we again have negative working capital. The Company was not in compliance with EBITDA covenants for the third quarter of 2011 or for the 2011 period in its agreements with both of its senior lenders. The Company has requested that they waive the Company’s noncompliance with the EBITDA covenants but they have not done so. Further the senior lenders have indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them.

If we meet our 2012 sales forecasts, we plan to follow our business strategy of introducing new and improved products.

Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;
•	focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products; the phasing out of the low resolution Video Eyewear models for which we earn a lower gross margin; and the introduction of see-through and new high resolution Video Eyewear;
•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs wherever possible;
•	reducing public relations expenses;
•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;
•	reducing and deferring some research and development and delaying some planned product and new technology introductions; and
•	exploring our options with respect to new debt borrowings and equity financings

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

We cannot make assurances that we will be able to generate sufficient cash from any asset sales to repay our senior lenders and or eliminated covenant defaults or whether our retained business will be sufficient to maintain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-1 through F-27 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2011.

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the material weaknesses set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2011:

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16 day of April, 2012.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers Paul J. Travers	President, Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2012

/s/ Grant Russell Grant Russell	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 16, 2012

/s/ William Lee William Lee	Director	April 16 , 2012
/s/ Frank Zammataro Frank Zammataro	Director	April 16, 2012

/s/ Joe Cecin Joe Cecin	Director (Chairman)	April 16 , 2012

Exhibit Index

1	.1(4)	Form of Agency Agreement
3	.1(3)	Amended and Restated Certificate of Incorporation to be effective immediately following the closing of the offering
3	.2(3)	Amended and Restated Bylaws to be effective immediately following the closing of the offering
4	.1(4)	Specimen certificate evidencing shares of common stock
4	.2(4)	Specimen common stock purchase warrant
4	.3(6)	Form of Warrant Indenture between the registrant and Computershare Trust Company of Canada Certain instruments defining the rights of the holders of long-term debt of the registrant, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the registrant and its subsidiary on a consolidated basis, have not been filed as exhibits. The registrant hereby agrees to furnish a copy of any of these agreements to the Commission upon request
4	.4(7)	Common Stock Purchase Warrant dated as of May 21, 2010 issued by the registrant to Kopin Corporation
4	.5(8)	Common Stock Purchase Warrant dated as of October 21, 2010 issued by the registrant to Kopin Corporation
10	.1(1)+	2007 Amended and Restated Stock Option Plan
10	.2(1)+	2009 Stock Option Plan
10	.3(2)+	Form of Option Agreement under 2009 Stock Plan
10	.4(1)+	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10	.5(1)+	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10	.6(1)+	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10	.7(1)	Shareholders Agreement dated as of October 11, 2000 by and among the registrant and Shareholders (as defined therein)
10	.81(1)	Registration Rights Agreement dated as of October 11, 2000 by and among the registrant and the Investors (as defined therein)
10	.9(1)	Registration Rights Agreement dated as of June 2005 by and among the registrant and the Investors (as defined therein)
10	.10(3)†	Technology Purchase and Royalty Agreement dated as of December 23, 2005 between the registrant and New Light Industries, Ltd.
10	.11(1)	Warrant to purchase common stock dated as of December 23, 2005 issued by the registrant to New Light Industries, Ltd.
10	.12(1)	Rights Agreement dated as of December 23, 2005 by and between the registrant and New Light Industries, Ltd.
10	.13(1)	Agency Agreement dated as of June 29, 2007 by and between the registrant and Canaccord Capital Corporation
10	.14(1)	Form of warrant to purchase common stock issued by the registrant pursuant to the Agency Agreement dated as of June 29, 2007 by and between the registrant and Canaccord Capital Corporation

10	.15(1)	Demand Note in the original principal amount of $247,690.92 by the registrant to the order of Paul J. Travers
10	.16(1)	Loan Agreement dated as of October 2008 by and between the registrant and Paul J. Travers
10	.17(3)	Promissory Note dated as of October 2008 by the registrant to the order of Paul J. Travers
10	.18(1)	Fiscal Advisory Fee Agreement dated as of June 29, 2009 by and between the registrant and Canaccord Capital Corporation and Bolder Investment Partners, Ltd.
10	.19(6)†	Distribution and Manufacturing Agreement dated August 27, 2009 between the registrant and YuView Holdings Ltd.
10	.20(3)	Convertible Promissory Note dated September 19, 2006 in the original principal amount of $500,000 by the registrant to Sally Hyde Burdick
10	.21(5)	Form of Escrow Agreement by and among the registrant, Canaccord Capital Corporation the other Offering Agents (as defined therein) and JP Morgan Chase Bank, National Association, as escrow agent
10	.22(5)	Amended and Restated Fiscal Advisory Fee Agreement dated as of November 12, 2009 by and between the registrant and Canaccord Capital Corporation and Bolder Investment Partners Ltd.
10	.23(6)	Amendment No. 1 to Amended and Restated Fiscal Advisory Fee Agreement dated as of November 12, 2009 by and among the registrant and Canaccord Capital Corporation and Bolder Investment Partners Ltd.
10	.24(6)	Form of Escrow Agreement by and among the Registration of Computershare Investor Services, Inc., as escrow agent, and the Securityholders (as defined therein) entered into pursuant to Canadian National Policy 46-201 and TSX Venture Exchange Policy 5.4
10	.25(7)	Revolving Line of Trade Credit Agreement dated as of May 21, 2010 by and between the registrant and Kopin Corporation
10	.26(7)	Security Agreement dated as of May 21, 2010 by and between the Company and Kopin Corporation
10	.27(8)	Amendment to Revolving Line of Trade Credit Agreement dated as of October 8, 2010 by and between the registrant and Kopin Corporation
10	.28(9)	Convertible Loan and Security Agreement, dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10	.29(9)	Intellectual Property Security Agreement dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10	.30(9)	Warrant to Purchase Stock dated December 23, 2010 issued by the registrant to LC Capital Master Fund Ltd.
10	.31(9)	Convertible Promissory Note issued by the registrant to LC Capital Master Fund Ltd.
10	.32(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Kopin Corporation
10	.33(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Vast Technologies Inc.
10	.34(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Paul J. Travers
10	.35(10)	Letter Agreement dated as of December 23, 2010 by and between the registrant and John Burtis
10	.36(10)	Warrant issued by the registrant to Vast Technologies Inc. entitling Vast to purchase up to 1,662,274 shares of Common Stock at an exercise price of $.09965 per share

10	.37(10)	Warrant issued by the registrant to Kopin Corporation entitling Kopin to purchase up to 1,662,274 shares of Common Stock at an exercise price of $0.09965 per share
10	.38(10)	Warrant issued by the registrant to Paul J. Travers entitling Travers to purchase up to 1,034,633 shares of Common Stock at an exercise price of $0.09965 per share
10	.39(10)	Warrant issued by the registrant to John Burtis entitling Burtis to purchase up to 543,052 shares of Common Stock at an exercise price of $0.09965 per share
10	.40(11)	Loan and Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10	.41(11)	Intellectual Property Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10	.42(11)	Intercreditor Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10	.43(11)	Subordination Agreement dated as of March 21, 2011 by and between Kopin Corporation and Bridge Bank National Association
10	.44(11)	Subordination Agreement dated as of March 21, 2011 by and between Vast Corporation and Bridge Bank National Association
10	.45(11)	Subordination Agreement dated as of March 21, 2011 by and between Paul J. Travers and John Burtis, on the one hand, and Bridge Bank National Association on the other hand
10	.46(12)	Supplemental Agreement, dated as of December 8, 2011, by and between the registrant and LC Capital Master Fund Ltd.
10	.47(13)	Supplement Agreement, dated as of January 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10	.48(14)	Supplemental Agreement, dated as of February 23, 2012 by and between the registrant and LC Capital Master Fund Ltd.
10	.49(15)	Supplemental Agreement, dated as of March 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
17	.2(12)	Letter dated December 13, 2011 from Richard F. Conway to registrant resigning as a director of the registrant

(1)	Previously filed as an exhibit to the Registration Statement on Form S-1 filed on July 2, 2009
(2)	Previously filed as an exhibit to Amendment No. 2 to the Registration Statement on Form S-1 filed on September 4, 2009
(3)	Previously filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009
(4)	Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-1 filed November 10, 2009
(5)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 filed November 27, 2009
(6)	Previously filed as an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 filed December 7, 2009
(7)	Previously filed as an exhibit to the Current Report on Form 8-K filed June 2, 2010
(8)	Previously filed as an exhibit to the Current Report on Form 8-K filed October 27, 2010
(9)	Previously filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010
(10)	Previously filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010
(11)	Previously filed as an exhibit to the Current Report on Form 8-K filed March 25, 2011
(12)	Previously filed as an exhibit to the Current Report on Form 8-K filed December 19, 2011
(13)	Previously filed as an exhibit to the Current Report on Form 8-K filed January 27, 2012
(14)	Previously filed as an exhibit to the Current Report on Form 8-K filed February 29, 2012
(15)	Previously filed as an exhibit to the Current Report on Form 8-K filed March 27, 2012

+	Management contract or compensation plan or arrangement
†	Confidential treatment granted as to certain portions

VUZIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vuzix Corporation

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and its subsidiary as of December 31, 2011 and 2010, and the related consolidated statement of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December, 31, 2011. Vuzix Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation and its subsidiaries as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for each of the years in the three period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

Rochester, New York

April 16, 2012

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

Current Assets
Cash and Cash Equivalents	$417,976	$2,636,819
Accounts Receivable, Net (Note 3)	1,104,084	1,358,905
Inventories, Net (Note 4)	2,539,721	3,748,664
Prepaid Expenses and Other Assets	74,625	158,817

Total Current Assets	4,136,406	7,903,205
Tooling and Equipment, Net (Note 5)	961,692	562,085
Patents and Trademarks, Net (Note 6)	720,599	726,892

Total Assets	$5,818,697	$9,192,182

Current Liabilities
Accounts Payable	$3,766,617	$4,128,842
Lines of Credit (Note 7)	652,081	96,040
Current Portion of Long-term Debt, net of discount	4,924,838	810,623
Current Portion of Capital Leases	84,684	99,523
Customer Deposits (Note 8)	392,151	1,289,592
Accrued Interest	62,176	—
Accrued Expenses (Note 9)	305,840	288,798
Income Taxes Payable	300	9,100

Total Current Liabilities	10,188,687	6,722,518

Long-Term Liabilities
Accrued Compensation (Note 10)	810,096	645,096
Long Term Portion of Term Debt, net of discount (Note 11)	1,072,051	4,713,547
Long Term Portion of Capital Leases (Note 12)	52,000	102,071
Accrued Interest	520,610	420,448

Total Long-Term Liabilities	2,454,757	5,881,161

Total Liabilities	12,643,444	12,603,680

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; (Refer to Note 14 for Series A, Series B and Unauthorized Preferred Stock) 0, Shares Issued and Outstanding at December 31(Note 14)	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 265,259,348, Shares Issued and Outstanding at December 31, 2011 and 263,600,274 Respectively	265,259	263,600
Additional Paid-in Capital	19,455,241	19,141,802
Accumulated (Deficit)	(26,469,144)	(22,589,563)
Subscriptions Receivable (Note 17)	(76,104)	(227,336)

Total Stockholders’ Equity	(6,824,748)	(3,411,497)

Total Liabilities and Stockholders’ Equity	$5,818,697	$9,192,182

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional	Accumulated	Preferred Stock		Subscriptions
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Receivable	Total

Balance — December 31, 2008	218,268,927	$218,269	$12,700,413	$(14,687,276)	168,500	$169	$(321,517)	$(2,089,942)

Exercise of Options	—	—	—	—	—	—	—	—
Issuance of Common Stock from Private Placement of Cash	2,000,000	2,000	298,000	—	—	—	—	300,000
Issuance of Common Stock in IPO	33,790,060	33,790	5,776,867					5,810,657
Conversion of Preferred Stock and Accrued Dividends	7,213,797	7,214	411,815	—	(168,500)	(169)	—	418,860
Conversion of Convertible Debt	2,327,490	2,327	130,546	—	—	—	—	132,873
Repurchase of Fractional Shares	—	—	(2)		—	—	—	(2)
Dividends	—	—	—	(94,730)	—	—	—	(94,730)
Warrants Issued for Services	—	—	—	—	—	—	—	—
Stock Compensation Expense	—	—	274,152	—	—	—	—	274,152
Direct IPO Associated Expense	—	—	(1,912,715)		—	—	—	(1,912,715)
Forgiveness of Subscriptions Receivable	—	—	(13,135)	—	—	—	94,181	81,046
2009 Net Loss	—	—	—	(3,250,424)	—	—	—	(3,250,424)

Balance — December 31, 2009	263,600,274	$263,600	$17,665,941	$(18,032,430)	—	$—	$(227,336)	$(330,225)
Warrants Issued for Services	—	—	18,000	—	—	—	—	18,000
Stock Compensation Expense	—	—	243,973	—	—	—	—	243,973
Warrants Issued for Debt Deferrals			119,443					119,443
Warrants Issued for Supplier Line of Trade Credit			58,807					58,807
Warrants Issued for Senior Term Debt			1,035,638					1,035,638
2010 Net Loss	—	—	—	(4,557,133)	—	—	—	(4,557,133)

Balance — December 31, 2010	263,600,274	$263,600	$19,141,802	$(22,589,563)	—	$—	$(227,336)	$(3,411,497)
Warrants Issued for Services	—	—	—	—	—	—	—
Issuance of Common Stock from Exercise of Stock Options	1,298,002	1,298	15,752					17,050
Issuance of Common Stock from Exercise of Warrants	361,072	361	3,250					3,611
Stock Compensation Expense	—	—	298,664	—	—	—	—	298,664
Forgiveness of Subscriptions Receivable			(4,227)				151,232	147,005
2011 Net Loss	—	—	—	(3,879,581)	—	—	—	(3,879,581)

Balance — December 31, 2011	265,259,348	$265,259	$19,455,241	$(26,469,144)	—	$—	$(76,104)	$(6,824,748)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended
	December 31,
	2011	2010	2009

Sales of Products	$11,366,672	$11,044,057	$10,961,235
Sales of Engineering Services	1,687,624	1,211,357	924,863

Total Sales	13,054,296	12,255,414	11,886,098

Cost of Sales — Products	7,424,314	7,987,702	7,157,573
Cost of Sales — Engineering Services	890,053	465,067	451,518

Total Cost of Sales	8,314,367	8,452,769	7,609,091

Gross Profit	4,739,929	3,802,645	4,277,007
Operating Expenses:
Research and Development	2,122,359	2,038,613	2,217,627
Selling and Marketing	2,091,512	2,286,475	2,143,628
General and Administrative	2,590,636	2,860,585	2,354,573
Depreciation and Amortization	468,823	444,358	522,457
Impairment of Patents and Trademarks	35,265	49,956	—

Total Operating Expenses	7,308,595	7,679,987	7,238,285

Loss from Operations	(2,568,666)	(3,877,342)	(2,961,278)

Other Income (Expense)
Interest and Other (Expense) Income	1,182	228	63
Foreign Exchange Gain (Loss)	(35,770)	(22,919)	(22,226)
Interest Expense	(996,044)	(433,116)	(297,200)
Amortization of Senior Term Debt Discount	(252,594)	(209,045)	—

Total Other Income (Expense)	(1,283,226)	(664,852)	(319,363)

Loss Before Provision for Income Taxes	(3,851,892)	(4,542,194)	(3,280,641)
Provision (Benefit) for Income Taxes (Note 13)	27,689	14,939	(30,217)

Net Loss	$(3,879,581)	$(4,557,133)	$(3,250,424)

Basic and Diluted Loss per Share	$(0.0147)	$(0.0173)	$(0.0151)
Weighted-average Shares Outstanding — Basic and Diluted	263,874,979	263,600,274	221,469,554

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2011	2010	2009
Cash Flows from Operating Activities
Net Loss	$(3,879,581)	$(4,557,133)	$(3,250,424)
Non-Cash Adjustments
Depreciation and Amortization	468,823	444,358	522,458
Impairment of Patents and Trademarks	35,265	49,956	—
Stock-Based Compensation Expense	298,664	243,973	274,152
Non-Cash Compensation	99,828	—	81,046
Accrued Interest Added to Term Debt Principal	549,520	—	—
Warrants Issued for Services	—	18,000	—
Amortization of Senior Term Debt Discount	252,595	5,536	—
(Increase) Decrease in Operating Assets

Accounts Receivable	254,821	87,845	(33,139)

Inventories	1,208,942	(789,028)	(652,315)
Prepaid Income Taxes	—	—	130,130
Prepaid Expenses and Other Assets	84,193	(117,626)	198
Increase (Decrease) in Operating Liabilities

Accounts Payable	(362,226)	191,429	(826,907)

Long Term Portion of Trade Payables	—	—	1,746,000
Accrued Expenses	17,042	(111,168)	214,006
Accrued Compensation	200,000	200,000	—

Customer Deposits	(897,441)	1,118,921	(559,006)

Income Taxes Payable	(8,800)	5,508	(32,820)
Accrued Interest	174,694	(71,794)	124,498

Net Cash Flows Used in Operating Activities	(1,503,661)	(3,077,714)	(2,261,123)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(800,397)	(150,548)	(337,862)
Investments in Patents and Trademarks	(97,006)	(85,491)	(134,594)

Net Cash Used in Investing Activities	(897,403)	(236,039)	(472,456)

Cash Flows from Financing Activities
Net Change in Lines of Credit	556,041	(82,067)	(24,183)
Issuance of Common Stock	—	—	6,110,657
Repayment of Capital Leases	(64,910)	(79,771)	(125,291)
Exercise of Stock Options	16,871	—	—
Exercise of Stock Warrants	3,612	—	—
Repurchase of Fractional Shares	—	—	(2)
Direct IPO Associated Costs	—	—	(1,912,715)
Repayment of Notes Payable	(329,393)	(563,113)	—
Proceeds from Notes Payable	—	175,000	246,417
Proceeds from Senior Secured Term Debt	—	4,000,000	120,500

Net Cash Flows Provided by Financing Activities	182,221	3,450,049	4,415,383

Net Increase (Decrease) in Cash and Cash Equivalents	(2,218,843)	136,296	1,681,804
Cash and Cash Equivalents — Beginning of Year	2,636,819	2,500,523	818,719

Cash and Cash Equivalents — End of Year	$417,976	$2,636,819	$2,500,523

Supplemental Disclosures
Interest Paid	284,186	249,073	172,533
Interest Accrued Converted into Common Stock	—	—	57,874
Income Tax Credit (Refund)	—	—	(164,214)
Income Taxes Paid	39,502	9,431	36,687

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	44,261	86,528	12,924
Dividends Declared but Not Paid	—	—	94,730
Debt Converted to Equity	—	—	75,000

Non-Cash Financing Transactions
Conversion of Preferred Shares and Accrued Dividends	—	—	418,860
Conversion of Convertible Debt and Interest	—	—	132,874
Debt Discount recognized on Senior Secured Term Debt		(1,010,379)	—

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

     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Vuzix Europe and Vuzix Finland, OY. All significant inter-company transactions have been eliminated.

     Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”

Shipments to customers outside of the United States approximated 16%, 20% and 16% of sales in 2011, 2010 and 2009, respectively. No single international country represented more than 10% of revenues. The Company does not maintain significant amounts of long-lived assets outside of the United States other than tooling held by its third party manufacturers, primarily in China.

The Company has at times had a concentration of sales to the U.S. government and they amounted to approximately 21%, 5% and 2% of sales in 2011, 2010 and 2009, respectively. Accounts receivable from the U.S. government accounted for 17% and 9% of accounts receivable at 2011 and 2010, respectively. Another customer, who is also a minority stockholder, represented 22%, 17%, and 42% of sales in 2011, 2010 and 2009, respectively.

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

For cash management purposes, the Company concentrates its cash holdings in one account at the Bridge Bank. The balance in these accounts may exceed the federally insured limit of $250,000 per customer by the Federal Deposit Insurance Corporation in case of bank failure. At December 31, 2011 and 2010, the Company had $-0- and $2,231,354 in excess of the insurance limit at this bank.

     Cash and Cash Equivalents

The Company’s cash received is applied against its revolving line of credit on a periodic basis based on projected monthly cash flows, reducing interest expense. Cash and cash equivalents can include highly liquid investments with original maturities of three months or less.

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

     Inventories

Inventories are valued at the lower of cost, or market using the first-in, first-out method. The Company does include direct overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products.

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

     Long-Lived Assets

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2011, an impairment charge of $28,576 was recorded related to abandoned patents and trademarks. In 2010, an impairment charge of $49,956 was recorded related to abandoned patents and trademarks. No impairment charges were recorded in 2009.

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

     Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense amounted to $513,683; $771,132; and $703,306 for 2011, 2010 and 2009, respectively.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value of those awards. In all cases the Company used the fair market value of our common stock on the date of each option grant was determined based on last most recent cash sale of common stock in an arm’s length transaction with an unrelated third party when we were private and since the Company became public in January 2010, our market price on the TSX Venture Exchange. Stock-based compensation expense includes an estimate of forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of FASB ASC Topic 718, stock-based compensation expense associated with stock option grants of $298,664, $243,973, and $274,152 was recorded in 2011, 2010 and 2009, respectively.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011. The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS). While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value will apply in the future if applicable to the Company.

Note 2 —Going Concern Issues

The Company’s independent registered public accounting firm’s reports issued on the consolidated financial statements for the year ended December 31, 2011, 2010 and 2009 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred annual net losses of $3,879,581 in 2011, $4,557,133 in 2010, and $3,250,424 in 2009 and has an accumulated deficit of $26,469,144 as of December 31, 2011. The Company’s losses in fiscal years 2011, 2010 and 2009 have had a significant negative impact on the Company’s financial position and liquidity.

The closing in late December 2010 of the Convertible, Senior Secured Term loan of $4,000,000 and the restructuring of $2,320,980 in deferred trade accounts payable and other notes decreased the Company’s material working capital deficiency. On March 22, 2011 the Company entered into an agreement with a bank for up to $2 million in credit facilities to support on-going working capital needs, which matures on March 22, 2013. The credit facility is an accounts receivable formula based line of credit, and our ability to use the credit facility is dependent upon our ability to generate qualifying accounts receivable. There can be no assurance that we will be able to do so. Under the agreement, the Company may borrow up to 80% of eligible North American accounts receivable and, in addition, approved international accounts on a case-by-case basis. These financings did temporarily improve our working capital position. However due to the Company’s continued operating losses it again is in a negative working capital. The Company was not in compliance with EBITDA covenants for the third quarter of 2011 and for its annual period in its agreements with both of its senior lenders. The Company has requested that they waive the Company’s noncompliance with the EBITDA covenants but they have not done so. Further the senior lenders have indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by borrowings of notes, sales of convertible debt and the sales of equity securities. There can be no assurance that the Company will be able to borrow or sell securities in the future, which raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Accounts Receivable, Net

Accounts receivable consisted of the following:

December 31,	2011	2010

Accounts Receivable	$1,104,084	$1,358,905
Less: Allowance for Doubtful Accounts	—	—

Net	$1,104,084	$1,358,905

 Note 4 — Inventories, Net

Inventories consisted of the following:

December 31,	2011	2010

Purchased Parts and Components	$2,085,616	$2,626,866
Work in Process	313,601	771,969
Finished Goods	714,944	756,777
Less: Reserve for Obsolescence	(574,440)	(406,948)

Net	$2,539,721	$3,748,664

Note 5 — Tooling and Equipment, Net

Tooling and equipment consisted of the following:

December 31,	2011	2010

Tooling and Manufacturing Equipment	$2,127,816	$1,704,974
Computers and Software	676,196	581,148
Furniture and Equipment	725,055	447,457

	$3,529,067	$2,733,579
Less: Accumulated Depreciation	(2,567,375)	(2,171,494)

Net	$961,692	$562,085

Total depreciation expense for tooling and equipment for 2011, 2010, and 2009 was $400,790; $376,359; and $462,417, respectively.

Note 6 — Patents and Trademarks, Net

December 31,	2011	2010

Patents and Trademarks	$1,081,851	$1,020,887
Less: Accumulated Amortization	(325,987)	(244,039)
Less: Impairment Charge	(35,265)	(49,956)

Net	$720,599	$726,892

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total amortization expense for patents and trademarks for 2011, 2010, and 2009 was $68,033; $67,999; and $60,040: respectively. The estimated aggregate amortization expense for each of the next five fiscal years is $61,513. We recorded an impairment charge of $28,576 representing cost of $39,352, less accumulated amortization of $10,776 in 2011. We recorded an impairment charge of $49,956 representing cost of $89,151, less accumulated amortization of $39,195 in 2010 and $nil in 2009 regarding our abandoned patents and trademarks. The above amounts are net of the above impairment charges.

Note 7 — Lines of Credit

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

The borrowing rate for the facility is the Bank’s Prime Rate plus 1.25%, with a floor of 3.25%. The default rate of interest the Bank’s Prime Rate plus 6.25%. As of December 31, 2011 the effective interest rate was 9.5%. Interest is payable monthly and principal is due at maturity. As of December 31, 2011, the outstanding loan balance was $652,081.

The loan agreement relating to this facility requires the Company to maintain an asset coverage ratio (ACR) of at least 1.5 to 1.00 on a monthly basis, and it must also maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, which are measured monthly on a trailing 90 days, not to exceed minus $(150,000), with annual EBITDA to be a minimum of $1 million. ACR is defined as the sum of unrestricted cash which the Company holds at the Bank plus eligible accounts receivable, divided by all Bank indebtedness. The Company was not in compliance with the EBITDA covenant as losses for the second quarter exceeded minus $(150,000), however the Bank has waived noncompliance with that covenant with respect to that quarter. The Company was not in compliance with the EBITDA covenant as losses for the third quarter exceeded minus $(150,000). The Company was also not in compliance with the EBITDA covenant as it did not achieve EBITDA of at least $1 million. The Company has requested that the Bank waive the Company’s noncompliance with the EBITDA covenant for the third quarter ended September 30, 2011 and its minimum annual $1 million for 2011, but the Bank has not done so. Further the Bank has indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them.

The Company had available a $100,000 line of credit secured by the personal guarantee of an officer of the Company with interest payable at the bank’s prime rate plus 4.24%. The outstanding balance on the line of credit amounted to $Nil; $96,040; and $75,365 at December 31, 2011, 2010 and 2009, respectively. The prime rate at December 31, 2011 was 3.25%.

The Company also had available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on the line of credit amounted to $-0-; $-0-; and $102,742 at December 31, 2011, 2010 and 2009, respectively.

Note 8 — Customer Deposits

Customer deposits represents money the Company received in advance of providing a product or engineering services to a customer. Such deposits are short term in nature as the Company delivers the product or engineering services to the customer before the end of its next annual fiscal period.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

December 31,	2011	2010

Accrued Wages and Related Costs	$96,375	$68,954
Accrued Professional Services	79,500	91,000
Accrued Warranty Obligations	118,611	99,257
Other Accrued Expenses	11,354	29,587

Total	$305,840	$288,798

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for 2011 and 2010 were as follows:

Accrued Warranty Obligations at December 31, 2009	$258,476
Reductions for Settling Warranties	(200,571)
Warranty Issued During Year	152,194
Adjustments to Pre-Existing Warranties	(90,257)

Accrued Warranty Obligations at December 31, 2010	$99,257
Reductions for Settling Warranties	(242,886)
Warranty Issued During Year	262,240
Adjustments to Pre-Existing Warranties

Accrued Warranty Obligations at December 31, 2011	$118,611

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services rendered prior to 2007 that remain outstanding and unpaid but accrued wages per two executive officer’ employment contracts for the years 2010 and 2011. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, which effective 2009 and onwards compounds monthly due to its continuing deferral post the Company’s IPO. Interest expense related to accrued compensation amounts to $83,211; $60,912; and $48,436 for the years ended December 31, 2011, 2010 and 2009, respectively. Total accrued interest on the accrued compensation was $339,323 and $268,467 as of December 31, 2011 and 2010, respectively and these amounts are included in Accrued Interest, under the Long-Term Liabilities portion of the consolidated balance sheet.

Note 11 — Long-Term Debt

Long-term debt consisted of the following at December 31:

December 31,	2011	2010

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. Payments due totaling $59,529 have not been made during 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	294,319	258,658
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	396,004 (122,305)
Convertible, Senior Secured Term Debt. The principal is subject to a fixed repayment schedule beginning in January 2012 through to December 2014, bears interest at 12%, per annum, which is due and payable semi-annually, beginning June 23, 2011. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan	4,549,520	4,000,000
Unamortized debt discount related Warrants issued pursuant to Senior Term Debt net of $252,595 and 5,536 in recognized interest expense in 2011 and 2010	(752,248)	(1,004,843)
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing January 31, 2011. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company. Payments due totaling $108,255 have not been made during 2011.	1,320,643	1,925,384
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. Payments due totaling $8,927 have not been made during 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	101,748	135,763

	$5,996,889	$5,535,361
Less: Amount Due Within One Year	(4,924,838)	(810,623)

Amount Due After One Year	$1,072,051	$4,713,547

The aggregate maturities for all long-term borrowings as of December 31, 2011 are as follows:

2012	2013	2014	2015	Thereafter	Total

$4,924,838	$645,549	$101,659	$66,438	$258,405	$5,996,889

Aggregate maturities reflect future cash principle payments exclusive of non-cash amortization discount.

On December 23, 2010, an aggregate amount of $2,320,980 in principal and accrued interest on certain current Notes Payable and secured deferred trade payables was deferred and added to long-term debt and is included in the above table.

Interest on the Convertible, Senior Secured Term Debt in the amount of $240,000 due June 23, 2011 and December 23, 2011 has been deferred and added to the principal of the loan and is due upon the maturity of the loan. The same lender provided the Company with a waiver of its failure to satisfy the debt’s EBIDTA covenant for the second quarter ending June 30, 2011. The lender did not waive the Company’s failure to comply with EBITDA covenant for the third quarter ended September 30, 2011 or the 2011 annual EBITDA covenant. The Company has requested that the lender waive the Company’s noncompliance with the EBITDA covenants, but the lender has not done so. Further the senior lender has indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them.

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

The Company issued to the Senior Secured Term Debt Lender warrants to purchase up to 40,000,000 Common Shares (the “Warrants”), at an exercise price of $0.09965 per share, at any time prior to December 23, 2014. The fair value of these Warrants, $1,010,379 is reflected as a discount against the loan amount, net of amortization $252,595 in 2011 and $5,536 in 2010.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Capital Lease Obligations

The Company maintains equipment held under capital lease obligations due in monthly installments ranging from $62 to $2,811 including interest at rates ranging from 8.40% to 25.15%. The related equipment is collateral to the leases. Final payments are due through December, 2013.

December 31,	2011	2010

Total Principal Payments	$136,684	$201,594
Less: Amount Due Within One Year	(84,684)	(99,523)

Amount Due After One Year	$52,000	$102,071

Annual requirements for retirement of the capital lease obligations are as follows:

December 31,	Amount

2012	$101,884
2013	68,798
2014	—
2015	—

Total Minimum Lease Payments	$170,682
Less: Amount Representing Interest	(33,998)

Present Value of Minimum Lease Payments	136,684

The following is a summary of assets held under capital leases:

December 31,	2011	2010

Tooling and Manufacturing Equipment	$—	$137,334
Computers and Software	277,350	200,744
Furniture and Equipment	91,893	51,543

	$369,243	389,621
Less: Accumulated Depreciation	(301,726)	(251,150)

Net	$67,517	$138,471

Depreciation expense related to the assets under capital lease amounted to $75,713; $75,605; and $104,527 for years ended December 31, 2011, 2010 and 2009, respectively.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

The Company files U.S. federal, and U.S. state tax returns. At December 31, 2011, the Company had unrecognized tax benefits totaling $4,869,000, of which would have a favorable impact on our tax provision (benefit), if recognized.

Pre-tax earnings consisted of the following for the years ended December 31, 2011, 2010 and 2009:

December 31,	2011	2010	2009

Total Pre-Tax (Loss) Earnings	$(3,851,892)	$(4,542,194)	$(3,280,641)

The provision (benefit) for income taxes was as follows:

December 31,	2011	2010	2009

Current Income Tax Provision (Benefit)
Federal	$—	$—	$—
State	6,300	14,939	3,867
State Tax Credit Refund	—	—	(34,084)
Net Change in Liability for Unrecognized Tax Benefits	—	—	—
	$6,300	$14,939	$(30,217)
Deferred Provision (Benefit)	—	—	—

Total Provision (Benefit)	$6,300	$14,939	$(30,217)

A reconciliation of the statutory U.S. federal income tax rate to the effective rates is as follows:

December 31,	2011	2010	2009

Federal Income Tax at Statutory Rate	34.0%	34.0%	34.0%
State Tax Provision, Net of Federal Benefit	—	—	—
Meals and Entertainment	(0.3)%	(0.3)%	(0.3)%
Stock Compensation Expense	(2.6)%	(2.0)%	—)%
Research and Development Credits	(0.7)%	(0.4)%	(0.9)%
Other	—	—	—

Effective Tax Rate	30.4%	31.3%	30.3%
Change in Valuations Allowance	(30.4)%	(31.3)%	(30.3)%

Net Effective Tax Rate	0.0%	0.0%	0.0%

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) consist of the following:

December 31,	2011	2010
Assets
Current
Inventory and Inventory Related Items	$103,000	$72,000
Warranty Reserves	14,000	15,000
Accrued Interest	73,000	61,000
Accrued Services	4,000
Non-Current
Net Operating Loss Carryforwards	3,267,000	2,796,000
Accrued Compensation	122,000	97,000
Tax Credit Carryforwards	1,347,000	1,270,000
Depreciation	9,000	11,000

Total Gross Deferred Tax Assets	$4,939,000	$4,322,000
Valuation Allowance — 100%	(4,939,000)	(4,322,000)

Total Net Deferred Tax Assets	$—	$—

Liabilities
Current
Patent costs	$70,000	$66,000

Total Gross Deferred Tax Liabilities	70,000	66,000
Valuation Allowance — 100%	(70,000)	(66,000)

Total Net Deferred Tax Liability	$—	$—

Net Deferred Tax	$—	$—

December 31,	2011	2010
Net Current Deferred Tax Assets	$—	$—
Net Long-Term Deferred Tax Assets	$—	$—

In 2011 and 2010, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $21,700,000 at December 31, 2011 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carryforwards, $1,347,000 begin to expire in 2017, if not utilized.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activity in the valuation allowance account for 2011 and 2010:

Balance, December 31, 2009	$3,659,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	536,000
Federal Tax Credits	52,000
State Research and Development Tax Credits	9,000

Balance, December 31, 2010	$4,256,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	536,000
Federal Tax Credits	50,000
State Research and Development Tax Credits	27,000

Balance, December 31, 2011	$4,869,000

Note 14 — Preferred Stock

     Preferred stock

Shares of undesignated preferred stock may be issued in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 500,000 shares of preferred authorized are authorized as of December 31, 2011 and 0 shares were issued or outstanding on December 31, 2011 and 2010. There were no preferred dividends owing on December 31, 2011 or 2010.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Stock Warrants and Agent Options

During 2011, the Company issued no new warrants.

During 2010, the Company issued warrants to purchase 4,891,378 shares of common stock to lenders for deferring their Long-Term Notes Payable and Long-Term Secured Deferred Trade Payable; 1,111,110 warrants for the issuance of a trade revolving line of credit with a supplier; 40,000,000 warrants to the lender of the Company’s new Senior Secured Term Debt, and 1,000,000 warrants to purchase shares of common stock to the financial advisor on the Term Debt transaction.

During 2011, 361,072 warrants were exercised at a price of $.01 per share. During 2010, no warrants were exercised.

The following table shows the various changes in warrants for the years December 31, 2011 and 2010. The exercise prices range from $0.00875 to $0.2334 per share.

December 31,	2011	2010

Warrants Outstanding, Beginning of Year	65,604,786	19,067,194
Exercised During the Year	(361,072)	—
Issued During the Year	—	47,002,488
Forfeited During the Year	(171,616)	(464,896)

Warrants Outstanding, End of Year	65,072,098	65,604,786

The outstanding warrants as of December 31, 2011 expire from May 31, 2012 to December 31, 2015. The weighted average remaining contractual term on the warrants is 2.4 years. The weighted average exercise price is $0.1446 per share.

Note 16 — Stock Option Plans

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

	2007 Plan	2009 Plan	Total
Outstanding as of December 31, 2011	12,201,256	7,887,690	20,089,216
Available for future issuance under plan	—	29,112,310	29,112,310
Totals authorized by plan	12,201,256	37,000,000	49,201,526

The Plan gives the Board of Directors of the Company the ability to determine vesting periods for all options granted under the Plan, and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five year period, commencing on the date of grant. Most vest ratably over four years commencing on the date of the option grant. In the case of directors, such options are granted annually and they expire ten years after the date of their grant and vest ratably, on a monthly basis, over the next 12 months. Non-employee directors have vesting of 50% immediately on grant and the balance vest ratably, on a monthly basis, over the next 12 months. Advisors or consultants can have vesting range from 100 percent of the option grants vesting immediately to ratably, on a monthly basis, up to 48 months.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the two years ended December 31, 2011:

		Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2009	15,885,578	$0.0914	$0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(449,904)	$0.1608	$0.0087 – $ 0.2334

Outstanding at December 31, 2010	15,435,674	$0.1182	$0.0061 – $ 0.2334
Granted	9,662,690	$0.1210	$0.1000 – $ 0.1500
Exercised	(1,298,002)	$0.0100	$0.0061 – $ 0.1000
Expired or Forfeited	(3,711,146)	$0.1178	$0.0289 – $ 0.2334
Outstanding at December 31, 2011	20,089,216	$0.1301	$0.0061 – $ 0.2334

As of December 31, 2011, there were 15,323,860 options that were fully vested and exercisable at weighted average exercise price of $0.1248 per share. The weighted average remaining contractual term on the vested options is 5.4 years.

The unvested balance of 4,765,356 options as of December 31, 2011, are exercisable at a weighted average exercise price of $0.1408 per share. The weighted average remaining contractual term on the vested options is 8.7 years.

The following tables summarize stock option information at December 31, 2011:

Total Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	1,980,348	0.6	$0.0076
$0.0227 to $0.0289	3,096,694	1.8	$0.0252
$0.1000 to $0.1400	1,650,000	9.4	$0.1000
$0.1500 to $0.2000	10,250,662	6.0	$0.1500
$0.2100 to $0.2334	3,111,512	4.3	$0.2302

	20,089,216	2.0	$0.1292

Exercisable Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.0062 to $0.0087	1,980,348	0.5	$0.0076
$0.0227 to $0.0289	3,096,694	1.8	$0.0252
$0.1000 to $0.1400	769,007	9.4	$0.1000
$0.1500 to $0.2000	6,366,299	8.8	$0.1500
$0.2100 to $0.2334	3,111,512	4.3	$0.2302

	15,323,860	5.4	$0.1248

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$0.1000 to $0.1400	880,993	9.4	$0.1000
$0.1500 to $0.2000	3,884,363	8.5	$0.1500
$0.2100 to $0.2334	—	—	$—

	4,765,356	8.7	$0.1408

The weighted average exercise price of options granted during 2011 was $0.1212 with an aggregate fair value of $452,002. There were no options granted in 2010. The weighted average exercise price of options granted during 2009 was $0.1676 with an aggregate value of $787,891.

Cash received from option exercises in 2011, 2010, and 2009, amounted to $16,871, $0, and $0, respectively. All of the shares issued out of common stock.

With respect to any non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date.

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2011, 2010 and 2009:

December 31,	2011	2010	2009

Stock-Based Compensation Expense:
Stock Options	$298,664	$243,973	$274,152
Income Tax Benefit	—	—	—

Net Decrease in Net Income	$298,664	$243,973	$274,152

Decrease in Earnings Per Share:
Basic and Diluted	$0.0011	$0.0009	$0.0012

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2011, 2010 and 2009 and their estimated value:

December 31,	2011	2010	2009
Assumptions for Black-Scholes:
Expected term in years	7.7	N/A	6.25
Volatility	50.3% to 53.2%	N/A	58.2%
Risk-free interest rate	1.77% to 3.29%	N/A	2.95%
Expected annual dividends	None	None	None

Value of options granted:
Number of options granted	9,662,690	None	3,535,940
Weighted average fair value/share	$0.0468	None	$0.1012
Fair value of options granted	$452,002	None	$121,129

 FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $338,837 as of December 31, 2011, relating to a total of 4,765,356 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 17 — Stock Subscriptions Receivable

During the year ended December 31, 2002, the Company’s Board of Directors authorized to make loans to certain senior employees to allow them to participate in a rights offering and purchase 32,537,135 shares of common stock at a price of $0.0085 per share. While the loans were initially due September, 2007, the due date was extended to December 2012. The loans bear interest at 6% and are shown as stock subscriptions receivable in the accompanying consolidated financial statements. During 2011 a stock subscription inclusive of gross interest to maturity totaling $151,232 was forgiven. Subscription receivables was reduced by $151,232 with an offset to non-cash compensation expense of $99,828 and a reduction of $3,183 in Additional Paid-In Capital to reduce the unearned gross interest that was previously accrued. There were no changes in 2010.

Note 18 — Commitments

The Company leases office and manufacturing space under an operating lease that expires on December 31, 2012. The manufacturing facility was leased on a calendar year term, and subsequently month to month. It requires monthly payments of $4,200 plus insurance, taxes and common charges.

The Company leases office space under an operating lease that expires in June 2013 which requires monthly payments of $3,819 plus insurance, taxes and common charges.

The Company leases office space under an operating lease that was to expires in June 2013 which requires monthly payments of $3,973 plus insurance, taxes and common charges. The Company terminated this lease and vacated the primises on January 31, 2012.

Rent expense for the years ended December 31, 2011, 2010 and 2009 totaled $210,492; $200,501; and $200,358; respectively.

Future minimum payments required under operating lease obligations are as follows:

2012	2013	Total Minimum Lease Payments

$100,201	$22,914	$123,115

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 20 — Litigation

The Company is not subject to any legal proceedings or claims at the current time. The Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during 2011 or 2010 was not material to the Company’s financial position, results of operations or cash flows.

Note 21 — Product Revenue

The following table represents the Company’s total sales for 2011, 2010 and 2009 classified by product category:

December 31,	2011	2010	2009

Consumer Video Eyewear	$4,016,058	$6,244,786	$4,940,815
Defense Products	7,350,614	4,799,271	6,020,420
Engineering Services	1,687,624	1,211,357	924,863

Total	$13,054,296	$12,255,414	$11,886,098

Note 22 — Concentrations

For 2011, 2010, and 2009, one customer accounted for approximately 21%, 17%, and 42% of sales, respectively and sales to the U.S. government accounted for approximately 20%, 5% and 2%, respectively.

Accounts receivable from the U.S. government accounted for 16%, and 9% of accounts receivable at December 31, 2011 and 2010, respectively.

Note 23 — Related Party Transactions

During 2011, $2,688,675 and $ 706,134 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $-0- of the accounts receivable balance and $188,683 of the accounts payable balance at December 31, 2011 and $36,741 of the Long Term Portion of Deferred Trade Payable balance and $445,806 of the Current Portion of Deferred Trade Payables.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in long-term debt is a note payable to an officer of the Company. Interest expense related to the note payable amounted to $29,927; $26,709; and $24,773 for the years ended December 31, 2011, 2010 and 2009. Total accrued interest on the note payable was $181,287 as of December 31, 2011. See Note 12 for details.

The Company has accrued compensation owed to officers of the Company. Interest expense related to accrued compensation amounts to $83,211; $60,912; and $48,436 for the years ended December 31, 2011, 2010 and 2009, respectively. Total accrued interest on the accrued compensation was $339,323 as of December 31, 2011. See Note 10 for details.

