Form 10-Q
period 2012-03-31
Vuzix Corp
filed 2012-05-16
CIK 1463972

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 16, 2012, there were 265,259,348 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011

Current Assets
Cash and Cash Equivalents	$411,852	$417,976
Accounts Receivable, Net	796,593	1,104,084
Inventories, Net (Note 3)	1,853,111	2,539,721
Prepaid Expenses and Other Assets	83,672	74,625

Total Current Assets	3,145,228	4,136,406
Tooling and Equipment, Net	879,734	961,692
Patents and Trademarks, Net	702,492	720,599

Total Assets	$4,727,454	$5,818,697

Current Liabilities
Accounts Payable	$3,725,524	$3,766,617
Lines of Credit (Note 4)	422,081	652,091
Current Portion of Long-term Debt, net of discount	5,142,404	4,924,838
Current Portion of Capital Leases	79,640	84,684
Customer Deposits (Note 5)	28,593	392,151
Accrued Interest	288,555	62,176
Accrued Expenses (Note 6)	241,632	305,840
Income Taxes Payable	—	300

Total Current Liabilities	9,928,429	10,188,687

Long-Term Liabilities
Accrued Compensation (Note 8)	903,365	810,096
Long Term Portion of Term Debt, net of discount (Note 9)	919,751	1,072,051
Long Term Portion of Capital Leases	35,767	52,000
Long Term Accrued Interest	551,977	520,610

Total Long-Term Liabilities	2,410,860	2,454,757

Total Liabilities	12,339,289	12,643,444

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; 0, Shares Issued and Outstanding at March 31 and December 31, Respectively	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 265,259,348, Shares Issued and Outstanding at March 31 and December 31, Respectively	265,259	265,259
Additional Paid-in Capital	19,512,638	19,455,241
Accumulated (Deficit)	(27,313,628)	(26,469,144)
Subscriptions Receivable	(76,104)	(76,104)

Total Stockholders’ Equity	(7,611,835)	(6,824,748)

Total Liabilities and Stockholders’ Equity	$4,727,454	$5,818,697

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months
	Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)

Sales of Products	$2,301,278	$3,838,504
Sales of Engineering Services	550,114	234,605

Total Sales	2,851,392	4,073,109

Cost of Sales — Products	1,528,822	2,256,062
Cost of Sales — Engineering Services	209,005	119,648

Total Cost of Sales	1,737,827	2,375,710

Gross Profit	1,113,565	1,697,399
Operating Expenses:
Research and Development	411,259	525,722
Selling and Marketing	452,712	504,761
General and Administrative	562,591	684,272
Depreciation and Amortization	135,827	111,098
Impairment of Patents and Trademarks	9,268	—

Total Operating Expenses	1,571,657	1,825,853

Loss from Operations	(458,092)	(128,454)

Other Income (Expense)
Interest and Other (Expense) Income	48	665
Foreign Exchange Gain (Loss)	(4,942)	3,714
Amortization of Senior Term Debt Discount	(62,976)	(62,284)
Interest Expense	(301,519)	(214,672)

Total Other Income (Expense)	(369,389)	(272,577)

Loss Before Provision for Income Taxes	(827,481)	(401,031)
Provision (Benefit) for Income Taxes	17,002	19,275

Net Loss	(844,483)	$(420,306)

Basic and Diluted Loss per Share	$(0.0032)	$(0.0016)
Weighted-average Shares Outstanding — Basic and Diluted	265,259,348	263,600,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash Flows from Operating Activities
Net Loss	$(844,483)	$(420,306)
Non-Cash Adjustments
Depreciation and Amortization	135,827	111,098
Impairment of Patents and Trademarks	9,268	—
Stock-Based Compensation Expense	57,397	69,415
Amortization of Senior Term Debt Discount	69,301	62,284
(Increase) Decrease in Operating Assets
Accounts Receivable	307,491	(439,263)
Inventories	686,610	(425,099)
Prepaid Expenses and Other Assets	(9,047)	104,685
Increase (Decrease) in Operating Liabilities
Accounts Payable	(41,095)	(470,180)
Accrued Expenses	(64,207)	(66,462)
Customer Deposits	(363,558)	(912,262)
Income Taxes Payable	(300)	(6,675)
Accrued Compensation	93,269	50,000
Accrued Interest	257,746	147,921

Net Cash Flows Used in Operating Activities	294,219	(2,194,844)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(37,036)	(128,801)
Investments in Patents and Trademarks	(7,995)	(2,084)

Net Cash Used in Investing Activities	(45,031)	(130,885)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(230,000)	728,960
Repayment of Capital Leases	(21,277)	(21,540)
Repayment of Notes Payable	(4,035)	(206,221)

Net Cash Flows Provided (Used) by Financing Activities	(255,312)	501,199

Net Increase (Decrease) in Cash and Cash Equivalents	(6,124)	(1,824,530)
Cash and Cash Equivalents — Beginning of Year	417,976	2,636,819

Cash and Cash Equivalents — End of Period	$411,852	$812,289

Supplemental Disclosures
Interest Paid	106,749	66,503
Income Taxes Paid	15,802	35,493

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	—	7,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2011, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year. Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2011 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred a net loss of $844,483 for the three months ended March 31, 2012 and has an accumulated deficit of $27,313,628 as of March 31, 2012. The Company’s losses in the first three month period of 2012 and the prior calendar years of 2011, 2010 and 2009 have had a significant negative impact on the Company’s ability to conduct its business in the ordinary course, its financial position and its liquidity.

The Company was not been in compliance with its EBITDA covenants for the quarter ending March 31, 2012 or for the last two quarters of 2011 or its annual 2011 period, as contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan. The Company has requested that they waive the Company’s noncompliance with the EBITDA covenants but the lenders have not done so. Further the senior lenders have indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

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

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Purchased Parts and Components	$1,739,257	$2,085,616
Work in Process	255,500	313,601
Finished Goods	597,598	714,944
Less: Reserve for Obsolescence	(739,244)	(574,440)

Net	$1,853,111	$2,539,721

 Note 4 – Bank Lines of Credit

The Company entered into an agreement with a bank for a $2 million credit facility to support its ongoing working capital needs. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis. The Bank has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which its position is second to the lien of the holder of the Convertible, Senior Secured Term Loan described in Note 9. All other secured debt is subordinate to the Bank facility.

The borrowing rate for the facility is the Bank’s Prime Rate plus 1.25%, with a floor of 3.25%. The default rate of interest the Bank’s Prime Rate plus 6.25%. As of March 31, 2012 the effective interest rate was 9.5%. Interest is payable monthly and principal is due at maturity. As of March 31, 2012, the outstanding loan balance was $422,081.

The loan agreement relating to this facility requires the Company to maintain an asset coverage ratio (ACR) of at least 1.5 to 1.00 on a monthly basis, and it must also maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, which are measured monthly on a trailing 90 days, not to exceed minus $(150,000), with annual EBITDA to be a minimum of $1 million. ACR is defined as the sum of unrestricted cash which the Company holds at the Bank plus eligible accounts receivable, divided by all Bank indebtedness. The Company was not in compliance with the EBITDA covenant as losses for the first quarter ended March 31, 2012 exceeded minus $(150,000) nor was it in compliance for the prior two quarters of 2011 or with its annual 2011 covenant to achieve EBITDA of at least $1 million. The Company has requested that the Bank waive the Company’s noncompliance with the EBITDA covenants, but the Bank has not done so. Further the Bank has indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As the Company is also in default under its Secured Term Debt described in Note 9, that default also constitutes a default under the Bank Lines of Credit agreement. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

Note 5 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for customer specific defense products. These deposits range from 20 to 40% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order. During the three months ended March 31, 2012 and 2011, no additional deposits were received.

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011

Accrued Wages and Related Costs	$57,210	$96,375
Accrued Professional Services	43,977	79,500
Accrued Warranty Obligations	135,844	118,611
Other Accrued Expenses	4,601	11,354

Total	$241,632	$305,840

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2012 was as follows:

March 31, 2012

Accrued Warranty Obligations	$118,611
Reductions for Settling Warranties	(46,892)
Warranties Issued During Period	64,125

$135,844

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Due to the net loss incurred in the three months ended March 31, 2012 and 2011, the assumed exercise of stock options and warrants and the conversion of debt are anti-dilutive, therefore basic and diluted loss per share are the same for both periods.

Note 8 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding monthly. A total of $93,269 and $50,000 in compensation was accrued for the three months ended March 31, 2012 and 2011, respectively. Interest expense related to accrued compensation amounts to $23,526 and $17,711 for the three months ended March 31, 2012 and 2011, respectively. Total accrued interest on the accrued compensation was $362,849 and $339,323 as of March 31, 2012 and December 31, 2011, respectively and these amounts are included in Long Term Accrued Interest, under the Long-Term Liabilities portion of the consolidated balance sheet.

Note 9 — Long-Term Debt

Long-term debt consisted of the following a:

	March 31, 2012	December 31, 2011

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company. Scheduled payments due totaling $85,041 have not been made as of March 31, 2012.	290,285	294,319
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	396,004 (115,980)	396,004 (122,305)
Convertible, Senior Secured Term Debt. The principal is subject to a fixed repayment schedule beginning in January 2012 through to December 2014, bears interest at 12%, per annum, which is due and payable semi-annually on June 23rd and December 23rd. As the Company is in default, the loan interest rate is currently17% and has been since October 1, 2011. The two semi-annual interest payments due in 2011 totaling $549,520, were not paid when due and have been added to the Term Debt principal and are now due upon the loan’s maturity in December 2014. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan.	4,549,520	4,549,250
Unamortized debt discount related to the FMW of the Warrants issued pursuant to Convertible, Senior Term Debt net of amounts recognized as interest expense in the periods.	(689,273)	(752,248)
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing January 31, 2011. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company. Scheduled payments due totaling $326,301 have not been made as of March 31, 2012.	1,320,643	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing January 31, 2011. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company. Scheduled payments due totaling $22,318 have not been made as of March 31, 2012.	101,748	101,748

	$6,062,155	$5,996,889
Less: Amount Due Within One Year	(5,142,404)	(4,924,838)

Amount Due After One Year	$919,751	$1,072,051

The Convertible, Senior Secured Term Debt in the principal amount currently of $4,549,520 accrues interest at a default rate of 17% per annum (non-default rate of 12%), payable semi-annually on June 23rd and December 23rd. Payments of principal were scheduled to begin on January 13, 2012, and the Company is required to make 24 equal monthly payments of $141,666. A final principal payment of $600,000 is due at the end of the 48-month period or December 23, 2014. The Company was unable to make its scheduled principal payments totaling $424,998 during the period ending March 31, 2012. The Company entered into agreements with the lender so that those amounts are now due upon the loan’s maturity in December 2014. The lender is under no obligation to defer or reschedule any of the Company’s future scheduled principal repayments.

Pursuant to the original debt transaction, the Company issued to the Senior Secured Term Debt Lender warrants to purchase up to 40,000,000 Common Shares (the “Warrants”), at an exercise price of $0.09965 per share, at any time prior to December 23, 2014. The fair value of these Warrants, $1,010,379 is reflected as a discount against the loan amount, net of amortization $321,106 and $252,595 as if March 31, 2012 and December 31, 2011, respectively.

The maximum number of Common Shares that may be issued pursuant to: (i) the exercise of Warrants; and (ii) the conversion of principal and interest owing under the Loan, shall not exceed 46,517,695 Common Shares.

The Convertible, Senior Secured Term Debt agreement contained certain covenants, including the maintenance of minimum cash levels of $500,000 or unused bank operating lines of an equivalent amount and positive EBITDA operating results. Additionally the Company is required to achieve positive EBITDA operating results each quarter. The Company has not been in compliance with its EBITDA covenants for the past quarter ending March 31, 2012 as well as the last two quarters of 2011 and for its annual 2011 period in its agreements with its Convertible, Senior Secured Term loan lender. The Company has requested that this senior lender waive the Company’s noncompliance with the EBITDA covenants but they have not done so. Further the senior lender has indicated that it will not issue such waivers or enter into a forbearance agreement, under which it would agree to forbear from enforcing its remedies against the Company. As the Company is also in default under its Bank Lines of Credit described in Note 4, that default under either of these loan agreements also constitutes a default under the other. As such the senior lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them which comprises substantially all of the Company’s assets.

The Company is also under default with several of its Notes Payable for its failure to make scheduled loan repayments. As of March 31, 2012, such loan payment arrears totaled $433,660.

Note 10 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

At December 31, 2011, the Company had unrecognized tax benefits totaling $4,869,000, which would have a favorable impact on the Company’s provision (benefit), if recognized.

In the three months ended March 31, 2012 and 2011, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carry forwards total approximately $22,500,000 at March 31, 2012 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,347,000 begin to expire in 2017, if not utilized.

Note 11 — Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2012 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2011	65,072,098
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, March 31, 2012	65,072,098

The outstanding warrants as of March 31, 2012 expire from May 31, 2012 to December 31, 2015. The weighted average remaining term of the warrants is 2.2 years. The weighted average exercise price is $0.1446 per share.

Note 12 — Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2012 is as follows.

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2011	20,089,216	$0.1301	$0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(278,000)	$0.1730	$0.0150 – $ 0.2000
Outstanding at March 31, 2012	19,811,216	$0.1298	$0.0061 – $ 0.2334

As of March 31, 2012, there were 15,592,211 options that were fully vested and exercisable at a weighted average exercise price of $0.1251 per share. The weighted average remaining contractual term on the vested options is 5.3 years.

As of March 31, 2012 there were 4,219,005 unvested options exercisable at a weighted average exercise price of $0.1400 per share. The weighted average remaining contractual term on the unvested options is 8.5 years.

No cash was received from option exercises for the three months ended March 31, 2012 and 2011.

The table below summarizes the impact of outstanding stock options on the results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011

Stock-based compensation expense:
Stock Options	$57,397	$69,415
Income tax benefit	—	—
Net Decrease in Net Income	$57,397	$69,415

Per share increased in Loss Per Share:
Basic and Diluted	$0.0003	$0.0003

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2012, the Company had approximately $281,440 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.7 years.

Note 13 — Litigation

The Company is not subject to any legal proceedings or claims.

Note 14 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011

Consumer Video Eyewear	$913,941	$648,707
Defense Products	1,387,337	3,189,797
Engineering Services	550,114	234,605

Total	$2,851,392	$4,073,109

Note 15 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expires on December 31, 2012 and in June 2013.The following is a summary of our contractual payment obligations for operating leases as of March 31, 2012:

2012	-	$75,151
2013	-	22,914
Total Minimum Lease Payments		$98,065

Note 16 — Recent Accounting Pronouncements

There are no recent accounting pronouncements that have a material impact on the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in the notes to our financial statements included in this quarterly report and our annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our accounting policies for the three month period ending March 31, 2012.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

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

Key Performance Indicators

We believe that a key indicator for our business is the trend for the volume of orders received from customers, especially those orders related to night-vision electronic modules. During weak economic periods, customers’ ability to forecast their requirements deteriorates causing delays in the placement of orders. Forward-looking visibility on customer orders is lower at this time low due to US Government budget concerns and possible reductions in its military spending. Our major night-vision electronics modules customers (Kopin and DRS Technologies, Inc.) are placing orders for product only when they have orders in hand from their governmental customer. Total shipments of night vision electronics module customers for the three months ended March 31, 2012 and 2011 were $872,272, and $1,346,979, respectively.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

Sales.   Our sales were $2,851,392 for the first quarter of 2012 compared to $4,073,109 for the same period in 2011. This represents a 30% decrease for the three month period 2012 as compared to 2011. Our sales from defense products decreased to $1,387,337 or 48.7% of our total sales in the first quarter of 2012 compared to $3,189,797 or 78.3% of total sales in the same period of 2011, an decrease of $1,802,460 or 56%. The decrease resulted from a $474,707 reduction in shipments of night vision electronics, $282,285 fewer optic modules and a $1,045,468 reduction in Tac-Eye shipments during the first quarter of 2012 as compared to the same period in 2011 when we delivered on a large Tac-Eye shipment to a single customer. Sales from our defense-related engineering programs for the first quarter of 2012, increased to $550,114 or 19.3% of total sales compared to $234,605 or 5.8% of total sales in same quarter 2011. The first quarter of 2012 included the delivery of numerous high value working prototype units as compared to most of our prior engineering services programs where prototype product deliveries are typically small. Consumer Video Eyewear product sales increased to $913,941 or 32.1% of total sales for the first quarter of 2012 compared to $648,707 or 15.9% of our total sales for the first quarter of 2011. The increase of 40.9% was driven primarily by sales of our Augmented Reality products which in addition to their higher average selling prices, was not in full production in the same period of 2011.

Cost of Sales and Gross Profit.   Gross profit decreased to $1,113,565 for the first quarter of 2012 from $1,697,399 for the same period in 2011, a decrease of $583,834 or 34.4%. As a percentage of net sales, gross profit decreased to 39.1% for the first quarter of 2012 compared to 41.7% for the same period in 2011. This decrease was the primarily the result of a change in our overall sales mix with our lower margin consumer Video Eyewear being a larger percentage of our overall sales for the first quarter of 2012, versus the sales mix for the same period in the prior year.

Research and Development.   Our research and development expenses decreased by $114,463 or 21.8% in the first quarter of 2012, to $411,259 compared to $525,722 in the same period of 2011. The decrease in spending was a direct result of our efforts to reduce spending and personnel expenses in this area until the Company’s financial position improves.

Selling and Marketing.   Selling and marketing expenses were $452,712 for the first quarter of 2012 compared to $504,761 for the same period in 2011, a decrease of $52,049 or 10.3%. The decreases were mainly attributable to lower catalog advertising costs, lower personnel salary costs, and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $562,591 for the first quarter costs of 2012 as compared to $684,272 for the same period in 2011, a decrease of $121,681 or 17.8%. The lower general and administrative costs related to lower personnel salary costs, reduced spending on legal and accounting expenses and reduced rent.

Depreciation and Amortization.   Our depreciation and amortization expense for the first quarter of 2012 was $135,827 as compared to $111,098 in the same period in 2011, an increase of $24,729 or 22.3%. The increase was a direct result of higher equipment additions in the second half of calendar 2011.

Other Income (Expense).   Total other expenses, consisting primarily of interest expense, was $(369,389) in the first quarter of 2012 compared to $(272,577) in the same period in 2011. The increase in expenses was primarily attributable to the higher default interest rate costs on senior debt. Included in this expense category are costs related to the amortization of senior term debt discount expense of $(62,976) and $(62,284) for the three months ending March 31, 2012 and 2011, respectively.

Provision for Income Taxes.   The provision for income taxes for the first quarter of 2012 was $17,002 as compared to $19,275 for the same period in 2011.

Net (Loss) and (Loss) per Share.   Our net loss was $(844,483) or $(0.0032) per share in the first quarter of 201, a increased loss of $424,177, or 100.9%, from $(420,306) or $(0.0016) per share in the same period in 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $411,852 a decrease of $6,124 from $417,976 as of December 31, 2011.

At March 31, 2012 the Company had current liabilities of $9,928,429 compared to current assets of $3,145,228 which resulted in a negative working capital position of $(6,783,201). As at December 31, 2011 we had a negative working position of $(6,052,281). Our current liabilities our comprised principally of the current portion of long term debt, accounts payable, accrued expenses, customer deposits and bank lines of credit.

The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital or selling some of its assets. The Company is currently in default under its loan agreement with its Senior Lenders. The lenders have currently indicated that they will not issue such waivers or enter into a forbearance agreement, under which each would agree to forbear from enforcing its remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if the Company receives a waiver or enters into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year. That default also constitutes a default under the Company’s line of credit with its bank lender, which could also enforce its remedies against the Company, including enforcement of its rights as a secured creditor with respect to certain collateral, including the Company’s accounts receivable.

The Company has previously attracted funding in the form of subordinated debt and a line of credit. However, there can be no assurance that it will be able to do so in the future nor can there be any assurance that additional capital will be raised or that it will be sufficient to execute the Company’s business plan. To the extent that additional capital is not raised, or that it is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified. The Company is currently addressing its liquidity and negative working capital issues as of March 31, 2012 by the following actions:

•	The Company continues to implement plans to increase revenues.
•	The Company continues to implement plans to further reduce operating costs as a percentage of revenue by improved process control and greater productivity.
•	The Company is seeking alternatives measures of financing which may include equity financing or additional subordinated debt.
•	The Company has begun actively marketing the sale of certain of the assets of the Company, including certain product lines and intellectual properties. The Company anticipates that any proceeds from possible sale transactions will be utilized to reduce its debt obligations

However, there is no guarantee that any of these strategies will enable the Company to meet its financial obligations for the foreseeable future and its inability to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

Operating Activities.   Cash from (used in) operating activities was $294,219 in the first quarter of 2012 and $(2,194,844) in the same period in 2011. Changes in non-cash operating assets and liabilities were $866,908 in the first quarter of 2012 and $(2,017,335) in the same period in 2011. The major non-cash operating items for first quarter of 2012 resulted from a $686,810 reduction in inventory and a $307,491 reduction in accounts receivable, a $(363,558) reduction in customer deposits, along with increases in accrued interest of $257,746. The major non-cash operating items for first quarter of 2011 resulted from a $(470,180) reduction in accounts payable and a $(912,262) reduction in customer deposits, along with increases in accounts receivable of $(439,263) and $(425,099) in inventories.

Investing Activities.   Cash (used in) investing activities was $(45,031) in the first quarter of 2012 and $(130,885) in the same period in 2011. Cash used for investing activities in the first quarter of 2012 related primarily to the purchase of computer equipment additions and tooling. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(7,995) in the first quarter of 2012 and $(2,084) in the same period in 2011.

Financing Activities.   Cash from (used in) financing activities was $(255,312) in the first quarter of 2012, whereas in the same period in 2011, our net financing activities provided $501,119. During the first quarter of 2012, the primary use of cash was a $(230,000) reduction in drawings under our operating line of credit. During the first quarter of 2011, the primary source of cash was $728,960 in drawings under our new operating line of credit before payments of $206,221 and $21,540 on Notes payable and Capital leases, respectively.

Capital Resources.   As of March 31, 2012, we had a cash balance of $411,852. We had $110,484 available under our bank lines of credit. The outstanding balance under our line of credit as of March 31, 2012 was $422,081. The bank credit agreement contain various restrictions on indebtedness, liens, guarantees, redemptions, mergers, acquisitions or sale of assets, loans, transactions with any affiliates, and investments. It also prohibits us from declaring and paying cash dividends without the bank’s prior consent. The credit facility is an accounts receivable formula based line of credit, which matures on March 22, 2013. Under the agreement, the Company may borrow up to 80% of the Company’s eligible accounts receivable generated by sales to customers based in the United States and, in addition, approved international accounts on a case-by-case basis. The maximum borrowings under the bank credit facility is $2,000,000. The lender has been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which it has a second position security interest. All secured debt other than that secured by Intellectual Property is subordinated to the bank credit facility. The loan agreement relating to this facility requires the Company to meet certain quarterly and annual EDITDA covenants. The Company was not in compliance with the EBITDA covenant as losses for the first quarter ended March 31, 2012 exceeded minus $(150,000) nor was it in compliance for the prior two quarters of 2011 or with its annual 2011 covenant to achieve EBITDA of at least $1 million. The Company has requested that the Bank waive the Company’s noncompliance with the EBITDA covenants, but the Bank has not done so. Further the Bank has indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As the Company is also in default under its Secured Term Debt described in Note 9, that default also constitutes a default under the Bank Lines of Credit agreement. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

The closing in late December 2010 of the Convertible, Senior Secured Term loan of $4,000,000 and the restructuring of $2,320,980 in deferred trade accounts payable and other notes decreased the Company’s material working capital deficiency. These financings and bank lines of credit did improve our working capital position however due to our continued operating losses we now have a sizable negative working capital. The Company was not been in compliance with its EBITDA covenants for the quarter ending March 31, 2012 or for the last two quarters of 2011 or its annual 2011 period, as contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan. The Company has requested that they waive the Company’s noncompliance with the EBITDA covenants but the lenders have not done so. Further the senior lenders have indicated that they will not issue such waivers or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lenders are currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

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

During the three ending March 31, 2012 and the years ended December 31, 2011 and 2010, we have been unable to generate cash flows sufficient to support our operations and have been dependent on term debt financings, equity financings, including our IPO in December 2009, and debt raised from qualified investors in December 2010. We remain dependent on outside sources of funding until our results of operations provide positive cash flows. With our current level of funding and ongoing losses from operations, as well as the fact we are current in breach of certain covenants with our senior lenders and their lack of agreement to enter into a forbearance agreement with us, doubt exists about our ability to continue as a going concern.

We intend to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. Management’s plans concerning these matters discussed below and in Note 2 to the unaudited consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;
•	focusing on selling higher gross margin products, which will mean a greater emphasis on defense versus consumer products; the phasing out of the low resolution Video Eyewear models for which we earn a lower gross margin; and the introduction of see-through and new high resolution Video Eyewear;
•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs wherever possible;
•	reducing public relations expenses;
•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions;
•	exploring our options with respect to new debt borrowings and equity financings; and
•	exploring the sale of certain assets and the licensing of our IP

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

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a “safe harbor” for forward-looking statements. Certain written and oral statements made by management of Vuzix Corporation include forward-looking statements intended to qualify for the safe harbor from liability established by the Reform Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include statements concerning:

•	Our cash needs and financing plans;

•	Our possible or assumed future results of operations;

•	Our business strategies;

•	Our ability to attract and retain customers;

•	Our ability to sell additional products and services to customers;

•	Our competitive position;

•	Our industry environment;

•	Our potential growth opportunities;

•	Expected technological advances by us or by third parties and our ability to leverage them;

•	The effects of future regulation; and

•	The effects of competition.

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

The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These important factors include our financial performance and the other important factors set forth in our annual report on Form 10-K for the year ended December 31, 2011 and in other filings with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2011 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, defaults under our senior loan agreements, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. In addition, during weak or uncertain economic periods, customers’ visibility deteriorates causing delays in the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause our actual results to differ materially from its anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2011 annual report. The Company cautions readers to carefully consider such factors. Many of these factors are beyond the Company’s control. In addition, any forward-looking statements represent the Company’s estimates only as of the date they are made, and should not be relied upon as representing the Company’s estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Disclosure controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

As reported in our 2011 Annual Report on Form 10-K (the "2011 Form 10-K"), as of December 31, 2011, our management identified material weaknesses in our internal control over financial reporting that have a direct impact on our financial reporting. Due to these material weaknesses in internal control over financial reporting, our management concluded in our 2011 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2011.

Our management, with the participation of the CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of March 31, 2012, we have not completed the assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2011, the Company determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of March 31, 2012:

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

Changes in internal control over financial reporting

During the three months ended March 30, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. The risks discussed in our 2011 annual report could materially affect our business, financial condition and future results. The risks described in our 2011 annual report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There are no material changes to the Risk Factors described in Item 1A in our 2011 annual report.

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

As of March 31, 2012 the outstanding loan balance plus accrued interest was $4,761,041.

The Senior Loan agreement contains certain covenants, including a covenant requiring the Company to meet quarterly EBITDA targets. Company was not in compliance with this covenant as of the end of its fiscal quarter ended September 30, 2011, December 31, 2011 and March 31, 2012. If the lender does not grant a waiver with respect to this covenant default or forbear its right to foreclose upon its collateral, the lender may accelerate payment of all amounts due it and enforce its remedies to sell its collateral.

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

As of March 31, 2012 the outstanding loan balance was $422,081.

The loan agreement requires Company to maintain asset certain coverage and to maintain quarterly earnings before interest, taxes, depreciation, and amortization (EBITDA) losses and non-cash compensation or expense, measured monthly on a trailing 90 day basis, of not less than minus $(150,000). Company was not in compliance with its EBITDA covenant as of the end of its fiscal quarter ended September 30, 2011, December 31, 2011 and March 31, 2012 or its 2011 annual covenant. If the Bank does not grant a waiver with respect to this covenant default or forbear its right to foreclose upon its collateral, the lender may accelerate payment of all amounts due it and enforce its remedies to sell its collateral.

Item 4.	Mine Safety Disclosures Not Applicable

Item 5.	Other Information None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION (Registrant)

Date: May 16, 2012	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2012	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

