Form 10-Q
period 2012-06-30
Vuzix Corp
filed 2012-08-20
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☑   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 20, 2012, there were 265,259,348 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011

Current Assets
Cash and Cash Equivalents	$1,527,971	$417,976
Accounts Receivable, Net	175,430	1,104,084
Inventories, Net (Note 4)	719,549	2,539,721
Prepaid Expenses and Other Assets	143,712	74,625

Total Current Assets	2,566,662	4,136,406
Tooling and Equipment, Net	730,085	961,692
Patents and Trademarks, Net	585,746	720,599

Total Assets	$3,882,493	$5,818,697

Current Liabilities
Accounts Payable	$2,706,007	$3,766,617
Lines of Credit (Note 5)	—	652,091
Current Portion of Long-term Debt, net of discount	521,812	4,924,838
Current Portion of Capital Leases	65,314	84,684
Customer Deposits (Note 6)	34,414	392,151
Accrued Interest	—	62,176
Accrued Expenses (Note 7)	255,220	305,840
Income Taxes Payable	—	300

Total Current Liabilities	3,582,767	10,188,687

Long-Term Liabilities
Accrued Compensation (Note 9)	993,028	810,096
Long Term Portion of Term Debt, net of discount (Note 10)	2,302,853	1,072,051
Long Term Portion of Capital Leases	19,280	52,000
Long Term Accrued Interest	708,456	520,610

Total Long-Term Liabilities	4,023,617	2,454,757

Total Liabilities	7,606,384	12,643,444

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; 0, Shares Issued and Outstanding at June 30 and December 31, Respectively	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 265,259,348, Shares Issued and Outstanding at June 30 and December 31, Respectively	265,259	265,259
Additional Paid-in Capital	19,559,879	19,455,241
Accumulated (Deficit)	(23,549,029)	(26,469,144)
Subscriptions Receivable	—	(76,104)

Total Stockholders’ Equity	(3,723,891)	(6,824,748)

Total Liabilities and Stockholders’ Equity	$3,882,493	$5,818,697

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$972,103	$1,712,784	$3,273,381	$5,551,289
Sales of Engineering Services	64,907	615,865	615,021	850,469

Total Sales	1,037,010	2,328,649	3,888,402	6,401,758

Cost of Sales — Products	732,664	989,323	2,261,485	3,245,385
Cost of Sales — Engineering Services	25,962	262,662	234,968	382,310

Total Cost of Sales	758,626	1,251,985	2,496,453	3,627,695

Gross Profit	278,384	1,076,664	1,391,949	2,774,063
Operating Expenses and (Gain) on Sale:
Research and Development	353,067	534,728	764,326	1,069,449
Selling and Marketing	388,168	406,458	823,354	902,219
General and Administrative	556,028	647,493	1,136,097	1,331,766
Depreciation and Amortization	122,452	111,052	267,548	222,149
(Gain) on Sale of Assets (Note 3)	(5,902,663)	—	(5,902,663)	—

Income (Loss) from Operations	4,761,332	(623,067)	4,303,287	(751,520)

Other Income (Expense)
Interest and Other (Expense) Income	232	295	279	961
Foreign Exchange Gain (Loss)	3,200	(5,529)	(1,742)	(1,815)
Amortization of Senior Term Debt Discount (Note 10)	(695,599)	(62,975)	(764,899)	(125,259)
Interest Expenses	(298,600)	(234,307)	(593,841)	(448,979)

Total Other Income (Expense)	(990,767)	(302,516)	(1,360,203)	(575,092)

Income (Loss) Before Provision for Income Taxes	3,770,565	(925,583)	2,943,084	(1,326,612)
Provision (Benefit) for Income Taxes	5,967	1,956	22,969	21,232

Net Income (Loss)	3,764,598	$(927,539)	2,920,115	(1,347,844)

Basic Income (Loss) per Share	$0.0142	$(0.0035)	$0.0110	$(0.0051)
Diluted Income (Loss) per Share	$0.0116	$(0.0035)	$0.0101	$(0.0051)
Weighted-average Shares Outstanding
Basic	265,259,348	263,600,274	265,259,348	263,600,274
Diluted	353,357,361	—	353,357,361	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash Flows from Operating Activities
Net Income (Loss)	$2,920,115	$(1,347,844)
Non-Cash Adjustments
Depreciation and Amortization	258,279	222,149
Impairment of Patents and Trademarks	9,268	—
Stock-Based Compensation Expense	106,675	138,829
Amortization of Senior Term Debt Discount	764,899	125,259
Non Cash Compensation	74,072
Gain on Sale of Assets	(5,902,663)	—
(Increase) Decrease in Operating Assets
Accounts Receivable	629,055	(170,183)
Inventories	685,131	(77,725)
Prepaid Expenses and Other Assets	(69,085)	93,834
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,060,609)	(1,037,776)
Accrued Expenses	(53,671)	(52,507)
Customer Deposits	(357,737)	(393,893)
Income Taxes Payable	(300)	(4,250)
Accrued Compensation	182,932	100,000
Accrued Interest	495,272	295,030

Net Cash Flows Used in Operating Activities	(1,318,367)	(1,768,711)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(114,171)	(178,439)
Investments in Patents and Trademarks	(20,866)	(26,022)
Proceeds from Sale of Assets, Net of Direct Costs	7,574,304	—

Net Cash Used in Investing Activities	7,439,267	(204,461)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(652,091)	353,960
Note Payable Proceeds	150,000	—
Repayment of Capital Leases	(52,090)	(57,713)
Repayment of Notes Payable	(4,456,724)	(320,518)

Net Cash Flows Provided (Used) by Financing Activities	(5,010,905)	(24,271)

Net Increase (Decrease) in Cash and Cash Equivalents	1,109,995	(1,997,443)
Cash and Cash Equivalents — Beginning of Year	417,976	2,636,819

Cash and Cash Equivalents — End of Period	$1,527,971	$639,376

Supplemental Disclosures
Interest Paid	338,785	235,409
Income Taxes Paid	23,257	25,482

Non-Cash Investing Transactions
Accrued Interest Added to Senior Term Debt Principal	369,602	240,000
Equipment Acquired Under Capital Lease	—	44,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Liquidity and Going Concern Issues

With the sale of assets relating to the Company’s Tactical Display Group business (the “TDG Assets”) and subsequent debt repayments, the Company is no longer in default under the various covenants contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan agreement. This asset sale, debt repayments and other debt deferrals have improved the working capital position of the Company, reducing the Company’s working capital deficiency to $(1,016,105) as compared to $(6,052,281) as of December 31, 2011. However due to its continued operating losses and the transition of its business away from existing military related product sales, it expects to see a further increase in its working capital deficiency until new technology and commercial products, as well as new waveguide defense related products are developed.

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2011 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. Other than for the quarter ending June 30, 2012, the Company has incurred a net loss from Operations consistently over the last 3 years. The Net Income from Operations of $3,770,565 for second quarter of 2012, was after a net reported gain on sale of assets of $5,902,663. The Company’s losses in the prior calendar years of 2011, 2010 and 2009 have had a significant negative impact on the Company’s ability to conduct its business in the ordinary course, its financial position and its liquidity. The Company has an accumulated deficit of $23,549,029 as of June 30, 2012.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, these cash needs have been met by borrowings of notes, sales of convertible debt and the sales of equity securities. Since the sale of the TDG Assets, its cash requirements have primarily been met with the proceeds of that sale. There can be no assurance that the Company will be able to borrow or sell securities in the future, which raises substantial doubt about the ability of the Company to continue as a going concern. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

Note 3 — Gain on Asset Disposal

In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Business included sale of the Company’s proprietary Tac-Eye displays and its night vision electronics and optics module products. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to other end user consumers, and to TDG and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market. Each party agreed to refer to the other, business opportunities for the sale of products and services in its markets. Also pursuant to the Agreement, the Company and TDG entered into a Vuzix Authorized Reseller Agreement (the “Reseller Agreement”), pursuant to which TDG is authorized as the exclusive reseller of the Company’s current and future products to military, defense and security organizations, unless TDG elects to have the Company make such sales directly.

The purchase price paid to the Company by TDG consists of two components: $8,374,900 net of adjustments, which was paid at closing, and up to an additional $2.5 million, which will be received only if TDG achieves certain quarterly and annual revenue targets from sales of goods and services to military, defense and security organizations. The purchase price was determined by arm’s length negotiations between the parties.

The following represents the major components of the reported gain on sale:

Net Sales Price	$8,374,900
Less:
- Professional Fees on Sale of Assets	(800,596)
- Accounts Receivable Sold	(299,599)
- Inventories Sold	(1,135,042)
- Fixed Assets Sold	(120,832)
- Patents and Trademarks Sold	(113,117)
- Sales Taxes on Asset Sale	(3,051)

Net Gain of Sale of Asset	$5,902,663

Note 4 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Purchased Parts and Components	$966,164	$2,085,616
Work in Process	88,754	313,601
Finished Goods	175,084	714,944
Less: Reserve for Obsolescence	(510,453)	(574,440)

Net	$719,549	$2,539,721

 Note 5 – Bank Lines of Credit

Until June 15, 2012, the Company had an agreement with a bank for a $2 million credit facility to support its ongoing working capital needs. The credit facility was an accounts receivable formula based line of credit, which matured on March 22, 2013. However due to the sale of the TDG Assets, and because the Company was not in compliance with its EBITDA covenants under its loan agreement with the bank, the Company was required to pay off and close the line as part of the TDG Asset sale transaction. No bank lines of credit are currently available to the Company.

Note 6 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for defense products. These deposits range from 20 to 40% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order. During the six months ended June 30, 2012 additional deposits of $69,800 were received but were transferred to the purchaser of the TDG Assets.

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011

Accrued Wages and Related Costs	$46,178	$96,375
Accrued Professional Services	51,143	79,500
Accrued Warranty Obligations	154,612	118,611
Other Accrued Expenses	3,287	11,354

Total	$255,220	$305,840

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2012 was as follows:

2012

Accrued Warranty Obligations at December 31, 2011	$118,611
Reductions for Settling Warranties	(80,256)
Warranties Issued During Period	116,257

Accrued Warranty Obligations at June 30, 2012	$154,612

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of debt.

Note 9 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services. The principal of $993,028 and $810,096 as of June 30, 2012 and 2011 respectively, is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding monthly. A total of $89,663 and $50,000 in compensation was accrued for the three months ended June 30, 2012 and 2011, respectively. A total of $182,932 and $100,000 in compensation was accrued for the six months ended June 30, 2012 and 2011, respectively. Interest expense related to accrued compensation amounts to $25,232 and $19,152 for the three months ended June 30, 2012 and 2011, respectively. Interest expense related to accrued compensation amounts to $48,758 and $36,863 for the six months ended June 30, 2012 and 2011, respectively. Total accrued interest on the accrued compensation was $388,081 and $339,323 as of June 30, 2012 and December 31, 2011, respectively and all these amounts are included in Long Term Accrued Interest, under the Long-Term Liabilities portion of the consolidated balance sheet.

Note 10 — Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2012	December 31, 2011

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	287,594	294,319
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	396,004 (109,654)	396,004 (122,305)
Convertible, Senior Secured Term Debt. The principal is to be repaid over 15 months, with equal payments of principal beginning on October 15th. The loan bears interest at 13.5%, per annum, which is payable monthly on the 15th of each month. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan.	619,122	4,549,250
Unamortized debt discount related to the FMW of the Warrants issued pursuant to Convertible, Senior Term Debt net of amounts recognized as interest expense in the periods.	-	(752,248)
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	1,320,643	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	101,748	101,748

	$2,824,665	$5,996,889
Less: Amount Due Within One Year	(521,812)	(4,924,838)

Amount Due After One Year	$2,302,853	$1,072,051

In connection with the sale of the TDG Assets, certain of the Company’s lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by the loan agreements between the Company and each such lender, and released its security interest in the TDG Assets sold. Pursuant to a Loan Modification and Consent Agreement regarding the Company’s Convertible, Senior Secured Term Debt Loan, which was in default at the time of the sale, the Company paid this Senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due to the Convertible Senior Secured Term Debt Lender, $619,122 was represented by a new note in that amount. This new note carries an interest rate of 13.5%, to be paid monthly. The principal amount of the note is to be repaid over 15 months, with equal principal payments commencing after the first 3 months. The Company also agreed to use 40% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce the principal of this new note. The Convertible Senior Secured Term Debt agreement contains certain covenants, including the maintenance of minimum cash, cash equivalents, and undrawn availability under any bank working capital line in an aggregate amount of at least 40% of the sum of (i) the outstanding principal amount of the loan and (ii) unpaid interest.

Pursuant to the various other Loan Modification and Consent agreements, the Company made payments totaling $200,000 in reduction of the obligations owed to certain Notes Payable holders. Each such secured note holders agreed to defer further payments on its Note Payable due from the Company until July 15, 2013 after which the notes are to be repaid in 24 to 36 equal monthly installments. Additionally the Company has agreed to use 15% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce such Notes Payable.

Pursuant to its original transaction with the holder of the Senior Secured Term Debt, the Company issued to that lender warrants to purchase up to 40,000,000 Common Shares (the “Warrants”), at an exercise price of $0.09965 per share, exercisable at any time prior to December 23, 2014. The fair value of these Warrants, $1,010,379 was reflected as a discount against the loan amount, but because of the loan’s restructuring and the early repayment of the principal resulting from the TDG Assets sale, the unamortized discount of $636,678 was fully expensed in the second quarter of 2012. The maximum number of Common Shares that may be issued pursuant to: (i) the exercise of Warrants; and (ii) the conversion of principal and interest owing under the Loan, may not exceed 46,517,695 Common Shares.

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

In the three and six months ended June 30, 2012 and 2011, the Company generated federal and state net operating income for income tax purposes before the assumed offset against the Company’s net operating loss carry forwards. These federal and state net operating loss carry forwards total approximately $17,600,000 at June 30, 2012 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,347,000 begin to expire in 2017, if not utilized.

Note 12 — Stock Warrants

A summary of the various changes in warrants during the six-month period ended June 30, 2012 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2011	65,072,098
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	(168,320)

Warrants Outstanding, June 30, 2012	64,903,778

The outstanding warrants as of June 30, 2012 expire from December 31, 2012 to May 21, 2015. The weighted average remaining term of the warrants is 1.9 years. The weighted average exercise price is $0.1445 per share.

Note 13 — Stock Option Plans

A summary of stock option activity for the six months ended June 30, 2012 is as follows.

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2011	20,089,216	$0.1301	$0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(3,412,676)	$0.1629	$0.0015 – $ 0.2334

Outstanding at June 30, 2012	16,676,540	$0.1247	$0.0061 – $ 0.2334

As of June 30, 2012, there were 13,628,665 options that were fully vested and exercisable at a weighted average exercise price of $0.1185 per share. The weighted average remaining contractual term on the vested options is 5.0 years.

As of June 30, 2012 there were 3,047,875 unvested options exercisable at a weighted average exercise price of $0.1426 per share. The weighted average remaining contractual term on the unvested options is 8.2 years.

No cash was received from option exercises for the six months ended June 30, 2012 and 2011.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Stock-based compensation expense: - - Stock Options	$49,272	$69,349	$106,669	$138,829
Income tax benefit	—	—	—	—
Net Decrease in Net Income (Loss)	$49,272	$69,349	$106,669	$138,829

Per share increased in Loss Per Share:

Basic and Diluted	$0.0002	$0.0003	$0.0004	$0.0005

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2012, the Company had approximately $232,168 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.7 years.

Note 14 — Litigation

The Company is not subject to any legal proceedings or claims.

Note 15 — Product Revenue

The following table represents the Company’s total sales classified by product category for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Consumer Video Eyewear	$590,686	$718,382	$1,504,627	$1,367,089
Defense Products	381,417	994,403	1,768,754	4,184,200
Engineering Services	64,907	615,864	615,021	850,469

Total	$1,037,010	$2,328,649	$3,888,402	$6,401,758

Pursuant to the sale of the TDG Assets, the Defense Products sales, as reflected in the foregoing table, will cease. New products based on the Company’s waveguide technology will have to be developed by the Company to replace revenues from those products. Those new products will be marketed and resold by the purchaser of the TDG Assets into the military, defense and security markets, unless the purchaser elects not to resell those products, in which case they will be marketed and sold by the Company.

Note 16 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expires on December 31, 2012.The following is a summary of the Company’s contractual payment obligations for operating leases as of June 30, 2012:

2012 -	$41,898

Total Minimum Lease Payments	$41,898

Note 17 — Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our accounting policies are more fully described in the notes to our financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our accounting policies for the six month period ended June 30, 2012.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of Video Eyewear products. Our products, known commercially as Video Eyewear (also referred to as head mounted displays, wearable displays, personal viewers, and near eye displays) are worn like eyeglasses and contain video displays that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. We produce both monocular and binocular Video Eyewear devices. Our products provide the user with a viewing experience that simulates viewing a large screen television or a desktop computer monitor and can be viewed practically anywhere, anytime. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, portable media players and gaming systems as well as unmanned vehicles and sighting systems. Our Video Eyewear are used in tactical, training and education, general entertainment, virtual reality and augmented reality applications. We have focused on two markets historically: the consumer markets for gaming, entertainment and mobile video and the market for rugged mobile displays for defense, commercial and industrial markets. Our Virtual and Augmented Reality products are sold in the consumer, defense, industrial, commercial, academic and medical markets. As a consequence of the sale of the TDG Assets, the Company will focus primarily on the consumer, commercial and entertainment markets. However, the Company will still perform engineering services and product development work for defense customers based solely on its waveguide technology. Those products will be exclusively marketed by TDG, unless TDG elects not to resell those products, in which case they will be marketed and sold by the Company.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

Sales.   Our sales were $1,037,010 for the second quarter of 2012 compared to $2,328,649 for the same period in 2011. This represents a 55.5% decrease for the three month period 2012 as compared to 2011. Our sales from defense products decreased to $381,417 or 36.8% of our total sales in the second quarter of 2012 compared to $994,403 or 42.7% of total sales in the same period of 2011, a decrease of $612,986 or 61.6%. The decrease resulted from a $172,643 reduction in shipments of night vision electronics, $99,839 fewer optic modules and a $340,504 reduction in Tac-Eye shipments during the second quarter of 2012 as compared to the same period in 2011. Sales from our engineering programs for the second quarter of 2012, decreased to $64,907 or 6.3% of total sales compared to $615,864 or 26.4% of total sales in same quarter 2011. The major reason for the decrease was reduction in the both the number of programs and the larger dollar size of two programs in the 2011 period. Consumer Video Eyewear product sales were $590,686 or 57.0% of total sales for the second quarter of 2012 as compared to $718,382 or 30.8% of our total sales for same period in 2011, a decrease of $127,696 or 17.8%. The decrease was primarily attributable to the Company’s limited working capital and our inability to purchase components to build product to match our sales demand, particularly on new product lines.

Cost of Sales and Gross Profit.   Gross profit decreased to $278,384 for the second quarter of 2012 from $1,076,664 for the same period in 2011, a decrease of $798,280 or 74.1%. As a percentage of net sales, gross profit decreased to 26.8% for the second quarter of 2012 compared to 46.2% for the same period in 2011. This decrease was the primarily the result of a change in the Company’s overall sales mix with lower margin consumer Video Eyewear models being a larger percentage of overall sales for the second quarter of 2012, versus the sales mix for the same period in the prior year and lower 2012 quarterly sales volumes to absorb the fixed manufacturing overhead expenses contained in Cost of Sales.

Research and Development.   The Company’s research and development expenses decreased by $181,661 or 34.0% in the second quarter of 2012, to $353,067 compared to $534,728 in the same period of 2011. The decrease in spending was a direct result of the Company’s efforts to reduce spending and personnel expenses in this area until the Company’s financial position improves.

Selling and Marketing.   Selling and marketing expenses were $388,168 for the first quarter of 2012 compared to $406,458 for the same period in 2011, a decrease of $18,290 or 4.5%. The decreases were primarily attributable to lower catalog advertising costs, lower personnel salary costs, and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $556,028 for the first quarter costs of 2012 as compared to $647,493 for the same period in 2011, a decrease of $91,466 or 14.1%. Included in this expense category for the 2012 period was $74,072 related to the write-off of subscriptions receivables from two employees. Despite this extra charge, the overall reduction in general and administrative costs related to lower salary costs, reduced spending on legal and accounting expenses and reduced rent.

Depreciation and Amortization.   The Company’s depreciation and amortization expense for the second quarter of 2012 was $122,452 as compared to $111,052 in the same period in 2011, an increase of $11,400 or 10.3%. The increase was a direct result of higher equipment additions in the second half of calendar 2011.

Gain on Sale of Assets. On June 15, 2012 , the Company entered into an Asset Purchase Agreement (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) that comprised its TDG group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military organizations and defense and security organizations (the “Business”). The purchase price paid to the Company by TDG consists of two components: $8,374,000 net of adjustments, which was paid at closing, and up to an additional $2.5 million, which will be received only if TDG achieves certain quarterly and annual revenue targets. The net reported Gain on Sale of Assets which excludes any of the earn-out proceeds was $5,902,663.

Other Income (Expense).   Total other expenses were $(990,767) in the second quarter of 2012 compared to $(302,516) in the same period in 2011, an increase of $(688,251). The increase in these expenses was primarily attributable to higher interest costs and the amortization of the term debt discount. Interest expense increased by $(64,293) or 27.4% due to the higher default interest rate costs on senior debt. The increase in amortization of the senior term debt discount of $(632,624) was attributable to the expensing of the entire discount resulting from the early repayment of the term debt as part of the TDG Asset sale.

Provision for Income Taxes.   The provision for income taxes for the first quarter of 2012 was $5,967 as compared to $1,956 for the same period in 2011.

Net Income (Loss) and Income (Loss) per Share.   Our net income was $3,764,598 or $0.0142 basic earnings per share in the second quarter of 2012, versus a loss of $(927,539) or $(0.0035) basic earnings per share for the same period in 2011. Included in the net income number for the second quarter of 2012, was the gain of $5,902,663 on the sale of the TDG Assets, whereas there were no amounts reported as a gain on sale of assets in the same period of 2011.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

Sales.   The Company’s sales were $3,888,402 for the six months ended June 30, 2012 compared to $6,401,758 for the same period in 2011. This represents a 39.3% decrease for the six month period 2012 as compared to 2011. The Company’s sales from defense products decreased to $1,768,754 or 45.5% of total sales in the first half of 2012 compared to $4,184,200 or 65.4% of total sales in the same period of 2011, a decrease of $2,415,446 or 57.7%. The decrease resulted from a $647,350 reduction in shipments of night vision electronics, $382,124 fewer optic modules and a $1,385,972 reduction in Tac-Eye shipments during the first half of 2012 as compared to the same period in 2011 when we delivered on a large Tac-Eye shipment to a single customer. Sales from the Company’s engineering programs for the first half of 2012, decreased to $615,021 or 16.0% of total sales compared to $850,469 or 13.3% of total sales in same period in 2011. Consumer Video Eyewear product sales increased to $1,504,627 or 38.7% of total sales for the first half of 2012 compared to $1,367,089 or 21.4% of the Company’s total sales for the first half of 2011. The increase of 10.1% was driven primarily by sales of our Augmented Reality products which in addition to their higher average selling prices, but was constrained by our limited working capital and our inability to buy components to meet our sales demand.

Cost of Sales and Gross Profit.   Gross profit decreased to $1,391,949 for the first half of 2012 from $2,774,063 for the same period in 2011, a decrease of $1,382,114 or 49.8%. As a percentage of net sales, gross profit decreased to 35.8% for the first half of 2012 compared to 43.3% for the same period in 2011. This decrease was the primarily the result of a change in our overall sales mix with our lower margin consumer Video Eyewear models being a larger percentage of our overall sales for the first half of 2012, versus the sales mix for the same period in the prior year with the higher gross margin defense product sales being a larger percentage of overall sales.

Research and Development.   Our research and development expenses were $764,326 for the first half of 2012 compared to $1,069,449 for the same period in 2011. The $305,123 or 28.5% decrease in the 2012 period versus 2011 was primarily the result of our efforts to reduce spending and personnel expenses in this area until the Company’s financial position improves.

Selling and Marketing.   Selling and marketing expenses were $823,354 for the first half of 2012 compared to $902,219 for the same period in 2011, a decrease of $78,865 or 8.7%. The decreases were mainly attributable to lower catalog advertising costs, lower personnel salary costs, and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $1,136,097 for the first half of 2012 as compared to $1,331,766 for the same period in 2011, a decrease of $195,669 or 14.7%. Included in this expense category for the period was $74,072 in charges related to the write-off of subscriptions receivables to two employees. There were no such expenses for the same period in 2011. Despite this unusual item, the lower general and administrative costs related to lower salary costs, reduced spending on legal and accounting expenses and reduced rent.

Depreciation and Amortization.   Our depreciation and amortization expense for the first half of 2012 was $267,548 as compared to $222,149 in the same period in 2011, an increase of $45,399 or 20.4%. The increase was a direct result of higher equipment additions in the second half of calendar 2011. Included in this line item was $9,268 in charges for the Impairment of Patents and Trademarks. For the same period of 2011, no such charges were recorded.

Gain on Sale of Assets. On June 15, 2012 , the Company entered into an Asset Purchase Agreement (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military organizations and defense and security organizations (the “Business”). The purchase price paid to the Company by TDG consists of two components: $8,374,000 net of adjustments, which was paid at closing, and up to an additional $2.5 million, which will be received only if TDG achieves certain quarterly and annual revenue targets. The net reported Gain on Sale which excludes any of the earn-out proceeds amount was $5,902,663.

Other Income (Expense).   Total other expenses were $(1,360,203) in the second quarter of 2012 compared to $(575,092) in the same period in 2011, an increase of $(785,111). The increase in these expenses was primarily attributable to higher interest costs and the amortization of the senior term debt discount. Interest expense increased by $(144,862) or 32.3% due to the higher default interest rate costs on senior debt. The increase in amortization of the senior term debt discount $(639,640) was attributable to the expensing of the entire discount resulting from the early repayment of the senior term debt as part of the TDG Asset sale.

Provision for Income Taxes.   The provision for income taxes for the first half of 2012 was $22,969 as compared to $21,232 for the same period in 2011.

Net Income (Loss) and Income (Loss) per Share.  Our net income was $2,903,114 or $0.0110 basic per share for the first half of 2012, versus a loss of $(1,347,844) or $(0.0110) for the same period in 2011. Excluding the gain on the sale of the TDG Assets of $5,902,663 and the expensing of the unamortized senior term debt discount, the Company reported a net loss of $(2,359,909) for the second quarter of 2012, an increased loss of $(995,065) from the same period in 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $1,527,971, an increase of $1,109,995 from $417,976 as of December 31, 2011.

At June 30, 2012 the Company had current liabilities of $3,582,767 compared to current assets of $2,566,662 which resulted in a negative working capital position of $(1,016,105). As at December 31, 2011 we had a negative working position of $(6,052,281). Our current liabilities our comprised principally of the current portion of long term debt, accounts payable, accrued expenses, customer deposits and bank lines of credit.

The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital and/or selling certain assets. The Company was prior to June 15, 2012 in default under its loan agreements with its Senior Lenders. The sale of the TDG Assets allowed the Company to pay- down a significant portion of its senior term debt. Most of the Company’s other lenders entered into Loan Modification agreements in which they agreed to consent to the TDG Asset sale and agreed to defer any debt payments until after July 15, 2013. Accordingly $2,538,315 dollars in notes payable had their due dates extended by approximately 18 months, further ongoing note payments were deferred to July 15, 2013, and the prior note defaults were cured. The Company repaid its line of credit and now needs to renegotiate a new credit facility with its bank. There is no assurance that a replacement credit facility can be negotiated, or the amount and terms of any future bank drawings.

The Company has previously attracted funding in the form of subordinated debt and a line of credit. However, there can be no assurance that it will be able to do so in the future nor can there be any assurance that additional capital will be raised or that it will be sufficient to execute the Company’s business plan. To the extent that additional capital is not raised, or that it is not sufficient, the Company's business plan and its plans for operations will be required to be substantially modified and could have a material adverse effect on the Company and its financial condition.

Operating Activities.   Cash (used in) operating activities was $(1,318,367) in the first half of 2012 and $(1,768,711) in the same period in 2011. Changes in non-cash operating assets and liabilities were $450,988 in the first half of 2012 and $(1,147,104) in the same period in 2011. The major non-cash operating items for first half of 2012 resulted from a $685,131 reduction in inventory and a $629,055 reduction in accounts receivable, a $(357,737) reduction in customer deposits, along with a $495,272 increase in accrued interest. Included in these reductions were $299,599 in accounts receivable and $938,549 in inventory related to the sale of the TDG Assets. The major non-cash operating items for first half of 2011 resulted from a $(1,037,776) reduction in accounts payable and a $(393,893) reduction in customer deposits.

Investing Activities.   Cash provided by investing activities was $7,439,267 in the first half of 2012 as compared to a cash use of $(204,461) in the same period in 2011. Cash used for investing activities of $(114,171) in the first half of 2012 related primarily to the purchase of computer equipment additions and tooling, as compared to spending of $(178,439) for the same period in 2011. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(20,866) in the first half of 2012 and $(26,022) in the same period in 2011. From the sale of the TDG Assets the Company received proceeds of $8,374,900 less expenses of $(800,593) or a net of $7,574,304.

Financing Activities.   Cash from (used in) financing activities was $(5,010,905) in the first half of 2012, whereas in the same period in 2011, our net financing activities used $(24,271). During the first half of 2012, the primary use of cash was a $(652,091) reduction in drawings under our operating line of credit and the repayments on term debt of $(4,456,724) as required by our lenders for their approval of the sale of the TDG Assets. During the first half of 2011, the primary source of cash was $359,960 in drawings under our new operating line of credit before payments of $(320,518) and $(57,713) on Notes payable and Capital leases, respectively.

Capital Resources.   As of June 30, 2012, we had a cash balance of $1,527,971. The outstanding balance under our line of credit as of June 30, 2012 was $Nil as a result of the TDG asset sale. The Company now needs to negotiate a new operating credit facility with its bank or seek alternative sources for an operating loan.

On June 15, 2012, the Company entered into an Asset Purchase Agreement dated as of June 15, 2012 (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Business included sale of the Company’s proprietary Tac-Eye displays. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to end user consumers, and to TDG and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market.

The purchase price paid to the Company by TDG consists of 2 components: $8,500,000 less $125,100 in adjustments for a net of $8,374,000, which was paid at closing, and up to an additional $2.5 million, which will be received only if TDG achieves certain quarterly and annual revenue targets from sales of goods and services to military organizations and defense and security organizations. The purchase price was determined by arm’s length negotiations between the parties.

In addition, the Agreement provides that each of the parties will be precluded from conducting business in certain markets, which, in the case of the Company, is the sale of goods and services to military, defense and security organizations, (provided, it may seek and perform contracts with certain identified government agencies related to its waveguide optics technology) and, in the case of TDG, is the sale of goods and services to end user consumers. Also pursuant to the Agreement, the Company and TDG entered into a Vuzix Authorized Reseller Agreement (the “Reseller Agreement”), pursuant to which TDG is authorized as the exclusive reseller of the Company’s current and future products to military, defense and security organizations, unless the TDG elects to have the Company make such sales directly. This Reseller Agreement will be the main avenue for the distribution of any new products the Company develops for the military and defense markets.

In connection with the TDG Asset Purchase Agreement, certain of the Company’s creditors entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by existing loan agreements between the Company and each lender, and released its security interest in the TDG Assets. The Company was required to pay-off its line of credit as a condition of its bank consenting to the sale transaction. Pursuant to one of the Loan Modification and Consent Agreements, the Company paid its senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due the Lender, $619,122 is to be represented by a new note in that amount. This new note carries an interest rate of 13.5% and the principal amount is to repaid over 15 months, with equal payments commencing after the first 3 months. The Company also agreed to use 40% of any of the earn-out payments received under the TDG Asset Purchase Agreement in reduction of this note. Further pursuant to the various other Loan Modification and Consent agreements, the Company made certain payments totaling $200,000 in reduction of the obligations owed and each agreed to defer further payments on their Note Payables until July 15, 2013 after which the notes are to be repaid in 24 to 36 monthly installments. Additionally the Company has agreed to use 15% of any of the earn-out payments received pursuant to the TDG Asset Purchase Agreement to reduce such Notes Payable.

This asset sale and debt restructurings improve the working capital position of the Company, reducing the Company’s working capital deficiency to $(1,016,105) as compared to $(6,052,281) as of December 31, 2011. However due to the Company’s continued operating losses and business transition away from certain military related product sales, the Company expects to see a further short-term rise in the Company’s working capital deficiency.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in our annual report on Form 10-K for the year ended December 31, 2011. During the six months ending June 30, 2012 and the years ended December 31, 2011 and 2010, the Company has been unable to generate cash flows other than its recent asset sales, sufficient to support its operations and has been dependent on term debt financings, equity financings, revolving credit financing and most recently asset sales. The Company will remain dependent on outside sources of funding until its results of operations provide positive cash flows. There can be no assurance that the Company will be able to generate cash from those sources in the future. The Company’s independent auditors issued a going concern paragraph in their reports for the years ended December 31, 2011 and 2010. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern. With the Company’s current level of funding and ongoing losses from operations, substantial doubt exists about its ability to continue as a going concern.

The Company’s cash requirements depend on numerous factors, including new product development activities, its ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent the Company has sufficient operating funds, it expects to carefully devote capital resources to continue its development programs, hire and train additional staff, and undertake new product marketing activities, further future net operating losses, product tooling expenses, and related working capital investments will be the principal use of the Company’s cash.

The Company also relies on credit lines from key suppliers and customer deposits in managing liquidity. As a result, if the Company’s trade creditors were to impose unfavorable terms or customers decline to make advance deposits for their orders, it would negatively impact the Company’s ability to obtain products and services on acceptable terms, produce its products and operate its business.

The Company intends to take actions necessary for the Company to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Management’s plans concerning these matters are discussed below and in Note 2 to the unaudited consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;
•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality products; the phasing out of the low resolution Video Eyewear models for which we earn a lower gross margin; and the introduction of see-through and new high resolution Video Eyewear;
•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs wherever possible;
•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;
•	reducing and deferring some research and development and delaying some planned product and new technology introductions;
•	exploring our options with respect to new debt borrowings and equity financings; and
•	exploring the further sale of certain assets and the licensing of our IP

Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2012 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures on new products, tooling, R&D, and marketing. A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels. If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations. Any of these actions could harm our business, results of operations and future prospects. To guard against this risk, we will actively seek additional debt or equity-based financing. We can give no assurance that we will be able to obtain additional financing on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets on a distress basis and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2011 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of the Company’s manufacturing capacity and arrangements, the protection of the Company’s proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of the Company’s revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. In addition, the recent sale of our TDG Assets will result in a change in focus for the Company, because future defense related sales will be limited to engineering services regarding the Company’s waveguide optics and, eventually, the sale of products based on that technology and defense-related sales made through TDG. The ability of the Company to fully replace the revenues from the sold TDG Asserts and product lines is unknown.

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

The Company’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of June 30, 2012, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2011, the Company determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of June 30, 2012:

Deficiencies in Financial Reporting and Close Process

Our current financial close process does not ensure accurate financial reporting on a timely basis. We also did not maintain effective controls over the period-end financial close and reporting processes in relation to the consolidation of our subsidiary’s financial information. The specific deficiencies contributing to this material weakness related (a) to inadequate policies and procedures, (b) ineffective procedures and controls over journal entries, accruals and reserves, (c) inadequate controls and procedures related to the timely preparation and review of account reconciliations, (d) inadequate segregation of duties, (e) inadequate controls over cut-off procedures, (f) deficiencies in end-user computing controls of critical spreadsheets, and (g) an insufficient complement of personnel with appropriate levels of knowledge and experience. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting. We intend to establish and document financial close processes and procedures including responsibilities and due dates. We also intend to commence utilizing a closing checklist to ensure all procedures are performed and appropriate reviews are completed on a timely basis for each quarter and year-end period. Additionally, we intend to implement controls over critical spreadsheets, including change control, input control, access and data security and appropriate review procedures. Further, we intend to seek additional resources with strong accounting and reporting experience when financial resources are available. We cannot give any assurance as to whether or when we will be able to implement those changes.

Deficiencies in Segregation of Duties

There is limited segregation of duties which could result in a material misstatement in our financial statements. Given our staff levels, certain duties within the accounting and finance department cannot be properly segregated. However, we believe that none of these segregation of duty deficiencies resulted in material misstatement in the financial statements as we rely on certain compensating controls, including periodic substantive review of the financial statements by the Chief Executive Officer and Chief Financial Officer.

Deficiencies in Monitoring of Subsidiaries

We have not designed adequate monitoring controls related to our European subsidiary or Japanese branch sales office, such that we can be assured that a material misstatement of financial results would be prevented or detected on a timely basis.

Weaknesses in Inventory Controls

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

Deficiencies in Internal Controls Procedures and Risk Assessment Program

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

Changes in internal control over financial reporting

During the six months ended June 30, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. The risks discussed in our 2011 annual report could materially affect our business, financial condition and future results. The risks described in our 2011 annual report are not the only risks facing us. The recent sale of our TDG Assets and the loss of revenues from those products will materially affect our business unless new products and engineering service programs are developed to replace the previous business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There are no material changes to the Risk Factors described in Item 1A in our 2011 annual report other than the impact of the recent sale of our TDG Assets as mentioned above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – none

Purchase of Equity Securities - none

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS*	XBRL Instance Document

EX-101.SCH*	XBRL Taxonomy Extension Schema Document

EX-101.CAL*	XBRL Taxonomy Extension Calculation Link base Document

EX-101.LAB*	XBRL Taxonomy Extension Label Link base Document

EX-101.PRE*	XBRL Taxonomy Extension Presentation Link base Document

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION (Registrant)

Date: August 20, 2012	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2012	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

