Form 10-Q
period 2012-09-30
Vuzix Corp
filed 2012-11-19
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53846

VUZIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3392453
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2166 Brighton Henrietta Townline Rd Rochester, New York	14623
(Address of principal executive offices)	(Zip Code)

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

As of November 19, 2012, there were 265,259,348 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30	December 31,
	2012	2011
Current Assets
Cash and Cash Equivalents	$171,574	$417,976
Accounts Receivable, Net	290,982	1,104,084
Inventories, Net (Note 4)	697,963	2,539,721
Prepaid Expenses and Other Assets	74,547	74,625

Total Current Assets	1,235,066	4,136,406
Tooling and Equipment, Net	674,446	961,692
Patents and Trademarks, Net	592,916	720,599

Total Assets	$2,502,428	$5,818,697

Current Liabilities
Accounts Payable	$2,278,408	$3,766,617
Lines of Credit (Note 5)	—	652,081
Current Portion of Long-term Debt, net of discount	887,222	4,924,838
Current Portion of Capital Leases	51,414	84,684
Customer Deposits (Note 6)	64,893	392,151
Accrued Interest	—	62,176
Accrued Expenses (Note 7)	247,540	305,840
Income Taxes Payable	483	300

Total Current Liabilities	3,529,960	10,188,687

Long-Term Liabilities
Accrued Compensation (Note 9)	1,050,895	810,096
Long Term Portion of Term Debt, net of discount (Note 10)	1,935,699	1,072,051
Long Term Portion of Capital Leases	12,673	52,000
Long Term Accrued Interest	799,451	520,611

Total Long-Term Liabilities	3,798,718	2,454,758

Total Liabilities	7,328,678	12,643,445

Stockholders’ Equity
Series C Preferred Stock — $.001 Par Value, 500,000 Shares Authorized; 0, Shares Issued and Outstanding at September 30 and December 31, Respectively	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 265,259,348, Shares Issued and Outstanding at September 30 and December 31, Respectively	265,259	265,259
Additional Paid-in Capital	19,638,698	19,455,241
Accumulated (Deficit)	(24,730,207)	(26,469,144)
Subscriptions Receivable	—	(76,104)

Total Stockholders’ Equity	(4,826,250)	(6,824,748)

Total Liabilities and Stockholders’ Equity	$2,502,428	$5,818,697

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$566,495	$991,134	$2,071,122	$2,358,223
Sales of Engineering Services	190,000	250,000	446,100	559,606

Total Sales	756,495	1,241,134	2,517,222	2,917,829

Cost of Sales — Products	486,650	824,799	1,610,742	1,978,293
Cost of Sales — Engineering Services	71,000	177,544	169,551	311,774

Total Cost of Sales	557,650	1,002,343	1,780,293	2,290,067

Gross Profit	198,845	238,791	736,929	627,762
Operating Expenses:
Research and Development	267,230	338,023	736,418	1,064,562
Selling and Marketing	282,011	334,342	904,987	990,666
General and Administrative	507,883	663,871	1,643,981	1,995,637
Depreciation and Amortization	123,983	111,052	391,530	333,201

Total Operating Expenses	1,181,107	1,447,288	3,676,916	4,384,066

(Loss) from Continuing Operations	(982,262)	(1,208,497)	(2,939,987)	(3,756,304)

Other Income (Expense)
Interest and Other (Expense) Income	-	221	279	1,182
Foreign Exchange Gain (Loss)	157	(185)	(1,585)	(2,000)
Amortization of Senior Term Debt Discount (Note 10)	(6,326)	—	(18,977)	—
Interest Expenses	(121,871)	(106,443)	(362,130)	(315,422)

Total Other Income (Expense)	(128,040)	(106,407)	(382,413)	(316,240)

(Loss) from Continuing Before Provision for Income Taxes	(1,110,302)	(1,314,904)	(3,322,400)	(4,072,544)
Provision (Benefit) for Income Taxes	5,721	5,854	28,690	27,086

(Loss) from Continuing Operations	(1,116,023)	$(1,320,758)	(3,351,090)	(4,099,630)

Income (Loss) from Discontinued Operations (Note 16)		$400,205	(747,580)	1,831,231
Gain (Loss) on Disposal of Discontinued Operations (Note 3)	(65,056)	$—	5,837,607	—

Net Income (Loss)	(1,181,079)	(920,553)	1,738,937	(2,268,399)

Earnings (Loss) per Share from Continuing Operations
Basic	$(0.0042)	$(0.0050)	$(0.0126)	$(0.0156)
Diluted	$(0.0042)	$(0.0050)	$(0.0126)	$(0.0156)
Earnings (Loss) per Share
Basic	$(0.0045)	$(0.0035)	$0.0066	$(0.0086)
Diluted	$(0.0045)	$(0.0035)	$0.0062	$(0.0086)

Weighted-average Shares Outstanding Basic	265,259,348	263,624,718	265,259,348	263,608,333
Diluted	—	—	346,839,666	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities
Net Income (Loss)	$1,738,937	$(2,268,398)
Non-Cash Adjustments
Depreciation and Amortization	382,262	333,201
Impairment of Patents and Trademarks	9,268	—
Stock-Based Compensation Expense	139,451	223,899
Amortization of Senior Term Debt Discount	771,225	188,927
Non-Cash Compensation	74,072	—
Forgiveness of Debt	46,037	—
Gain on Sale of Discontinued Operations	(5,837,607)	—
(Increase) Decrease in Operating Assets
Accounts Receivable	513,503	(17,881)
Inventories	706,717	225,143
Prepaid Expenses and Other Assets	78	96,231
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,488,215)	(495,630)
Accrued Expenses	(61,351)	85,209
Customer Deposits	(327,258)	(515,480)
Income Taxes Payable	183	(8,900)
Accrued Compensation	240,799	150,000
Accrued Interest	586,267	452,249

Net Cash Flows Used in Operating Activities	(2,505,632)	(1,551,430)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(167,016)	(458,430)
Investments in Patents and Trademarks	(43,536)	(67,048)
Proceeds from Sale of Assets, Net of Direct Costs	7,509,255	—

Net Cash Used in Investing Activities	7,298,703	(525,478)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(652,081)	356,041
Exercise of Stock Options	—	1,000
Note Payable Proceeds	150,000	—
Repayment of Capital Leases	(72,597)	(86,603)
Repayment of Notes Payable	(4,464,795)	(417,732)

Net Cash Flows Provided (Used) by Financing Activities	(5,039,473)	(147,294)

Net Increase (Decrease) in Cash and Cash Equivalents	(246,402)	(2,224,202)
Cash and Cash Equivalents — Beginning of Year	417,976	2,636,819

Cash and Cash Equivalents — End of Period	$171,574	$412,617

Supplemental Disclosures
Interest Paid	338,785	263,788
Income Taxes Paid	23,257	38,046

Non-Cash Investing Transactions
Equipment Acquired Under Capital Lease	—	44,261

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

The results of the Company’s Tactical Display Group business have been classified and presented as discontinued operations in the accompanying unaudited Consolidated Statement of Operations (Note 16). Prior period results have been adjusted to conform to this presentation. No other adjustments have been made to the unaudited Consolidated Financial Statements and following notes.

Note 2 — Liquidity and Going Concern Issues

With the sale of assets relating to the Company’s Tactical Display Group business (the “TDG Assets”) and subsequent debt repayments, the Company is no longer in default under the various covenants contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan agreement. This asset sale, debt repayments and other debt deferrals have improved the working capital position of the Company, reducing the Company’s working capital deficiency to $(2,294,894) as compared to $(6,052,281) as of December 31, 2011. However due to its continued operating losses and the transition of its business away from existing military related product sales, it expects to see a further increase in its working capital deficiency until new technology and commercial products, as well as new waveguide defense related products are developed.

The Company’s independent registered public accounting firm’s report issued on the consolidated financial statements for the year ended December 31, 2011 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred a net loss from continuing operations consistently over the last 3 years. The net loss from continuing operations was $(1,116,023) for third quarter of 2012. The Company’s losses in the prior calendar years of 2011, 2010 and 2009 have had a significant negative impact on the Company’s ability to conduct its business in the ordinary course, its financial position and its liquidity. The Company has an accumulated deficit of $(24,730,207) as of September 30, 2012.

The Company was not in compliance with its covenant for the quarter ending September 30, 2012, as contained in its agreements with its Convertible, Senior Secured Term loan lender. Additionally the Company did not make its required principal payment of $51,596 due on October 15, 2012. The Company is attempting to negotiate a waiver and a rescheduling of its required principal payments, but to date the senior lender has not issued such waivers or entered into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lender is currently able to exercise their remedies under the loan agreement, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

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

Note 3 — Gain on Disposal of Discontinued Operations

In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Business included sale of the Company’s proprietary Tac-Eye displays and its night vision electronics and optics module products. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to other end user consumers and to TDG, and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market. Each party agreed to refer to the other business opportunities for the sale of products and services in its markets. Also pursuant to the Agreement, the Company and TDG entered into a Vuzix Authorized Reseller Agreement (the “Reseller Agreement”), pursuant to which TDG is authorized as the exclusive reseller of the Company’s current and future products to military, defense and security organizations, unless TDG elects to have the Company make such sales directly.

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

The following represents the major components of the reported gain on sale:

Net Sales Price	$8,345,793
Less:
- Professional Fees on Sale of Assets	(825,596)
- Accounts Receivable Sold	(299,599)
- Inventories Sold	(1,135,042)
- Fixed Assets Sold	(120,832)
- Patents and Trademarks Sold	(113,117)
- Sales Taxes on Asset Sale	(14,000)

Net Gain on Sale of Discontinued Operations	$5,837,607

Note 4 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Purchased Parts and Components	$509,327	$1,511,176
Work in Process	37,046	313,601
Finished Goods	151,590	714,944

Net	$697,963	$2,539,721

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

Note 6 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for defense products. These deposits range from 20 to 40% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order. During the nine months ended September 30, 2012 additional deposits of $69,800 were received but they were transferred to the purchaser of the TDG Assets.

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011

Accrued Wages and Related Costs	$29,159	$96,375
Accrued Professional Services	71,893	79,500
Accrued Warranty Obligations	146,488	118,611
Other Accrued Expenses	-	11,354

Total	$247,540	$305,840

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2012 was as follows:

2012

Accrued Warranty Obligations at December 31, 2011	$118,611
Reductions for Settling Warranties	(103,201)
Warranties Issued During Period	131,078

Accrued Warranty Obligations at September 30, 2012	$146,488

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of debt. A total of 6,517,695 shares has been excluded from these diluted calculations as they are anti-dilutive.

Note 9 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services. The principal of $1,050,895 and $810,096 as of September 30, 2012 and 2011 respectively, is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding monthly. A total of $57,867 and $50,000 in compensation was accrued for the three months ended September 30, 2012 and 2011, respectively. A total of $240,799 and $150,000 in compensation was accrued for the nine months ended September 30, 2012 and 2011, respectively. Interest expense related to accrued compensation amounts to $28,627 and $20,764 for the three months ended September 30, 2012 and 2011, respectively. Interest expense related to accrued compensation amounts to $77,385 and $57,627 for the nine months ended September 30, 2012 and 2011, respectively. Total accrued interest on the accrued compensation was $416,304 and $339,323 as of September 30, 2012 and December 31, 2011, respectively and all these amounts are included in Long Term Accrued Interest, under the Long-Term Liabilities portion of the consolidated balance sheet.

Note 10 — Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	279,525	294,319
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	396,004 (103,329)	396,004 (122,305)
Convertible, Senior Secured Term Debt. The principal is to be repaid over 15 months, with equal payments of principal beginning on October 15th. The loan bears interest at 13.5%, per annum, which is payable monthly on the 15th of each month. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan.	619,122	4,549,250
Unamortized debt discount related to the FMW of the Warrants issued pursuant to Convertible, Senior Term Debt net of amounts recognized as interest expense in the periods.	-	(752,248)
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	1,320,643	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	101,748	101,748

	$2,822,921	$5,996,889
Less: Amount Due Within One Year	(887,222)	(4,924,838)

Amount Due After One Year	$1,935,699	$1,072,051

In connection with the sale of the TDG Assets, certain of the Company’s lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by the loan agreements between the Company and each such lender, and released its security interest in the TDG Assets sold. Pursuant to a Loan Modification and Consent Agreement regarding the Company’s Convertible, Senior Secured Term Debt Loan, which was in default at the time of the sale, the Company paid this Senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due to the Convertible Senior Secured Term Debt Lender, $619,122 was represented by a new note in that amount. This new note carries an interest rate of 13.5%, to be paid monthly. The principal amount of the note is to be repaid over 15 months, with equal principal payments commencing on October 15, 2012. The Company also agreed to use 40% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce the principal of this new note. The Convertible Senior Secured Term Debt agreement contains certain covenants, including the maintenance of minimum cash, cash equivalents, and undrawn availability under any bank working capital line in an aggregate amount of at least 40% of the sum of (i) the outstanding principal amount of the loan and (ii) unpaid interest. The Company did not make its required October 15th principal payment. As a result the Company is default under its loan agreement with the lender. The Company and the lender are currently attempting to negotiate a waiver or have them enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company, but they have not agreed to do so at this time. As such the lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if the Company receives a waiver or enters into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year.

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

In the three and nine months ended September 30, 2012 and 2011, the Company generated federal and state net operating income for income tax purposes before the assumed offset against the Company’s net operating loss carry forwards. These federal and state net operating loss carry forwards total approximately $18,700,000 at September 30, 2012 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,347,000 begin to expire in 2017, if not utilized.

Note 12 — Stock Warrants

A summary of the various changes in warrants during the nine-month period ended September 30, 2012 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2011	65,072,098
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	168,320

Warrants Outstanding, September 30, 2012	64,903,778

The outstanding warrants as of September 30, 2012 expire from December 31, 2012 to May 21, 2015. The weighted average remaining term of the warrants is 1.7 years. The weighted average exercise price is $0.1445 per share.

Note 13 — Stock Option Plans

A summary of stock option activity for the nine months ended September 30, 2012 is as follows.

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2011	20,089,216	$0.1301	$ 0.0061 – $ 0.2334
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(3,412,676)	$0.1629	$ 0.0015 – $ 0.2334

Outstanding at September 30, 2012	16,676,540	$0.1247	$ 0.0061 – $ 0.2334

As of September 30, 2012, there were 13,909,248 options that were fully vested and exercisable at a weighted average exercise price of $0.1191 per share. The weighted average remaining contractual term on the vested options is 4.80 years.

As of September 30, 2012 there were 2,767,292 unvested options exercisable at a weighted average exercise price of $0.1420 per share. The weighted average remaining contractual term on the unvested options is 8.0 years.

No cash was received from option exercises for the nine months ended September 30, 2012 and 2011.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Stock-based compensation expense: - - Stock Options	$32,782	$85,070	$139,451	$223,899
Income tax benefit	—	—	—	—
Net Decrease in Net Income	$32,782	$85,070	$139,451	$223,899

Per share increase in Loss Per Share:

Basic and Diluted	$0.0002	$0.0003	$0.0004	$0.0008

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2012, the Company had approximately $199,386 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.6 years.

Note 14 — Litigation

On October 23, 2012, Abarta, LLC (“Abarta”) filed a complaint against Vuzix Corporation (the “Company”) in the United States District Court for the Eastern District of Texas (2:12-cv-00682) alleging the infringement of one or more claims of the patent entitled “Virtual Reality System”, of which Abarta is the exclusive licensee. Abarta is seeking damages from the Company equal to not less than a reasonable royalty. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends to vigorously defend the claims alleged therein. We are not currently involved in any other pending legal proceeding or litigation.

Note 15 — Product Revenue

The following table represents the Company’s total sales from continuing operations classified by product category for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Consumer Video Eyewear	$566,495	$991,134	$2,071,122	$2,358,223
Engineering Services	190,000	250,000	446,100	559,606

Total	$756,495	$1,241,134	$2,517,222	$2,917,829

Note 16 — Discontinued Operations

In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). We recorded a gain of $5,837,607 from the asset sale.

In accordance with ASC 205-20, the sale of the TDG Assets have been accounted for as discontinued operation. Accordingly, the operating results of the TDG Assets for the three and nine months ended September 30, 2012 and 2011 have been reclassified as discontinued operations on the unaudited Consolidated Statement of Operations. Below is a summary of these results:

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$—	$1,441,758	$1,768,754	$5,625,957
Sales of Engineering Services	—	160,396	358,921	701,258

Total Sales	—	1,602,154	2,127,675	6,327,215

Total Cost of Sales	—	757,917	1,273,907	3,097,887

Gross Profit	—	844,237	853,768	3,229,328

Operating Expenses:
Research and Development	—	173,254	295,138	516,164
Selling and Marketing	—	79,910	200,378	325,806
General and Administrative	—	—	—	—
Depreciation and Amortization	—	—	—	—
Interest Expense on Senior Debt*	—	127,200	353,584	367,200
Amortization Senior Debt Discount*	—	63,668	752,248	188,927

Income (Loss) from Discontinued Operations	—	400,205	(747,580)	1,831,231

Gain (Loss) on Disposal of Discontinued Operations	(65,056)	$—	5,837,607	—
Provision (Benefit) for Income Taxes	—	—	—	—

Net Income (Loss) from Discontinued Operations	(65,056)	400,205	5,090,027	1,831,231

Basic Income (Loss) per Share	$(0.0002)	$0.0015	$0.0192	$0.0069
Diluted Income (Loss) per Share	$(0.0002)	$0.0011	$0.0144	$0.0052
Weighted-average Shares Outstanding Basic	265,259,348	263,624,718	265,259,348	263,608,333
Diluted	353,357,361	351,357,361	353,357,361	351,706,346

* Amounts reported represent the interest expense and the amortization of the discount on the Senior Term debt that was required to be repaid from the proceeds of the TDG Asset sale.

Note 17 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expires on September 30, 2013. The following is a summary of the Company’s contractual payment obligations for operating leases as of September 30, 2012:

2012 -	$15,222
2013	45,666
Total Minimum Lease Payments	$60,888

Note 18 — Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. The guidance is effective for the company beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, will not have an impact on the company’s consolidated financial position, results of operations or cash flows. There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2011. There have been no significant changes in our accounting policies for the nine month period ended September 30, 2012.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of Video Eyewear products. Our products, known commercially as Video Eyewear (also referred to as head mounted displays, wearable displays, personal viewers, and near eye displays) are worn like eyeglasses and contain video displays that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. We produce both monocular and binocular Video Eyewear devices. Our products provide the user with a viewing experience that simulates viewing a large screen television or a desktop computer monitor and can be viewed practically anywhere, anytime. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, portable media players and gaming systems. Our Video Eyewear are used in tactical, training and education, general entertainment, virtual reality and augmented reality applications. We have focused on two markets historically: the consumer markets for gaming, entertainment and mobile video and the market for rugged mobile displays for defense and security markets. As a consequence of the sale of the TDG Assets, the Company will focus primarily on the consumer, commercial and entertainment markets. However, the Company will still perform engineering services and product development work for defense customers based solely on its waveguide technology. Any future waveguide based products that result from such defense work will be exclusively marketed by TDG, unless TDG elects not to resell those products, in which case they will be marketed and sold by the Company.

Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. The guidance is effective for the company beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, will not have an impact on the company’s consolidated financial position, results of operations or cash flows.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

Sales.   Our sales were $756,495 for the third quarter ending September 30, 2012 compared to $1,241,134 for the same period in 2011. This represents a 39% decrease for the three month period ending September 30, 2012 as compared to 2011. Consumer Video Eyewear product sales were $566,495 or 75% of total sales for the third quarter of 2012 as compared to $991,134 or 35% of our total sales for same period in 2011, a decrease of $424,639 or 43%. The decrease was primarily attributable to the Company’s limited working capital and our inability to purchase components to build product to match our sales demand, particularly on new product lines. Sales from our engineering programs for the third quarter of 2012, decreased to $190,000 or 25% of total sales compared to $250,000 or 20% of total sales in same quarter 2011. The major reason for the decrease was completion of programs in the prior quarters of 2012 as compared to the same period in the 2011 and the wind-down of the Company’s involvement in general defense engineering services as a result of the TDG Asset sale.

Cost of Sales and Gross Profit.   Gross profit decreased to $198,845 for the third quarter of 2012 from $238,791 for the same period in 2011, a decrease of $39,946 or 17%. As a percentage of net sales, gross profit increased to 26% for the third quarter of 2012 compared to 19% for the same period in 2011. This increase was the primarily the result of a change in the Company’s overall sales mix with higher margin consumer Video Eyewear models as compared to the same period in 2011.

Research and Development.   The Company’s research and development expenses decreased by $70,793 or 21% in the third quarter of 2012, to $267,230 compared to $338,023 in the same period of 2011. The decrease in spending was a direct result of the Company’s efforts to reduce spending and personnel expenses in this area until the Company’s financial position improves.

Selling and Marketing.   Selling and marketing expenses were $282,011 for the third quarter of 2012 compared to $334,342 for the same period in 2011, a decrease of $52,331 or 16%. The decreases were primarily attributable to lower catalog advertising costs, lower personnel salary costs, reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $507,883 for the third quarter costs of 2012 as compared to $663,871 for the same period in 2011, a decrease of $155,988 or 23%. The overall reduction in general and administrative costs related to lower salary costs, reduced spending on legal and accounting expenses and reduced rent. Offsetting the costs reductions were $48,158 in relocation expenses incurred by the Company consolidating its operations in with its manufacturing facility in Rochester during September 2012.

Depreciation and Amortization.   The Company’s depreciation and amortization expense for the third quarter of 2012 was $123,983 as compared to $111,052 in the same period in 2011, an increase of $12,931 or 12%. The increase was a direct result of higher equipment additions in the fourth quarter of calendar 2011.

Other Income (Expense).   Total other expenses were $(128,040) in the third quarter of 2012 compared to $(106,407) in the same period in 2011, an increase of $(21,633). The increase in these expenses was primarily attributable to higher interest costs and the amortization of the term debt discount.

Provision for Income Taxes.   The provision for income taxes for the third quarter of 2012 was $5,721 as compared to $5,854 for the same period in 2011.

Loss from Discontinued Operations. In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Income from these Discontinued Operations was $400,205 for the three months ending September 30, 2011 as compared to Nil for same period in 2012. Purchase price adjustments and other transactional costs related to this transaction in quarter ending September 30, 2012 were $65,056.

Net Income (Loss) and Income (Loss) per Share.   Our net loss was $(1,181,079) or $(0.0045) basic earnings per share in the third quarter ending September 30, 2012, versus a loss of $(920,553) or $(0.0035) earnings per share for the same period in 2011.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

Sales.   The Company’s sales were $2,517,222 for the nine months ended September 30, 2012 compared to $2,917,829 for the same period in 2011. This represents a 14% decrease for the nine month period 2012 as compared to 2011. Consumer Video Eyewear product sales decreased to $2,071,122 or 82% of total sales for the nine months ended September 30, 2012 compared to $2,358,223 or 81% of the Company’s total sales as compared to the same period in 2011. The decrease of 12% was the direct result of our limited working capital and our inability to buy components to meet our sales demand which caused supply chain delays. Sales from the Company’s engineering programs for the nine months ending September 30, 2012, decreased to $446,100 or 18% of total sales compared to $559,606 or 19% of total sales in same period in 2011. The major reason for the decrease was completion of programs as compared to the same period in the 2011 and the wind-down of the Company’s involvement in general defense engineering services as a result of the TDG Asset sale.

Cost of Sales and Gross Profit.   Gross profit increased to $736,929 for the nine months ending September 30, 2012 from $627,762 for the same period in 2011, an increase of $109,167 or 17%. As a percentage of net sales, gross profit increased to 29% for the nine month period ending September 30, 2012 compared to 22% for the same period in 2012. This increase was the primarily the result of a change in our overall sales mix to higher margin consumer Video Eyewear and augmented reality models in 2012, versus the sales mix for the same period in the prior year when a larger percentage of our sales were from lower resolution Video Eyewear products which carried a lower average gross margin.

Research and Development.   Our research and development expenses were $736,419 for the nine months ending September 30, 2012 compared to $1,064,562 for the same period in 2011. The $328,144 or 31% decrease in the 2012 period versus 2011 was primarily the result of our efforts to reduce spending and personnel expenses in this area until the Company’s financial position improves.

Selling and Marketing.   Selling and marketing expenses were $904,987 for the nine months ending September 30, 2012 compared to $990,666 for the same period in 2011, a decrease of $85,679 or 9%. The decreases were mainly attributable to lower catalog advertising costs, lower personnel salary costs, and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $1,643,981 for the nine months ending September 30, 2012 as compared to $1,995,637 for the same period in 2011, a decrease of $351,656 or 18%. After the TDG Asset sale, the Company consolidated its operations with its manufacturing facility in Rochester during September 2012 and as a result incurred relocation costs of $48,158. Included in this expense category for the period was $74,072 in charges related to the write-off of subscriptions receivables to two employees. There were no such expenses for the same period in 2011. Despite these two unusual items, the lower general and administrative costs related to lower salary costs, reduced spending on legal and accounting expenses and reduced rent.

Depreciation and Amortization.   Our depreciation and amortization expense for the nine months ending September 30, 2012 was $391,530 as compared to $333,201 in the same period in 2011, an increase of $58,329 or 18%. The increase was a direct result of higher equipment additions in the second half of calendar 2011. Included in this line item was $9,268 in charges for the Impairment of Patents and Trademarks. For the same period of 2011, no such charges were recorded.

Other Income (Expense).   Total other expenses were $(382,413) for the nine period ending September 30, 2012 compared to $(316,240) in the same period in 2011, an increase of $(66,173). The increase in these expenses was primarily attributable to lower interest costs and amortization of senior term debt discounts. Interest expense increased by $(46,708) or 15% due to the higher default interest rate costs on senior debt incurred when the loans were default during the first 6 months of 2012 as compared to period in 2011 when they were not. The amortization of the senior term debt discount was $(18,977) as compared to the same period in 2011, when this debt was not outstanding.

Provision for Income Taxes.   The provision for income taxes for the nine months ending September 30, 2012 was $28,690 as compared to $27,086 for the same period in 2011.

Income from Discontinued Operations and Gain on Sale of Discontinued Assets. In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Loss from Discontinued Operations was $(747,580) for the nine months ending September 30, 2012 as compared to Income from Discontinued Operations for same period in 2011. The purchase price paid to the Company by TDG consists of two components: $8,345,793 net of adjustments, which was paid at closing, and up to an additional $2.5 million, which will be received only if TDG achieves certain quarterly and annual revenue targets. The net reported Gain on Sale which excludes any of the earn-out proceeds amount was $5,837,607.

Net Income (Loss) and Income (Loss) per Share.  Our net income was $1,738,937 or $0.0066 basic per share for the nine months ending September 30,2012, versus a loss of $(2,268,399) or $(0.0086) for the same period in 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $171,574, a decrease of $246,402 from $417,976 as of December 31, 2011.

At September 30, 2012 the Company had current liabilities of $3,529,960 compared to current assets of $1,235,066 which resulted in a negative working capital position of $(2,294,894). As at December 31, 2011 we had a negative working position of $(6,052,281). Our current liabilities are comprised principally of the current portion of long term debt, accounts payable, accrued expenses and customer deposits.

The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations and raising additional capital and/or selling certain assets. The Company prior to June 15, 2012 was in default under its loan agreements with its Senior Lenders. The sale of the TDG Assets allowed the Company to pay- down a significant portion of its senior term debt. Most of the Company’s other lenders entered into Loan Modification agreements in which they agreed to consent to the TDG Asset sale and agreed to defer any debt payments until after July 15, 2013. Accordingly $2,538,315 dollars in notes payable had their due dates extended by approximately 18 months, further ongoing note payments were deferred to July 15, 2013, and the prior note defaults were cured. The Company repaid its line of credit and now needs to renegotiate a new credit facility with its bank. There is no assurance that a replacement credit facility can be negotiated, or the amount and terms of any future bank drawings.

The Company is currently in default under its loan agreement with its Senior Lender. The Company is currently negotiating with the lender and requesting the lender to issue a waiver or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if the Company receives a waiver or enters into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year.

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

Operating Activities.   Cash (used in) operating activities was $(2,505,632) for the nine months ending September 30, 2012 and $(1,551,430) in the same period in 2011. Changes in non-cash operating assets and liabilities were $170,723 for the nine months ending September 30, 2012 and $(29,059) in the same period in 2011. The major non-cash operating items for the nine months ending September 30, 2012 resulted from a $706,717 reduction in inventory and a $513,503 reduction in accounts receivable, a $(327,258) reduction in customer deposits, along with a $586,267 increase in accrued interest. Included in these reductions were $299,599 in accounts receivable and $1,135,042 in inventory related to the sale of the TDG Assets. The major non-cash operating items for the nine month period ending September 30, 2011 resulted from a $(495,630) reduction in accounts payable and a $(515,480) reduction in customer deposits.

Investing Activities.   Cash provided by investing activities was $7,298,703 for the nine months ending September 30, 2012 as compared to a cash use of $(525,478) in the same period in 2011. Cash used for investing activities of $(167,016) in the first half of 2012 related primarily to the purchase of computer equipment additions and tooling, as compared to spending of $(458,430) for the same period in 2011. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $(43,536) in the nine month period ending September 30, 2012 and $(67,048) in the same period in 2011. From the sale of the TDG Assets the Company received proceeds of $8,345,793 less expenses of $(825,596) or a net of $7,520,197.

Financing Activities.   Cash from (used in) financing activities was $(5,039,473) for the nine months ending September 30, 2012, whereas in the same period in 2011, our net financing activities used $(147,294). During the nine month period ending September 30, 2012, the primary use of cash was a $(652,091) reduction in drawings under our operating line of credit and the repayments on term debt of $(4,464,795) as required by our lenders for their approval of the sale of the TDG Assets. During the nine month period ending September 30, 2011, the primary source of cash was $356,041 in drawings under our new operating line of credit before payments of $(417,732) and $(86,603) on Notes payable and Capital leases, respectively.

Capital Resources.   As of September 30, 2012, we had a cash balance of $171,574. The outstanding balance under our line of credit as of September 30, 2012 was $Nil as a result of the TDG asset sale. The Company now needs to negotiate a new operating credit facility with its bank or seek alternative sources for an operating loan.

On June 15, 2012, the Company entered into an Asset Purchase Agreement dated as of June15, 2012 (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Business included sale of the Company’s proprietary Tac-Eye displays. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to end user consumers and to TDG, and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market.

The purchase price paid to the Company by TDG consists of 2 components: $8,500,000 less $154,207 in adjustments for a net of $8,345,793, which was paid at closing, and up to an additional $2.5 million, which will be received only if TDG achieves certain quarterly and annual revenue targets from sales of goods and services to military organizations and defense and security organizations. The purchase price was determined by arm’s length negotiations between the parties.

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

The Company is currently in default under its loan agreement with its Senior Lender. The Company is currently negotiating with the lender and requesting the lender to issue a waiver or enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lender is currently able to exercise their remedies under their loan agreements, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if the Company receives a waiver or enters into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year.

This asset sale and debt restructurings improve the working capital position of the Company, reducing the Company’s working capital deficiency to $(2,294,894) as compared to $(6,052,281) as of December 31, 2011. However due to the Company’s continued operating losses and business transition away from certain military related product sales, the Company expects to see a further short-term rise in the Company’s working capital deficiency.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in our annual report on Form 10-K for the year ended December 31, 2011. During the nine months ending September 30, 2012 and the years ended December 31, 2011 and 2010, the Company has been unable to generate cash flows other than its recent asset sales, sufficient to support its operations and has been dependent on term debt financings, equity financings, revolving credit financing and most recently asset sales. The Company will remain dependent on outside sources of funding until its results of operations provide positive cash flows. There can be no assurance that the Company will be able to generate cash from those sources in the future. The Company’s independent auditors issued a going concern paragraph in their reports for the years ended December 31, 2011 and 2010. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern. With the Company’s current level of funding and ongoing losses from operations, as well as the fact we are current in breach of certain covenants with our senior lender and their lack of agreement to issue a waiver or enter into a forbearance agreement with us, substantial doubt exists about its ability to continue as a going concern.

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

The Company’s management, with the participation of its CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of September 30, 2012, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2012 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2011, the Company determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of September 30, 2012:

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

Changes in internal control over financial reporting

During the nine months ended September 30, 2012, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has determined that it has in default under its Senior Loan Agreement. On June 15, 2012, the Company entered into a Convertible, Senior Secured Term loan in the principal amount of $619,122 (the "Senior Loan") with LC Capital Master Fund Ltd. Under this agreement, the lender has a first priority security interest on the Company’s intellectual property and a second priority security interest on all of the Company’s other assets. A copy of the loan agreement was filed as an Exhibit to a Report on Form 8-K filed by Company on July 3, 2012.

The Senior Loan agreement contains certain covenants, including a covenant requiring the Company to maintain minimum cash levels and making the required principal and interest payments. As of September 30, 2012 the outstanding loan balance plus accrued interest was $622,140.The Company is in compliance with its required interest payments. The Company was not in compliance with this covenant as of the end of its fiscal quarter ended September 30, 2012 and it did not make the required principal payment of $51,594 due on October 15, 2012. If the lender does not grant a waiver with respect to this covenant default and the missed payment of principal or forbear its right to foreclose upon its collateral, the lender may accelerate payment of all amounts due it and enforce its remedies to sell its collateral.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION
(Registrant)

Date: November 19, 2012	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2012	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

