Form 10-K
period 2012-12-31
Vuzix Corp
filed 2013-03-19
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53846

Vuzix Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 2166 Brighton Henrietta Townline Road Rochester, New York (Address of principal executive office)	04-3392453 (I.R.S. employer identification no.) 14623 (Zip code)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of December 31, 2012 was approximately Cdn$9,092,000 (based on the closing price of the common stock of Cdn$3.75 per share on that date, as reported on the TSX Venture Exchange and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 5% or more of the outstanding common stock are not affiliates). The aggregate market value of the registrant’s common stock held by non-affiliates was Cdn $10,610,000 on June 30, 2012, computed on the basis of the closing sale price of the registrant’s common stock on that date.

As of March 19, 2013, there were 3,536,865 shares of the registrant’s common stock outstanding. All references to outstanding shares, historical and exercise pricing reflect our 1-for-75 reverse stock split, which was effective February 6, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2013 annual meeting of stockholders.

PART I

Item 1.   Business

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements include statements concerning:

•	our possible or assumed future results of operations;

•	our business strategies;

•	our ability to attract and retain customers;

•	our ability to sell additional products and services to customers;

•	our cash needs and financing plans;

•	our competitive position;

•	our industry environment;

•	our potential growth opportunities;

•	our proposed public offering;

•	expected technological advances by us or by third parties and our ability to leverage them;

•	the effects of future regulation; and

•	the effects of competition.

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

Company Overview

We are engaged in the design, manufacture, marketing and sale of devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), Smart Glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. In 2013, we intend introduce Smart Glasses, a new category of Video Eyewear that has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

Historically, we have focused on two markets: the consumer markets for gaming, entertainment and mobile video and the market for rugged mobile displays for defense, commercial and industrial markets. In June 2012, we sold the assets (including equipment, tooling, certain patents and trademarks and sales of our proprietary Tac-Eye displays and night vision display electronics) that comprised our Tactical Defense Group, which sold and licensed products and provided services, directly and indirectly, to military organizations and defense and security organizations. We refer to these assets as the “TDG Assets”. Accordingly, we now focus primarily on the consumer, commercial and entertainment market. See “TDG Asset Sale” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Users of mobile display devices, like tablets and smartphones, are increasingly using such devices to replace their personal computer or console game systems. We believe the displays currently used in these mobile devices do not work ideally for this purpose because they are either too small, which makes it difficult to view the detail of the images that they display, or too large, making them heavy and difficult to carry.  In contrast, our Video Eyewear products enable users of many mobile devices to effectively view the entire screen on a small, eyeglass-like device. Our new Smart Glasses, although designed to work as a peripheral to the smartphone, have much of the same capabilities of the phone itself. Our products can be used as a wearable substitute for large-screen televisions or desktop computer monitors and with the Smart Glasses, allow users to utilize many smartphone applications while keeping their phones in a pocket or purse.

Our Video Eyewear products all employ microdisplays that are smaller than one-inch diagonally, with some as small as one-quarter of an inch. They currently can display an image with a resolution of up to 1280×720 pixels (High Definition or HD). Users then view the images on the display through our proprietary optics. Using these optics and displays, our Video Eyewear provides a virtual image that appears similar to the image on a full size computer screen in an office desktop environment or the image on a large flat panel television viewed from normal home TV viewing distances. For example, when viewed through our optics, a high-resolution 0.44-inch diagonal microdisplay can provide a viewing experience comparable to that on a 75-inch diagonal television screen viewed at ten feet.

We believe one of the most promising future uses of Video Eyewear is in applications where virtual environments enhance rather than replace real environments. This is often referred to as Augmented Reality or AR. To obtain an enhanced view of the real environment, users wear see-through near-eye displays or head-mounted displays that allow them to see 3D computer-generated objects superimposed on their real-world views. This see-through capability is accomplished using a see-through optic, such as our waveguides or by the use of cameras.

In the past, see-through HMDs displayed the real world using semi-transparent mirrors placed in front of the user's eyes. These HMDs were large and bulky and so they had little mass market appeal. We are developing thin optics, called waveguides that enable miniature display engines to be mounted in the temples of the HMD, which allows the form factor of the HMD to be comparable to conventional eyeglasses.

An example of AR is the yellow "first down" line seen in television broadcasts of American football games, in which the line the offensive team must cross to receive a first down is superimposed on the field itself. The real-world elements are the football field and players; the virtual element is the yellow line. We believe see-through Video Eyewear will enable this kind of experience on smartphones and other viewing devices virtually anywhere and anytime. Users of our new Smart Glasses product line will be able to run these kinds of applications natively as they have much of the capabilities of a smartphone built into them, including running full operating systems like Google Inc.’s Android (“Android”).

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of Video Eyewear and near-eye virtual imaging solutions. We intend to offer our technologies across major markets, platforms and applications. We will strive to be an innovator in designing near-eye virtual display devices that can enable new mobile video viewing and general entertainment, VR and AR applications.

  To maintain and enhance our position as a leading provider of near-eye virtual display solutions, we intend to:

•	improve brand name recognition;
•	provide excellent products and service;
•	develop products based on our unique technology for both specialized and large consumer markets;
•	broaden and develop strategic relationships and partnerships;
•	offer to sell our products or license our technology to third party companies that would incorporate and sell as a new product with their own brand name (OEM partners);
•	promote and enhance development of third party software that can take advantage of our products;
•	expand market awareness for Video Eyewear, including applications for mobility (with our Smart Glasses) and Virtual Reality (VR) and Augmented Reality (AR) for which Video Eyewear is well suited. (VR allows a user to interact with a computer-simulated environment, whether that environment is a simulation of the real world or an imaginary world and AR combines real-world and computer-generated data in real time to augment the real world view);
•	obtain and maintain market leadership and expand our customer base;
•	reduce production costs while moving to higher margin product offerings;
•	extend our proprietary technology leadership;
•	enhance and protect our intellectual property portfolio;
•	establish multiple revenue sources;
•	invest in highly qualified personnel;
•	build and maintain strong product design capabilities; and
•	leverage further outsourcing as our manufacturing volumes increase to reduce costs.

The Market

Current mobile display technology is almost universally based on direct view screens. These displays are designed to be small and make portability easy. At the same time, it is difficult for these displays to produce human readable high resolution content without magnification or large character fonts due to their small size. Our products are aimed at solving these problems by creating large screens that fit in tiny packages (eyeglasses).

The wireless and entertainment industry has evolved considerably, and continues to do so. The mobile phone, once simply a means to communicate by voice while “on-the-go,” has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile products such as smartphones and pad/tablet computers are becoming the leading computing platforms with an installed base surpassing that of PCs. Mobile technology is redefining the way people interact with their world and has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe mobile devices and mobile internet access will have a more profound impact than the Wired Internet and that interactive AR content is expected to significantly change the way mobile products are used. As a result, we believe that there is growing demand for mobile access to high-resolution content in several major markets and that demand will grow for Smart Glasses that have smartphone capabilities. We believe near-eye virtual displays that can provide the equivalent of a high resolution wired internet at home or office experience will be a key component in advanced mobile wireless devices as these systems move to providing high resolution images without compromising the portability of the product.

Our business focuses on the mobile consumer entertainment and gaming markets and the mobile commercial and industrial markets. The demand for personal displays in these markets is being driven by such factors as:

•	Increasing use of the Internet in many aspects of society and business, which is increasing demand for Internet access “anywhere, anytime”.

•	An increasing number of hands-free industrial and commercial applications, such as on-site training and display of information on the factory floor or retail store, for which our products are well suited.

•	Video gaming around the world continues to grow even as more users migrate a greater portion of their game time to mobile devices. We believe that our high resolution Virtual Display technologies will significantly increase user satisfaction with gaming applications by engaging the user with a large high resolution mobile screen that also enables stereoscopic imagery and interactive head tracking. Our Virtual Reality and Augmented Reality Video Eyewear provide this capability.

•	The widening distribution of new three dimensional (3D) movies, new end-user friendly 3D connectivity standards like HDMI 1.4a, 3D console gaming and other 3D content is creating a need for methods to play this content. We believe that Video Eyewear, with its dual display design, is well suited for the playback of 3D content and avoids many of the drawbacks such as flicker, image cross talk and color separation, commonly encountered by shutter or color anaglyph glasses.

•	Many 3D viewing solutions require the user to purchase new computer or television equipment. Video Eyewear users do not need a separate display or shutter glasses to view 3D content. Video Eyewear can also be used to view 3D through mobile devices allowing 3D content to be delivered any time anywhere.

•	We believe the growing use of augmented reality applications on smartphones is driving the need for a wearable display solution to replace the need to hold up the smartphones to use the application. Juniper research estimates that 25% of all apps downloaded to the smartphone will be augmented reality by 2015. We believe these AR applications need a better and more natural user interface than the smartphone provides, driving the need for Smart Glasses.

Target Markets

Our target markets and applications by major sector are:

Consumer

Media and Entertainment.   We believe that there is an increasing demand for convenient, high-resolution, 3D displays to view content such as movies, entertainment and the Internet in mobile environments and as a secondary display in the home.

Gaming.    We believe that there is a need for high-resolution, interactive, stereoscopic 3D display devices for use with desktop computers, consoles, tablets and other gaming products. We believe that gaming on mobile devices that have graphics and processing capabilities closely equivalent to laptop computers and consoles but with small, direct view screens is not a satisfactory experience for many consumers. Our Video Eyewear products are designed to significantly enhance a consumer’s experience by providing larger-appearing, high-resolution images with stereoscopic 3D capabilities. We believe that there is also a demand for display devices that enable the user to simulate and experience movement within a three-dimensional environment when using either gaming consoles or mobile devices. We anticipate that VR and AR will become increasingly popular entertainment applications. Both VR and AR are difficult to implement using traditional desktop computer monitors and televisions but can be successfully implemented with Video Eyewear. Our technologies and products enable a user to use those applications.

Commercial and Industrial

Our Video Eyewear products can also be used for a number of industrial applications, including for use as remote camera viewfinder displays and wearable computer displays, for viewing of sensor data signature systems, for providing hands-free access to manuals and other information and for on-site, in-the-field maintenance, servicing, training and education.

Augmented Reality for all Markets

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

We anticipate applications will include the following areas:

•	Advertising;
•	Task support for industrial, manufacturing and medical applications;
•	Navigation;
•	Sightseeing;
•	Social networking;
•	Location and scene based entertainment and education applications;
•	Mobile commerce and visual search applications; and
•	Real time language translation.

Additional possible applications of AR-enabled M100 Smart Glasses include hands free alerts, messaging, location and context sensitive information and social interaction.

Products

We produce and sell three main types of products: Video Eyewear (for on-the-go users as remote displays for mobile and hands-free use); Virtual Reality (or VR) Video Eyewear (for stepping into virtual worlds, simulations & gaming); Augmented Reality (AR) Video Eyewear (for overlaying virtual information from the cloud onto the real world). Our products are available with varying features and include either monocular or binocular display systems. Starting in 2013, we intend to introduce Smart Glasses versions of all three types of our Video Eyewear that have many of the capabilities of a smartphone to allow applications to be run directly in the Video Eyewear glasses enabling cloud connected applications through a wireless link directly with the glasses. We believe we provide the broadest range of consumer Video Eyewear product offerings available in the market and that our products contain some of the most advanced electronics and optics for their target markets and uses. Our products include:

Binocular Video Eyewear Products

We have won Consumer Electronics Show (or CES) awards for innovation for the past 8 years (2005 to 2013) for our series of Binocular Video Eyewear. Our Video Eyewear products have included several models with differing native resolutions and virtual screen sizes. Our binocular Video Eyewear products contain two microdisplays (a separate display for each eye), typically mounted in a frame attached to eyeglass-style temples. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens, all of which support 3D applications. Headphones are built into the temples so that users can listen to accompanying audio in full stereo. These products can be employed as mobile high-resolution displays with products such as smartphones with video output capability, laptop computers, tablet computers, portable DVD players, and personal digital media/video players (such as video iPods).

The Wrap series of Video Eyewear, introduced in the fall of 2009, is the fourth generation of Video Eyewear products that we have produced since 2005.

In the first half of 2012, we phased out our lower resolution Wrap 310 and 920 models designed for general video viewing and now only offer the Wrap 1200, which has WVGA (852x480 three-color pixels) resolution that simulates a 75-inch screen viewed at 10 feet. The Wrap 1200 connects to most audio/video devices with composite video-out capabilities and can also accept VGA and component video inputs. By early 2013, we plan to introduce an HDMI 1.4a version that is High Definition Copy Protocol (or HDCP) compliant for digital rights protected content, which is rapidly becoming the most common video connection in consumer electronics equipment and smartphones, and the standard for 3D Blue-ray discs. All models include focus adjustments and a variety of accessories and upgrade options.

In the second half of 2013 we plan to introduce a headphone based large field-of-view Video Eyewear model for the mobile video and VR gaming markets. These Video Eyewear models will include 720p HD displays, HDMI 1.4a 3D vide support and our Smart Glasses technology that allows them to run the Android OS and support wireless connections to the user’s HD video source.

We are developing a line of advanced Smart Glasses Video Eyewear products. We intend to ship the first of these products to customers by mid to late summer 2013. The Smart Glasses will be available in both monocular and binocular version and will have resolutions up to full HD with wireless connectivity, ideal as a smartphone mobile display accessory and for cloud computing. The advanced line of binocular Video Eyewear Smart Glasses will utilize extremely thin and light weight optics employed in fashion wear eyeglass frames.

Monocular Video Eyewear Products

From 2003 to 2009, we sold a line of monocular (single eye) Video Eyewear Products called the M920, which were discontinued in 2009 and replaced with a monocular high-resolution Video Eyewear model called Tac-Eye. This product is ruggedized and designed to clip onto a pair of ballistic sunglasses, helmets or conventional safety goggles. The Tac-Eye product line was sold as part of the TDG Asset sale in June 2012.

Monocular products, due to their single eye display are best used for “information snacking” and are not designed for extended user viewing without training. Other monocular eyewear issues can include possible visual rivalry problems for eye dominance and focus for the user wearing them. Typically monocular products have smaller fields of view that result in less information display capability and no stereoscopic 3D or depth information. Binocular Video Eyewear products overcome these issues and are the best choice in most applications.

For the industrial sector in the first quarter of 2013, we intend to release our first waveguide based HMD that is fully enabled for AR use. The M2000AR will have tracking sensors, hi-resolution camera, HDMI interface, and see through optics that can be mounted to hardhats or goggles. Applications will include training, manufacturing, maintenance and other hands-free operations.

For the industrial and commercial markets, we intend to introduce the monocular M100 Smart Glasses in 2013. We won a 2013 CES BEST OF INNOVATIONS Design and Engineering award for smartphone accessories. The M100 was demonstrated publicly at the January 2013 CES show. In December 2012 we also started selling our first software developer kits for the M100 to our growing community of Smart Glasses developers.

Virtual Reality Products

Virtual Reality (VR) Video Eyewear products provide a user with 3D computer simulated environments that can simulate the real or an imaginary world. By definition, VR Products are binocular so they can provide an immersive 3D world view for the user. Our current VR product is the Wrap 1200VR, the fourth generation of our VR Video Eyewear. These Virtual Reality products contain “three degrees of freedom” head tracking technology, which enables the user to look around the environment being viewed by moving his or her head. Today VR is primarily used for game playing, training and simulations.

Augmented Reality Products

Augmented Reality Products provide a user a live, direct or indirect, view of a physical, real-world environment whose elements are augmented by computer generated sensory input such as sound, video, graphics or GPS data. Our current AR products include the Wrap 920AR and STAR 1200.

The Wrap 920AR enabled Video Eyewear with VGA resolution has stereo cameras enabling viewing of the real world in 3D. It is designed to plug into a computer’s USB and video ports. It also contains head tracking technology, which enables the user to look around the environment being viewed by moving his or her head which in turn sends that information back to the computer which then adjusts the computer generated AR image accordingly.

The STAR 1200 was our first AR Video Eyewear product with see-through technology that enables the user to see the real world directly through and around its transparent WVGA widescreen video displays. With the built in sensors and camera, computer content, such as text, images and video can be overlaid and connected to the real world with the see through displays in full color 2D or 3D. This product is primarily used by individual researchers and AR software developers.

We intend to launch a new line of Video Eyewear augmented reality Smart Glasses in 2013. Smart Glasses, designed to be a smartphone accessory at first, are intelligent wearable computing systems specifically designed to enable both Cloud Computing and augmented reality. For the first of these Smart Glasses we received an Innovations Design and Engineering Award in connection with the January 2013 Consumer Electronics Show. The first device, the M100 is a “hands free display” much like today’s hands-free audio systems commonly used with cellphones for voice calls. The Vuzix M100 Smart Glasses will include a small display, camera, compass, motion-tracker and audio system for wirelessly connecting via Bluetooth or Wi-Fi with the cellphone and displaying or mirroring information such as texts (SMS), email, mapping GPS, and video data. The embedded camera in the Smart Glasses will be usable for recording and/or seeing the real world and therefore will be usable for a variety of AR applications. Input and control of the M100 will consist of using the wirelessly connected smartphone or speech recognition voice control. Being a monocular device and therefore not designed for full-time viewing by the user, the M100 is designed for information “snacking” or content viewing limited to short sessions. Finally, as the M100 runs Android it will allow future third party applications to be developed, sold and downloaded to run directly in the M100 Smart Glasses. We expect to introduce the M100 in the summer of 2013.

At the January 2012 Consumer Electronics trade show, we won an innovation award for the prototype of our binocular Smart Glasses technology. This new technology, based on our proprietary see-through waveguide optics and HD display technology, is designed to fit into the frames of designer-styled glasses. We intend to introduce binocular Smart Glasses using this technology that will allow users to see and augment the real world and as if looking through a conventional pair of eyeglasses. Because this product will run the Android operating system, already existing and newly developed applications will enable these AR functions.

We believe cloud or internet-connected Smart Glasses applications will be created for manufacturing, medical, maintenance and repair, training, gaming and social media uses for both our monocular and binocular Smart Glasses product lines. With over 700 million smartphones projected to be sold in 2014, the market opportunities for these Smart Glasses accessories is in excess of a billion dollars. According to a new report from Juniper Research, the market for "smart accessories" is projected to increase from 10 million units sold in 2012 to 100 million units by 2017, with over 2.5 billion mobile augmented reality apps being downloaded to smartphones and tablets annually.

Custom Solutions and Engineering Solutions

We have in the past provided full optics systems, including head mounted displays, human computer interface devices, and wearable computers, to commercial, industrial and defense customers. With the sale of the TDG Assets in June 2012, we will no longer be pursuing general engineering services work with defense or security organizations. Any future Defense R&D programs we participate in will be limited to the advancement of our waveguide technology and require the consent of the TDG buyer, whose consent is not to be unreasonably withheld. We currently are fulfilling 3 U.S. Government sponsored waveguide engineering contracts we have in place through the Defense Advanced Research Projects Agency (DARPA), the Air Force Research Labs and the Navy Research labs. In addition, we may apply for additional follow-on DOD funding, in partnership with TDG, to help accelerate the development of our waveguide optics. Any ultimate waveguide based products we create for defense or security markets will be exclusively marketed for us by TDG.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve upon the weight, ergonomics, optical performance, see-through capabilities, luminance, power efficiency, compactness, field of view and resolution of the current generation of virtual displays and display components. “Early technology adopters” have been the majority of the purchasers of our consumer Video Eyewear products to date. However, our near-to-eye virtual display technology has been gradually improving in performance and we believe will soon meet the high expectations of the consumer mass markets with respect to screen resolution, image size and ergonomics. We expect to continue to improve our products through our ongoing research and development and advancements made by our third party suppliers of key components.

We also develop intellectual property through our ongoing performance under engineering service contracts. We intend to continue to pursue development contracts for applications that enhance our waveguide optics technology. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology under any engineering services work we perform, whenever possible. To the extent new technology development has been funded by a U.S. federal agency, under applicable U.S. federal laws, the agency has the right to obtain a non-exclusive, non-transferable, irrevocable, fully paid license to practice or have practiced this technology for governmental use.

During 2012 and 2011, we spent $1,448,541 and $2,122,359 (inclusive of $295,138 and $781,386 included in Discontinued Operations), respectively, on research and development activities. We expect to increase our research and development expenditures in the future as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may do so in the future.

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to advanced optics systems including passive and active see-through imaging waveguides; micro-projection display engines; high resolution scanning displays; motion tracking systems; and specialized software drivers and applications for video eyewear displays. We also have a portfolio of trade secrets and expertise in nano-imprinting using quartz mold substrates, Nano structure UV (ultra violet) embossing, and engineering tool sets for the design and manufacturing of diffractive waveguide optics.

We believe once commercialized, our low-power HD scanning engine and waveguides technologies will allow us to produce ultra-thin high-resolution eyeglass styled display systems at a low cost. We will then have fuller vertical integration of our supply chain which we believe will help us obtain us a strong competitive advantage.

In December 2005, we entered into a technology acquisition agreement with New Light Industries, Ltd., covering an extremely compact head-mounted virtual display. In August 2011, we entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology, also known as waveguides. Under the agreement, we will perform on-going research and development on the EPE optics and are expected to manufacture and bring to market components and products containing the licensed technology. In addition, we will provide Nokia with ability to purchase products and components which incorporate the licensed technology. The combination of Vuzix and Nokia technology is expected to accelerate the development and introduction of new Video Eyewear products in an eyeglass form factor to the market.

Our technologies enable us to provide low-cost, small form factor, high-resolution Video Eyewear products. To protect our technologies, we have developed a patent portfolio which currently consists of 32 issued U.S. and foreign patents and 12 pending U.S. and foreign patent applications. We also have several new invention disclosures, covering additional aspects of our waveguide technology and our smart glasses virtual display technology that are currently being prepared for purposes of submitting design and utility patent applications. Our U.S. patents expire on various dates from December 30, 2014 until November 13, 2029. Our international patents expire on various dates from May 12, 2018 until October 3, 2027. In addition, in connection with our sale of the TDG Assets, we received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets. See “TDG Asset Sale and Discontinued Operations” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Major technologies that we employ in our products include:

Hardware Technology

Virtual Display Technology (including Lens Technology and Optics Assemblies)

Microdisplay optics represent a significant cost of goods for both us and our competitors. This cost is a function of the physical size of the microdisplay and the cost of the supporting optics. Smaller microdisplays are less expensive to produce but they require larger and more sophisticated optics to make near-eye systems that have no user adjustments, large fields of view and very low distortion specifications. Larger displays require less magnification and less complex optics, but the optics become very bulky and the displays are significantly more expensive to manufacture. To improve our Video Eyewear’s fashion and ergonomics, we are developing thin and lightweight optics that can be integrated with very small microdisplays that we expect will match conventional eyewear frames in size and weight. These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable virtual displays.

See-Through Waveguides:   We are developing both passive and dynamic waveguide optics that are the basis for our future slim Video Eyewear displays. Our dynamic waveguides use index modulated liquid crystal material to switch beam steering grating built in a thin glass window to scan an image in the user’s eye. We are also developing passive optical display engine that uses a 1.4 mm thick see-through blade of glass or plastic with an ultra-compact micro display engine to magnify and focus the light from a display into a user’s eye. If successfully produced, we expect that these near-eye display engines will provide a large field of view from a very thin lens system and will also function in see-through applications. Video Eyewear incorporating these engines will be closer to conventional sunglasses than currently available products in comfort, size, weight and ergonomics. We have filed patent applications with respect to this technology. We have also entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology, as described above.

LED Scanning Display Engine: We have patents and patents pending on a new LED Scanning Display Engine (SDE). The SDE will incorporate both the display subsystem and a waveguide optic in a single monolithic design that we believe will enable us to produce low cost, HD resolution displays in a form factor that will be integrated into frames similar in size to ordinary sunglasses.  We have successfully prototyped both monochrome and color versions of the SDE in our design labs. If our continued research is successful we believe we will be able to produce a low cost, high-resolution display that will be superior to existing microdisplay technology with respect to price, resolution, weight, form-factor and power consumption.

Nanoimprinting: We continue to develop a portfolio of trade secrets and expertise in nanoimprinting. From quartz substrate molds with unique nano-structured grating surfaces built into them to UV (ultra violet) embossing, and engineering tool sets for the design of diffractive waveguide optics. These trade secrets deal with the manufacture of molds through to volume production UV embossing. We believe these technologies are essential to the production of our 1.4 mm thick see through lenses which we believe are the cornerstone to making fashionable eyeglass styled Smart Glasses.

Patents and other Intellectual Property

We have an intellectual property policy which has as its objectives: (i) the development of new intellectual property to further our intellectual property position in relation to personal display technology; and (ii) the maintenance and protection of our valuable trade secrets and know-how. We seek to further achieve these objectives through the education and training of our engineering staff and the adoption of appropriate systems, policies and procedures for the creation, identification and protection of intellectual property.

Our general practice is to file patent applications for our technology in the United States, Europe and Japan, while inventions which are considered to have the greatest potential are further protected by the filing of patent applications in additional countries, including Canada, Russia and China. We file and prosecute our patent applications in pursuit of the most extensive fields of protection possible including, where appropriate, the application of the relevant technology to the broader display industry.

We believe that our intellectual property portfolio, coupled with our key supplier relationships and accumulated experience in the personal display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, and patents are critical to our success, and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment and non-competition agreements.

In addition to our various patents, we have 11 registered U.S. trademarks, 38 trademark registrations worldwide and 4 pending international trademark applications.

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

Most of our competitors’ products for mobile use are based on direct view display systems, in which the user views the display device, or screen, directly without magnification. These products have several disadvantages compared to near-eye virtual displays and our Video Eyewear products. If the screens are large enough to read as a full conventional internet page or HD video without external magnification or image zooming, the products must be large and bulky, such as laptops, tablets, personal computers or portable DVD players. If the displays are small, such as those incorporated in smartphones, the screens can be difficult to read when displaying higher resolution content. Despite the limitations of direct view personal displays, advanced multi-media enabled or smartphones are being produced in ever increasing volumes by a number of manufacturers, including Motorola, Inc., Nokia Corporation, Sony Ericsson Mobile Communications AB, Research In Motion Limited, Samsung Electronics Co., Ltd., Nokia, LG Electronics and Apple Inc. (Apple). We expect that these large and well-funded companies, as well as newer entrants into the marketplace, will make products that are competitive with ours based on improvements to their existing direct view display technologies or on new technologies. Examples of new display technology include foldable displays, e-ink and Qualcomm’s mirasol reflective technology called IMOD. The “retinal” displays on the latest Apple iPads and iPhones provide very high resolution and are proving effective as mobile direct view personal displays for a variety of applications, including many that were once considered applications where Video Eyewear was superior.

Aside from direct view displays, we also have competitors who produce near eye personal displays, or Video Eyewear. For the past decade most of such products were mainly low-resolution, bulky in size, poor ergonomically, costly, and heavy in their power requirements. We believe that most of our competitors’ near eye products have had inferior optics, marginal electronics and poor industrial design and that, as a result, our Video Eyewear products are superior to many of our competitors’ in both visual performance and ergonomics. At present, other than possibly Sony in its main Japanese marketplace, we believe no one company has greater revenue than Vuzix in this market. We believe we are considered the current market leader with the broadest product line.

Competition — Binocular Video Eyewear Products

Today, there are few companies other than Vuzix that compete in the binocular Video Eyewear space; those that do include Carl Zeiss, Seiko Epson, Sony and Acupix. Carl Zeiss introduced its first model called the Cinemizer several years ago but has restricted its sales primarily to Germany thus far. Carl Zeiss commenced selling an improved WVGA Oled version in the fall of 2012. Epson and Sony are both selling products that look like the larger head mounted displays from 10 to 15 years ago. Epson recently announced their “Moverio” HMD and Sony introduced their “HMZ” HMD late in 2011 for home or fixed location use. Sony recently announced a second version of their HMZ with several claimed improvements designed to solve some of its many user comfort problems. We believe neither of these competitive products have been received well in the market place due to their bulky and non-user-friendly designs. Brother International also began marketing a see-through HMD on a limited basis in Japan in late 2011. In the fall of 2012, Acupix of Korea introduced a WVGA video eyewear model with HDMI inputs, but it lacks support for legacy video devices and user optical adjustments. In early January 2013, Six15 Technologies (the purchaser of our TDG Assets, formerly known as TDG Acquisition Company, LLC)) announced its new Tac-Eye AR line of see-through AR products for its target marketplaces. A new “crowd funded” entity, Oculus, has recently announced that it intends to ship large field of view VR goggle HMD in 2013 called the Oculus Rift. We believe the unit is very bulky relative to the wearer’s head and offers only limited resolution to each eye. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

There are a number of smaller companies that have products that compete with our Video Eyewear products. They generally use a binocular display module (BDM) produced by Kopin Corporation. Kopin offers binocular display modules of varying resolutions to original equipment manufacturers (or OEMs). Those modules are designed for easy customization by OEMs and include microdisplays, backlights, optics and optional drive electronics. The availability of those BDMs has greatly reduced the investment required for new competitors to enter the business. Currently, Kopin BDMs are primarily used by Asian-based Video Eyewear manufacturers. There are also several Chinese companies offering what we believe are inferior solutions in this market, but we believe their distribution in North America and Europe is limited. Other microdisplay manufacturers may also introduce BDM modules built around their products. We believe that the products produced by those manufacturers have one or more of the deficiencies described above. Kopin does not currently compete with Vuzix at the retail level. Kopin is also our primary supplier of microdisplays.

In 2010, our largest competitor, MyVu, ceased operations. Its intellectual property assets were sold to unnamed parties in Asia. Other companies that have stated their intention to enter this market when their product development is complete are Lumus and Microvision Corporation. At the CES 2012 tradeshow, Lumus demonstrated a see-through HD optics engine in a pair of Video Eyewear. They have not yet announced a product that is production ready. Microvision has also announced that they are currently focused on the Pico projection markets, as described below, and that they are not planning to introduce a wearable display solution.

Another product incorporating recently developed technology is a handheld projector that utilizes micro-displays and optics to project digital images onto any nearby viewing surface, such as a wall. These devices are referred to as pocket projectors or Pico projectors and are designed to overcome the limitations of the native small screen on smartphones and other mobile devices. Pico projectors use either liquid crystal on silicon displays (LCOS) or color lasers to create their image. We believe Pico projectors have had higher unit sales to date than Video Eyewear primarily because of their cost advantage of requiring only a single display.

In the VR and AR markets, Vuzix currently stands alone in the consumer space with effectively no competition in all but the very high-end researcher market. Both Cinemizer and Sony have announced their intent to offer upgrades to their new products for virtual reality applications. Today’s VR applications are primarily PC based entertainment applications, a market we believe Sony is not about to focus on against its PS3 gaming console.

Recent industry press articles have featured pictures and videos of a Google concept monocular pair of glasses, called Google Project Glass, which is currently expected to be commercially available in 2014. Further, industry bloggers have speculated that companies such as Apple and Microsoft may offer or support AR Video Eyewear products in the near future.

Competition — Monocular Video Eyewear Products

Although several companies produce monocular Video Eyewear, we believe that sales of their products to date have been limited. To date, the market opportunity for products other than night vision products has been limited primarily to trial tests rather than commercial volume purchases for industrial applications. Due to the inherent usage limitation of monocular near-eye displays, larger volumes have only been sold into the defense markets and we believe our former Tac-Eye monocular video Eyewear was a leader. However since that product line was sold, we will not be generating future revenues until we develop new products for the non-defense or security markets. Current competitors in these markets are Liteye Systems, Inc., Lumus, Shimadzu Corporation, Microvision, Kopin, Creative Display Systems, LLC, OASYS Technology, LLC (now part of BAE Systems), Six15 Technologies, Rockwell Collins, Inc. and its subsidiary Kaiser. Kopin has begun to aggressively promote its upcoming Golden-i that combines a speech recognition controlled head mounted computer with a monocular near-eye display. The Motorola Solutions group introduced Golden-i in late 2012 as Kopin’s distributor. The Google Project Glass will result in a new consumer oriented monocular display system. We expect that we will encounter competition in the future from major suppliers of imaging and information products for defense applications.

There is competition in all classes of products manufactured by us, including from divisions of large companies and many small companies. Our sales do not represent a significant share of the market for any class of products. The principal points of competition for these products include, among other factors: price, product performance, the availability of supporting applications, the experience and brand name of the particular company and history of its dealings in such products. We believe that most of the monocular Video Eyewear products currently offered by our competitors are inferior to ours because they are bulky, have smaller image sizes with lesser performing optics and/or are currently priced higher than our products.

Sales and Marketing

Sales

We focus primarily on the consumer market. Targeted applications include video viewing, remote monitors, Virtual Reality, and Augmented Reality. From 1997 to 2004, most of our sales efforts were directed toward obtaining contracts to provide custom engineering solutions and products for the defense markets. In 2005, as our products and technology evolved, we began to sell standard Video Eyewear products for the consumer markets. In 2007, we introduced Virtual Reality products and in 2010 we introduced our first Augmented Reality products. In June 2012, we sold the TDG Assets of our Tactical Display Group, which sold and licensed products and provided services, directly and indirectly, to military organizations and defense and security organizations. In 2012 we announced our first Smart Glasses products which we anticipate will start shipping by summer 2013.

As we broaden our markets, we have separate marketing and sales strategies for each of our target application areas and markets. We regularly attend industry trade shows in our application markets.

 Marketing

Our marketing group is responsible for product management, planning, advertising, marketing communications, and public relations. We have an internal public relations effort in the U.S. and have at times retained external public relations firms for the U.S. market. In the UK we employ a public relations firm part-time. We also employ a marketing firm to help prepare brochures, packaging, tradeshow messaging and advertising campaigns. Our products are currently sold under the Vuzix Wrap TM brands. We intend to become known as the premier supplier of Video Eyewear products for video viewing and Virtual and Augmented Reality enabled Smart Glasses. We plan to undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	enhancement and maintenance of our Website, Web Store and Social Media sites;

•	internet and web page advertising and targeted emails;

•	public relations;

•	print advertising, catalogs and point of purchase displays

•	trade shows and event sponsorships; and

•	co-marketing relationships or partnerships with relevant companies in selected markets.

Engineering Services

We primarily solicit sales of our engineering services programs directly. In regard to defense and security markets, due to the sale of the TDG Assets in June, we only work with select defense sections within the U.S. government with respect to our waveguide technology, and any future programs will require the prior written approval of TDG, whose consent is not to be unreasonably withheld. We believe we have established a solid reputation for quality, performance and innovation for near-eye virtual display systems that will be attractive to many types of commercial users that want to leverage our services and products within their businesses. Attendance at industry trade shows, conferences and application white papers will be utilized to generate customer interest.

Consumer

We engage in a variety of marketing efforts that are intended to drive customers to our products and to grow awareness of our AR Smart Glasses, VR products and Video Eyewear in general. Public relations are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our consumer marketing efforts for the next 12 months on:

•	distinguishing our Video Eyewear product category from current competitors and by offering products with performance such as our Smart Glasses technology that is superior to that of our competitors;

•	creating awareness with the press and general public about the AR and VR applications that are now possible with our Video Eyewear, with particular emphasis on our Smart Glasses products;

•	attempting to create and build further consumer acceptance and momentum around the Video Eyewear category as compared to existing alternative technologies; and

•	creating brand awareness of the Vuzix brand.

Our Video Eyewear and VR Video Eyewear products are currently sold directly to consumers through select specialty retailers, through catalogue offerings and through third party North American distributors including D&H. Our products over the last 12 months have been sold by the following U.S. based resellers: Hammacher Schlemmer, Macy’s and Amazon and directly from us through our website. Our latest Wrap 1200 Video Eyewear and AR Video Eyewear models are not currently offered through third party resellers in North America, and must be purchased directly from Vuzix. In 2013 we will begin general distribution of the Wrap 1200. Our website, www.vuzix.com, is an important part of our direct sales efforts. For resellers with physical retail locations in the United States, we have in the past offered point of purchase systems that include a video frame running a slide show presentation about the products and an integrated fully functional Video Eyewear product that allows potential customers to use our products.

We currently sell our products internationally through distributors, resellers, and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the EU. In Japan, we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ three full-time and one part-time staff. In spring 2008, we created a wholly owned subsidiary, Vuzix (Europe) Limited, through which to conduct our business in the EU and Middle Eastern markets. Resellers in 50 countries placed orders with us during 2012. We maintain a small European sales office in Oxford, England. We have also retained a sales consultant (who acts as our European Director of Operations), a UK public relations firm and a mobile applications consultant to provide us with advice regarding the European cellular phone market. For customer support and warehousing, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU.

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

We currently purchase almost all of the microdisplays used in our products from Kopin. Our relationship with Kopin is generally on a purchase order basis and it does not have a contractual obligation to provide adequate supply or acceptable pricing on a long-term basis. We procure a small percentage of our microdisplays from other sources, such as Syndiant. While we do not manufacture our components, we own the tooling that is used to make our custom components, with the exception of certain authentication chips and connectors that may be required to support industry standard device connectivity. We do not believe that we are dependent on our relationships with any supplier other than Kopin in order to continue to operate our business effectively. Kopin has also been significant customer of our night vision display electronics modules, which were sold to TDG, and owns just under 4% of our common stock. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products. Such third party products represented less than 1% of our sales in 2012.

We generally procure components and products from our vendors on a purchase order basis without any long-term commitments. We currently use several Asian manufacturing sources, where we have located some of our tooling. Over time, we expect to globally source almost all of our components which we believe will minimize product costs. We anticipate that procuring assembled products from third parties will result in decreased labor force requirements, capital equipment costs, component inventories, and the cost of maintaining inventories of work in progress.

Employees

As of December 31, 2012, we had 28 full-time employees in North America: 5 in sales and marketing, distribution, and customer service; 8 in research and development and engineering services support; 8 in manufacturing, operations and purchasing; 1 in quality assurance; and 6 in accounting, management, and administration. We also work with a group of sub-contractors, mainly for industrial and mechanical design assistance in the Rochester, New York area. To further our waveguide research development with work with various commercial and academic researchers in the United Stated and Finland. In Japan, we have 3 full-time employees and in the UK we have one full-time contractor to manage our European sales and marketing activities.

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

Available Information

Our corporate offices are located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623. Our phone number is (585) 359-5900. The URL for our website is www.vuzix.com. We make available free of charge through our website our annual reports on Form 10-K and other reports that we file with the Securities and Exchange Commission, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and committees, its code of ethics and its insider trading policy. We will provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, at our corporate office address. The information contained on, connected to or that can be accessed via our website is not part of this annual report. We have included our website address in this annual report as an inactive textual reference only and not as an active hyperlink.

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

RISKS RELATED TO OUR BUSINESS

Because our financial statements for 2012 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, we may not be able to obtain any necessary financing.

The independent registered public accounting report for our consolidated financial statements for the year ended December 31, 2012 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we are not able to obtain adequate financing when and in the amounts needed in the near future, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and our ability to continue as a going concern is in substantial doubt.

Our plans with respect to addressing these matters are discussed in greater detail under “Management’s Discussion and Analysis of Financial Conditional and Results of Operations—Liquidity and Capital Resources” and in Note 3 to our consolidated financial statements. We have engaged an investment banking firm to assist us with respect to a planned public stock offering of up to $15,000,000. Our future viability is dependent on our ability to execute these plans successfully. If we fail to do so for any reason, we would not have adequate liquidity to fund our operations, would not be able to continue as a going concern and could be forced to seek relief through a filing under U.S. Bankruptcy Code.

We have incurred net losses since our inception and if we continue to incur net losses in the foreseeable future the market price of our common stock may decline.

We reported an annual net income of $322,840 in 2012 and an annual loss of $3,879,581 in 2011. The net income for 2012, included a gain on the sale of the TDG Assets of $5,817,807. We have an accumulated deficit of $26,146,304 as of December 31, 2012.

We may not achieve or maintain profitability in the future. In particular, we expect that our expenses relating to sales and marketing and product development and support, as well as our general and administrative costs, may increase, requiring us to increase sales in order to achieve and maintain profitability. If we do not achieve and maintain profitability, our financial condition will be materially and adversely affected. We would eventually be unable to continue our operations unless we were able to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

We are in default under our loan agreement with our senior lender. As a result, the senior lender could foreclose on our assets, which ultimately could require us to curtail or cease operations.

We are in default under loan agreement with our senior lender, LC Capital Master Fund Ltd., for failure to make required principal payments totaling $154,781 as of December 31, 2012 and a breach of the covenant that requires us to maintain minimum levels of cash balances. We are currently in negotiations with the senior lender to have the senior lender grant a waiver or enter into a forbearance agreement, under which it would forebear from enforcing its remedies against us. There is no assurance the senior lender will agree to grant a waiver or enter into a forbearance agreement. Our senior lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if we receive a waiver or enter into a forbearance agreement, it is uncertain whether we will be able to meet the conditions contained in any such waiver or forbearance agreement. If we remain in default under the loan agreement, the senior lender could foreclose on its collateral and commence legal action against us to recover the amounts due which ultimately could require the disposition of some or all of our assets. Any such action could require us to curtail or cease operations.

We have depended on defense related engineering contracts and the sales of specialized products to defense customers, each of whom is a supplier to the U.S. government and as a result of the sale of the TDG Assets in June 2012, our sales and our revenues have materially declined and may not return to their prior levels or increase if we do not develop new markets and products.

Since inception, a substantial portion of our sales have been derived from the sale of night vision display drive electronics to two suppliers to the U.S. government. Sales of night vision display drive electronics to these customers amounted to 10% and 20% of our sales in 2012 and 2011, respectively and are reported in revenues from discontinued operations. As a result of our sale of the TDG Assets, we no longer sell night vision display drive electronics, which has materially reduced our revenue and cash flow and could materially adversely affect our ability to achieve or maintain profitability in the future.

The next largest source of our revenues has been sales directly to the U.S. Department of Defense, primarily for research and development engineering programs. Such sales amounted to 11% and 21% of our sales in 2012 and 2011, respectively and portions of this revenue has been reported in revenues from discontinued operations. As a result of the sale of the TDG Assets, we will no longer be performing general engineering services for the U.S. Government and/or its defense contractors, but rather only waveguide related services, unless so requested by the buyer of the TDG Assets. Under our Asset Purchase Agreement with the purchaser of the TDG Assets, all future U.S. government sales of waveguide development and related engineering services by us must be approved by the buyer. We have no long-term contracts with the U.S. government for engineering services on our waveguide technologies. We expect to submit proposals for additional development contract funding in cooperation with the buyer. However, development contract funding is subject to legislative authorization and, even if funds are appropriated, such funds may be withdrawn based on changes in government priorities.

Together, these two groups of defense related customers accounted for 21% and 41% of our total revenues in 2012 and 2011, respectively with the majority of this revenue reported as revenues from discontinued operations. We will not be receiving further night vision display electronics orders, due to the sale of those product lines and our agreement not to compete with the buyer of the TDG Assets. We may not be successful in obtaining new government waveguide research, development and engineering services programs or future waveguide based new product sales. Our inability to obtain sales from general non-waveguide related government engineering services contracts could have a material adverse effect on our results of operations and would likely cause us to delay or slow our growth plans, resulting in lower net sales than projected and adversely affecting our liquidity and profitability.

Our lack of long-term purchase orders and commitments from our customers may lead to a rapid decline in our sales and profitability.

All of our significant customers issue purchase orders solely in their own discretion, often shortly before the requested date of shipment. Our customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, our current customers may decide not to purchase products from us for any reason. If those customers do not continue to purchase our products, our sales volume and profitability could decline rapidly with little or no warning.

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we have depended on a small number of customers for the majority of our sales, the ramifications of these risks is greater than if we had a greater number of customers. As a result of our lack of long-term purchase orders and purchase commitments, we may experience a rapid decline in our sales and profitability.

As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

If any of our major customers on whom we depend fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which, in turn, could cause us to fail to pay our liabilities and render us unable to purchase adequate inventory to sustain or expand our sales volume.

Our accounts receivable represented approximately 14% and 26% of our total current assets as of December 31, 2012 and 2011, respectively. As of December 31, 2012, one customer owed us just under 47% of our total accounts receivable. At certain times there can be substantial amounts and concentrations of our accounts receivable, and if any of our major customers fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume and adversely affect our ability to continue our business.

In addition, the portions of our business sold through distributors and retail stores is characterized by long periods for collection from our customers and short periods for payment to our suppliers, the combination of which may cause us to have liquidity problems. We experience an average accounts settlement period ranging from one month to as high as two and half months from the time we deliver our products to the time we receive payment from our customers. In contrast, we typically need to place certain deposits and advances with our suppliers equal to a portion of the purchase price. Because our payment cycle is considerably shorter than our receivable collection cycle, we may experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our results of operations and liquidity. System problems, industry trends, our customers’ liquidity problems or payment practices or other issues may extend our collection period, which would adversely impact our liquidity, our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume, and adversely affect our ability to continue our business.

Our future growth and profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.

A significant portion of our sales have been derived from the sale of night vision display electronics and from research and development contracts with suppliers to, or directly with the U.S. government and other customers. As a result of the sale in June 2012 of the TDG Assets, we know that our revenues from these sources will decline significantly or be eliminated, and our business plan contemplates a transition primarily to the consumer, commercial and industrial markets. Our future growth and profitability from our consumer, commercial and industrial products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

•	create awareness of our brand and products, including general awareness of this new Video Eyewear product category;

•	identify the most effective and efficient levels of spending for marketing expenditures in our new target market;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	successfully offer to sell our products or license our technology to third party companies for sale under their own brand name as OEM partners;

•	select the right markets in which to market our products; and

•	convert consumer awareness into actual product purchases.

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

Our products require ongoing research and development and we may experience technical problems or delays and we may not have the funds necessary to continue their development, which could lead our business to fail.

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

We anticipate that we will require additional funds to maintain our current levels of expenditure for research and development of new products and technologies, and to obtain and maintain patents and other intellectual property rights in these technologies, the timing and amount of which are difficult to forecast. We have engaged an investment banking firm to assist us with respect to a planned public stock offering of up to $15,000,000. Raising capital in an offering of shares of our common stock, preferred stock, or convertible securities with warrants, will dilute the interests of then-existing stockholders.. There is no assurance we will be successful in raising all or any portion of such funds. Any funds we need may not be available on commercially reasonable terms or at all. If we cannot obtain the necessary additional capital when needed, we might be forced to reduce our research and development efforts which would materially and adversely affect our business.

Increased competition may result in decreased demand or lower prices for our products.

Competition in the consumer electronics display markets for our products is intense and we may not be able to compete successfully. We compete with several companies, most of whom are much larger than us, including entities that supply some of the key components used in our products. Our competitors could develop new technologies or products that may be superior to ours, including products that target markets in which our products are sold. Many of our existing and potential competitors have strong market positions, considerable internal manufacturing capacity, established intellectual property rights and substantial in-house technological capabilities. Furthermore, they also have greater financial, technical, manufacturing, and marketing resources than we do, and we may not be able to compete successfully with them.

We expect competition to increase. This could mean lower prices or reduced demand for our products. Any of these developments would have an adverse effect on our operating results.

We depend on advances in technology by other companies and if those advances do not materialize, some of our anticipated new products could be delayed or cancelled.

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

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, optics, backlights, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third party suppliers or rely on third party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or specially made for us. We also may use third parties to assemble all or portions of our products. Some of these third party contractors and suppliers are small companies with limited financial resources. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us, we would be unable to manufacture and sell our products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2012 which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2012, our management has determined that our disclosure controls and procedures and internal controls were ineffective because of material weaknesses including a financial reporting and close process that does not ensure accurate financial reporting on a timely basis, limited segregation of duties, lack of adequate monitoring of subsidiaries, and weaknesses in our inventory control.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls, including the hiring of additional staff and the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation, and if we achieve a listing on The NASDAQ Capital Market, our common stock could be delisted from that exchange. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

If we fail to keep pace with changing technologies, our business and results of operations may be materially adversely affected.

Rapidly changing customer requirements, evolving technologies and industry standards characterize the consumer electronics, wireless phone, and display industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences. If we cannot keep pace with these changes, our business could suffer. For example, the market segment for our new Smart Glass Video Eyewear, a hands-free cloud computing product that we are developing, may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues.

If microdisplay-based personal displays do not gain some reasonable level of acceptance in the market for mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one-inch, based on direct view liquid crystal display, or LCD, and organic light emitting display, or OLED technology. A number of companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, small direct view LCDs. Many of the leading manufacturers of these larger direct view LCDs, including LG Electronics, Royal Philips Electronics, Samsung Electronics Co., Ltd., Sony Corporation and Sharp Corporation, are large, established companies with global marketing capabilities, widespread brand recognition and extensive financial resources. Advances in direct view LCD and OLED technology or other technologies may overcome their current limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our Video Eyewear technology and cause our business strategy to fail.

Another product incorporating recently developed technology is a handheld projector that utilizes micro-displays and optics to project digital images onto any nearby viewing surface, such as a wall. These devices are referred to as pocket projectors or Pico projectors and are designed to overcome the limitations of the native small screen on smartphones and other mobile devices. As a result we view Pico projector as an competitive alternative to our mobile displays. Pico projectors use either liquid crystal on silicon displays (LCOS), or color lasers to create their image. To date we believe Pico projectors have had higher unit sales than Video Eyewear primarily because of their cost advantage of requiring only a single display.

It is difficult to assess or predict with any certainty the potential size, timing and viability of market opportunities for our microdisplay-based Video Eyewear products or their market acceptance. Market acceptance of Video Eyewear technology will depend, in part, upon consumer acceptance of near-to-eye displays and upon microdisplay technology providing benefits comparable to or greater than those provided by alternative direct view display technology at a competitive price. Video Eyewear products work best when used close to the eye, which may not be acceptable to consumers. Such acceptance may depend on the relative complexity, reliability, usefulness and cost-effectiveness of our near-eye display products compared to other display products available in the market or that may be developed by our competitors. In addition, our products are not designed for a shared experience amongst multiple viewers at the same time. Potential customers may be reluctant to adopt our Video Eyewear products because of concerns surrounding perceived risks relating to use and the fact that it is a new technology. If consumers fail to accept near-to-eye displays in the numbers we anticipate or as soon as we anticipate, the sales of our Video Eyewear products and our results of operations would be adversely affected and our business strategy may fail.

There are a number of competing providers of microdisplay-based personal display technology and we may fail to capture a substantial portion of the personal display market.

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc., Sony, Epson, Brother International, 5DT Inc., eMagin Corporation, Kopin Corporation (Kopin), MicroVision, Inc. (Microvision), Lumus Ltd. (Lumus), Kaiser Electro Optics Inc., TDG Acquisition Company, LLC, (the purchaser of the TDG Assets, now operating as Six 15 Technologies) in certain markets, and Accupix of Korea. In addition, Google has demonstrated a concept monocular pair of glasses, called Google Glass, that they have announced they will introduce commercially in 2013 or 2014. Oculus, a company which is expected to enter the market in 2013, is attempting to introduce a very wide field of view head worn goggle system. Further, industry blogs have speculated that companies such as Apple and Microsoft may offer or support AR Video Eyewear products in the near future. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies and near-eye products that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a reasonable portion of the personal display market, our business strategy may fail.

Our business and products are subject to government regulation and we may incur additional compliance costs or, if we fail to comply with applicable regulations, may incur fines or be forced to suspend or cease operations.

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the European Union, or EU, and other jurisdictions in order to be sold in those jurisdictions. We are also subject to various governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS, issued by the EU effective July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead.

We believe that all our current products comply with the regulations of the jurisdictions in which they are sold. From time to time, our products are subject to new domestic and international requirements. Compliance with regulations enacted in the future could substantially increase our cost of doing business or otherwise have a material adverse effect on our results of operations and our business. Any inability by us to comply with regulations in the future could result in the imposition of fines or in the suspension or cessation of our operations or sales in the applicable jurisdictions. Any such inability by us to comply with regulations may also result in our not being permitted, or limit our ability to ship our products, which would adversely affect our revenue and ability to achieve or maintain profitability.

Our products will likely experience rapidly declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

In the markets in which we expect to compete, prices of established consumer electronics display products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

If we cannot obtain and maintain appropriate patent and other intellectual property rights protection for our technology, our business will suffer.

The value of our personal display and related technologies is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. We intend to continue to pursue additional patent protection for our new products and technology. Although we own many patents covering our technology that have already been issued, we may not be able to obtain additional patents that we apply for, our patents may be found invalid if challenged and our patents may not afford the degree of protection that we desire or require.

Any patent or trademark owned by us may be challenged and invalidated or circumvented. Patents may not issue from any of our pending or future patent applications. Any claims and issued patents or pending patent applications may not be broad or strong enough to adequately protect our business. Effective intellectual property protection may be unavailable or limited in certain foreign countries.

Unauthorized parties may attempt to copy or otherwise use aspects of our processes and devices that we regard as proprietary. Policing unauthorized use of our proprietary information and technology is difficult and our efforts to do so may not prevent misappropriation of our technologies. We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products and, if unsuccessful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We require employees, consultants, financial advisors and strategic partners to enter into confidentiality agreements, but these agreements may not provide sufficient protection for our trade secrets, know-how or other proprietary information

Our products could infringe on the intellectual property rights of others.

Companies in the consumer electronics, wireless communications, semiconductor and display industries steadfastly pursue and protect intellectual property rights. This has resulted in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically, other companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted.  See – “Legal Proceedings” for a description of a pending legal proceeding related to intellectual property. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

Our business depends in part on technology rights licensed from third parties. We could lose our exclusivity or other rights to use the technology under our licenses if we fail to comply with the terms and performance requirements of the licenses. In addition, certain licensors may terminate a license upon our breach and have the right to consent to sublicense arrangements. If we were to lose our rights under any of these licenses, or if we were unable to obtain required consents to future sublicenses, we could lose a competitive advantage in the market, and may even lose the ability to commercialize certain products or technologies completely. Either of these results could substantially decrease our revenues.

Our business may expose us to product liability claims for damages resulting from the design or manufacture of our products. Product liability claims, whether or not we are ultimately held liable for them, could have a material adverse effect on our business and results of operations

We may be subject to product liability claims if any of our products are alleged to be defective or cause harmful effects. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

Our products may be subject to future health and safety regulations that could increase our development and production costs.

Products incorporating microdisplays could become subject to new health and safety regulations that would reduce our ability to commercialize the near-eye display products. Compliance with any such new regulations could increase our cost to develop and produce products using the microdisplay display engine and adversely affect our financial results.

Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

We expect the majority of our distributor relationships for our Video Eyewear products and their accessories to involve distributors taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

In the recent past, general worldwide economic conditions have experienced a downturn due to slower economic activity, concerns about inflation, large government debt levels and operating deficits, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any continuation or worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, and (ii) demand for our current and future products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

Our results of operations may suffer if we are not able to successfully manage our increasing exposure to foreign exchange rate risks.

A substantial majority of our sales and cost of components are denominated in U.S. dollars. As our business grows both our sales and production costs may increasingly be denominated in other currencies. Where such sales or production costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

The majority of our current expenditures are incurred in U.S. dollars and many of our components come from countries that currently peg their currency against the U.S. dollar. If the pegged exchange rates should change adversely or be allowed to float up, additional U.S. dollars will be required to fund our purchases of these components.

Although we do not currently enter into currency option contracts or engage in other hedging activities, we may do so in the future. We cannot assure you that we will undertake any such hedging activities or that, if we do so, they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations.

Due to our significant level of international operations, including the use of foreign contract manufactures, we are subject to international operational, financial, legal and political risks which could harm our operating results.

Currently, we purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies, and perform the final assembly of our products ourselves in our Rochester, New York facility. We expect to continue to perform final assembly of our Video Eyewear products ourselves over the short term. However, if our volume increases and cost effective third party sourcing becomes feasible, we anticipate that we may outsource the bulk of the final assembly, with the possible exception of certain critical optical and display components. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political instability in the countries in which our suppliers operate, particularly in China and Taiwan;

•	changes or volatility in currency exchange rates;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and their ability to continue expanding into international markets.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business. This is especially an issue while our staff is small. We are dependent upon the active participation of several key management personnel, including Paul J. Travers, our President and Chief Executive Officer. We do not carry key person life insurance on any of our senior management or other key personnel other than our CEO. While we have life insurance coverage on our CEO, we do not believe the coverage would be sufficient to completely protect us against losses we may suffer if his services were to become unavailable to us in the future. Our Executive Vice-President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in Rochester, New York. If he becomes unable to legally or efficiently travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

We must hire highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for highly skilled technical, managerial and other personnel is at times intense. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

Our failure to effectively manage growth could harm our business.

Although, as a result of the sale of the TDG Assets, our product portfolio has recently been reduced, we have regularly expanded the number and types of products we sell, and we will endeavor to further expand our product portfolio. We must replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launch: With the growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose retail shelf space and product sales;

•	Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•	Support Processes: To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to increase our sales.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We operate the majority of our business from one location in the Rochester, New York area. We also rely on third party manufacturing plants in Asia and third party logistics, sales and marketing facilities in Japan and England, and in other parts of the world to provide key components of our Video Eyewear products and services necessary for our operations. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

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

A breach that compromises our proprietary data or our ability to meet our customers’ needs or impairs our ability to record, process and report accurate information could have a material adverse effect on our financial condition.

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

We will need to raise additional capital to fund continuing operations. If our financing efforts are not successful, we may not be able to continue as a going concern.

We will require additional financing in order to complete our plan of operations for the next twelve months. We have engaged an investment banking firm to assist us with respect to a planned public stock offering of up to $15,000,000. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us or that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern.

A major change in the trading price of our shares of common stock, or the tightening of the credit markets, disruptions in the financial markets and a global economic downturn could make it more difficult to obtain financing through the issuance of equity or debt securities. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral. Further, if we issue additional new equity securities they may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.

RISKS RELATED TO MANUFACTURING

We do not manufacture our own microdisplays, one of the key components of our Video Eyewear products, and we may not be able to obtain the microdisplays we need.

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our Video Eyewear products. We currently purchase almost all of the microdisplays used in our products from Kopin. Our relationship with Kopin generally is on a purchase order basis and Kopin does not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. Kopin could discontinue sourcing merchandise for us at any time. If Kopin were to discontinue its relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if Kopin or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Recently several new LCOS and alternative OLED suppliers have begun offering microdisplays suitable for use in our products. These manufacturers include Syndiant, Texas Instruments, OmniVision, HiMax, eMagin Silicon Microdisplay, and others. With new tooling and electronics any one of these alternative displays could be incorporated into our products but our costs of production could be higher and make our products uneconomic for the marketplace.

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

The availability of certain of the components that we require to produce our Video Eyewear products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

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

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock has been highly volatile and an investment in our common stock could suffer a decline in value.

The market price of our common has been highly volatile since it began trading on the TSX Venture Exchange (TSX-V) and the OTC Bulletin Board (OTCBB). It will likely be characterized by significant price volatility when compared to more established public issuers for the foreseeable future.

Because our common stock is listed on the TSX Venture Exchange and not on any U.S. national exchange, investors in the United States may find it difficult to buy and sell our shares.

Our common stock is listed on the TSX-V and not on any national exchange in the United States. Accordingly, investors in the United States may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange in the United States. Although we have applied for listing our common stock on the NASDAQ Capital Market there can be no assurance that our application will be approved. Although our common stock is traded on the OTC Bulletin Board it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national stock exchange and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of our shares may be unable to resell the securities at or near their issue price or at any price.

The rights of holders of common stock may be impaired by the possible future issuance of preferred stock.

  Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation and other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock or to create any additional series of preferred stock, we may issue these shares in the future.

Additional stock offerings in the future may dilute current stockholders’ percentage ownership of our company.

  Given our plans and expectations that we may need additional capital and personnel, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on your investment will likely be limited to the value of our common stock.

  We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, debt covenants in place, and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

Because our common stock is subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Since the recent reverse stock split of our common stock effective February 6, 2013, the market price of our common stock has fluctuated at prices above and below $5.00 per share. Unless our securities become listed on a U.S. national securities exchange, or our common stock maintains a market price per share of $5.00 or more, transactions in our common stock will again be subject to the SEC’s “penny stock” rules. As a result broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale or purchase;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result, if our common stock again becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Because management continues to own a significant percentage of our outstanding common stock, it may prevent other stockholders from influencing significant corporate decisions.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 8,800 square feet at our facilities located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623. In this facility, we have located our manufacturing, research and development, sales and administration offices. We currently pay approximately $65,000 per year in rent, which is leased on a calendar year term. The lease will expire on September 30, 2013. We consolidated operations into this facility in September 2012 after divesting the TDG Assets in June 2012.

We believe that this facility is in good operating condition and adequately serves our needs. We anticipate that, if required, suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

On October 23, 2012, Abarta, LLC (or Abarta) filed a complaint against us in the United States District Court for the Eastern District of Texas (2:12-cv-00682) alleging the infringement of one or more claims of the patent entitled “Virtual Reality System”, of which Abarta is the exclusive licensee. On October 25, 2012, a corrected summons was issued to us. Abarta is seeking damages from us equal to not less than a reasonable royalty. We dispute the allegations in the complaint and believe the complaint to be wholly without merit and intend to vigorously defend the claims alleged therein.

On January 25, 2013, TDG Acquisition LLC (“TDG”) filed a complaint against us in the United States District for Western District of New York alleging breach of the Asset Purchase Agreement between it and us. TDG is seeking damages from us relating primarily to an alleged breach of our non-compete obligations in the Asset Purchase Agreement and email confidentiality obligations under a Shared Services agreement between the two parties. We dispute the allegations in the Complaint and believe the Complaint to be wholly without merit and intend to vigorously defend the claims alleged therein. Because we believe that this potential loss is not probable or estimable at this time, we have not recorded any reserves or contingencies related to this legal matter. In the event that our current understanding and assumptions used to evaluate this matter as neither probable nor estimable change in future periods, we may be required to record a liability for an adverse outcome. Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

As of the date of this report, we are not currently involved in any other pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock and Warrants

Our common stock is currently traded on the TSX Venture Exchange, or the “TSX-V”, under the symbols “VZX”.

Vuzix Stock Prices (in Cdn$)	Low	High

Fiscal Quarters
First 2012	$3.75	$6.75
Second 2012	2.25	6.00
Third 2012	2.25	4.50
Fourth 2012	2.25	4.50

Vuzix Stock Prices (in Cdn$)	Low	High

Fiscal Quarters
First 2011	$4.50	$9.00
Second 2011	5.25	8.25
Third 2011	3.75	7.50
Fourth 2011	3.00	6.75

Our common stock is quoted in the United States on the OTC Bulletin Board (OTC: BB) under the symbol “VUZI” and in March 2011 we became traded on the Frankfurt Stock Exchange under the symbol “V7X”.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for Vuzix’ common stock as quoted on the OTCBB. The quotations on the OTCBB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Vuzix Stock Prices (in US$)	Low	High

Fiscal Quarters

First 2012	$3.75	$6.75
Second 2012	2.25	6.00
Third 2012	1.50	4.50
Fourth 2012	2.25	4.50

Vuzix Stock Prices (in US$)	Low	High
Fiscal Quarters

First 2011	$4.50	$9.75
Second 2011	5.25	8.25
Third 2011	4.50	7.50
Fourth 2011	3.00	6.75

The prices listed in the above price tables are adjusted to reflect the impact of our 1 for 75 reverse stock split, which was effective February 6, 2013.

Holders of Record

On March 13, 2013, there were 149 holders of record of our common stock..

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

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2012.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2012.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(2)	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	192,729	$10.68	382,799
Equity compensation plans not approved by security holders	—	—	—

Total	192,729	$10.68	382,799

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes shares available under our 2009 Stock Option Plan.

(2)	All outstanding warrants and options and remaining reflect our 1-for-75 reverse stock split, which was effective February 6, 2013.

Item 6.	Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

The following tables present our summary financial data and should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this annual report. The summary financial data for the years ended December 31, 2012 and 2011 are derived from our audited annual consolidated financial statements, which are included elsewhere in this annual report.

Statement of Operations Data	2012	2011

Sales	$3,228,228	$4,825,663
Cost of Sales	2,341,026	3,614,821

Gross Margin	887,202	1,210,842
Operating Expenses
Research and development	1,153,403	1,340,973
Selling and marketing	1,225,154	1,647,105
General and administrative	2,181,310	2,590,636
Depreciation, Amortization and Patent Impairment	533,520	504,088

Total operating expenses	5,093,387	6,082,802

(Loss) from Continuing Operations	(4,206,185)	(4,871,960)
Taxes and Other Income (Expense)
Interest and other income (expense)	232	1,182
Foreign exchange (loss) gain	(11,111)	(35,770)
Interest expense	(509,925)	(398,629)
Tax (expense) benefit	(20,398)	(27,689)

Total tax and other income (expense)	(541,202)	(460,906)

Net (Loss) from Continuing Operations	(4,747,387)	(5,332,866)

Income (Loss) from Discontinued Operations	(747,580)	1,453,285
Gain (Loss) on Disposal of Discontinued Operations, net of tax	5,817,807	—
Net Income(Loss)	$322,840	$(3,879,581)

Earnings (Loss) per Share from Continued Operations
Basic	$(1.34)	$(1.52)
Diluted*	$(1.34)	$(1.52)
Earnings (Loss) per Share
Basic	$0.09	$(1.10)
Diluted	$0.09	$(1.10)
Weighted average common shares outstanding:
Basic	3,536,865	3,518,333
Diluted	3,651,100	4,193,282

•	All outstanding warrants, options, and convertible debt are anti-dilutive, therefore basic and diluted earnings per share are the same for all periods. All outstanding share amounts reflect our 1-for-75 reverse stock split, which was effective February 6, 2013.

	Year Ended December 31,
Cash Flow Data	2012	2011
Cash flows (used in) operating activities	$(2,823,296)	$(1,503,661)
Cash flows (used in) investing activities	7,272,085	(897,403)
Cash flows (used in) provided by financing activities	(4,800,211)	182,221

	As of December 31,
Balance Sheet Data	2012	2011
Cash and cash equivalents	$66,554	$417,976
Working Capital (deficiency)	(3,940,974)	(6,052,282)
Total Assets	2,425,948	5,818,697
Long-Term Liabilities	3,484,865	2,454,757
Accumulated (deficit)	(26,146,304)	(26,469,144)
Total Stockholders’ equity (deficit)	(6,209,565)	(6,824,748)

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

Overview

We are engaged in the design, manufacture, marketing and sale of devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our products (known commercially as Video Eyewear, but also commonly referred to as virtual displays, wearable displays, personal viewers, Smart Glasses, head mounted displays (or HMDs), or near-to-eye displays (or NEDs)) are used to view high-resolution video and digital information primarily from mobile electronic devices (such as cell phones, portable media players, gaming systems and laptop computers) and from desktop computers. Our products provide the user a viewing experience that simulates viewing a large screen television or a desktop computer monitor.

Our Video Eyewear products feature high performance miniature display modules, low power electronics and related optical systems. We produce both monocular and binocular Video Eyewear devices that we believe are excellent solutions for many mobile computer or video viewing requirements. With respect to our Video Eyewear products, we focus on the consumer markets for gaming and mobile video while our Virtual and Augmented Reality products are also sold in the consumer, industrial, commercial, academic and medical markets. The consumer electronics and mobile phone accessory markets in which we compete has been subject to rapid technological change including the rapid adoption of tablets and most recently larger screen sizes and display resolutions along with declining prices on mobile phones, and as a result we must continue to improve our products’ performance and lower our costs. Today, we believe our intellectual property portfolio gives us a leadership position in microdisplay electronics, waveguides, ergonomics, packaging, motion tracking and optical systems.

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

Our accounting policies are more fully described in the notes to our financial statements included in this annual report. In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. Since the sale of the TDG Assets in June 2012, we no longer sell night vision display drive electronics, the Tac-Eye line of Video Eyewear products, and a full range engineering services to defense customers, which will materially reduce our revenue and cash flow in the future. In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as discontinued operation and accordingly the operating results of the TDG Assets for the years ending December 31, 2012 and 2011 have been reclassified as discontinued operations on our consolidated Statements of Operations. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

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

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2012 or 2011.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. We recorded an impairment charge of $64,703 representing cost of $171,868, less accumulated amortization of $107,165 in 2012, and an impairment charge of $35,265 representing cost of $39,352, less accumulated amortization of $10,776 in 2011 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $551,307 as of December 31, 2012, because management believes that its value is recoverable.

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC Topic 605, Revenue Recognition.   Product sales represent the majority of our revenue and there have been no material changes in or inflation in our product pricing over the past two fiscal periods. We recognize revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, we sell our products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by us. If these conditions are not met, we will defer the revenue recognition until such time as these conditions have been satisfied. We collect and remit sales taxes in certain jurisdictions and report revenue net of any associated sales taxes. We also sell certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including price adjustments downwards on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims.

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

Product Warranty

Warranty obligations are generally incurred in connection with the sale of our products. The warranty period for these products is generally one year except in European countries where it is two years. Warranty costs are accrued, to the extent that they are not recoverable from third party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. We provide for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience of warranty claims and costs. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

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

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $20,607,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011. The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (IFRS). While many of the modifications are not expected to change the application of U.S. GAAP, additional disclosure requirements relating to the use of Level 3 inputs in determining fair value will apply in the future if applicable to us.

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. The guidance is effective beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, will not have an impact on our consolidated financial position, results of operations or cash flows.

TDG Asset Sale and Discontinued Operations

On June 15, 2012, we entered into an Asset Purchase Agreement with TDG Acquisition Company, LLC pursuant to which we sold the TDG Assets. The TDG Assets included equipment, tooling, certain patents and trademarks and our proprietary Tac-Eye displays and night vision display electronics, which comprised our tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military organizations and defense and security organizations. We received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products to the consumer markets. We retained the right to sell goods and services to the consumer market and to the purchaser, and the purchaser and we jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market.

The purchase price paid to us consists of 2 components: $8,500,000 less $154,207 in adjustments, or $8,345,793, which was paid at closing, and up to an additional $2.5 million, which will be paid to us only if the purchaser achieves certain quarterly and annual revenue targets within the first 12 months after closing the sale of the TDG Assets from sales of goods and services to military organizations and defense and security organizations. The purchase price was determined by arm’s length negotiations between the parties.

In addition, the Asset Purchase Agreement provides that each of the parties will be precluded from conducting business in certain markets, which, in our case, is the sale of goods and services to military, defense and security organizations (provided, we may seek and perform contracts with certain identified government agencies related to our waveguide optics technology) and, in the case of the purchaser, is the sale of goods and services in the consumer markets or to end users. We and the purchaser also entered into a Vuzix Authorized Reseller Agreement, pursuant to which the purchaser was granted authorization to be the exclusive reseller of our current and future products to military, defense and security organizations (and was authorized to use our trademarks for such purpose), unless the purchaser elects to have us make such sales directly. This reseller agreement will be the main avenue for the distribution of any new products we may develop for the military and defense markets.

In connection with the Asset Purchase Agreement, we entered into a letter agreement with LC Capital Master Fund Ltd., the senior lender under our convertible loan and security agreement, dated December 23, 2010, and promissory note and security agreement, dated May 19, 2012, pursuant to which it consented to the sale of the TDG Assets (as required by the terms of our existing loan agreements), and we paid it $4,450,000 in reduction of our obligations. Following such payment, we executed a new note for $619,122, which represents the remaining obligation under this loan. The new note carries interest at a rate of 13.5% (18.5% if in default) and repayment is due in 12 equal payments commencing on October 15, 2012. We also agreed to use 40% of any of the earn-out received under the Asset Purchase Agreement in reduction of this note. We are in default under the loan agreement with the senior lender for failure to make required principal payments totaling $154,781 as of December 31, 2012. We are currently in negotiations with the senior lender to have the senior lender grant a waiver or enter into a forbearance agreement, under which it would forebear from enforcing its remedies against us. There is no assurance the senior lender will agree to grant a waiver or enter into a forbearance agreement. Our senior lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it.

In connection with the Asset Purchase Agreement, certain of our creditors entered into loan modification and consent agreements pursuant to which each consented to the sale of the TDG Assets, as required by the terms of existing loan agreements between us and each lender, and released their respective security interests in the TDG Assets. We were required to repay our bank line of credit as a condition to obtaining the required consent of the senior lender for the sale transaction, and the bank line of credit was canceled upon such repayment. Further, pursuant to the various loan modification and consent agreements, we made certain payments totaling $200,000 in reduction of the obligations owed and each lender agreed to defer further payments on their note payables until July 15, 2013 after which the notes are to be repaid in 24 to 36 monthly installments. Additionally, we have agreed to use 15% of any of the earn-out payments received pursuant to the Asset Purchase Agreement to reduce such notes payable.

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as discontinued operation. Accordingly, the operating results of the TDG Assets for the years ending December 31, 2012 and 2011 have been reclassified as discontinued operations on our consolidated Statements of Operations and in the following Management Discussion of Results from Operations.

Comparison of Fiscal Years Ended December 31, 2012 and December 31, 2011

Sales.   Our sales were $3,228,228 for 2012 compared to $4,825,663 for 2011. This represents a 33% decrease for the year 2012 compared to 2011. Consumer Video Eyewear product sales decreased to $2,692,152 or 83% of total sales for 2012 compared to $4,016,058 or 83% of our total sales in 2011. The decrease in sales was the direct result of our limited working capital which caused supply chain delays due to our inability to buy components to meet our sales demand. Sales from our engineering programs for 2012 decreased to $536,076 or 17% of total sales compared to $809,605 or 17% of total sales in 2011. The major reason for the sales decrease was completion of programs as compared to the same period in the 2011 and the wind-down of our involvement in general defense engineering services as a result of the TDG Asset sale.

Cost of Sales and Gross Margin.   Gross profit decreased to $887,202 for 2012 from $1,210,842 for 2011, a decrease of $332,640 or 27%. Gross margin (gross profit as a percentage of net sales) increased to 28% for 2012 compared to 25% for 2011. This increase was primarily the result of a change in our overall sales mix to higher margin consumer Video Eyewear and AR models in 2012, compared to the sales mix for 2011 when a larger percentage of our sales were from lower resolution Video Eyewear products, which earn a lower average gross margin.

Research and Development.   Our research and development expenses were $1,153,403 for 2012 compared to $1,340,973 for 2011. The $187,570 or 14% decrease in 2012 compared to 2011 was primarily the result of our efforts to reduce spending and personnel expenses in this area until our financial position improves.

Selling and Marketing.   Selling and marketing expenses were $1,225,154 for 2012 compared to $1,647,105 for 2011, a decrease of $421,951 or 26%. The decreases were mainly attributable to lower catalog advertising costs, lower personnel salary costs, and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $2,181,310 for 2012 as compared to $2,590,636 for 2011, a decrease of $409,326 or 16%. The decrease in costs for 2012 resulted from lower salary costs, reduced spending on professional fees and reduced rent. Offsetting these costs reductions were two unusual expense items incurred in 2012. After the TDG Asset sale, we consolidated our office space with our manufacturing facility in Rochester during September 2012 and as a result incurred relocation costs of $48,158. Secondly, included in this expense category for 2012 was $74,072 in charges related to the write-off of subscriptions receivables for two employees. There were no such expenses for 2011.

Depreciation and Amortization.   Our depreciation and amortization expense for 2012 was $468,817 as compared to $468,823 in 2011.

Other Income (Expense).   Total other expenses were $(520,804) for 2012 compared to $(433,217) in 2011, an increase of $87,587. The increase in these expenses was primarily attributable to higher interest costs. Interest expense increased by $85,993 or 22% due to the higher interest rate costs on senior debt incurred when the loans were in default during the first 6 months of 2012, as compared to most of the same period in 2011 when such loans were not in default.

Provision for Income Taxes.   The provision for income taxes for 2012 was $20,398 compared to $27,689 for 2011.The composition of each year’s tax provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation as well as Japanese branch taxes.

Income (Loss) from Discontinued Operations. The loss from the TDG discontinued operations was $(747,580) for 2012 as compared to income of $1,453,285 from discontinued operations for same period in 2011. The net reported gain on sale of discontinued operations for the 2012 period after tax, which excludes any of the potential earn-out proceeds under the Asset Purchase Agreement, was $5,817,807.

Net (Loss) and (Loss) per Share.   Our net income was $322,840 or $0.09 per share 2012 compared to a net loss of $(3,879,581) or $(1.10) per share in 2011. The per share amounts reflect our 1-for-75 reverse stock split of our common stock, which was effective February 6, 2013.

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $66,554, a decrease of $351,422 from $417,976 as of December 31, 2011.

At December 31, 2012, we had current liabilities of $5,150,648 compared to current assets of $1,209,674 which resulted in a negative working capital position of $3,940,974. As at December 31, 2011 we had a negative working position of $6,052,282. Our current liabilities are comprised principally of the current portion of long term debt, accounts payable, accrued expenses, and customer deposits.

Our continuation as a going concern is dependent upon our attaining and maintaining profitable operations and raising additional capital and/or selling certain assets. Prior to June 15, 2012, we were in default under our loan agreements with our senior lenders under our senior term debt. The sale of the TDG Assets allowed us to repay a significant portion of our senior term debt, which was in default at the time of sale. Most of our other lenders entered into loan modification agreements pursuant to which they consented to the TDG Assets sale and agreed to defer any debt payments until after July 15, 2013. Accordingly the maturity dates related to $2,538,315 in notes payable were extended by approximately 18 months, further ongoing note payments were deferred to July 15, 2013, and the prior note defaults were cured. We repaid our previous bank line of credit on June 15, 2012, which was cancelled on that date, and will seek to obtain a new line of credit. There is no assurance that a replacement credit facility can be negotiated, or the amount and terms of any future bank drawings.

We are currently in default under our loan agreement with LC Capital Master Fund Ltd., our senior lender for failure to comply with a minimum cash covenant and failure to make scheduled principal payments in the total amount of $154,781 as of December 31, 2012, as per the terms of our loan agreement. We are currently negotiating with our senior lender and requesting that the senior lender grant a waiver or enter into a forbearance agreement, under which it would agree to forbear from enforcing its remedies against us. Our senior lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if we receive a waiver or enter into a forbearance agreement, it is uncertain whether we will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of our convertible senior secured term debt has been shown as current and due within one year.

Operating Activities.   We used $2,823,296 of cash for 2012 compared to $1,503,661 in 2011. Changes in non-cash operating assets and liabilities were $1,068,258 for the 2012 and $1,220,745 in the same period in 2011. The major non-cash operating items for 2012 resulted from a $717,499 reduction in inventory and a $607,885 reduction in accounts receivable, a $(912,122) reduction in accounts payable and $(329,073) reduction in customer deposits, along with a $677,994 increase in accrued interest. Included in these items were reductions of $(299,599) in accounts receivable and $(1,135,042) in inventory related to the sale of the TDG Assets. The major non-cash operating items for 2011 resulted from a $(362,226) reduction in accounts payable and a $(897,441) reduction in customer deposits.

Investing Activities.   Investing activities provided $7,272,085 of cash for 2012 as compared to using $897,403 of cash in the same period in 2011. In 2012, we used $180,189 of cash primarily for the purchase of computer equipment additions and tooling, as compared to $800,397 for the same period in 2011. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $67,923 in 2012 and $97,006 in the same period in 2011. From the sale of the TDG Assets we received proceeds of $8,345,793 less expenses of $(825,596) or a net of $7,520,197.

Financing Activities.   We used $4,800,211 of cash for financing activities in 2012, compared to generating $182,221 of cash from financing activities in 2011. During 2012, the primary use of cash was a $(539,581) reduction in drawings under our operating line of credit and the repayments on term debt of $(4,474,879) as required by our lenders for their approval of the sale of the TDG Assets. During 2011 we increased our net borrowings under our credit lines by $556,041 and made repayments of $329,393 on our notes payable and $64,910 on our capital leases.

Capital Resources.   As of December 31, 2012, we had a cash balance of $66,554, a decrease of $351,422 from $417,976 as of December 31, 2011. The outstanding balance under our line of credit as of December 30, 2012 was $112,500. As this line is fully drawn, we will seek to negotiate a new operating credit facility or seek alternative sources for an operating loan.

The TDG Asset sale and subsequent debt restructurings improved our working capital position, reducing our working capital deficit to $3,940,974 on December 31, 2012 as compared to a deficit of $6,052,282 as of December 31, 2011. However, due to our continued operating losses and business transition away from our prior TDG business activities, we expect to see a further rise in our working capital deficiency.

During the years ended December 31, 2012 and 2011, we have been unable to generate cash flows other than our recent asset sales, sufficient to support our operations and we have been dependent on term debt financings, equity financings, revolving credit financing and most recently asset sales. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future. Our independent auditors issued a going concern paragraph in their reports for the years ended December 31, 2012 and 2011. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. With our current level of funding and ongoing losses from operations, as well as the fact we are currently in breach of certain covenants with our senior lender and its lack of agreement to provide a waiver or enter into a forbearance agreement with us, substantial doubt exists about our ability to continue as a going concern.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to continue our waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, which will be the principal use of our cash.

We have previously attracted funding in the form of subordinated debt and a bank line of credit. However, there can be no assurance that we will be able to do so in the future or that if we raise additional capital it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

We also rely on credit lines from key suppliers and customer deposits in managing liquidity. As a result, if our trade creditors were to impose unfavorable terms or customers decline to make advance deposits for their orders, it would negatively impact our ability to obtain products and services on acceptable terms, produce its products and operate our business.

We intend to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. Management’s plans concerning these matters are discussed below and in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;

•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality products;

•	the introduction of see-through and new high resolution Video Eyewear;

•	restructuring and reengineering our organization and processes to increase efficiency and reduce our operating costs wherever possible;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions;

•	exploring our options with respect to new equity financings or debt borrowings; and

•	exploring the licensing of our IP

We have engaged an investment banking firm to assist us with respect to a planned public stock offering of up to $15,000,000. There is no assurance we will be successful in raising such funds. Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through 2013 without additional sources of cash, such as the planned public offering above, and/or the deferral, reduction or elimination of significant planned, but not as of yet committed, expenditures on new products, tooling, R&D, and marketing. A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels. If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations. Any of these actions could harm our business, results of operations and future prospects.

We anticipate that the successful completion of our planned $15,000,000 public stock offering, if it occurs, together with the conversion of the majority of our outstanding promissory notes to common stock which we intend to seek in connection therewith, will provide us sufficient capital to implement our current operating plan and planned new product development activities. We also anticipate that the net proceeds from the successful completion of our planned public stock offering, if it occurs, will provide us sufficient unallocated working capital to eliminate the doubt about our ability to continue as a going concern for at least 18 months. We can give no assurance that we will be able to obtain additional financing on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. The proposed public offering mentioned above, does not contemplate any potentially dilutive adjustments. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets on a distress basis and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-1 through F-__ of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2012.

(a) Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weaknesses set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2012 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2012:

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

Inventory

We have identified weaknesses in our inventory controls as follows:

•	Documented processes and controls are insufficient and are not working effectively for several key inventory processes including inventory adjustments and reserves for excess, defective and obsolete inventory.
•	Supervision and checking of physical counts.
•	Inventory valuation processes and controls are not sufficiently documented and are not working effectively including costs to be expensed versus inventoried and maintenance of adequate supporting documentation for current unit costs and bill of materials.

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

VUZIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vuzix Corporation

We have audited the accompanying consolidated balance sheets of Vuzix Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’(deficit) equity and cash flows for each of the years in the two-year period ended December, 31, 2012. Vuzix Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation and its subsidiaries as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders’ (deficit) equity and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has incurred substantial losses from operations in recent years. In addition, the Company is dependent on its various debt and compensation agreements, described in Notes 3, 16 and 17 to fund its working capital needs. The Company was not in compliance with its financial covenants under a senior secured debt holder and had other debts past due in some cases. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

March 19, 2013.

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets
Cash and Cash Equivalents	$66,554	$417,976
Accounts Receivable, Net (Note 7)	170,600	1,078,084
Inventories (Note 8)	687,181	2,539,721
Deferred Offering Costs (Note 9)	199,571	—
Prepaid Expenses and Other Assets	85,768	100,625

Total Current Assets	1,209,674	4,136,406
Tooling and Equipment, Net (Note 10)	664,967	961,692
Patents and Trademarks, Net (Note 11)	551,307	720,599

Total Assets	$2,425,948	$5,818,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,896,567	$3,766,617
Lines of Credit (Note 12)	112,500	652,081
Notes Payable (Note 13)	258,209	—
Current Portion of Long-term Debt, net of discount	1,060,188	4,924,838
Current Portion of Capital Leases	57,244	84,684
Customer Deposits (Note 14)	63,079	392,151
Accrued Interest	161,703	62,177
Accrued Expenses (Note 15)	519,672	305,840
Income Taxes Payable	21,486	300

Total Current Liabilities	5,150,648	10,188,688

Long-Term Liabilities
Accrued Compensation (Note 16)	1,010,096	810,096
Long Term Portion of Term Debt, net of discount (Note 17)	1,715,253	1,072,051
Long Term Portion of Capital Leases (Note 18)	40,041	52,000
Accrued Interest	719,475	520,610

Total Long-Term Liabilities	3,484,865	2,454,757

Total Liabilities	8,635,513	12,643,445

Stockholders’ Equity (Deficit)
Series C Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; (Note 20) 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 3,536,865 Shares Issued and Outstanding December 31 and December 31, Respectively and 3,514,671 Shares Issued and Outstanding December 31, Respectively	265,259	265,259
Additional Paid-in Capital	19,671,480	19,455,241
Accumulated (Deficit)	(26,146,304)	(26,469,144)
Subscriptions Receivable (Note 23)	—	(76,104)

Total Stockholders’ Equity (Deficit)	(6,209,565)	(6,824,748)

Total Liabilities and Stockholders’ Equity	$2,425,948	$5,818,697

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional	Accumulated	Preferred Stock		Subscriptions
	Shares*	Amount	Paid-In Capital	Deficit	Shares	Amount	Receivable	Total

Balance — December 31, 2010	3,514,743	$263,600	$19,141,802	$(22,589,563)	—	$—	$(227,336)	$(3,411,497)
Warrants Issued for Services	—	—	—	—	—	—	—
Issuance of Common Stock from Exercise of Stock Options	17,307	1,298	15,752					17,050
Issuance of Common Stock from Exercise of Warrants	4,815	361	3,250					3,611
Stock Compensation Expense	—	—	298,664	—	—	—	—	298,664
Forgiveness of Subscriptions Receivable			(4,227)				151,232	147,005
2011 Net Loss	—	—	—	(3,879,581)	—	—	—	(3,879,581)

Balance — December 31, 2011	3,536,865	$265,259	$19,455,241	$(26,469,144)	—	$—	$(76,104)	$(6,824,748)

Forgiveness of Debt	—	—	46,037	—	—	—	—	46,037
Stock Compensation Expense	—	—	172,233	—	—	—	—	172,233
Forgiveness of Subscriptions Receivable			(2,031)				76,104	74,073
2012 Net Income	—	—	—	322,840	—	—	—	322,840

Balance — December 31, 2012	3,536,865	$265,259	$19,671,480	$(26,146,304)	—	$—	$—	$(6,209,565)

* All share amounts for all periods reflect the Company’s 1-for-75 reverse stock split, which was effective February 6, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2012	2011

Sales of Products	$2,692,152	$4,016,058
Sales of Engineering Services	536,076	809,605

Total Sales	3,228,228	4,825,663

Cost of Sales — Products	2,135,484	3,187,835
Cost of Sales — Engineering Services	205,542	426,986

Total Cost of Sales	2,341,026	3,614,821

Gross Profit	887,202	1,210,842
Operating Expenses:
Research and Development	1,153,403	1,340,973
Selling and Marketing	1,225,154	1,647,105
General and Administrative	2,181,310	2,590,636
Depreciation and Amortization	468,817	468,823
Impairment of Patents and Trademarks	64,703	35,265

Total Operating Expenses	5,093,387	6,082,802
(Loss) from Continuing Operations	(4,206,185)	(4,871,960)

Other Income (Expense)
Interest and Other (Expense) Income	232	1,182
Foreign Exchange Gain (Loss)	(11,111)	(35,770)
Interest Expense	(509,925)	(398,629)

Total Other Income (Expense)	(520,804)	(433,217)

(Loss) from Continuing Operations Before Provision for Income Taxes	(4,726,989)	(5,305,177)
Provision (Benefit) for Income Taxes (Note 18)	20,398	27,689

(Loss) from Continuing Operations	(4,747,387)	(5,332,866)

Income (Loss) from Discontinued Operations (Note 4)	(747,580)	1,453,285
Gain on Disposal of Discontinued Operations (Note 5), net of tax	5,817,807	—

Net Income (Loss)	$322,840	$(3,879,581)

Earnings (Loss) per Share from Continuing Operations (Note 6)
Basic	$(1.34)	$(1.52)
Diluted	$(1.34)	$(1.52)
Earnings (Loss) per Share
Basic	$0.09	$(1.10)
Diluted	$0.09	$(1.10)
Weighted-average Shares Outstanding Basic	3,536,865	3,518,333
Diluted	3,651,100	4,193,282

(1) All per-share amounts and shares outstanding for all periods reflect the Company’s 1-for-75 reverse stock split, which was effective February 6, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended
	December 31,
	2012	2011

Cash Flows from Operating Activities
Net Income (Loss)	$322,840	$(3,879,581)
Non-Cash Adjustments
Depreciation and Amortization	468,817	468,823
Impairment of Patents and Trademarks	64,703	35,265
Stock-Based Compensation Expense	172,233	298,664
Non-Cash Compensation	74,073	99,828
Forgiveness of Debt	46,037	—
Gain on Sale of Discontinued Operations	(5,817,807)	—
Amortization of Senior Term Debt Discount	777,550	252,595
(Increase) Decrease in Operating Assets
Accounts Receivable	607,885	228,821
Inventories	717,499	1,208,942
Prepaid Expenses and Other Assets	14,857	110,193

Increase (Decrease) in Operating Liabilities
Accounts Payable	(912,122)	(362,226)
Accrued Expenses	99,832	17,042
Customer Deposits	(329,073)	(897,441)
Income Taxes Payable	1,386	(8,800)
Accrued Compensation	200,000	200,000
Accrued Interest	667,994	724,214

Net Cash Flows (Used in) Provided by From Operating Activities	(2,823,296)	(1,503,661)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(180,189)	(800,397)
Investments in Patents and Trademarks	(67,923)	(97,006)
Proceeds from Sale of Assets, Net of Direct Costs	7,520,197	—

Net Cash (Used in ) Provided by From in Investing Activities	7,272,085	(897,403)

Cash Flows from Financing Activities
Net Change in Lines of Credit	(539,581)	556,041
Repayment of Capital Leases	(92,739)	(64,910)
Repayment of Long-Term Debt and Notes Payable	(4,474,879)	(329,393)
Exercise of Stock Options	—	16,871
Exercise of Stock Warrants	—	3,612
Proceeds from Notes Payable	364,488	—
Deferred Offering Costs	(57,500)	—

Net Cash Flows (Used in) Provided by Financing Activities	(4,800,211)	182,221

Net Increase (Decrease) in Cash and Cash Equivalents	(351,422)	(2,218,843)
Cash and Cash Equivalents — Beginning of Year	417,976	2,636,819

Cash and Cash Equivalents — End of Year	$66,554	$417,976

Supplemental Disclosures
Interest Paid	170,512	284,186
Income Taxes Paid	19,012	39,502

Non-Cash Investing Activities
Equipment Acquired Under Capital Lease	53,340	44,261
Non-Cash Financing Activities
Deferred Offering Costs Not Yet Paid	142,071	—

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The results of the Company’s Tactical Display Group business have been classified and presented as discontinued operations in the accompanying Consolidated Statement of Operations (Note 4). Prior period results have been adjusted to conform to this presentation. No other prior period adjustments have been made to the Consolidated Financial Statements and following notes.

All per share amounts, outstanding shares, warrants, options and shares issuable pursuant to convertible securities for all periods reflect the Company’s 1-for-75 reverse stock split, which was effective February 6, 2013.

Note 2 — Summary of Significant Accounting Policies

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

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”

Shipments to customers outside of the United States approximated 27% and 16% of sales in 2012 and 2011, respectively. No single international country represented more than 10% of revenues. The Company does not maintain significant amounts of long-lived assets outside of the United States other than tooling held by its third party manufacturers, primarily in China.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has at times had a concentration of sales to the U.S. government, the majority of which was reported as discontinued operations and they amounted to approximately 11% and 21% of sales in 2012 and 2011, respectively. Accounts receivable from the U.S. government accounted for -0-% and 17% of accounts receivable at 2012 and 2011, respectively. Another customer, who is also a minority stockholder, represented 10% and 22% of our total revenues, all of which was reported as sales from discontinued operations in 2012 and 2011, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily consists of cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other assets, accounts payable, lines of credit, current portion of long-term debt and capital leases, customer deposits, accrued expenses, and income taxes payable.

As of the consolidated balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowing approximate those that would have been available for loans for similar remaining maturity and risk profiles at respective year ends.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Patents and Trademarks

The Company capitalizes the costs of obtaining its patents and registration of Trademarks. Such costs are accumulated and capitalized during the filing periods, which can take several years to complete. Successful applications that result in the granting of a patent or trademark are then amortized over 15 years on a straight-line basis. Unsuccessful applications are written off and expensed in the fiscal period where the application is abandoned or discontinued.

Long-Lived Assets

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2012, an impairment charge of $64,703 was recorded related to abandoned patents and trademarks. In 2011, an impairment charge of $35,265 was recorded related to abandoned patents and trademarks.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2012 and 2011 amounted to $253,815 and $513,683, respectively. These amounts are inclusive of $4,500 in 2012 and $11,268 in 2011 that are included in Discontinued Operations.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net (loss) income less accrued dividends on the Series C preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, the assumed exercise of stock options and warrants and the conversion of preferred shares or convertible notes payable are anti-dilutive, therefore basic and diluted earnings per share are not the same for all periods.

Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value of those awards. In all cases the Company used the fair market value of our common stock on the date of each option grant was determined based on last most recent cash sale of common stock in an arm’s length transaction with an unrelated third party when we were private and since the Company became public in January 2010, our market price on the TSX Venture Exchange. Stock-based compensation expense includes an estimate of forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of FASB ASC Topic 718, stock-based compensation expense associated with stock option grants for the years ending December 31, 2012 and 2011 was $172,233 and $298,664, respectively.

The Company issues new shares upon stock option exercises. Please refer to Note 22, Stock Option Plans, for further information.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Note 3 —Going Concern Issues

The Company’s independent registered public accounting firm’s reports issued on the consolidated financial statements for the year ended December 31, 2012 and 2011 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The Company has incurred annual net losses from its continuing operations of $4,747,387 in 2012 and $5,332,866 in 2011, and has an accumulated deficit of $26,146,304 as of December 31, 2012. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

With the sale of assets relating to the Company’s Tactical Display Group business (the “TDG Assets”) and subsequent debt repayments, the Company was for a period no longer in default under the various covenants then contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan agreement. This asset sale, debt repayments and other debt deferrals have improved the working capital position of the Company, reducing the Company’s working capital deficiency to $(3,940,974) as of December 31, 2012 compared to $(6,052,282) as of December 31, 2011. However due to its continued operating losses and the transition of its business away from existing military related product sales, it expects to see a further increase in its working capital deficiency until new technology and commercial products are developed.

The Company is not in compliance with its minimum cash covenant as contained in its agreements with its Convertible, Senior Secured Term loan lender. Additionally the Company has not been making its required monthly principal payments and was $154,781 behind as of December 31, 2012. The Company is attempting to negotiate a waiver and a rescheduling of its required principal payments, but to date the senior lender has not issued such waivers or entered into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lender is currently able to exercise their remedies under the loan agreement, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

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

Management of the Company is currently pursuing a financing to raise the additional capital needed to continue planned operations. In the event that the Company is unable to complete a sufficient public offering in a timely manner, the Company would need to pursue other financing alternatives during 2013, which could include a private financing, bridge financing or collaboration agreements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into additional collaborative arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. Arrangements with collaborators or others may require the Company to relinquish rights to certain of its technologies or product candidates. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs or future commercialization efforts, which could adversely affect its business prospects.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Discontinued Operations

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

In accordance with ASC 205-20, the sale of the TDG Assets have been accounted for as discontinued operation. Accordingly, the operating results of the TDG Assets for the years ended December 31, 2012 and 2011 have been reclassified as discontinued operations on the Consolidated Statement of Operations. Below is a summary of these results:

	For Years
	Ended December 31,
	2012	2011

Sales of Products	$1,768,754	$7,350,614
Sales of Engineering Services	358,921	878,019

Total Sales	2,127,675	8,228,633

Total Cost of Sales	1,273,907	4,699,546

Gross Profit	853,768	3,529,087

Operating Expenses:
Research and Development	295,138	781,386
Selling and Marketing	200,378	444,407
General and Administrative	—	—
Depreciation and Amortization	—	—
Interest Expense on Senior Debt*	353,584	597,415
Amortization Senior Debt Discount*	752,248	252,594

Income (Loss) from Discontinued Operations	(747,580)	1,453,285

Gain (Loss) on Disposal of Discontinued Operations	5,837,607	—
Provision (Benefit) for Income Taxes (Note 19)	19,800	—
	5,817,807	—

Net Income (Loss) from Discontinued Operations	$5,070,227	$1,453,285

Basic Income (Loss) per Share	$1.43	$0.41
Diluted Income (Loss) per Share	$1.43	$0.41
Weighted-average Shares Outstanding Basic (Note 6)	3,536,865	3,518,333
Weighted-average Shares Outstanding Diluted (Note 6)	3,651,100	4,193,282

* Amounts reported represent the interest expense and the amortization of the discount on the Senior Term debt that was required to be repaid from the proceeds of the TDG Asset sale.

Note 5 — Gain on Asset Disposal

In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Business included sale of the Company’s proprietary Tac-Eye displays and its night vision electronics and optics module products. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to other end user consumers, and to TDG and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market. Each party agreed to refer to the other, business opportunities for the sale of products and services in its markets. Also pursuant to the Agreement, the Company and TDG entered into a Vuzix Authorized Reseller Agreement, pursuant to which TDG is authorized as the exclusive reseller of the Company’s current and future products to military, defense and security organizations, unless TDG elects to have the Company make such sales directly.

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

The following represents the major components of the reported gain on sale:

Net Sales Price	$8,345,793
Less:
Professional Fees on Sale of Assets	(825,596)
Accounts Receivable Sold	(299,599)
Inventories Sold	(1,135,042)
Tooling & Equipment Sold	(120,832)
Patents and Trademarks Sold	(113,117)
Federal Income Tax	(19,800)
Sales Taxes on Asset Sale	(14,000)

Net Gain on Sale of Asset	$5,817,807

Note 6 — Net Earnings (Loss) Per Share (EPS)

ASC 260-10 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options and warrants issued by the Company, are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants will generally have a dilutive effect when the average market price of common stock during the period exceeds their exercise price. The dilutive effect of outstanding convertible debt issued by the Company is reflected in diluted EPS using the if-converted method. For periods of net loss, basic and diluted EPS are the same as the assumed exercise of stock options and warrants and the conversion of convertible debt are anti-dilutive.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2012	2011

Net (Loss) from Continuing Operations (A)	$(4,747,387)	$(5,332,866)

Net Income (Loss) (B)	$322,840	$(3,879,581)
Add - Interest savings from converted debt	114,537	—
Adjusted Diluted Net Income (Loss) (F)	$437,377	$(3,879,581)

Weighted Average Shares Outstanding:
Weighted average basic shares outstanding (C)	3,536,865	3,518,333
Dilutive effect of options and warrants	31,354	65,910
Dilutive effect of convertible debt	82,881	609,039

Weighted Average Dilutive Shares Outstanding (D)	3,651,100	4,193,282

Earnings (Loss) Per Share From Continuing Operations
Basic (A/C)	$(1.34)	$(1.52)
Diluted (1)	$(1.34)	$(1.52)

Earnings (Loss) Per Share
Basic (B/C)	$0.09	$(1.10)
Diluted (F/D) (1) (2)	$0.09	$(1.10)

(1) Due to net loss for period, dilutive loss per share is the same as basic.

(2) Due to the antidilutive impact of the convertible debt under the if-converted method, the diluted earnings per share is the same as basic.

Note 7 — Accounts Receivable, Net

Accounts receivable consisted of the following:

	December 31, 2012	December 31, 2011

Accounts Receivable	$170,600	$1,078,084
Less: Allowance for Doubtful Accounts	—	—

Net	$170,600	$1,078,084

Note 8 — Inventories, Net

Inventories consisted of the following:

	December 31, 2012	December, 31, 2011

Purchased Parts and Components	$945,550	$2,085,616
Work in Process	46,259	313,601
Finished Goods	259,112	714,944
Less: Reserve for Obsolescence	(563,740)	(574,440)

Net	$687,181	$2,539,721

Note 9 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred through to December 31, 2012 that are related to a Proposed Offering and that will be charged to capital upon the completion of the Proposed Offering or charged to expense if the Proposed Offering is not completed.

	December 31, 2012	December 31, 2011

Professional and agents’ fees paid	$57,500	$—
Professional and agents’ fees included Accrued Expenses	142,071	—

Total	$199,571	$—

Note 10 — Tooling and Equipment, Net

Tooling and equipment consisted of the following:

	December 31, 2012	December 31, 2011

Tooling and Manufacturing Equipment	$1,685,006	$2,127,816
Computers and Software	615,567	676,196
Furniture and Equipment	763,134	725,055

	$3,063,707	$3,529,067
Less: Accumulated Depreciation	(2,398,740)	(2,567,375)

Net	$664,967	$961,692

Total depreciation expense for tooling and equipment for the years ending December 31, 2012 and 2011 was $409,421 and $400,790, respectively.

Note 11 — Patents and Trademarks, Net

	December 31, 2012	December 31, 2011

Patents and Trademarks	$803,687	$1,081,851
Less: Accumulated Amortization	(252,380)	(361,252)

Net	$551,307	$720,599

Total amortization expense for patents and trademarks for the years ending December 31, 2012 and 2011 it was $59,396 and $68,033, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is $53,579. We recorded an impairment charge of $64,703 representing cost of $171,868, less accumulated amortization of $107,165 for the year ending December 31, 2012. We recorded an impairment charge of $28,576 representing cost of $39,352, less accumulated amortization of $10,776 in 2011 regarding our abandoned patents and trademarks.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Lines of Credit

The Company had available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on this line of credit amounted to $112,500 and $-0- at December 31, 2012 and 2011, respectively.

 The Company entered into an agreement with a bank for a $2 million credit facility to support its ongoing working capital needs. The credit facility was an accounts receivable formula based line of credit. The Bank had been granted a first position security interest in all of Company’s current and future assets, with the exception of Intellectual Property in which its position is second to the lien of the holder of the Senior Loan described in Note 17. All other secured debt is subordinate to the Bank facility.

The Company was in default under this loan facility on December 31, 2011, whose balance was $652,081 at December 31, 2011, and carried an effective interest rate of 9.5%.

However due to the sale of the TDG Assets, and because the Company was not in compliance with its EBITDA covenants under its loan agreement with the bank as of December 31, 2011 and through to June 15, 2012, the Company was required to pay off and close the line as part of the TDG Asset sale transaction.

Note 13 — Notes Payable

Notes payable represent promissory notes payable by the Company.

Note payables to officers and shareholders of the Company. Principal along with accrued interest is due and payable on March 31, 2013. The notes bear interest at 18.5% and secured by all the assets of the Company.	$165,738
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note is to be repaid in 12 blended monthly payments of $5,645.	46,737
Note payable to an officer of the Company due on December 31, 2013. The note bears interest at 7.49% and monthly principal payments of $2,691 plus accrued interest are required.	45,734
Total Notes Payable outstanding as of December 31, 2012	$258,209

There were no short-term notes payable outstanding as of December 31, 2011.

Note 14 — Customer Deposits

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2012	December 31, 2011

Accrued Wages and Related Costs	$31,197	$96,375
Accrued Compensation	181,322	—
Accrued Professional Services	181,227	79,500
Accrued Warranty Obligations	93,788	118,611
Other Accrued Expenses	32,138	11,354

Total	$519,672	$305,840

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2012 and 2011 were as follows:

Accrued Warranty Obligations at December 31, 2010	$99,257
Reductions for Settling Warranties	(242,886)
Warranty Issued During Year	262,240

Accrued Warranty Obligations at December 31, 2011	$118,611
Reductions for Settling Warranties	(126,308)
Warranty Issued During Year	101,485
Accrued Warranty Obligations at December 31, 2012	$93,788

Note 16 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services rendered that remain outstanding. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding monthly. The respective interest amounts are included in Accrued Interest, under the Long-Term Liabilities. The unpaid principal amounts are shown as Long-Term Liabilities on the consolidated balance sheet

	Accrued Compensation	Accrued Interest

Balance as at December 31, 2010	$645,096	$268,467
Additions 2011	200,000	83,211
Subtractions 2011	(35,000)	(12,355)
Balance as at December 31, 2011	810,096	339,323
Additions 2012	200,000	103,315
Balance as at December 31, 2012	$1,010,096	$442,638

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Long-Term Debt

Long-term debt consisted of the following at December 31:

	December 31, 2012	December 31, 2011

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company	225,719	294,319
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months.	396,004	396,004
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(97,003)	(122,305)
Convertible, Senior Secured Term Debt. The principal is subject to a fixed repayment schedule beginning in October through to October 2013, bears interest at 13.5%, per annum, which is due and payable monthly, beginning July 15, 2012. The loan is secured by a first security position in all the assets of the Company. Principal payments in arrears totaled $154,781 as of December 31, 2012	619,122	4,549,520
Unamortized debt discount related Warrants issued pursuant to Senior Term Debt net of $-0- and $252,595 for 2012 and 2011 respectively.	-0-	(752,248)
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	1,320,643	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	101,748	101,745

	$2,775,441	$5,996,889
Less: Amount Due Within One Year	(1,060,188)	(4,924,838)

Amount Due After One Year	$1,715,253	$1,072,051

The aggregate maturities for all long-term borrowings as of December 31, 2011 are as follows:

2013	2014	2015	2016	Thereafter	Total
$1,060,188	$688,972	$568,335	$457,946	$—	$2,775,441

Aggregate maturities reflect future cash principle payments exclusive of non-cash amortization discount.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 23, 2010, the Company issued Convertible, Senior Secured Term Debt in the principal amount of $4,000,000 which accrued interest at a rate of 12% per annum, payable semi-annually commencing June 23, 2011. The Company issued to the Senior Secured Term Debt Lender warrants to purchase up to 533,333 Common Shares (the “Warrants”), at an exercise price of $7.47 per share, at any time prior to December 23, 2014. The fair value of these Warrants, $1,010,379 was reflected as a discount against the loan amount, net of amortization of $-0- in 2012 and $252,595 in 2011. As a result of the TDG Asset Sale on June 15, 2012 and the early repayment of the entire principal, the unamortized discount of $636,678 was fully expensed in the second quarter of 2012.

The maximum number of Common Shares that may be issued pursuant to: (i) the exercise of Warrants; and (ii) the conversion of principal and interest owing under the Loan, shall not exceed 620,236 Common Shares.

Pursuant to the Senior Secured Term Debt transaction, on December 23, 2010, an aggregate amount of $2,320,980 in principal and accrued interest outstanding on certain current Notes Payable and secured deferred trade payables was deferred and added to long-term debt and is included in the above table. Included in these Notes Payable noted above, are Long-term secured deferred trade payables representing amounts owed to two suppliers of the Company for component purchases in 2009 that have been deferred and remain outstanding. The principal amount of $1,746,000 was originally due and payable on January 15, 2011. However as part of the Company’s debt restructuring pursuant to the Senior Secured Term Debt mentioned above, the two suppliers agreed to extend the period of repayment for 24 and 36 months respectively, inclusive of accrued interest, with monthly equal blended payments commencing January 15, 2011. In connection with the sale of the TDG Assets, these lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale and released their security interest in the TDG Assets sold. The deferred trade payables totaling $1,320,643 then owed to the two lenders were modified and restructured under which the principal and interest would become subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. These deferred trade payables are secured by all of the assets of the Company and interest on the outstanding balances is payable at 12% per annum. In the event the Company consummates an new equity financing that results in gross proceeds of at least US$10,000,000 then the Company must, subject to regulatory approvals apply not less than 50% of the proceeds from the such equity financings to the prompt payment of the Long-term deferred trade payable.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not made any of its required principal payment and was a total of $154,781 in arrears as of December 31, 2012 and was not in compliance with its minimum cash covenant under its loan agreement. As a result the Company is default under its loan agreement with the lender and the interest rate on this loan is now 18.5% until the default is cured. The Company and the lender are currently attempting to negotiate a waiver or have them enter into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company, but they have not agreed to do so at this time. As such the lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if the Company receives a waiver or enters into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year.

Pursuant to the various other Loan Modification and Consent agreements, the Company in connection with the sale of the TDG Assets made payments totaling $200,000 in reduction of the obligations owed to certain Notes Payable holders. Each such secured note holders agreed to defer further payments on its Note Payable due from the Company until July 15, 2013 after which the notes are to be repaid in 24 to 36 equal monthly installments. Additionally the Company has agreed to use 15% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce such Notes Payable.

Note 18 — Capital Lease Obligations

The Company maintains equipment held under capital lease obligations due in monthly installments ranging from $176 to $2,049 including interest at rates ranging from 9.80% to 32.46%. The related equipment is collateral to the leases. Final payments are due through September 2015.

	December 31, 2012	December 31, 2011

Total Principal Payments	$97,285	$136,684
Less: Amount Due Within One Year	(57,244)	(84,684)

Amount Due After One Year	$40,041	$52,000

Annual requirements for retirement of the capital lease obligations are as follows:

December 31,	Amount
2013	$74,321
2014	31,687
2015	18,445

Total Minimum Lease Payments	$124,453
Less: Amount Representing Interest	(27,168)

Present Value of Minimum Lease Payments	$97,285

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of assets held under capital leases:

December 31,	2012	2011

Computers and Software	$96,925	$277,350
Furniture and Equipment	92,446	91,893

	$189,371	369,243
Less: Accumulated Depreciation	(81,190)	(301,726)

Net	$108,181	$67,517

Depreciation expense related to the assets under capital lease amounted to $34,433 and $75,713 for years ended December 31, 2012 and 2011, respectively.

Note 19 — Income Taxes

The Company files U.S. federal and U.S. state tax returns. At December 31, 2012, the Company had unrecognized tax benefits totaling $5,151,000, of which would have a favorable impact on our tax provision (benefit), if recognized.

Pre-tax earnings consisted of the following for the years ended December 31, 2012 and 2011:

December 31,	2012	2011

Total Pre-Tax (Loss) Earnings	$363,038	$(3,851,892)

The provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011

Current Income Tax Provision (Benefit)
Federal – (all related to Gain on Sale of Discontinued Operations)	$19,800	$—
State and Foreign	20,398	27,689
State Tax Credit Refund	—	—
Net Change in Liability for Unrecognized Tax Benefits	—	—
	$40,198	$27,689
Deferred Provision (Benefit)	—	—

Total Provision (Benefit)	$40,198	$27,689

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Federal Income Tax at Statutory Rate	34.0%	34.0%
State Tax Provision, Net of Federal Benefit	3.5%	—
Meals and Entertainment	1.4%	(0.3)%
Stock Compensation Expense	16.1%	(2.6)%
Research and Development Credits	4.2%	(0.7)%
Officer’s Life Insurance	0.3%	—
Change in Rate Assumptions	(114.5)%	—
Adjustments to Prior Year Tax Credits	(11.6)%	—

Effective Tax Rate	(66.6)%	30.4%
Change in Valuations Allowance	77.7%	(30.4)%

Net Effective Tax Rate	11.1%	0.0%

Deferred tax assets (liabilities) for the years ended December 31, 2012 and 2011 consist of the following:

	2012	2011
Assets
Current
Inventory and Inventory Related Items	$234,000	$103,000
Warranty Reserves	32,000	14,000
Accrued Interest	152,000	73,000
Accrued Services	28,000	4,000
Accrued Loss Contingency	9,000		-
Non-Current
Net Operating Loss Carryforwards	2,881,000	3,267,000
Accrued Compensation	405,000	122,000
Tax Credit Carryforwards	1,399,000	1,347,000
Depreciation	11,000	9,000

Total Gross Deferred Tax Assets	$5,151,000	$4,939,000
Valuation Allowance — 100%	(5,151,000)	(4,939,000)

Total Net Deferred Tax Assets	$—	$—

Liabilities
Current
Patent costs	$-	$70,000

Total Gross Deferred Tax Liabilities	-	70,000
Valuation Allowance — 100%	-	(70,000)

Total Net Deferred Tax Liability	$—	$—

Net Deferred Tax	$—	$—

	2012	2011
Net Current Deferred Tax Assets	$—	$—
Net Long-Term Deferred Tax Assets	$—	$—

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2012 and 2011, the Company generated federal and state net operating losses for income tax purposes. These federal and state net operating loss carryforwards, which total approximately $20,607,000 at December 31, 2012 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carryforwards, federal general business tax credits of $1,157,000 begin to expire in 2017, if not utilized. The Company’s state tax credits total $242,000 and begin to expire in 2018.

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

The following table summarizes the activity in the valuation allowance account for 2012 and 2011:

Balance, December 31, 2010	$4,256,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	536,000
Federal Tax Credits	50,000
State Research and Development Tax Credits	27,000

Balance, December 31, 2011	$4,869,000

Additions Relating to Uncertain Future Realization of
Net Operating Losses	230,000
Federal Tax Credits	27,000
State Research and Development Tax Credits	25,000

Balance, December 31, 2012	$5,151,000

 VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Preferred Stock

Preferred stock

Shares of undesignated preferred stock may be issued in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred authorized are authorized as of December 31, 2012 and December 31, 2011. There were 0 shares issued or outstanding on December 31, 2012 and 2011. There were no preferred dividends owing as of December 31, 2012 or 2011.

Note 21 — Stock Warrants

During the years ending December 31, 2012 and 2011, the Company issued no new warrants.

During 2012, no warrants were exercised. During 2011, 4,814 warrants were exercised at a price of $0.75 per share.

The following table shows the various changes in warrants for the years December 31, 2012 and 2011. The exercise prices range from $0.66 to $15.00 per share. All outstanding warrants and exercise prices reflect the Company’s 1 for 75 reverse stock-split, which was effective February 6, 2013.

	December 31, 2012	December 31, 2011

Warrants Outstanding, Beginning of Year	867,628	874,730
Exercised During the Year	—	(4,814)
Issued During the Year	—	—
Forfeited During the Year	(210,987)	(2,288)

Warrants Outstanding, End of Year	656,641	867,628

The outstanding warrants as of December 31, 2012 expire from May 2013 to May 2015. The weighted average remaining term of the warrants is 1.9 years. The weighted average exercise price is $7.51 per share.

Note 22 — Stock Option Plans

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

	2007 Plan	2009 Plan	Total
Outstanding as of December 31, 2012	113,004	79,725	192,729
Available for future issuance under plan	—	382,799	382,799
Totals authorized by plan	113,004	462,524	575,528

 VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Plan gives the Board of Directors of the Company the ability to determine vesting periods for all options granted under the Plan, and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five year period, commencing on the date of grant. Most vest ratably over four years commencing on the date of the option grant. In the case of directors, such options are granted annually and they expire ten years after the date of their grant and vest ratably, on a monthly basis, over the next 12 months. Non-employee directors have vesting of 50% immediately on grant and the balance vest ratably, on a monthly basis, over the next 12 months. Advisors or consultants can have vesting range from 100 percent of the option grants vesting immediately to ratably, on a monthly basis, up to 48 months. All outstanding options and exercise prices reflect the Company’s 1 for 75 reverse stock-split, which was effective February 6, 2013.

The following table summarizes stock option activity for the years ended December 31, 2012 and 2011:

		Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2010	205,809	$8.87	$0.46 – $ 0.66
Granted	128,836	$9.08	$7.50 – $ 15.00
Exercised	(17,307)	$0.75	$0.46 – $ 7.50
Expired or Forfeited	(49,482)	$8.84	$1.70 – $ 17.50

Outstanding at December 31, 2011	267,856	$8.87	$0.46 – $ 17.50
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(75,127)	$0.65	$0.46 – $ 2.17
Outstanding at December 31, 2012	192,729	$10.68	$1.70 – $ 17.50

As of December 31, 2012, there were 159,564 options that were fully vested and exercisable at weighted average exercise price of $10.51 per share. The weighted average remaining contractual term on the vested options is 5.5 years.

The unvested balance of 33,165 options as of December 31, 2012, are exercisable at a weighted average exercise price of $10.60 per share. The weighted average remaining contractual term on the vested options is 7.8 years.

The following tables summarize stock option information at December 31, 2012:

Total Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$1.75 to $2.17	34,430	0.6	$1.86
$7.50	16,011	8.4	$7.50
$11.25 to $15.00	112,052	5.4	$11.25
$15.75 to $17.50	30,236	3.3	$17.20

	192,729	4.4	$10.68

 VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exercisable Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$1.75 to $2.17	34,430	0.6	$1.85
$7.50	10,289	8.4	$7.50
$11.25 to $15.00	84,609	7.9	$11.25
$15.75 to 17.50	30,236	3.3	$17.20

	159,564	5.5	$10.51

Unvested Options Outstanding
		Weighted average
		remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$7.50	5,722	8.4	$7.50
$11.25 to $15.00	27,443	7.6	$11.25

	33,165	7.8	$10.60

There were no options granted in 2012. The weighted average exercise price of options granted during 2011 was $9.08 with an aggregate value of $452,002.

Cash received from option exercises in 2012 and 2011, amounted to $-0- and $16,871, respectively. All of the shares issued out of common stock.

With respect to any non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date.

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2012 and 2011:

December 31,	2012	2011

Stock-Based Compensation Expense:
Stock Options	$172,233	$298,664
Income Tax Benefit	—	—

Net Decrease in Net Income	$172,233	$298,664

Decrease in Earnings Per Share:
Basic	$0.049	$0.085
Diluted	$0.048	$0.071

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2012 and 2011 and their estimated value:

December 31,	2012	2011
Assumptions for Black-Scholes:
Expected term in years	—	7.7
Volatility	—	50.3% to 53.2%
Risk-free interest rate	—	1.77% to 3.29%
Expected annual dividends	None	None

Value of options granted:
Number of options granted	—	128,836
Weighted average fair value/share	N/A	$3.51
Fair value of options granted	N/A	$452,002

FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $166,604 as of December 31, 2012, relating to a total of 33,165 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.6 years.

 VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 — Stock Subscriptions Receivable

During the year ended December 31, 2002, the Company’s Board of Directors authorized to make loans to certain senior employees to allow them to participate in a rights offering and purchase 433,828 shares of common stock at a price of $0.6375 per share. While the loans were initially due September, 2007, the due date was extended to December 2012. The loans bear interest at 6% and are shown as stock subscriptions receivable in the accompanying consolidated financial statements. During the year ended ending December 31, 2012 two stock subscriptions inclusive of gross interest to maturity totaling $76,104 was forgiven. Subscription receivables was reduced by $76,104 with an offset to non-cash compensation expense of $74,073 and a reduction of $2,031 in Additional Paid-In Capital to reduce the unearned gross interest that was previously accrued. During 2011 a stock subscription inclusive of gross interest to maturity totaling $151,232 was forgiven. Subscription receivables was reduced by $151,232 with an offset to non-cash compensation expense of $99,828 and a reduction of $3,183 in Additional Paid-In Capital to reduce the unearned gross interest that was previously accrued. There were no changes in 2010.

Note 24 — Commitments

The Company leases office and manufacturing space under operating leases that expires on September 30, 2013. It requires monthly payments of $4,200 plus insurance, taxes and common charges.

Rent expense for the years ended December 31, 2012 and 2011 totaled $176,830 and $210,492, respectively.

Future minimum payments required under operating lease obligations as of December 31, 2012 were as follows:

Total Minimum
2013	Lease Payments
$45,670	$45,670

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Note 25 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 26 — Litigation

On October 23, 2012, Abarta, LLC (“Abarta”) filed a complaint against Vuzix Corporation (the “Company”) in the United States District Court for the Eastern District of Texas (2:12-cv-00682) alleging the infringement of one or more claims of the patent entitled “Virtual Reality System”, of which Abarta is the exclusive licensee. Abarta is seeking damages from the Company equal to not less than a reasonable royalty. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends to vigorously defend the claims alleged therein, The matter is expected to resolved in the near term and will not have a material adverse impact on the Company. The Company has made a provision for a related loss contingency that it feels is probable at this time.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 25, 2013, TDG Acquisition LLC (“TDG”) filed a complaint against the Company and certain other persons in the United States District for the Western District of New York alleging breach of the Asset Purchase Agreement between it and the Company. TDG is seeking damages from the Company relating primarily to an alleged breach of the non-compete obligations of the Company in the Asset Purchase Agreement and email confidentiality issues under a Shared Services agreement between the two parties where the Company was asked for a limited period to maintain email services of former Company employees transferred to TDG. The Company disputes the allegations in the Complaint and believes the Complaint to be wholly without merit and intends to vigorously defend the claims alleged therein. Because the Company believes that this potential loss is not probable or estimable at this time, it has not recorded any reserves or contingencies related to this legal matter. In the event that the Company's assumptions used to evaluate this matter as neither probable nor estimable change in future periods, it may be required to record a liability for an adverse outcome. Management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

We are not currently involved in any other pending legal proceeding or litigation.

The Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The fair value of the indemnifications that the Company issued during the years ending December 31, 2012 or 2011 was not material to the Company’s financial position, results of operations or cash flows.

Note 27 — Concentrations

For 2012 and 2011, one customer accounted for approximately 10% and 21% of sales, respectively. The sales to this customer were part of the discontinued operations referred to in Note 4. Sales to the U.S. government accounted for approximately 11% and 20%, respectively. Portions of these government sales were part of discontinued operations.

Accounts receivable from the U.S. government accounted for 0%, and 16% of accounts receivable at December 31, 2012 and 2011, respectively.

Note 28 — Related Party Transactions

During 2012, $550,498 and $ 274,373 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $-0- of the accounts receivable balance and $66,000 of the accounts payable balance at December 31, 2012, $361,910 of the Long Term Portion of Deferred Trade Payable balance and $120,637 of the Current Portion of Deferred Trade Payables. All of these revenues were reported as discontinued operations.

During 2011, $2,688,675 and $ 706,134 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $-0- of the accounts receivable balance and $188,683 of the accounts payable balance at December 31, 2011, $36,741 of the Long Term Portion of Deferred Trade Payable balance and $445,806 of the Current Portion of Deferred Trade Payables. All of these revenues were reported as discontinued operations.

Included in long-term debt is a note payable to an officer of the Company. Interest expense related to the note payable amounted to $32,507 and $29,927 for the years ended December 31, 2012 and 2011. Total accrued interest on the note payable was $213,795 as of December 31, 2012. See Note 14 and 13 for details.

The Company has accrued compensation owed to officers of the Company. See Note 16 for details. Interest expense related to accrued current and long-term accrued compensation amounts to $107,209 and $83,211 for the years ended December 31, 2012 and 2011, respectively. Total accrued interest on the accrued compensation was $446,532 as of December 31, 2012. See Note 13 for details.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2013.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	March 19, 2013
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer and Director	March 19, 2013
Grant Russell	(Principal Financial and
Accounting Officer)

/s/ William Lee	Director	March 19, 2013
William Lee

/s/ Michael Scott	Director	March 19, 2013
Michael Scott

/s/ Alexander Ruckdaeschel	Director	March 19, 2013
Alexander Ruckdaeschel

47

EXHIBIT INDEX

2	.1 (15)	Asset Purchase Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
3	.1(2)	Amended and Restated Certificate of Incorporation
3	.2(2)	Amended and Restated Bylaws
3	.2(17)	Amendment to Amended and Restated Certificate of Incorporation
4	.1(3)	Specimen certificate evidencing shares of common stock
4	.2(3)	Specimen common stock purchase warrant
4	.3(5)	Form of Warrant Indenture between the registrant and Computershare Trust Company of Canada Certain instruments defining the rights of the holders of long-term debt of the registrant, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the registrant and its subsidiary on a consolidated basis, have not been filed as exhibits. The registrant hereby agrees to furnish a copy of any of these agreements to the Commission upon request
4	.4(6)	Common Stock Purchase Warrant dated as of May 21, 2010 issued by the registrant to Kopin Corporation
4	.5(7)	Common Stock Purchase Warrant dated as of October 21, 2010 issued by the registrant to Kopin Corporation
10	.1(1)	2007 Amended and Restated Stock Option Plan
10	.2(1)	2009 Stock Option Plan
10	.3(2)	Form of Option Agreement under 2009 Stock Plan
10	.4(1)	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10	.5(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10	.6(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10	.7(2)†	Technology Purchase and Royalty Agreement dated as of December 23, 2005 between the registrant and New Light Industries, Ltd.
10	.8(1)	Warrant to purchase common stock dated as of December 23, 2005 issued by the registrant to New Light Industries, Ltd.
10	.9(1)	Rights Agreement dated as of December 23, 2005 by and between the registrant and New Light Industries, Ltd.
10	.10(1)	Demand Note in the original principal amount of $247,690.92 by the registrant to the order of Paul J. Travers
10	.11(1)	Loan Agreement dated as of October 2008 by and between the registrant and Paul J. Travers
10	.12(2)	Promissory Note dated as of October 2008 by the registrant to the order of Paul J. Travers
10	.13(6)	Revolving Line of Trade Credit Agreement dated as of May 21, 2010 by and between the registrant and Kopin Corporation
10	.14(6)	Security Agreement dated as of May 21, 2010 by and between the Company and Kopin Corporation
10	.15(7)	Amendment to Revolving Line of Trade Credit Agreement dated as of October 8, 2010 by and between the registrant and Kopin Corporation
10	.16(8)	Convertible Loan and Security Agreement, dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10	.17(8)	Intellectual Property Security Agreement dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10	.18(8)	Warrant to Purchase Stock dated December 23, 2010 issued by the Vuzix Corporation to LC Capital Master Fund Ltd.
10	.19(8)	Convertible Promissory Note issued by the registrant to LC Capital Master Fund Ltd.
10	.20(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Kopin Corporation
10	.21(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Vast Technologies Inc.

48

10	.22(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Paul J. Travers
10	.23(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and John Burtis
10	.24(9)	Warrant issued by the registrant to Vast Technologies Inc. entitling Vast to purchase up to 1,662,274 shares of Common Stock at an exercise price of $.09965 per share
10	.25(9)	Warrant issued by the registrant to Kopin Corporation
10	.26(9)	Warrant issued by the registrant to Paul J. Travers
10	.27(9)	Warrant issued by the registrant to John Burtis
10	.28(18)	Loan and Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10	.29(18)	Intellectual Property Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10	.30(18)	Intercreditor Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10	.31(18)	Subordination Agreement dated as of March 21, 2011 by and between Kopin Corporation and Bridge Bank National Association
10	.32(18)	Subordination Agreement dated as of March 21, 2011 by and between Vast Corporation and Bridge Bank National Association
10	.33(18)	Subordination Agreement dated as of March 21, 2011 by and between Paul J. Travers and John Burtis, on the one hand, and Bridge Bank National Association on the other hand
10	.34(10)	Supplemental Agreement, dated as of December 8, 2011, by and between the registrant and LC Capital Master Fund Ltd.
10	.35(11)	Second Supplement Agreement, dated as of January 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10	.36(12)	Third Supplemental Agreement, dated as of February 23, 2012 by and between the registrant and LC Capital Master Fund Ltd.
10	.37(13)	Fourth Supplemental Agreement, dated as of March 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10	.38 (14)	Promissory Note and Security Agreement, dated as of May 19, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10	.39 (15)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10	.40 (15)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10	.41 (15)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10	.42 (15)	Kopin Loan Modification Agreement dated as June 15, 2012, by and among the Company, Kopin Corporation, TDG Acquisition Company LLC and Chu, Ring & Hazel, LLP
10	.43 (15)	LC Master Fund Loan Modification Agreement, dated as June 15, 2012, by and between the Company and LC Master Fund, LLC
10	.44 (16)	Amended and Restated Convertible Loan and Security Agreement, dated as of June 15, 2012, by and between the Company and LC Capital Master Fund Ltd.
10	.45 (16)	Convertible Promissory Note, dated as of June 15, 2012, in the principal amount of $619,122 issued by the Company in favor of LC Capital Master Fund Ltd
21	.1 (19)	Subsidiaries
31.1		Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2		Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1		Section 1350 CEO Certification
32.2		Section 1350 CFO Certification
10	1	The following materials from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

49

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on July 2, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.
(3)	Filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-1 filed November 10, 2009 and incorporated herein by reference.
(4)	Filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 filed November 27, 2009 and incorporated herein by reference.
(5)	Filed as an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 filed December 7, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 2, 2010 and incorporated herein by reference.
(7)	Filed as an exhibit to the Current Report on Form 8-K filed October 27, 2010 and incorporated herein by reference.
(8)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.
(9)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.
(10)	Filed as an exhibit to the Current Report on Form 8-K filed December 19, 2011 and incorporated herein by reference.
(11)	Filed as an exhibit to the Current Report on Form 8-K filed January 27, 2012 and incorporated herein by reference.
(12)	Filed as an exhibit to the Current Report on Form 8-K filed February 29, 2012 and incorporated herein by reference.
(13)	Filed as an exhibit to the Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference.
(14)	Filed as an exhibit to the Current Report on Form 8-K filed May 24, 2012 and incorporated herein by reference.
(15)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.
(16)	Filed as an exhibit to the Current Report on Form 8-K filed July 3, 2012 and incorporated herein by reference.
(17)	Filed as an exhibit to the Current Report on Form 8-K filed February 6, 2013 and incorporated herein by reference.
(18)	Filed as an exhibit to the Current Report on Form 8-K filed March 25, 2011 and incorporated herein by reference.
(19)	Filed as an exhibit to Registration Statement on Form S-1 filed on December 21, 2012 and incorporated herein by reference.

†	Confidential treatment granted as to certain portions.

* Previously filed.

50