Form 10-Q
period 2013-03-31
Vuzix Corp
filed 2013-05-15
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 15, 2013, there were 3,536,856 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$532,426	$66,554
Accounts Receivable, Net	224,120	170,600
Inventories (Note 5)	648,941	687,181
Deferred Offering Costs (Note 6)	242,640	199,571
Prepaid Expenses and Other Assets	65,012	85,768

Total Current Assets	1,713,139	1,209,674
Tooling and Equipment, Net	589,065	664,967
Patents and Trademarks, Net	556,033	551,307
Debenture Issuance Costs, Net	225,798	—

Total Assets	$3,084,035	$2,425,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$3,201,479	$2,896,567
Lines of Credit (Note 7)	112,500	112,500
Notes Payable (Note 8)	389,066	258,209
Current Portion of Long-term Debt, net of discount	1,283,355	1,060,188
Current Portion of Capital Leases	44,978	57,244
Customer Deposits (Note 9)	59,401	63,079
Accrued Interest	237,678	161,703
Accrued Expenses (Note 10)	607,414	519,672
Income Taxes Payable	24,428	21,486
Derivative Valuation (Note 11)	635,299	—

Total Current Liabilities	6,595,598	5,150,648

Long-Term Liabilities
Accrued Compensation (Note 12)	1,060,096	1,010,096
Long Term Portion of Term Debt, net of discount (Note 13)	1,680,802	1,715,253
Long Term Portion of Capital Leases	33,936	40,041
Long Term Portion of Accrued Interest	773,516	719,475

Total Long-Term Liabilities	3,267,315	3,484,865

Total Liabilities	10,143,948	8,635,513

Stockholders’ Equity (Deficit)
Series C Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; (Note 20) 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 3,536,865 Shares Issued and Outstanding March 31, 2013 and December 31, 2012	3,537	3,537
Additional Paid-in Capital	20,019,153	19,933,202
Accumulated (Deficit)	(27,082,603)	(26,146,304)

Total Stockholders’ Equity (Deficit)	(7,059,913)	(6,209,565)

Total Liabilities and Stockholders’ Equity	$3,084,035	$2,425,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended March 31,
	2013	2012

Sales of Products	$608,661	$913,941
Sales of Engineering Services	130,523	196,100

Total Sales	739,184	1,110,041

Cost of Sales — Products	282,013	676,453
Cost of Sales — Engineering Services	55,374	74,505

Total Cost of Sales	337,387	750,958

Gross Profit	401,797	359,083
Operating Expenses:
Research and Development	317,695	247,338
Selling and Marketing	274,743	354,706
General and Administrative	416,686	562,591
Depreciation and Amortization	98,348	135,827
Impairment of Patents and Trademarks	—	9,268

Total Operating Expenses	1,107,472	1,309,730
(Loss) from Continuing Operations	(705,675)	(950,647)

Other Income (Expense)
Interest and Other (Expense) Income	—	48
Foreign Exchange Gain (Loss)	(13,070)	(4,942)
Loss on Derivative Valuation	(14,287)	—
Amortization of Senior Term Debt Discount	(9,728)	—
Interest Expense	(179,842)	(95,049)

Total Other Income (Expense)	(216,927)	(99,943)

(Loss) from Continuing Operations Before Provision for Income Taxes	(922,602)	(1,050,590)
Provision (Benefit) for Income Taxes (Note 18)	13,696	17,002

(Loss) from Continuing Operations	(936,298)	(1,067,592)

Income (Loss) from Discontinued Operations (Note 3)	—	223,109

Net Income (Loss)	$(936,298)	$(844,483)

Earnings (Loss) per Share from Continuing Operations (Note 3)
Basic and Diluted	$(0.26)	$(0.30)
Earnings (Loss) per Share
Basic and Diluted	$(0.26)	$(0.24)
Weighted-average Shares Outstanding Basic and Diluted	3,536,865	3,536,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities
Net Income (Loss)	$(936,298)	$(844,483)
Non-Cash Adjustments
Depreciation and Amortization	98,348	135,827
Impairment of Patents and Trademarks	—	9,268
Stock-Based Compensation Expense	19,347	57,397
Amortization of Term Debt Discount	9,728	69,301
Amortization of Debt Issuance Costs	1,244	—
Loss on Derivative Valuation	14,287	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(53,520)	307,491
Inventories	38,240	686,610
Deferred Offering Costs	(43,069)	—
Prepaid Expenses and Other Assets	20,757	(9,047)

Increase (Decrease) in Operating Liabilities
Accounts Payable	304,913	(41,095)
Accrued Expenses	8,318	(64,207)
Customer Deposits	(3,678)	(363,558)
Income Taxes Payable	2,942	(300)
Accrued Compensation	129,422	93,269
Accrued Interest	130,016	257,746

Net Cash Flows (Used in) Provided by From Operating Activities	(259,003)	294,219

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(9,051)	(37,036)
Investments in Patents and Trademarks	(18,121)	(7,995)

Net Cash (Used in ) Provided by From in Investing Activities	(27,172)	(45,031)

Cash Flows from Financing Activities
Net Change in Lines of Credit	—	(230,000)
Repayment of Capital Leases	(18,371)	(21,277)
Repayment of Long-Term Debt and Notes Payable	(119,447)	(4,035)
Proceeds from Senior Convertible Debt	800,000	—
Issuance Costs on Senior Convertible Debt	(160,439)	—
Proceeds from Notes Payable	250,304	—

Net Cash Flows (Used in) Provided by Financing Activities	752,047	(255,312)

Net Increase (Decrease) in Cash and Cash Equivalents	465,872	(6,124)
Cash and Cash Equivalents — Beginning of Period	66,554	417,976

Cash and Cash Equivalents — End of Period	$532,426	$411,852

Supplemental Disclosures
Interest Paid	49,826	106,749
Income Taxes Paid	10,754	15,802
Discount on senior convertible debenture attributed to warrants	621,012	—
Warrants granted for senior convertible debenture issuance costs	66,603	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information (“GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2012 was derived from the audited Consolidated Financial Statements in Form 10-K.

The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2012, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The results of the Company’s Tactical Display Group business have been classified and presented as discontinued operations in the accompanying unaudited Consolidated Statement of Operations (Note 3). Prior period results have been adjusted to conform to this presentation. No other adjustments have been made to the unaudited Consolidated Financial Statements and following notes.

All per share amounts, outstanding shares, warrants, options and shares issuable pursuant to convertible securities for all periods reflect the Company’s 1-for-75 reverse stock split, which was effective February 6, 2013.

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s reports issued on the consolidated financial statements for the year ended December 31, 2012 and 2011 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The net loss for the first quarter of 2013 was $936,298. The Company has incurred annual net losses from its continuing operations of $4,747,387 in 2012 and $5,332,866 in 2011, and has an accumulated deficit of $27,082,603 as of March 31, 2013. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

With the sale of assets relating to the Company’s Tactical Display Group business (the “TDG Assets”) on June 15, 2012 and subsequent debt repayments, the Company was for a period no longer in default under the various covenants then contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan agreement. This asset sale, debt repayments and other debt deferrals improved the working capital position of the Company. However due to its continued operating losses and the transition of its business away from its former military related product sales, it expects to see a further increase in its working capital deficiency until new technology and commercial products, as well as new waveguide defense related products are developed.

The Company has not been in compliance with its minimum cash covenant as contained in its agreements with its Convertible, Senior Secured Term loan lender. Additionally the Company has not been making its required monthly principal and interest payments and was behind $309,562 and $26,862, respectively as of March 31, 2013. The Company is attempting to negotiate a waiver and a rescheduling of its required principal payments, but to date the senior lender has not issued such waivers or entered into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, the sales of equity securities and the sale of assets. There can be no assurance that the Company will be able to borrow or sell securities in the future, which raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result should the Company be unable to continue as a going concern.

As part of the Company’s search for additional capital, on March 21, 2013, the Company issued a secured convertible debenture in the amount of $800,000. The debenture bears interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at our option. Commencing on February 1, 2014, we will be required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018.

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

Note 3 — Discontinued Operations

In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The sale of the TDG Assets included sale of the Company’s proprietary Tac-Eye displays and its night vision electronics and optics module products. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to other end user consumers, and to TDG and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market. Under the Agreement, TDG is allowed to sell its goods and services in all markets other than the consumer market or to end users. Also pursuant to the Agreement, the Company and TDG entered into a Vuzix Authorized Reseller Agreement, pursuant to which TDG is authorized as the exclusive reseller of the Company’s current and future products to military, defense and security organizations, unless TDG elects to have the Company make such sales directly.

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

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as discontinued operation. Accordingly, the operating results of the TDG Assets for the three months ended March 31, 2013 and 2012 have been reclassified as discontinued operations on the unaudited Consolidated Statement of Operations. Below is a summary of these results:

	For Three Months
	Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Sales of Products	$—	$1,387,337
Sales of Engineering Services	—	354,014

Total Sales	—	1,741,351

Total Cost of Sales	—	986,869

Gross Profit	—	754,482

Operating Expenses:
Research and Development	—	163,921
Selling and Marketing	—	98,006
General and Administrative	—	—
Depreciation and Amortization	—	—
Interest Expense on Senior Debt*	—	206,470
Amortization Senior Debt Discount*	—	62,976

Income from Discontinued Operations	—	223,109

Gain (Loss) on Disposal of Discontinued Operations	—	—
Provision (Benefit) for Income Taxes	—	—

Net Income from Discontinued Operations	—	223,109

Basic Income per Share	$—	$0.063
Diluted Income per Share	$—	$0.063
Weighted-average Shares Outstanding
Basic and Diluted	3,536,865	3,536,865

* Amounts reported represent the interest expense and the amortization of the discount on the Senior Term debt that was required to be repaid from the proceeds of the TDG Asset sale.

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of debt. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Had the Company reported net income for the three months ended March 31, 2013, a total of 1,329,333 shares would have been excluded from these diluted calculations as they would be anti-dilutive.

Note 5 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Purchased Parts and Components	$934,828	$945,550
Work in Process	46,260	46,259
Finished Goods	231,593	259,112
Less: Reserve for Obsolescence	(563,740)	(563,740)

Net	$648,941	$687,181

Note 6 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred through to March 31, 2013 that are related to a proposed offering and that will be charged to capital upon the completion of the proposed offering or charged to expense if the proposed offering is not completed.

	Professional and Agents’ fees Paid	Professional and Agents’ fees Accrued	Total
December 31, 2012	$57,500	$142,071	$199,571
Additions	22,590	20,479	43,069

March 31, 2013	$80,090	$162,550	$242,640

 Note 7 – Bank Lines of Credit

The Company has available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on the line of credit amounted to $112,500 as of March 31, 2013 and December 31, 2012.

Note 8 – Notes Payable

Notes payable represent promissory notes payable by the Company.

	March 31, 2013	December 31, 2012

Note payable to officers and shareholders of the Company. Principal along with accrued interest is due and payable on March 31, 2013. The notes bear interest at 18.5% and secured by all the assets of the Company.	$316,042	$165,738
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note is to be repaid in 12 blended monthly payments of $5,645.	35,361	46,737
Note payable to an officer of the Company due on December 31, 2013. The note bears interest at 7.49% and monthly principal payments of $2,691 plus accrued interest are required. The note is secured by all the assets of the Company.	37,663	45,734

	$389,066	$258,209

Note 9 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for products. These deposits range from 20 to 100% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order.

Note 10 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012

Accrued Wages and Related Costs	$29,501	$31,197
Accrued Compensation	260,745	181,322
Accrued Professional Services	113,077	181,227
Accrued Warranty Obligations	65,253	93,788
Accrued Product Costs	97,900	—
Other Accrued Expenses	40,938	32,138

Total	$607,414	$519,672

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2013 were as follows:

2013

Accrued Warranty Obligations at December 31, 2012	$93,788
Reductions for Settling Warranties	(41,042)
Warranties Issued During Period	12,507

Accrued Warranty Obligations at March 31, 2013	$65,253

Note 11 – Derivative Valuation

The Company recognized a derivative liability for the warrants to purchase 186,480 shares of its common stock issued in connection with the $800,000 convertible senior secured debenture issued on March 21, 2013. It was valued on the respective transaction dates of March 21, 2013 for issuance of the debentures and the period ended March 31, 2013 using a Black-Scholes pricing model. These warrants have a cashless exercise provision effective six months after the issuance date and downside price adjustments for new non-exempt securities issuances within the first six months. In accordance with ASC 815-10-25, we measured the subsequent derivative valuation using a Black-Scholes pricing model on March 31, 2013 and recorded the additional derivative liability relating to the warrants as of that date. See Note 15: Warrants for additional information on the warrants issued. At the end of each quarterly reporting date the values are evaluated and adjusted to current market value. The amount recorded for the derivatives liability as of March 21, 2013 was $621,012 and it was revalued to $635,299 as of March 31, 2013, resulting in a $14,287 loss on the derivative’s valuation for the quarter.

The Company concluded that the Put embedded in the convertible debenture in the event of the Company’s default under the Debenture had such minimal value that it did not record an additional and separate liability for this contingency.

Fair market values of the Company's derivatives as of March 31, 2013 were based on the Black Scholes valuation using the following assumptions:

Warrants
Risk-free interest rate	0.73%
Expected life in years	5.0
Dividend yield	0
Expected volatility	110.28%

Note 12 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services rendered that remain outstanding. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding monthly. The unpaid principal amounts are shown as Long-Term Liabilities on the consolidated balance sheet. The respective interest amounts are included in Accrued Interest, under the Long-Term Liabilities.

	Accrued Compensation	Accrued Interest

Balance as at December 31, 2012	$1,010,096	$442,638
Additions 2013	50,000	29,315
Subtractions 2013	—	—
Balance as at March 31, 2013	$1,060,096	$471,953

On March 27, 2013, the Company entered into a deferred compensation deferral and conversion option agreements with two of its officers, which agreements are subject to the closing of the Company’s planned public stock offering by June 30, 2013, and which agreements are effective upon such closing. Pursuant to the deferred compensation and conversion agreements the officers each agreed that the accrued compensation and accrued interest above, will be convertible into shares of the Company’s common stock, at the officers’ option, at a conversion price equal to the offering price of the Company’s proposed public stock offering. In addition, the Company agreed to pay any remaining unconverted amounts beginning April 1, 2014 in equal monthly payments over a maximum of 12 months.

Note 13 — Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	225,719	225,719
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	396,004 (90,678)	396,004 (97,003)
Convertible, Senior Secured Term Debt. The principal is to be repaid over 15 months, with equal payments of principal beginning on October 15, 2013. The loan bears interest at 13.5%, per annum, which is payable monthly on the 15th of each month. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan.	619,122	619,122
Convertible, Senior Secured Term Debenture. The principal is to be repaid on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018. The debenture bears interest at 16.0%, per annum, which is payable quarterly on February 1, May 1, August 1 and November 1, beginning on August 1, 2013. The loan is secured by a first security position in all the assets of the Company.	800,000	—
Discount related to Warrants issued pursuant to the above Convertible, Senior Term Debenture that was recorded as a derivative liability, net of $3,403 in amortization.	(617,069)	—
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	1,320,643	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	101,748	101,748

	$2,964,157	$2,775,441
Less: Amount Due Within One Year	(1,283,355)	(1,060,188)

Amount Due After One Year	$1,680,802	$1,715,253

The aggregate maturities for all long-term borrowings as of March 31, 2013 are as follows:

2013	2014	2015	2016	Thereafter	Total
$1,283,355	$971,740	$440,785	$59,069	$209,208	$2,964,157

In connection with the sale of the TDG Assets, certain of the Company’s lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by the loan agreements between the Company and each such lender, and released its security interest in the TDG Assets sold. Pursuant to a Loan Modification and Consent Agreement regarding the Company’s Convertible, Senior Secured Term Debt Loan, which was in default at the time of the sale, the Company paid this Senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due to the Convertible Senior Secured Term Debt Lender, $619,122 was represented by a new note in that amount. This new note carries an interest rate of 13.5%, to be paid monthly. The principal amount of the note is to be repaid over 15 months, with equal principal payments commencing on October 15, 2012. The Company also agreed to use 40% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce the principal of this new note. The Convertible Senior Secured Term Debt agreement contains certain covenants, including the maintenance of minimum cash, cash equivalents, and undrawn availability under any bank working capital line in an aggregate amount of at least 40% of the sum of (i) the outstanding principal amount of the loan and (ii) unpaid interest. The Company has not made any of its required principal payments and since February 2013 stopped making monthly interest payments. It does not intend to make subsequent payments to the lender for at least the next 3 months. As a result the Company is default under its loan agreement with the lender. The Company and the lender are currently attempting to negotiate a waiver or enter into a forbearance agreement, under which the lender would agree to forbear from enforcing its remedies against the Company. As such the lender is currently able to exercise its remedies under their loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if the Company receives a waiver or enters into a forbearance agreement, it is uncertain whether the Company will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of Convertible, Senior Secured Term Debt has been shown as current and due within one year.

Pursuant to the various other Loan Modification and Consent agreements, the Company at the time secured from each secured term note payable holders agreements to defer further payments on their respective Note Payable due from the Company until July 15, 2013 after which the notes are to be repaid in 24 to 36 equal monthly installments. Additionally the Company has agreed to use 15% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce such Notes Payable.

Pursuant to its original transaction with the holder of the Senior Secured Term Debt, the Company issued to that lender warrants to purchase up to 533,333 shares of common stock (the “Warrants”), at an exercise price of $7.47 per share, exercisable at any time prior to December 23, 2014. The fair value of these Warrants, $1,010,379 was reflected as a discount against the loan amount, but because of the loan’s restructuring and the early repayment of the principal resulting from the TDG Assets sale, the unamortized discount of $636,678 was fully expensed in the second quarter of 2012. The maximum number of shares of common stock that may be issued pursuant to: (i) the exercise of Warrants; and (ii) the conversion of principal and interest owing under the Loan, may not exceed 620,396 Common Shares. The holder of these Warrants has agreed subject to the closing of the Company’s proposed public stock offering, to exchange the Warrants into the greater of (a) 200,000 shares of the Company’s common stock, or (B) the Black Scholes value of the warrants (calculated using the Bloomberg OV function) as of the date of the pricing of the Company’s proposed public stock offering based upon the per share offering price of the common stock in the Company’s proposed public stock offering. Additional information regarding the exchange agreement may be found in the Form 8-K filed by the Company on April 2, 2013.

On March 21, 2013, the Company entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 21, 2013, the Company issued to Hillair a $800,000 16% secured convertible debenture due March 21, 2018. The debenture bears interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at the Company’s option. Commencing on February 1, 2014, the Company is required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018; which the Company may make in cash or common stock at our option subject to certain conditions. The debenture is convertible into shares of its common stock at a conversion price of $4.29 per share, subject to certain conversion price adjustments for the first six months. In connection with the debenture issuance, the Company also issued to Hillair five-year warrants to purchase 186,480 shares of our common stock at an exercise price of $4.72 per share, which is subject to exercise price adjustments. The warrants have been reflected as a derivative liability on the balance sheet and recorded as a discount against the debenture. See Note 11 for further details. Additional information regarding the debenture may be found in the Form 8-K filed by the Company on March 27, 2013.

Upon closing of the debenture transaction, the Company retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. The Company also issued to Gentry five-year warrants to purchase 20,000 shares of common stock at an exercise price of $4.72 per share, which warrant contained terms substantially similar to the warrants issued to Hillair. The fair value of these warrants was calculated as $66,603 and is reflected in the deferred debenture issuance costs below.

In connections with the issuance of the debenture the company incurred issuance costs which totaled $227,174, inclusive of the financial advisor’s warrant discussed above. These costs will be amortized on a straight-line basis over the five year life of the debenture. Accumulated amortization to March 31, 2013 was $1,244.

On March 27, 2013, the Company entered into several debt conversion agreements representing the $2,476,440 of the long-term debt reflected in table above. Pursuant to the agreements, each lender agreed to convert its outstanding secured promissory note, together with accrued interest thereon into shares of the Company’s common stock, subject to the closing of the Company’s proposed public stock offering by June 30, 2013, at a conversion price equal to the public offering price. Additional information regarding the debt conversion agreements may be found in the Form 8-K filed by the Company on April 2, 2013.

Note 14 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

At December 31, 2012, the Company had unrecognized tax benefits totaling $5,151,000, which would have a favorable impact on the Company’s provision (benefit), if recognized.

In the three months ended March 31, 2013 and 2012, the Company generated federal and state net operating income for income tax purposes before the assumed offset against the Company’s net operating loss carry forwards. These federal and state net operating loss carry forwards total approximately $21,537,000 at March 31, 2013 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,399,000 begin to expire in 2017, if not utilized.

Note 15 — Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2013 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2012	656,641
Exercised During the Period	—
Issued During the Period	206,480
Expired During the Period	—

Warrants Outstanding, March 31, 2013	863,121

The outstanding warrants as of March 31, 2013 expire from May 31, 2013 to March 21, 2018. The weighted average remaining term of the warrants is 2.5 years. The weighted average exercise price is $6.84 per share. A total of 186,420 warrants to purchase 186,420 shares of common stock exercisable at $4.72 issued during the first quarter are subject to downward exercise price adjustments in the event the Company issues securities at a lower price during the first 6 months. A holder of warrants to purchase common stock has agreed subject to the closing of the Company’s proposed public stock offering, to exchange the Warrants into the greater of (a) 200,000 shares of the Company’s common stock, or (B) the Black Scholes value of the warrants (calculated using the Bloomberg OV function) as of the date of the pricing of the Company’s proposed public stock offering based upon the per share offering price of the common stock in the Company’s proposed public stock offering. Additional information regarding the exchange agreement may be found in the Form 8-K filed by the Company on April 2, 2013.

Note 16 — Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2012	192,729	$10.68	$1.70 – $ 17.50
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	—	$—	$—

Outstanding at March 31, 2013	192,729	$10.68	$1.70 – $ 17.50

As of March 31, 2013, there were 162,918 options that were fully vested and exercisable at a weighted average exercise price of $10.52 per share. The weighted average remaining contractual term on the vested options is 5.4 years.

As of March 31, 2013 there were 29,811 unvested options exercisable at a weighted average exercise price of $10.55 per share. The weighted average remaining contractual term on the unvested options is 7.5 years.

No cash was received from option exercises for the three months ended March 31, 2013 and 2012.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012

Stock-based compensation expense:
Stock Options	$19,347	$57,397
Income tax benefit	—	—
Net Increase in Net Loss	$19,347	$57,397

Per share increase in Loss Per Share:
Basic and Diluted	$0.0055	$0.0162

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2013, the Company had approximately $147,257 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.4 years.

Note 17 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 18 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2013. The Company’s total contractual payment obligations for operating leases as of March 31, 2013 total $30,444 and are due in calendar year 2013.

Note 19 — Recent Accounting Pronouncements

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

Our accounting policies are more fully described in the notes to our financial statements included in this prospectus. In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. Since the sale of the TDG Assets in June 2012, we no longer sell night vision display drive electronics, the Tac-Eye line of Video Eyewear products, and a full range engineering services to defense customers, which will materially reduce our revenue and cash flow in the future. In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as discontinued operations and accordingly the operating results of the TDG Assets for the three months ended March 31, 2013 and 2012 have been reclassified as discontinued operations on our consolidated Statements of Operations. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;

•	carrying value of long-lived assets;

•	valuation of patents and trademarks;

•	revenue recognition;

•	product warranty;

•	stock-based compensation; and

•	income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our accounting policies for the three month period ended March 31, 2013.

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

Our Video Eyewear products feature high performance miniature display modules, low power electronics and related optical systems. We produce both monocular and binocular Video Eyewear devices that we believe are excellent solutions for many mobile computer or video viewing requirements. With respect to our Video Eyewear products, we focus on the consumer markets for gaming and mobile video while our Virtual and Augmented Reality products are also sold in the consumer, industrial, commercial, academic and medical markets. As a consequence of the sale of the TDG Assets, we no longer offer products directly to military organizations and defense or security organizations. The consumer electronics and mobile phone accessory markets in which we compete have been subject to rapid technological change including the rapid adoption of tablets and most recently larger screen sizes and display resolutions along with declining prices on mobile phones, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in microdisplay electronics, waveguides, ergonomics, packaging, motion tracking and optical systems.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

TDG Asset Sale and Discontinued Operations

On June 15, 2012, we entered into an Asset Purchase Agreement with TDG Acquisition Company, LLC pursuant to which we sold the TDG Assets. The TDG Assets included equipment, tooling, certain patents and trademarks and our proprietary Tac-Eye displays and night vision display electronics, which comprised our tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military organizations and defense and security organizations. We received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products to the consumer markets. We retained the right to sell goods and services to the consumer market, and to the purchaser and the purchaser and we jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market.

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

In connection with the Asset Purchase Agreement, we entered into a new letter agreement with LC Capital Master Fund Ltd., the senior lender under our convertible loan and security agreement and we executed a new note for $619,122, which represented the remaining obligation under the original December 2010 loan. The new note carries interest at a rate of 13.5% (18.5% if in default) and repayment is due in 12 equal payments commencing on October 15, 2012. We also agreed to use 40% of any of the earn-out received under the Asset Purchase Agreement in reduction of this note. We are in default under the loan agreement with the senior lender for failure to make required principal payments totaling $309,562 and interest payments totaling $23,862 as of March 31, 2013. We are currently in negotiations with the senior lender to have the senior lender grant a waiver or enter into a forbearance agreement, under which it would forebear from enforcing its remedies against us. There is no assurance the senior lender will agree to grant a waiver or enter into a forbearance agreement. Our senior lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it.

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

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as a discontinued operation. Accordingly, the operating results of the TDG Assets for the quarter ending March 31, 2013 and 2012 have been reclassified as discontinued operations on our consolidated Statements of Operations and in the following discussion of our results of operations and financial condition.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Sales.   Our sales were $739,184 for the first quarter ending March 31, 2013 compared to $1,110,041 for the same period in 2012. This represents a 33% decrease for the three month period ending March 31, 2013 as compared to 2012. Product sales were $608,661 or 82% of total sales for the first quarter of 2013 as compared to $913,941 or 82% of our total sales for same period in 2012, a decrease of $305,280 or 33%. The decrease was primarily attributable to our limited working capital, which limited our ability to purchase components to build product to match our sales demand, particularly on new product lines. Sales from our engineering programs for the first quarter of 2013, decreased to $130,523 or 18% of total sales compared to $196,100 or 18% of total sales in the same quarter 2012. The major reason for the decrease was completion of programs in light of the wind-down of our involvement in general defense engineering services as a result of the TDG Asset sale.

Cost of Sales and Gross Profit.   Gross profit increased to $401,797 for the first quarter of 2013 from $359,083 for the same period in 2012, an increase of $42,714 or 12%. As a percentage of net sales, gross profit increased to 54% for the first quarter of 2013 compared to 32% for the same period in 2012. This increase was primarily the result of a change in our overall sales mix to higher margin Video Eyewear models as compared to the same period in 2012.

Research and Development.   Our research and development expenses increased by $70,357 or 28% in the first quarter of 2013, to $317,695 compared to $247,338 in the same period of 2012. The increase in spending was a direct result of our efforts to ready its new M100 smart glasses for release in the second half of 2013.

Selling and Marketing.   Selling and marketing expenses were $274,743 for the first quarter of 2013 compared to $354,706 for the same period in 2012, a decrease of $79,963 or 23%. The decreases were primarily attributable to lower catalog advertising costs, lower personnel salary costs, reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $416,686 for the first quarter of 2013 as compared to $562,591 for the same period in 2012, a decrease of $145,905 or 26%. The overall reduction in general and administrative costs reflected lower salary costs, as well as reduced spending on professional fees and reduced rent.

Depreciation and Amortization.  Our depreciation and amortization expense for the first quarter of 2013 was $98,348 as compared to $135,827 in the same period in 2012, a decrease of $37,479 or 28%. The decrease was a direct result of a lower depreciable asset base after the sale of the TDG assets in 2013 versus the year 2012 when then asset still remained in the same period of 2012.

Other (Income) Expense.   Total other expenses were $216,927 in the first quarter of 2013 compared to $99,943 in the same period in 2012, an increase of $116,984. The increase in these expenses was primarily attributable to higher interest costs of $84,793 incurred in the first quarter of 2013 as compared to 2012 as a result of paying the default rate under our loan agreements and interest charges from some of our trade suppliers. Additionally we recorded a loss of $14,287 on the derivative valuation and the amortization of the senior debt discount of $9,728 for the period ending March 31, 2013, as compared to Nil in 2012.

Provision for Income Taxes.   The provision for income taxes for the third quarter of 2013 was $13,696 as compared to $17,002 for the same period in 2012.

Income from Discontinued Operations. The Income from these Discontinued Operations was $223,109 for the three months ending March 31, 2012 as compared to Nil for same current period in 2013. See Note 3 of the enclosed condensed consolidated financial statements for further information on the discontinued operations related to sale of the TDG Assets.

Net Loss and Loss per Share.   Our net loss was $936,298 or $0.26 basic loss per share in the first quarter ending March 31, 2013, compared to a net loss of $844,483 or $0.24 loss per share for the same period in 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $532,426, an increase of $465,872 from $66,554 as of December 31, 2012.

At March 31, 2013 we had current liabilities of $6,595,598 compared to current assets of $1,713,139 which resulted in a negative working capital position of $4,882,459. As at December 31, 2012 we had a negative working capital position of $3,940,974. Our current liabilities are comprised principally of the current portion of long term debt, accounts payable, accrued expenses, customer deposits, notes payable, bank lines of credit and a derivative liability.

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

We are currently in default under our loan agreement with LC Capital Master Fund Ltd., our senior lender for failure to comply with a minimum cash covenant and failure to make scheduled principal payments in the total amount of $309,562 and accrued interest of $26,862 as of March 31, 2013, as per the terms of our loan agreement. We are currently negotiating with our senior lender and requesting that the senior lender grant a waiver or enter into a forbearance agreement, under which it would agree to forbear from enforcing its remedies against us. Our senior lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if we receive a waiver or enter into a forbearance agreement, it is uncertain whether we will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of our convertible senior secured term debt has been shown as current and due within one year.

Operating Activities.   We used $259,003 of cash for operating activities for the three months ending March 31, 2013 as compared to generating $294,219 of cash in the same period in 2012. Changes in non-cash operating assets and liabilities were $534,341 for the three months ended March 31, 2013 and $866,909 in the same period in 2012. The major non-cash operating items for the three months ending March 31, 2013 resulted from a $304,913 increase in accounts payable and $130,016 in accrued interest. The major non-cash operating items for the three month period ending March 31, 2012 resulted from increases in accounts receivable and inventory of $307,491 and $686,610 respectively, and a $363,558 reduction in customer deposits.

Investing Activities.   Cash used in investing activities was $27,172 for the three months ending March 31, 2013 as compared to $45,031 in the same period in 2012. Cash used for investing activities of $9,051 in the first quarter of 2013 related primarily to the purchase of computer equipment additions, as compared to spending of $37,036 for the same period in 2012. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $18,121 in the three month period ending March 31, 2013 and $7,995 in the same period in 2012.

Financing Activities.   Cash provided by financing activities was $752,047 for the three months ending March 31, 2013, whereas in the same period in 2012, our net financing activities used $255,312. During the three month period ending March 31, 2013, the primary source of cash were the proceeds of $800,000 from the sale of a convertible debenture less issuance costs of $160,439 and $250,304 from the sale of notes payable. During the three month period ending March 31, 2012, the primary use of cash was the reduction of $230,000 in our operating line of credit.

Capital Resources.   As of March 31, 2013, we had a cash balance of $532,426. The outstanding balance under our line of credit as of March 31, 2013 was $112,500, the same amount as of December 31, 2012. We anticipate that to meet our working capital needs, we will need to negotiate a new operating credit facility with its bank or seek alternative sources for an operating loan.

The TDG Asset sale and subsequent debt restructurings improved our working capital position and reduced our working capital deficit however, due to our continued operating losses and business transition away from our prior TDG Assets business activities, we expect to see a further rise in our working capital deficiency.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in our annual report on Form 10-K for the year ended December 31, 2012. During the three months ending March 31, 2013 and the years ended December 31, 2012 and 2011, we have been unable to generate cash flows other than our recent asset sales, sufficient to support our operations and have been dependent on term debt financings, equity financings, revolving credit financing and most recently asset sales. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future. Our independent auditors issued a going concern paragraph in their reports for the years ended December 31, 2012 and 2011. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. As a result of our current level of funding, ongoing losses from operations, as well as the fact we are currently in breach of certain covenants with our senior lender and its lack of agreement to issue a waiver or enter into a forbearance agreement with us, substantial doubt exists about our ability to continue as a going concern.

We are currently in default under a loan agreement with a senior lender. We are currently negotiating with the lender and are seeking to have the lender issue a waiver or enter into a forbearance agreement, under which it would agree to forbear from enforcing its remedies against us. As such the lender is currently able to exercise its remedies under its loan agreements, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if we receive a waiver or enter into a forbearance agreement, it is uncertain whether we will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of convertible, senior secured term debt has been shown as current and due within one year.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to continue our waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal use of our cash.

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

We also rely on credit lines from key suppliers and customer deposits in managing liquidity. As a result, if our trade creditors were to impose unfavorable terms or customers decline to make advance deposits for their orders, it would negatively impact our ability to obtain products and services on acceptable terms, produce products and operate our business.

On March 8, 2013 we entered into and closed a Promissory Note and Security Agreement with our senior lender pursuant to which it made a $100,000 secured loan to us. The loan was repaid on March 27, 2013 with the proceeds received from the sale of the debenture made on that date (discussed below).

On March 21, 2013 we entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 27, 2013, we issued to Hillair a $800,000 16% senior secured convertible debenture due on March 21, 2018. The debenture bears interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at our option. Commencing on February 1, 2014, we will be required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018, which we may make in cash or common stock at our option subject to certain conditions. The debenture is convertible into shares of our common stock at a conversion price of $4.29 per share. In connection with the debenture issuance, we also issued to Hillair five-year warrants to purchase 186,480 shares of our common stock at an exercise price of $4.72 per share. Upon closing of this transaction, we retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. We also issued to Gentry five-year warrants to purchase 20,000 shares of our common stock at an exercise price of $4.72 per share.

We intend to use the proceeds from the sale of the debenture for general working capital purposes and to accelerate the tooling and development work on our Smart Glasses products.

We intend to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. Management’s plans concerning these matters are discussed below and in Note 2 to the unaudited consolidated financial statements. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

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

Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through December 31, 2013 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures on new products, tooling, R&D, and marketing. A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels. If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations. Any of these actions could harm our business, results of operations and future prospects. To guard against this risk, we will actively seek additional debt or equity-based financing. We can give no assurance that we will be able to obtain additional financing on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets on a distress basis and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms

We have engaged an investment banking firm to assist us with respect to a planned public stock offering of up to $15,000,000. There is no assurance we will be successful in raising such funds. Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through 2013 without additional sources of cash, such as the planned public offering mentioned above, and/or the deferral, reduction or elimination of significant planned, but not as of yet committed, expenditures on new products, tooling, research and development and marketing. A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels. If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations. Any of these actions could harm our business, results of operations and future prospects.

We anticipate that the successful completion of our planned $15,000,000 public stock offering, if it occurs, together with the conversion of the majority of our outstanding promissory notes to common stock which certain lenders have agreed to subject to and in connection therewith, will provide us sufficient capital to implement our current operating plan and planned new product development activities. We also anticipate that the net proceeds from the successful completion of our planned public stock offering, if it occurs, will provide us sufficient unallocated working capital to eliminate the doubt about our ability to continue as a going concern for at least 18 months. We can give no assurance that we will be able to obtain additional financing on favorable terms or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. The proposed public offering mentioned above, does not contemplate any potentially dilutive adjustments. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets on a distress basis and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term or whether such initiatives will be limited by the availability of capital. We cannot make assurances that we will be able to generate sufficient cash flow from operations to service our indebtedness or otherwise fund our operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These important factors include our financial performance and the other important factors set forth in our annual report on Form 10-K for the year ended December 31, 2012 and in other filings with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2012 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. In addition, the recent sale of our TDG Assets has resulted in a change in focus for us because, since inception a substantial portion of our sales have been derived from the sale of night vision display drive electronics, sales of our Tac-Eye monocular video eyewear and engineering services primarily to the U.S. government and its suppliers. As a result of our sale of the TDG Assets, we no longer sell night vision display drive electronics, sell our former Tac-Eye products or perform general engineering services to defense customers and this has materially reduced our revenue and cash flow and could materially adversely affect our ability to achieve or maintain profitability in the future. Any future defense related sales will be limited to engineering services regarding our waveguide optics and, eventually, the sale of products based on that technology and defense-related sales made through TDG. Our ability to fully replace the revenues from the sold TDG Asserts and product lines is unknown.

Any of these factors could cause our actual results to differ materially from our anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2012 annual report. We caution readers to carefully consider such factors. Many of these factors are beyond our control. In addition, any forward-looking statements represent our estimates only as of the date they are made, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, except as may be required under applicable securities laws, we specifically disclaims any obligation to do so, even if its estimates change.

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

As reported in our 2012 Annual Report on Form 10-K (the "2012 Form 10-K"), as of December 31, 2012, our management identified material weaknesses in our internal control over financial reporting that have a direct impact on our financial reporting. Due to these material weaknesses in internal control over financial reporting, our management concluded in our 2012 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2012.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of March 31, 2013, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2013.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim condensed consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2012, we determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of March 31, 2013:

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

Changes in internal control over financial reporting

During the three months ended March 31, 2013, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 23, 2012, Abarta, LLC (or Abarta) filed a complaint against us in the United States District Court for the Eastern District of Texas alleging the infringement of one or more claims of the patent entitled “Virtual Reality System”, of which Abarta is the exclusive licensee. We settled this complaint and entered into a license agreement for our current and future products with Abarta in April 2013. The terms of the settlement are confidential.

On January 25, 2013, TDG Acquisition LLC, or TDG filed a complaint against us in the United States District for Western District of the New York alleging breach of the Asset Purchase Agreement between it and us. The complaint was dismissed on May 7, 2013. TDG may pursue these claims in the future under the arbitration provisions of the Asset Purchase Agreement.

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

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012. The risks discussed in our 2012 annual report could materially affect our business, financial condition and future results. The risks described in our 2012 annual report are not the only risks facing us. The recent sale of our TDG Assets and the loss of revenues from those products will materially affect our business unless new products and engineering service programs are developed to replace the previous business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or operating results. There are no material changes to the Risk Factors described in Item 1A in our 2012 annual report other than the impact of the recent sale of our TDG Assets as mentioned above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities - none

Item 3.	Defaults Upon Senior Securities

We have determined that we are in default under our senior loan agreement. On June 15, 2012, we entered into a Convertible, Senior Secured Term loan in the principal amount of $619,122 (the "Senior Loan") with LC Capital Master Fund Ltd. Under this agreement, the lender has a security interest on all our assets. A copy of the loan agreement was filed as an Exhibit to a Report on Form 8-K filed by Company on July 3, 2012.

The senior loan agreement contains certain covenants, including a covenant requiring us to maintain minimum cash levels and make the required principal and interest payments. As of March 31, 2013 the outstanding loan balance of $619,122 plus accrued interest was $23,862. We were not in compliance with these covenants as of March 31, 2013 and have not made the required monthly principal or interest payments which as of March 31, 2013 total $309,562 and $23,862, respectively. The total amount in default as of the filing date of this Form 10-Q is $456,018. If the lender does not grant a waiver with respect to this covenant default and the missed payments of principal and interest or forbear its right to foreclose upon its collateral, the lender may accelerate payment of all amounts due it and enforce its remedies to sell its collateral.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION

Date: May 15, 2013	By:
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

