Form 10-Q/A
period 2013-03-31
Vuzix Corp
filed 2013-05-20
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_______

Commission file number 000-53846

VUZIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3392453
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

2166 Brighton Henrietta Townline Rd Rochester, New York	14623
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code	(585) 359-5900

Former name, former address and former fiscal year, if changed since last report N/A

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☒

As of May 20, 2013, there were 3,536,865 shares of the Registrant’s common stock outstanding.

Explanatory Note

The purposes of this amendment to Vuzix Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the Securities and Exchange Commission on May 15, 2013 (the “Form 10-Q”), are: (i) to correct the number of shares on the front cover of the Form 10-Q as the last two digits were transposed and understating the issued common shares by 11, and (ii) to correct the sub-total of long-term liabilities as of March 31, 2013, with the Total Liabilities sub-total remaining unchanged and as originally reported, and (iii) correct two amounts relating to unpaid accrued interest in arrears which were overstated by $3,000 in the main body section Item 2 so as to agree to the financial statement note amount of $23,862 and (iv) to furnish revised Exhibit 101, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-QA that reflect the noted corrections (i) to (iii). No other changes have been made to the Form 10-Q or XBRL Interactive Data. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q except as noted above.

Under Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$532,426	$66,554
Accounts Receivable, Net	224,120	170,600
Inventories (Note 5)	648,941	687,181
Deferred Offering Costs (Note 6)	242,640	199,571
Prepaid Expenses and Other Assets	65,012	85,768

Total Current Assets	1,713,139	1,209,674
Tooling and Equipment, Net	589,065	664,967
Patents and Trademarks, Net	556,033	551,307
Debenture Issuance Costs, Net	225,798	—

Total Assets	$3,084,035	$2,425,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$3,201,479	$2,896,567
Lines of Credit (Note 7)	112,500	112,500
Notes Payable (Note 8)	389,066	258,209
Current Portion of Long-term Debt, net of discount	1,283,355	1,060,188
Current Portion of Capital Leases	44,978	57,244
Customer Deposits (Note 9)	59,401	63,079
Accrued Interest	237,678	161,703
Accrued Expenses (Note 10)	607,414	519,672
Income Taxes Payable	24,428	21,486
Derivative Valuation (Note 11)	635,299	—

Total Current Liabilities	6,595,598	5,150,648

Long-Term Liabilities
Accrued Compensation (Note 12)	1,060,096	1,010,096
Long Term Portion of Term Debt, net of discount (Note 13)	1,680,802	1,715,253
Long Term Portion of Capital Leases	33,936	40,041
Long Term Portion of Accrued Interest	773,516	719,475

Total Long-Term Liabilities	3,548,350	3,484,865

Total Liabilities	10,143,948	8,635,513

Stockholders’ Equity (Deficit)
Series C Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; (Note 20) 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 3,536,865 Shares Issued and Outstanding March 31, 2013 and December 31, 2012	3,537	3,537
Additional Paid-in Capital	20,019,153	19,933,202
Accumulated (Deficit)	(27,082,603)	(26,146,304)

Total Stockholders’ Equity (Deficit)	(7,059,913)	(6,209,565)

Total Liabilities and Stockholders’ Equity	$3,084,035	$2,425,948

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

The Company has not been in compliance with its minimum cash covenant as contained in its agreements with its Convertible, Senior Secured Term loan lender. Additionally the Company has not been making its required monthly principal and interest payments and was behind $309,562 and $23,862, respectively as of March 31, 2013. The Company is attempting to negotiate a waiver and a rescheduling of its required principal payments, but to date the senior lender has not issued such waivers or entered into a forbearance agreement, under which they would agree to forbear from enforcing their remedies against the Company. As such the lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due them and foreclosure and sale of the collateral held by them, which comprises substantially all of the Company’s assets.

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

We are currently in default under our loan agreement with LC Capital Master Fund Ltd., our senior lender for failure to comply with a minimum cash covenant and failure to make scheduled principal payments in the total amount of $309,562 and accrued interest of $23,862 as of March 31, 2013, as per the terms of our loan agreement. We are currently negotiating with our senior lender and requesting that the senior lender grant a waiver or enter into a forbearance agreement, under which it would agree to forbear from enforcing its remedies against us. Our senior lender is currently able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Even if we receive a waiver or enter into a forbearance agreement, it is uncertain whether we will be able to meet the conditions contained in any such waiver or forbearance agreement. Accordingly the entire principal amount of our convertible senior secured term debt has been shown as current and due within one year.

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

VUZIX CORPORATION

Date: May 20, 2013	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2013	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

