Form 10-Q
period 2013-06-30
Vuzix Corp
filed 2013-08-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 14, 2013, there were 9,541,153 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and Cash Equivalents	$80,922	$66,554
Accounts Receivable, Net	225,540	170,600
Inventories (Note 5)	486,101	687,181
Deferred Offering Costs (Note 6)	340,479	199,571
Prepaid Expenses and Other Assets	84,571	85,768

Total Current Assets	1,217,613	1,209,674
Tooling and Equipment, Net	512,848	664,967
Patents and Trademarks, Net	551,461	551,307
Debenture Issuance Costs, Net	214,602	—

Total Assets	$2,496,524	$2,425,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$3,512,203	$2,896,567
Lines of Credit (Note 7)	112,500	112,500
Notes Payable (Note 8)	492,673	258,209
Current Portion of Long-term Debt, net of discount	1,682,310	1,060,188
Current Portion of Capital Leases	34,830	57,244
Customer Deposits (Note 9)	43,811	63,079
Accrued Interest	407,387	161,703
Accrued Expenses (Note 10)	718,811	519,672
Income Taxes Payable	27,903	21,486
Derivative Liability (Note 11)	915,560	—

Total Current Liabilities	7,947,988	5,150,648

Long-Term Liabilities
Accrued Compensation (Note 12)	1,110,096	1,010,096
Long Term Portion of Term Debt, net of discount (Note 13)	1,319,138	1,715,253
Long Term Portion of Capital Leases	26,381	40,041
Long Term Portion of Accrued Interest	790,222	719,475

Total Long-Term Liabilities	3,245,837	3,484,865

Total Liabilities	11,193,825	8,635,513

Stockholders’ Equity (Deficit)
Series C Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 3,536,865 Shares Issued and Outstanding June 30, 2013 and December 31, 2012	3,537	3,537
Additional Paid-in Capital	20,038,500	19,933,202
Accumulated (Deficit)	(28,739,338)	(26,146,304)

Total Stockholders’ Equity (Deficit)	(8,697,301)	(6,209,565)

Total Liabilities and Stockholders’ Deficit	$2,496,524	$2,425,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$511,861	$590,686	$1,120,521	$1,504,627
Sales of Engineering Services	188,334	60,000	318,857	256,100

Total Sales	700,195	650,686	1,439,378	1,760,727

Cost of Sales — Products	315,280	446,080	597,291	1,120,106
Cost of Sales — Engineering Services	91,342	25,508	146,716	102,440

Total Cost of Sales	406,622	471,588	744,007	1,222,546

Gross Profit	293,573	179,098	695,371	538,181

Operating Expenses:
Research and Development	421,026	221,851	738,721	469,188
Selling and Marketing	287,741	285,796	562,484	622,976
General and Administrative	602,065	556,028	1,018,753	1,136,097
Depreciation and Amortization	90,612	122,452	188,960	267,548

(Loss) from Operations	(1,107,871)	(1,007,029)	(1,813,547)	(1,957,628)

Other Income (Expense)
Interest and Other (Expense) Income	—	232	—	279
Foreign Exchange Gain (Loss)	3,324	3,200	(9,745)	(1,742)
Loss on Derivative Valuation	(280,261)	—	(294,548)	—
Amortization of Senior Term Debt Discount (Note 10)	(37,292)	(6,327)	(47,019)	(12,651)
Interest Expenses	(231,395)	(151,485)	(411,238)	(240,257)

Total Other Income (Expense)	(545,624)	(154,380)	(762,550)	(254,371)

(Loss) from Continuing Operations Before Provision for Income Taxes	(1,653,495)	(1,161,409)	(2,576,097)	(2,211,999)
Provision (Benefit) for Income Taxes	3,241	5,967	16,937	22,969

(Loss) from Continuing Operations	(1,656,736)	$(1,167,376)	(2,593,034)	(2,234,968)

Income from Discontinued Operations (Note 16)	—	$(970,689)	—	(747,580)
Gain on Disposal of Discontinued Operations (Note 3)	—	$5,902,663	—	5,902,663

Net Income (Loss)	(1,656,736)	3,764,598	(2,593,034)	2,920,115

Earnings (Loss) per Share from Continuing Operations
Basic and Diluted	$(0.47)	$(0.33)	$(0.73)	$(0.63)
Earnings (Loss) per Share
Basic	$(0.47)	$1.06	$(0.73)	$0.83
Diluted	$(0.47)	$1.02	$(0.73)	$0.79

Weighted-average Shares Outstanding
Basic	3,536,856	3,536,856	3,536,856	3,536,856
Diluted	—	3,677,064	—	3,677,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities
Net Income (Loss)	$(2,593,034)	$2,920,115
Non-Cash Adjustments
Depreciation and Amortization	188,960	258,279
Impairment of Patents and Trademarks	—	9,268
Stock-Based Compensation Expense	38,694	106,675
Amortization of Term Debt Discount	47,019	764,899
Amortization of Debt Issuance Costs	12,573	—
Loss on Derivative LiabilityValuation	294,548	—
Gain on Sale of Discontinued Operation	—	(5,902,663)
Non Cash Compensation	—	74,072
(Increase) Decrease in Operating Assets
Accounts Receivable	(54,940)	629,055
Inventories	201,080	685,131
Prepaid Expenses and Other Assets	1,197	(69,085)
Increase (Decrease) in Operating Liabilities
Accounts Payable	615,635	(1,060,609)
Accrued Expenses	105,899	29,261
Customer Deposits	(19,268)	(357,737)
Income Taxes Payable	6,417	(300)
Accrued Compensation	100,000	100,000
Accrued Interest	316,431	495,272

Net Cash Flows (Used in) Provided by From Operating Activities	(738,789)	(1,318,367)

Cash Flows from Investing Activities
Proceeds from Sales of Assets, Net of Direct Costs		7,574,304
Purchases of Tooling and Equipment	(10,051)	(114,171)
Investments in Patents and Trademarks	(26,944)	(20,866)

Net Cash (Used in ) Provided by From in Investing Activities	(36,995)	7,439,267

Cash Flows from Financing Activities
Net Change in Lines of Credit	—	(652,091)
Repayment of Capital Leases	(36,074)	(52,090)
Repayment of Long-Term Debt and Notes Payable	(148,421)	(4,456,724)
Proceeds from Senior Convertible Debt	800,000	—
Issuance Costs on Senior Convertible Debt	(160,571)	—
Proceeds from Notes Payable	382,884	150,000
Costs paid for Proposed Private Placement	(47,666)	—

Net Cash Flows (Used in) Provided by Financing Activities	790,152	(5,010,905)

Net Increase (Decrease) in Cash and Cash Equivalents	14,368	1,109,995
Cash and Cash Equivalents — Beginning of Period	66,554	417,976

Cash and Cash Equivalents — End of Period	$80,922	$1,527,971

Supplemental Disclosures
Interest Paid	85,036	338,785
Income Taxes Paid	10,520	23,257
Discount on senior convertible debenture attributed to warrants	621,012	—
Warrants granted for senior convertible debenture issuance costs	66,603	—

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

The accompanying condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2012, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The results of the Company’s former Tactical Display Group business have been classified and presented as discontinued operations in the accompanying unaudited condensed Consolidated Statement of Operations (Note 3). Prior period results have been adjusted to conform to this presentation. No other adjustments have been made to the unaudited condensed Consolidated Financial Statements and following notes.

All per share amounts, outstanding shares, warrants, options and shares issuable pursuant to convertible securities for all periods reflect the 1-for-75 reverse split of the Company’s common stock, which was effective February 6, 2013.

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on our consolidated financial statements for the years ended December 31, 2012 and 2011 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The net loss for the second quarter of 2013 was $2,593,034. The Company incurred annual net losses from its continuing operations of $4,747,387 in 2012 and $5,332,866 in 2011, and has an accumulated deficit of $28,739,338 as of June 30, 2013. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

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

With the sale of assets relating to the Company’s Tactical Display Group business (the “TDG Assets”) on June 15, 2012 and subsequent debt repayments, the Company was for a period no longer in default under the various covenants then contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan agreement. This asset sale, debt repayments and other debt deferrals improved the working capital position of the Company. However due to its continued operating losses and the transition of its business away from its former military related product sales, the Company experienced further increase in its working capital deficiency.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Company’s need for additional capital, on March 21, 2013, the Company issued a secured convertible debenture in the amount of $800,000. The debenture bears interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at our option. Commencing on February 1, 2014, the Company will be required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018.

The Company has not been in compliance with its minimum cash covenant as contained in its agreements with its Convertible, Senior Secured Term loan lender. Additionally the Company has not making its required monthly principal and interest payments to this lender and was behind $464,343 and $52,815, respectively in such payments as of June 30, 2013.

Management of the Company has been pursuing a financing to raise the additional capital needed to continue planned operations. On August 5, 2013, the Company closed on a public offering of common stock and warrants for a total of $8,050,000 in gross proceeds before underwriting discounts and commissions and other offering expenses payable by the Company. Please refer to Note 20 – Subsequent Events, for more details on the transaction.

The public offering and related debt conversions and repayments have allowed to Company to cure all its prior debt defaults. All of the Company’s secured debts were either repaid or converted into common stock and warrants simultaneously with the consummation of the public offering. Since the closing of the public offering, the Company has the financial resources to better execute on its business plans but it still must grow its business significantly to become profitable and self-sustaining on a cash flow basis. In the event that the Company is unable to do so in a timely manner, the Company would need to pursue other financing alternatives in the near future, which could include a private financing, bridge financing or collaboration agreements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into such collaborative arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, future commercialization efforts or otherwise curtail its business, which could adversely affect its business prospects.

Note 3 — Discontinued Operations

In an effort to improve working capital, cure debt defaults and pay down debts, on June 15, 2012, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Asset Purchase Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations. The sale of the TDG Assets included sale of the Company’s proprietary Tac-Eye displays and its night vision electronics and optics module products. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to other end user consumers, and to TDG and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market. Under the Asset Purchase Agreement, TDG is allowed to sell its goods and services in all markets other than the consumer market or to end users. The Company and TDG also entered into a Vuzix Authorized Reseller Agreement, pursuant to which TDG is authorized as the exclusive reseller of the Company’s current and future products to military, defense and security organizations, unless TDG elects to have the Company make such sales directly.

The purchase price paid to the Company by TDG consists of two components: $8,374,900 net of adjustments, which was paid at closing, and up to an additional $2.5 million, which TDG will be required to pay only if TDG achieves certain quarterly and annual revenue targets from sales of goods and services to military, defense and security organizations. Based on financial reports submitted by TDG, none of the revenue targets were achieved, so no further amounts will be received by the Company. The purchase price was determined by arm’s length negotiations between the parties. We recorded a gain before taxes and final adjustments of $5,902,663 from the asset sale.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following represents the major components of the reported gain on sale:

Net Sales Price	$8,374,900
Less:
- Professional Fees on Sale of Assets	(800,596)
- Accounts Receivable Sold	(299,599)
- Inventories Sold	(1,135,042)
- Fixed Assets Sold	(120,832)
- Patents and Trademarks Sold	(113,117)
- Sales Taxes on Asset Sale	(3,051)

Net Gain of Sale of Asset	$5,902,663

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as a discontinued operation. Accordingly, the operating results of the TDG Assets for the three and six months ended June 30, 2013 and 2012 have been reclassified as discontinued operations in the unaudited Condensed Consolidated Statement of Operations. Below is a summary of these results:

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$—	$381,417	$—	$1,768,754
Sales of Engineering Services	—	4,907	—	358,921

Total Sales	—	386,324	—	2,127,675

Total Cost of Sales	—	287,038		1,273,908

Gross Profit	—	99,286	—	853,767

Operating Expenses:
Research and Development	—	131,216	—	295,138
Selling and Marketing	—	102,372	—	200,378
General and Administrative	—	—	—	—
Depreciation and Amortization	—	—	—	—
Interest Expense on Senior Debt*	—	147,114	—	353,583
Amortization Senior Debt Discount*	—	689,273	—	752,248

Income (Loss) from Discontinued Operations	—	(970,689)	—	(747,580)

Gain (Loss) on Disposal of Discontinued Operations	—	5,902,663	—	5,902,663
Provision (Benefit) for Income Taxes	—	—	—	—

Net Income (Loss) from Discontinued Operations	—	4,931,974	—	5,155,083

Basic Income (Loss) per Share	$—	$1.39	$—	$1.40
Diluted Income (Loss) per Share	$—	$1.34	$—	$1.46
Weighted-average Shares Outstanding
Basic	—	3,536,865	—	3,536,865
Diluted	—	3,677,064	—	3,677,064

* Amounts reported represent the interest expense and the amortization of the discount on the Senior Term debt that was required to be repaid from the proceeds of the TDG Asset sale.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of debt. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Had the Company reported net income for the three or six months ended June 30, 2013, a total of 1,327,595 shares would have been excluded from these diluted calculations as they would be anti-dilutive.

Note 5 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Purchased Parts and Components	$371,622	$422,516
Work in Process	18,990	42,597
Finished Goods	95,489	222,068

Net	$486,101	$687,181

Note 6 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred through to June 30, 2013 that are related to the public offering of the Company’s common stock and warrants and will be charged to capital as of the completion of the offering. Please refer to Note 20 – Subsequent Events.

	Professional and Agents’ fees Paid	Professional and Agents’ fees Accrued	Total
December 31, 2012	$57,500	$142,071	$199,571
Additions during period	22,590	20,479	43,069
March 31, 2013	80,090	162,550	242,640
Additions during period	25,076	72,763	97,839
Deferred Offering Costs as of June 30, 2013	$105,166	$235,313	$340,479

 Note 7 – Bank Lines of Credit

The Company has available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on the line of credit amounted to $112,500 as of June 30, 2013 and December 31, 2012.

Note 8 – Notes Payable

Notes payable represent promissory notes payable by the Company.

	June 30, 2013	December 31, 2012

Note payable to officers and shareholders of the Company. Principal along with accrued interest is due and payable on March 31, 2014. The notes bear interest at 18.5% and secured by all the assets of the Company.	$383,256	$165,738
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note is to be repaid in 12 blended monthly payments of $5,645.	79,824	46,737
Note payable to an officer of the Company due on December 31, 2013. The note bears interest at 7.49% and monthly principal payments of $2,691 plus accrued interest are required. The note is secured by all the assets of the Company.	29,593	45,734

	$492,673	$258,209

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for products. These deposits range from 20 to 100% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order.

Note 10 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012

Accrued Wages and Related Costs	$118,542	$31,197
Accrued Compensation	324,303	181,322
Accrued Professional Services	126,827	181,227
Accrued Warranty Obligations	44,408	93,788
Accrued Product Costs	97,900	—
Other Accrued Expenses	6,831	32,138

Total	$718,811	$519,672

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three and six months ended June 30, 2013 were as follows:

2013

Accrued Warranty Obligations at December 31, 2012	$93,788
Reductions for Settling Warranties	(41,042)
Warranties Issued During Period	12,507

Accrued Warranty Obligations at March 31, 2013	$65,253
Reductions for Settling Warranties	(38,374)
Warranties Issued During Period	17,529

Accrued Warranty Obligations at June 30, 2013	$44,408

Note 11 – Derivative Liability and Fair Value Measurement

The Company recognized a derivative liability for the warrants to purchase 186,480 shares of its common stock issued in connection with the $800,000 convertible senior secured debenture issued on March 21, 2013. These warrants have a cashless exercise provision effective six months after the issuance date and an exercise price that is subject to adjustment in the event of subsequent equity sales (subject to certain exceptions) within the first six months. In accordance with ASC 815-10-25, we measured the derivative liability using a Black-Scholes pricing model at the March 21, 2013 issuance date and subsequently remeasured the liability on June 30, 2013. See Note 15: Warrants for additional information on the warrants issued. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. The amount recorded for the derivative liability relating to the warrants as of March 21, 2013 was $621,012 and it was revalued to $635,299 as of March 31, 2013, resulting in a $14,287 loss on the derivative’s valuation for the first quarter. The derivative liability was revalued to $915,560 based on the closing price of our common shares as of June 30, 2013, resulting in a $280,261 loss on the derivative’s valuation for the second quarter and a $294,548 loss for the six-months ended June 30, 2013.

 VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company concluded that the Put embedded in the convertible debenture in the event of the Company’s default under the Debenture had such minimal value that it did not record an additional and separate liability for this contingency.

The Company has adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

-	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
-	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
-	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2013:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Derivative Liability	915,560	—	—	915,560
Total liabilities measured at fair value	$915,560	$—	$—	$915,560

The Black-Scholes-Merton pricing model was used to estimate the fair value of warrants issued during 2013. The following summary table shows the assumptions used to compute the fair value of warrants issued during 2013 and their estimated value:

	June 30, 2013	March 21, 2013 (Issuance Date)

Assumptions for Black-Scholes:
Expected term in years	4.75	5.0
Volatility	117.57%	110.3%
Risk-free interest rate	1.39%	0.79%
Expected annual dividends	None	None

Value of warrants issued:
Fair value of warrants granted	$915,560	$621,012

Note 12 — Accrued Compensation

Accrued compensation represents amounts owed to officers of the Company for services rendered that remain outstanding. The principal is not subject to a fixed repayment schedule, and interest on the outstanding balances is payable at 8% per annum, compounding monthly. The unpaid principal amounts are shown as Long-Term Liabilities on the Company’s consolidated balance sheet. The respective interest amounts are included in Accrued Interest, under the Long-Term Liabilities section.

	Accrued Compensation	Accrued Interest

Balance as at December 31, 2012	$1,010,096	$442,638
Additions in first quarter of 2013	50,000	29,315
Subtractions in first quarter of 2013	—	—
Balance as at March 31, 2013	$1,060,096	$471,953
Additions in second quarter of 2013	50,000	31,095
Subtractions in second quarter of 2013	—	—
Balance as at June 30, 2013	$1,110,096	$503,048

On March 27, 2013, the Company entered into a deferred compensation deferral and conversion option agreements with two of its officer, which agreements were subject to the closing of the Company’s planned public stock offering by June 30, 2013, which was later extended to August 31, 2013, and which agreement is effective upon such closing. Pursuant to the deferred compensation and conversion option agreements the officers each agreed that the accrued compensation and accrued interest above, will be convertible into shares of the Company’s common stock, at a conversion price equal to the offering price of the Company’s proposed public stock offering. In connection with the closing of the public offering on August 5, 2013, the then loan amounts plus accrued interest are being converted in common shares and warrants. Please refer to Note 20 – Subsequent Events for further information.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2013	December 31, 2012

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$209,208	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	225,719	225,719
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	396,004 (84,352)	396,004 (97,003)
Convertible, Senior Secured Term Debt. The principal is to be repaid over 15 months, with equal payments of principal beginning on October 15, 2012. The Company has not made any of the required principal payments and is in default and as a result the entire loan amount has been classified as current. The loan bears interest at 13.5%, per annum, which is payable monthly on the 15th of each month. The loan is secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan.	619,122	619,122
Convertible, Senior Secured Term Debenture. The principal is to be repaid on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018. The debenture bears interest at 16.0%, per annum, which is payable quarterly on each February 1, May 1, August 1 and November 1, beginning on August 1, 2013. The loan is secured by a first security position in all the assets of the Company.	800,000	—
Discount related to Warrants issued pursuant to the above Convertible, Senior Term Debenture that was recorded as a derivative liability, net of $33,828 in amortization.	(586,644)	—
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	1,320,643	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	101,748	101,748
	$3,001,448	$2,775,441
Less: Amount Due Within One Year	(1,682,310)	(1,060,188)

Amount Due After One Year	$1,319,138	$1,715,253

The aggregate maturities for all long-term borrowings as of June 30, 2013 are as follows:

2013	2014	2015	2016	Thereafter	Total

$1,682,310	$771,741	$338,189	$—	$209,208	$3,001,448

In connection with the sale of the TDG Assets, certain of the Company’s lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by the loan agreements between the Company and each such lender, and released their security interests in the TDG Assets sold. Pursuant to a Loan Modification and Consent Agreement regarding the Company’s Convertible, Senior Secured Term Debt Loan, which was in default at the time of the sale, the Company paid this Senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due to the Convertible Senior Secured Term Debt Lender, $619,122 was represented by a new note in that amount. This new note carries an interest rate of 13.5%, to be paid monthly. The principal amount of the note is to be repaid over 15 months, with equal principal payments commencing on October 15, 2012. The Company also agreed to use 40% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce the principal of this new note. The Convertible Senior Secured Term Debt agreement contains certain covenants, including the maintenance of minimum cash, cash equivalents, and undrawn availability under any bank working capital line in an aggregate amount of at least 40% of the sum of (i) the outstanding principal amount of the loan and (ii) unpaid interest. The Company has not made any of its required principal payments and since February 2013 stopped making monthly interest payments. As a result the Company is default under its loan agreement with the lender.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to its original transaction with the holder of the Senior Secured Term Debt, the Company issued to that lender warrants to purchase up to 533,333 shares of common stock (the “Warrants”), at an exercise price of $7.47 per share, exercisable at any time prior to December 23, 2014. The fair value of these Warrants, $1,010,379 was reflected as a discount against the loan amount, but because of the loan’s restructuring and the early repayment of the principal resulting from the TDG Assets sale, the unamortized discount of $636,678 was fully expensed in the second quarter of 2012. The maximum number of shares of common stock that may be issued pursuant to: (i) the exercise of Warrants; and (ii) the conversion of principal and interest owing under the Loan, may not exceed 620,396 shares.

Pursuant to the various other Loan Modification and Consent agreements, each secured term note payable holders agreed to defer further payments on their respective Note Payable due from the Company until July 15, 2013 after which the notes are to be repaid in 24 to 36 equal monthly installments. Additionally the Company has agreed to use 15% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce such Notes Payable.

On March 27, 2013, and amended thereafter, the Company entered into several debt conversion agreements with the respective holders of $2,374,682 of the long-term debt reflected in table above. Pursuant to the agreements, each lender agreed to convert its outstanding secured promissory note, together with accrued interest thereon into shares of the Company’s common stock, subject to the closing of the Company’s proposed public stock offering, at a conversion price equal to the public offering price. In connection with the closing of the public offering on August 5, 2013, $1,755,570 of these loan amounts plus accrued interest were converted in common shares and warrants and the remainder was repaid. Please refer to Note 20 – Subsequent Events for further information.

On March 21, 2013, the Company entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 21, 2013, the Company issued to Hillair a $800,000 16% secured convertible debenture due March 21, 2018. The debenture bears interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at the Company’s option. Commencing on February 1, 2014, the Company is required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018; which the Company may make in cash or common stock at our option subject to certain conditions. The debenture is convertible into shares of our common stock at a conversion price of $4.29 per share, subject to certain conversion price adjustments. In connection with the debenture issuance, the Company also issued to Hillair five-year warrants to purchase 186,480 shares of its common stock at an initial exercise price of $4.72 per share, which is subject to exercise price adjustments for the first six months. The warrants have been reflected as a derivative liability on the balance sheet and recorded as a discount against the debenture. See Note 11 for further details. Additional information regarding the debenture may be found in the Form 8-K filed by the Company on March 27, 2013. Upon the closing of the public offering, the warrant exercise was reduced to $2.25.

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

In connections with the issuance of the debenture the Company incurred issuance costs which totaled $227,174, inclusive of the financial advisor’s warrant discussed above. These costs will be amortized on a straight-line basis over the five year life of the debenture. Accumulated amortization to June 30, 2013 was $12,572.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the three and six months ended June 30, 2013 and 2012, the Company generated federal and state net operating income for income tax purposes before the assumed offset against the Company’s net operating loss carry forwards. These federal and state net operating loss carry forwards total approximately $22,782,000 at June 30, 2013 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,399,000 begin to expire in 2017, if not utilized.

Note 15 — Stock Warrants

A summary of the various changes in warrants during the six-month period ended June 30, 2013 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2012	656,641
Exercised During the Period	—
Issued During the Period	206,480
Expired During the Period	(1,220)

Warrants Outstanding, June 30, 2013	861,901

A total of 206,480 warrants were issued during the six month period ending June 30, 2013 with an aggregate fair value $687,615, see Note 11 for further details. The outstanding warrants as of June 30, 2013 expire from December 31, 2013 to March 21, 2018. The weighted average remaining term of the warrants is 2.2 years. The weighted average exercise price is $6.84 per share. A total of 186,420 warrants was re-priced to $2.25 from $4.72 upon the closing of the public offering on August 5, 2013.

Note 16 — Stock Option Plans

A summary of stock option activity for the six-months ended June 30, 2013 is as follows:

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2012	192,729	$10.68	$1.70 – $ 17.50
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(518)	$11.25	$11.25

Outstanding at June 30, 2013	192,211	$10.67	$1.70 – $ 17.50

As of June 30, 2013, there were 165,159 options that were fully vested and exercisable at a weighted average exercise price of $10.52 per share. The weighted average remaining contractual term on the vested options is 5.2 years.

As of June 30, 2013 there were 27,052 unvested options exercisable at a weighted average exercise price of $10.50 per share. The weighted average remaining contractual term on the unvested options is 7.3 years.

No cash was received from option exercises for the three or six months ended June 30, 2013 and 2012.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and three months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Stock-based compensation expense: - - Stock Options	$19,347	$49,272	$38,694	$106,669
Income tax benefit	—	—	—	—
Net Decrease in Net Income	$19,347	$49,272	$38,694	$106,699

Per share increase in Loss Per Share:

Basic and Diluted	$0.0055	$0.0139	$0.0109	$0.0302

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2013, the Company had approximately $127,911 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.2 years.

Note 17 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 18 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2013. The Company’s total contractual payment obligations for operating leases as of June 30, 2013 total $15,222 and are due in calendar year 2013.

Note 19 — Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Note 20 — Subsequent Events

On August 5, 2013, the Company consummated its public offering of 4,250,000 shares of common stock, and warrants to purchase up to an aggregate of 4,250,000 shares of common stock, at a public offering price of $2.00 per share and $0.0001 per warrant. The warrants have a per share exercise price of $2.25, are exercisable immediately, and expire 5 years from the date of issuance. Total gross proceeds from the public offering were $8,050,000, before underwriting discounts and commissions and other offering expenses payable by Vuzix.

Simultaneous with the closing of this public offering $2,227,658 in outstanding secured debt and accrued interest thereon, converted into common stock and warrants at a conversion price equal to the offering price of $2.00. Additionally $1,532,051 in outstanding long-term accrued compensation and accrued interest owed to our officers was converted into common stock and warrants at a conversion price equal to the offering price of $2.00.

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

In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. Since the sale of the TDG Assets in June 2012, we no longer sell night vision display drive electronics, the Tac-Eye line of Video Eyewear products, and a full range engineering services to defense customers, which will materially reduce our revenue and cash flow in the future. In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as discontinued operations and accordingly the operating results of the TDG Assets for the three months ended June 30, 2013 and 2012 have been reclassified as discontinued operations on our consolidated Statements of Operations. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;

•	carrying value of long-lived assets;

•	valuation of patents and trademarks;

•	revenue recognition;

•	product warranty;
•	fair value measurement of financial instruments;
•	embedded derivatives;
•	stock-based compensation; and

•	income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our accounting policies for the three month period ended June 30, 2013.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements.

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

The purchase price paid to us consists of 2 components: $8,500,000 less $154,207 in adjustments, or $8,345,793, which was paid at closing, and up to an additional $2.5 million, which will be paid to us only if the purchaser achieves certain quarterly and annual revenue targets within the first 12 months after closing the sale of the TDG Assets from sales of goods and services to military organizations and defense and security organizations. Based on financial reports submitted by TDG as June 30, 2013, none of the revenue targets were achieved, so no further amounts will be received by the Company. The purchase price was determined by arm’s length negotiations between the parties.

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

In connection with the Asset Purchase Agreement, we entered into a new letter agreement with LC Capital Master Fund Ltd., the senior lender under our convertible loan and security agreement and we executed a new note for $619,122, which represented the remaining obligation under the original December 2010 loan. The new note carries interest at a rate of 13.5% (18.5% if in default) and repayment is due in 12 equal payments commencing on October 15, 2012. We also agreed to use 40% of any of the earn-out received under the Asset Purchase Agreement in reduction of this note. We are in default under the loan agreement with the senior lender for failure to make required principal payments totaling $464,343 and interest payments totaling $52,815 as of June 30, 2013. This loan default was cured by the repayment of the entire principal amount and related accrued interest upon closing of the Company’s August 5, 2013 public offering. Please refer to Note 20 – Subsequent Events for further information.

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

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as a discontinued operation. Accordingly, the operating results of the TDG Assets for the three and six months ending June 30, 2013 and 2012 have been reclassified as discontinued operations on our consolidated Statements of Operations and in the following discussion of our results of operations and financial condition.

Results of Operations

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

Sales.   Our sales were $700,195 for the second quarter ending June 30, 2013 compared to $650,686 for the same period in 2012. This represents a 7.6% increase for the three month period ending June 30, 2013 as compared to 2012. Product sales were $511,861 or 73% of total sales for the second quarter of 2013 as compared to $590,686 or 91% of our total sales for same period in 2012, a decrease of $78,825 or 13%. The decrease was primarily attributable to our limited working capital, which limited our ability to purchase components to build product to match our sales demand, particularly on new product lines. Sales from our engineering programs for the second quarter of 2013, increased to $188,334 or 27% of total sales compared to $60,000 or 9% of total sales in the same quarter 2012. The major reason for the increase was completion and delivery of waveguide HMD development program versus the prior period when progress billings were only being recorded.

Cost of Sales and Gross Profit.   Gross profit increased to $293,573 for the second quarter of 2013 from $179,098 for the same period in 2012, an increase of $114,475 or 64%. As a percentage of net sales, gross profit increased to 42% for the second quarter of 2013 compared to 28% for the same period in 2012. This increase was primarily the result of a change in our overall sales mix to higher margin Video Eyewear models as compared to the same period in 2012.

Research and Development.   Our research and development expenses increased by $199,175 or 90% in the second quarter of 2013, to $421,026 compared to $221,851 in the same period of 2012. The increase in spending was a direct result of our efforts to ready our new M100 smart glasses for release in the fourth quarter of 2013.

Selling and Marketing.   Selling and marketing expenses were $287,741 for the second quarter of 2013 compared to $285,796 for the same period in 2012, a decrease of $1,945 or 1%. The decreases were primarily attributable to lower personnel salary costs and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $602,065 for the second quarter of 2013 as compared to $556,028 for the same period in 2012, an increase of $46,037 or 8%. The overall increase in general and administrative costs reflects higher spending on legal fees and road show travel costs which were not deferred.

Depreciation and Amortization.   Our depreciation and amortization expense for the second quarter of 2013 was $90,612 as compared to $122,452 in the same period in 2012, a decrease of $31,840 or 26%. The decrease was a direct result of a lower depreciable asset base after the sale of the TDG assets in 2013 versus the year 2012 when then asset still remained in the same period of 2012 and assets becoming fully depreciated.

Other (Income) Expense.   Total other expenses was $545,624 in the second quarter of 2013 compared to $154,380 in the same period in 2012, an increase of $391,244. The increase in these expenses was primarily attributable to higher interest costs of $79,910 incurred in the second quarter of 2013 as compared to 2012, including interest on new loans received in the first quarter of 2013. Additionally we recorded a loss of $280,261 on the derivative liability valuation mark-to-market revaluation for the second quarter and the amortization of the additional senior debt discounts of $37,292 for the period ending June 30, 2013, as compared to $6,327 in 2012.

Provision for Income Taxes.   The provision for income taxes for the second quarter of 2013 was $3,241 as compared to $5,967 for the same period in 2012.

Income from Discontinued Operations. The loss from Discontinued Operations was $970,689 for the three months ending June 30, 2012 as compared to Nil for same current period in 2013. For the second quarter of 2012, the Company reported Gain on Sale of $5,902,663, as compared to Nil for the same period in 2013. See Note 3 of the enclosed condensed consolidated financial statements for further information on the discontinued operations and gain on sale related to the TDG Assets.

Net Loss and Loss per Share.   Our net loss was $1,656,736 or $0.47 basic loss per share in the second quarter ending June 30, 2013, compared to a net income of $3,764,598 or $1.06 per share for the same period in 2012.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Sales.   The Company’s sales were $1,439,378 for the six months ended June 30, 2013 compared to $1,760,727 for the same period in 2012. This represents a 18% decrease for the six month period 2013 as compared to 2012. Product sales decreased to $1,120,521 or 78% of total sales for the six months ended June 30, 2013 compared to $1,504,627 or 85% of the Company’s total sales as compared to the same period in 2012. The decrease of 26% in product sales was the direct result of our limited working capital and our inability to buy components to meet our sales demand which caused supply chain delays. Sales from the Company’s engineering programs, all related to waveguide based HMDs, for the six months ending June 30, 2013, increased to $318,857 or 22% of total sales compared to $256,100 or 14% of total sales in same period in 2012. The major reason for the increase was completion of program in the second quarter of 2013.

Cost of Sales and Gross Profit.   Gross profit increased to $695,371 for the six months ending June 30, 2013 from $538,181 for the same period in 2012, an increase of $157,190 or 29%. As a percentage of net sales, gross profit increased to 48% for the six month period ending June 30, 2013 compared to 30% for the same period in 2012. This increase was the primarily the result of a change in our overall sales mix to higher margin consumer Video Eyewear and augmented reality models in 2013, versus the sales mix for the same period in the prior year when a larger percentage of our sales were from lower resolution Video Eyewear products which carried a lower average gross margin.

Research and Development.   Our research and development expenses were $738,721 for the six months ending June 30, 2013 compared to $469,188 for the same period in 2012. The $269,533 or 57% increase in the 2013 period versus 2012 was a direct result of our efforts to ready our new M100 smart glasses for release in the fourth quarter of 2013.

Selling and Marketing.   Selling and marketing expenses were $562,484 for the six months ending June 30, 2013 compared to $622,976 for the same period in 2012, a decrease of $60,492 or 10%. The decreases were mainly attributable to lower personnel salary costs.

General and Administrative.   General and administrative expenses were $1,018,753 for the six months ending June 30, 2013 as compared to $1,136,097 for the same period in 2012, a decrease of $117,344 or 10%. The lower general and administrative costs related to lower salary costs and reduced rent and occupancy expenses.

Depreciation and Amortization.   Our depreciation and amortization expense for the six months ending June 30, 2013 was $188,960 as compared to $267,548 in the same period in 2012, a decrease of $78,588 or 29%. The decrease was a direct result of a lower depreciable asset base after the sale of the TDG assets in 2013 versus the year 2012 when then asset still remained in the same period of 2012 and assets becoming fully depreciated.

Other Income (Expense).   Total other expenses were $(762,550) for the six period ending June 30, 2013 compared to $(254,371) in the same period in 2012, an increase of $(508,179). The increase in these expenses was primarily attributable to interest costs, loss on derivative valuation and the amortization of senior term debt discounts. Interest expense increased by $(170,981) or 71% due to new loans and the higher default interest rate costs on certain senior debt which was in default in the 2013 period. The Company recorded a loss of $(294,548) on the derivative liability valuation mark-to-market revaluation for the 2013 period versus nil in 2012. The amortization of the senior term debt discount was $(47,019) as compared to $(12,651) for same period in 2012.

Provision for Income Taxes.   The provision for income taxes for the six months ending June 30, 2013 was $16,937 as compared to $22,969 for the same period in 2012.

Income from Discontinued Operations and Gain on Sale of Discontinued Assets. The loss from Discontinued Operations was $747,580 for the six months ending June 30, 2012 as compared to Nil for same current period in 2013. In the 2012 comparative period, the Company reported Gain on Sale of $5,902,663, as compared to Nil for the same period in 2013. See Note 3 of the enclosed condensed consolidated financial statements for further information on the discontinued operations and gain on sale related to the TDG Assets.

Net Income (Loss) and Income (Loss) per Share.  Our net income was $(2,593,034) or $(0.73) basic per share for the six months ending June 30, 2012, versus income of $2,920,115 or $0.83 for the same period in 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $80,922 an increase of $14,368 from $66,554 as of December 31, 2012.

At June 30, 2013 we had current liabilities of $7,947,988 compared to current assets of $1,217,613 which resulted in a negative working capital position of $6,730,375. As at December 31, 2012 we had a negative working capital position of $3,940,974. Our current liabilities are comprised principally of the current portion of long term debt, accounts payable, accrued expenses, customer deposits, notes payable, bank lines of credit and a derivative liability.

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

As of June 30, 2013 the Company was in default under its loan agreement with LC Capital Master Fund Ltd., a senior secured lender for failure to comply with a minimum cash covenant and failure to make scheduled principal payments in the total amount of $464,343 and $52,815 in accrued interest, as per the terms of that loan agreement. This senior secured lender was as of June 30, 2013 able to exercise its remedies under the loan agreement, including acceleration of the amounts due and foreclosure and sale of the collateral held by it. Upon the closing of our August 5, 2013 public offering, as described in Note 20 of the condensed financial statements and below, this loan default was cured by the repayment of the entire principal amount and related accrued interest upon closing.

Operating Activities.   We used $738,789 of cash for operating activities for the six months ending June 30, 2013 and $1,272,451 in the same period in 2012. Changes in non-cash operating assets and liabilities were $1,224,785 for the six months ending June 30, 2013 and $450,988 in the same period in 2012. The major non-cash operating items for the six months ending June 30, 2013 resulted from a $615,635 increase in accounts payable, a $100,000 increase in accrued compensation, a $316,431 increase in accrued interest and a $199,141 increase in accrued expenses. The major non-cash operating items for first half of 2012 resulted from a $685,131 reduction in inventory and a $629,055 reduction in accounts receivable, a $(357,737) reduction in customer deposits, along with a $495,272 increase in accrued interest. Included in these reductions were $299,599 in accounts receivable and $938,549 in inventory related to the sale of the TDG Assets.

Investing Activities.   Cash used in investing activities was $36,995 for the six months ending June 30, 2013. Cash used for investing activities of $10,051 in the first half of 2013 related primarily to the purchase of computer equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $26,944 in the six month period ending June 30, 2013.

Cash provided by investing activities was $7,439,267 in the first half of 2012. Cash used for investing activities of $(114,171) in the first half of 2012 related primarily to the purchase of computer equipment additions and tooling, and the costs of registering our intellectual property rights, included in the investing activities totals described above, were $(20,866). From the sale of the TDG Assets in June 2012 the Company received proceeds of $8,374,900 less expenses of $(800,593) or a net of $7,574,304.

Financing Activities.   Cash provided by financing activities was $790,152 for the six months ending June 30, 2013. During the six month period ending June 30, 2013, the primary source of cash were the proceeds of $800,000 from the sale of a convertible debenture less issuance costs of $160,439 and $382,884 from the sale of notes payable, less the repayment of $(148,421) in notes payable.

Cash (used in) financing activities was $(5,010,905) in the first half of 2012. During the first half of 2012, the primary use of cash was a $(652,091) reduction in drawings under our operating line of credit and the repayments on term debt of $(4,456,724) as required by our lenders for their approval of the sale of the TDG Assets.

Capital Resources.   As of June 30, 2013, we had a cash balance of $80,922. The outstanding balance under our line of credit as of June 30, 2013 was $112,500, the same amount as of December 31, 2012. We anticipate that to meet our working capital needs, we will need to negotiate a new operating credit facility with its bank or seek alternative sources for an operating loan.

The TDG Asset sale and subsequent debt restructurings improved our working capital position and reduced our working capital deficit; however, due to our continued operating losses and business transition away from our prior TDG Assets business activities, the Company experienced a further rise in its working capital deficiency.

On August 5, 2013, the Company consummated its public offering of 4,250,000 shares of common stock, and warrants to purchase up to an aggregate of 4,250,000 shares of common stock, at a public offering price of $2.00 per share and $0.0001 per warrant. The warrants have a per share exercise price of $2.25, are exercisable immediately, and expire 5 years from the date of issuance. Total gross proceeds from the public offering were $8,050,000, before underwriting discounts and commissions and other offering expenses payable by the Company.

Simultaneous with the closing of this public offering $2,316,006 in outstanding secured debt and accrued interest thereon, converted into common stock and warrants at a conversion price equal to the offering price of $2.00. Additionally $1,642,569 in outstanding long-term accrued compensation and accrued interest owed to our officers was converted into common stock and warrants at a conversion price equal to the offering price of $2.00.

The Company intends to use the net proceeds received from the offering to complete commercialization of the M100 Smart Glasses, winner of the Best of Innovations and Engineering award at the 2013 Consumer Electronics Show (CES), and the VFX720 video head phone products, and waveguide technologies, repayment of certain of debt (consisting of principal and interest on outstanding notes, convertible debentures and bank loans) in the amount of approximately $2,025,000 , and for working capital and general corporate purposes.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere and in our annual report on Form 10-K for the year ended December 31, 2012. During the three and six months ending June 30, 2013 and the years ended December 31, 2012 and 2011, we have has been unable to generate cash flows other than our recent asset sales, sufficient to support our operations and have been dependent on term debt financings, equity financings, revolving credit financing and most recently asset sales and our public offering. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future. Our independent auditors issued a going concern paragraph in their reports for the years ended December 31, 2012 and 2011. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. As a result of our current level of funding, ongoing losses from operations, substantial doubt exists about its ability to continue as a going concern.

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

We have previously attracted funding in the form of subordinated debt, a bank line of credit and most recently a public offering of common shares and warrants. However, there can be no assurance that we will be able to do so in the future or that if we raise additional capital it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

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

On March 21, 2013 we entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 27, 2013, we issued to Hillair a $800,000 16% senior secured convertible debenture due on March 21, 2018. The debenture bears interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at our option. Commencing on February 1, 2014, we will be required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018,which we may make in cash or common stock at our option subject to certain conditions. The debenture is convertible into shares of our common stock at a conversion price of $4.29 per share. In connection with the debenture issuance, we also issued to Hillair five-year warrants to purchase 186,480 shares of our common stock at an exercise price of $4.72 per share. Upon the closing of our public offering on August 5, 2013, the exercise price of the warrants was reduced to $2.25. Upon closing of this transaction, we retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. We also issued to Gentry five-year warrants to purchase 20,000 shares of our common stock at an exercise price of $4.72 per share. The entire principal amount and related accrued interest of this loan along with a $200,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.

We are using the proceeds from the sale of the debenture for general working capital purposes and to accelerate the tooling and development work on our Smart Glasses products.

On July 15, 2013, we entered into and closed a securities purchase agreement with Hillair whereby we sold to Hillair, for a purchase price of $200,000, (i) a $200,000 16% senior secured convertible debenture due March 21, 2018, and (ii) a common stock purchase warrant to purchase up to 38,168 shares of our common stock.  The debenture is convertible into shares of common stock at a conversion price of $5.24 per share, subject to adjustments upon certain events.  Interest on the Debenture accrues at the rate of 16% annually and is payable quarterly on February 1, May 1, August 1 and November 1, beginning on August 1, 2013, on any redemption, conversion and at maturity. Interest is payable in cash or at our option in shares of our common stock, provided certain conditions are met. Commencing on February 1, 2014, we will be obligated to redeem a certain amount under the debenture on a periodic basis in an amount equal to $50,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $12,500 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018.  In lieu of a cash redemption and subject to our meeting certain equity conditions, we may elect to pay the such required redemption amounts in shares. The warrants may be exercised at any time on or after July 15, 2013 until March 21, 2018, and had an initial exercise price of $5.24 per share, subject to adjustments upon certain events, which was reduced to $2.25 upon the closing of our public offering on August 5, 2013.  Our obligations under the debenture are secured under the terms of the security agreement dated as of March 27, 2013 between us, our subsidiaries and Hillair and the Subsidiary Guarantee dated March 27, 2013 between Hillair and our subsidiaries. The entire principal amount and related accrued interest of this loan along with a $40,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.

We intend to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters are discussed below and in Note 2 to the unaudited condensed consolidated financial statements. The August 5, 2013 successful closing of the Company’s public offering for gross proceeds of $8,050,000 and the conversion of approximately $3,960,000 in debt and accrued interest into common stock in connection therewith has significantly improved the financial position of the Company. We believe these financings have provided us sufficient capital to implement our current operating plan and planned new product development activities and reduced the doubt about our ability to continue as a going concern for at least 12 months. The Company must still grow its business significantly to become profitable and self-sustaining on a cash flow basis.

Additionally we plan to manage our liquidity under an operational plan that contemplates, among other things:

•	managing our working capital through better optimization of inventory levels;

•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality products;

•	the introduction of the M100, waveguide optics and new high resolution Smart Glasses;

•	reducing and deferring some research and development and delaying some planned product and new technology introductions;

•	exploring our options with respect to new equity financings or debt borrowings; and

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term or whether such initiatives will be limited by the availability of capital. We cannot make assurances that we will be able to generate sufficient cash flow from operations, service our remaining indebtedness or otherwise fund our new product development plans.

If we are required to raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets. We can give no assurance that we will be able to obtain additional financing on favorable terms or at all. If we are unable to become profitable and self-sustaining on a cash flow basis and are required to obtain future funding, the Company could be forced to delay, reduce or eliminate its research and development programs, future commercialization efforts or otherwise curtail its business, which could adversely affect its business prospects. These factors raise substantial doubt about our ability to continue as a going concern.

Forward Looking Statements

This quarterly report includes forward-looking statements. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include statements concerning:

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2012 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. In addition, the recent sale of our TDG Assets has resulted in a change in focus for us because, since inception, a substantial portion of our sales have been derived from the sale of night vision display drive electronics, sales of our Tac-Eye monocular video eyewear and engineering services primarily to the U.S. government and its suppliers. As a result of our sale of the TDG Assets, we no longer sell night vision display drive electronics, sell our former Tac-Eye products or perform general engineering services to defense customers and this has materially reduced our revenue and cash flow and could materially adversely affect our ability to achieve or maintain profitability in the future. Any future defense related sales will be limited to engineering services regarding our waveguide optics and, eventually, the sale of products based on that technology and defense-related sales made through TDG. Our ability to fully replace the revenues from the sold TDG Asserts and product lines is unknown.

Any of these factors could cause our actual results to differ materially from our anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2012 annual report. We caution readers to carefully consider such factors. Many of these factors are beyond our control. In addition, any forward-looking statements represent our estimates only as of the date they are made, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, except as may be required under applicable securities laws, we specifically disclaim any obligation to do so, even if its estimates change.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of June 30, 2013, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2013.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2012, we determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of June 30, 2013:

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

Changes in internal control over financial reporting

During the three months ended June 30, 2013, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property. To our knowledge, there are no material legal proceedings to which any our directors, officers or affiliates, or any beneficial owner of more than five percent of our common stock, or any associate of any of the foregoing, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

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

We have determined that we are in default under a senior loan in the principal amount of $619,122 as of June 30, 2013. This loan default was cured by the repayment of the entire principal amount and related accrued interest upon closing of the Company’s August 5, 2013 public offering.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Link base
101.LAB	XBRL Taxonomy Extension Label Link base Document
101.PRE	XBRL Taxonomy Extension Presentation Link base Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION

Date: August 14, 2013	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

