Form 10-Q
period 2013-09-30
Vuzix Corp
filed 2013-11-19
CIK 1463972

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53846

VUZIX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3392453
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2166 Brighton Henrietta Townline Rd	14623
Rochester, New York
(Address of principal executive offices)	(Zip Code)

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

As of November 19, 2013, there were 9,541,153 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current Assets
Cash and Cash Equivalents	$2,569,135	$66,554
Accounts Receivable, Net	163,806	170,600
Inventories (Note 5)	645,294	687,181
Deferred Offering Costs (Note 6)	—	199,571
Prepaid Expenses and Other Assets	83,164	85,768

Total Current Assets	3,461,399	1,209,674
Tooling and Equipment, Net	519,319	664,967
Patents and Trademarks, Net	550,047	551,307

Total Assets	$4,530,765	$2,425,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$2,394,766	$2,896,567
Lines of Credit (Note 7)	—	112,500
Notes Payable (Note 8)	406,626	258,209
Current Portion of Long-term Debt, net of discount	100,064	1,060,188
Current Portion of Capital Leases	26,892	57,244
Customer Deposits (Note 9)	74,732	63,079
Accrued Interest	51,817	161,703
Accrued Expenses (Note 10)	612,099	519,672
Income Taxes Payable	30,178	21,486

Total Current Liabilities	3,697,174	5,150,648

Long-Term Liabilities
Long Term Derivative Liability (Note 11)	8,576,160	—
Accrued Compensation (Note 12)	—	1,010,096
Long Term Portion of Term Debt, net of discount (Note 13)	219,733	1,715,253
Long Term Portion of Capital Leases	21,792	40,041
Long Term Portion of Accrued Interest	11,788	719,475

Total Long-Term Liabilities	8,829,473	3,484,865

Total Liabilities	12,526,647	8,635,513

Stockholders’ Equity (Deficit)
Series C Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 9,541,153 Shares Issued and Outstanding September 30, 2013 and 3,536,865 on December 31, 2012	9,541	3,537
Additional Paid-in Capital	22,590,615	19,933,202
Accumulated (Deficit)	(30,596,038)	(26,146,304)

Total Stockholders’ Equity (Deficit)	(7,995,882)	(6,209,565)

Total Liabilities and Stockholders’ Deficit	$4,530,765	$2,425,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Sales of Products	$301,076	$566,495	$1,421,598	$2,071,122
Sales of Engineering Services	37,740	190,000	356,597	446,100

Total Sales	338,816	756,495	1,778,195	2,517,222

Cost of Sales — Products	177,361	486,650	774,653	1,610,742
Cost of Sales — Engineering Services	12,666	71,000	159,382	169,551

Total Cost of Sales	190,027	557,650	934,035	1,780,293

Gross Profit	148,789	198,845	844,160	736,929

Operating Expenses:
Research and Development	470,302	267,230	1,209,023	736,418
Selling and Marketing	193,650	282,011	756,134	904,987
General and Administrative	585,260	507,883	1,604,011	1,643,981
Depreciation and Amortization	95,595	123,983	284,556	391,530

(Loss) from Operations	(1,196,018)	(982,262)	(3,009,564)	(2,939,987)

Other Income (Expense)
Interest and Other (Expense) Income	—	—	—	279
Foreign Exchange Gain (Loss)	4,671	157	(5,075)	(1,585)
Gain (Loss) on Derivative Valuation	259,426	—	(35,122)	—
Amortization of Senior Term Debt Discount (Note 13)	(592,970)	(6,326)	(639,989)	(18,977)
Interest Expenses	(307,521)	(121,871)	(718,759)	(362,130)

Total Other Income (Expense)	(636,394)	(128,040)	(1,398,945)	(382,413)

(Loss) from Continuing Operations Before Provision for Income Taxes	(1,832,412)	(1,110,302)	(4,408,509)	(3,322,400)
Provision (Benefit) for Income Taxes	24,288	5,721	41,225	28,690

(Loss) from Continuing Operations	(1,856,700)	(1,116,023)	(4,449,734)	(3,351,090)

Income from Discontinued Operations (Note 3)	—	—	—	(747,580)
Gain on Disposal of Discontinued Operations (Note 3)	—	(65,056)	—	5,837,607

Net Income (Loss)	$(1,856,700)	$(1,181,079)	$(4,449,734)	$1,738,937

Earnings (Loss) per Share from Continuing Operations
Basic and Diluted	$(0.26)	$(0.32)	$(0.93)	$(0.95)
Earnings (Loss) per Share
Basic	$(0.26)	$(0.33)	$(0.93)	$0.49
Diluted	$(0.26)	$(0.33)	$(0.93)	$0.46

Weighted-average Shares Outstanding
Basic	7,191,649	3,536,856	4,773,042	3,536,856
Diluted	—		—	3,747,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities
Net Income (Loss)	$(4,449,734)	$1,738,937
Non-Cash Adjustments
Depreciation and Amortization	284,556	382,262
Impairment of Patents and Trademarks	—	9,268
Stock-Based Compensation Expense	139,926	139,451
Amortization and Write-off of Term Debt Discount	639,989	771,225
Amortization and Write-off of Debt Issuance Costs	257,692	—
Loss on Derivative Liability Valuation	35,122	—
Gain on Sale of Discontinued Operation	—	(5,837,607)
Forgiveness of Debt	—	46,037
Non Cash Compensation		74,072
(Increase) Decrease in Operating Assets	—
Accounts Receivable	6,794	513,503
Inventories	41,887	706,717
Prepaid Expenses and Other Assets	2,604	78
Increase (Decrease) in Operating Liabilities
Accounts Payable	(501,802)	(1,488,215)
Accrued Expenses	92,427	29,448
Customer Deposits	11,653	(327,258)
Income Taxes Payable	8,692	183
Accrued Compensation	116,667	150,000
Accrued Interest	459,029	586,267

Net Cash Flows (Used in) Provided by From Operating Activities	(2,854,498)	(2,505,632)

Cash Flows from Investing Activities
Proceeds from Sales of Assets, Net of Direct Costs	—	7,509,255
Purchases of Tooling and Equipment	(98,723)	(167,016)
Investments in Patents and Trademarks	(38,925)	(43,536)

Net Cash (Used in ) Provided by From in Investing Activities	(137,648)	7,298,703

Cash Flows from Financing Activities
Issuance of Common Stock	8,050,000	—
Direct Offering Associated Costs	(1,633,641)	—
Net Change in Lines of Credit	(112,500)	(652,081)
Repayment of Capital Leases	(48,601)	(72,597)
Repayment of Long-Term Debt and Notes Payable	(1,952,327)	(4,464,795)
Proceeds from Senior Convertible Debt	1,000,000	—
Issuance Costs on Senior Convertible Debt	(191,088)	—
Proceeds from Notes Payable	382,884	150,000

Net Cash Flows (Used in) Provided by Financing Activities	5,494,727	(5,039,473)

Net Increase (Decrease) in Cash and Cash Equivalents	2,502,581	(246,402)
Cash and Cash Equivalents — Beginning of Period	66,554	417,976

Cash and Cash Equivalents — End of Period	$2,569,135	$171,574

Supplemental Disclosures
Interest Paid	460,083	338,785
Income Taxes Paid	32,533	23,257
Conversion of Accrued Compensation and Term Debt into Common Stock	2,882,333	—
Conversion of Accrued Interest into Common Stock	1,076,250	—
Warrant Derivative Liability of Common Stock Offering and Debt Conversions	8,446,271	—
Discount on senior convertible debenture attributed to warrants	621,012	—
Warrants granted for senior convertible debenture issuance costs	66,603	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on our consolidated financial statements for the years ended December 31, 2012 and 2011 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The net loss for the nine months ended September 30, 2013 was $4,449,734. The Company incurred annual net losses from its continuing operations of $4,747,387 in 2012 and $5,332,866 in 2011, and has an accumulated deficit of $30,596,038 as of September 30, 2013. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

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

Following the sale of assets relating to the Company’s Tactical Display Group business (the “TDG Assets”) on June 15, 2012 and subsequent debt repayments, the Company was for a  limited time period no longer in default under the various covenants then contained in its agreements with its Convertible, Senior Secured Term loan lender and with its bank which provided Lines of Credit under a secured revolving loan agreement. This asset sale, debt repayments and other debt deferrals improved the working capital position of the Company. However due to its continued operating losses and the transition of its business away from its former military related product sales, the Company experienced further increase in its working capital deficiency.

In connection with the Company’s need for additional capital, on March 21, 2013, the Company issued a secured convertible debenture in the amount of $800,000. The debenture bore interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at our option. Commencing on February 1, 2014, the Company was required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018. Additionally on July 15, 2013 the Company issued a $200,000 secured convertible debenture maturing on March 21, 2008. The debenture bore interest at a rate of 16%, payable quarterly and had principal repayments commencing on February 1, 2014.

Management of the Company sought to raise additional capital needed to continue operations. On August 5, 2013, the Company closed its public offering of 4,025,000 shares of common stock, and warrants to purchase up to an aggregate of 4,025,000 shares of common stock, at a public offering price of $2.00 per share and $0.0001 per warrant. The warrants have a per share exercise price of $2.25, are exercisable immediately, and expire 5 years from the date of issuance. Total gross proceeds from the public offering were $8,050,000, before underwriting discounts and commissions and other offering expenses payable by Vuzix. Simultaneous with the closing of this public offering $2,316,013 in outstanding secured debt and accrued interest thereon, converted into common stock and warrants with the same material terms at a conversion price equal to the offering price of $2.00. Additionally $1,642,570 in outstanding long-term accrued compensation and accrued interest owed to our officers was converted into common stock and similar warrants at a conversion price equal to the offering price of $2.00. Approximately $2,265,000 of outstanding notes, convertible debentures, bank loan, and early debt repayment penalties was paid out on closing.

The public offering and related debt conversions and repayments have allowed the Company to cure all its prior debt defaults. Since the closing of the public offering, the Company has had the financial resources to better execute on its business plans but it still must grow its business significantly to become profitable and self-sustaining on a cash flow basis. In the event that the Company is unable to do so in a timely manner, the Company would need to pursue other financing alternatives in the near future, which could include a private financing, bridge financing or collaboration agreements. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into such collaborative arrangements. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be forced to delay, reduce or eliminate its research and development programs, future commercialization efforts or otherwise curtail its business, which could adversely affect its business prospects.

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

The purchase price paid to the Company by TDG  consisted of two components: $8,345,793 net of adjustments, which was paid at closing, and up to an additional $2.5 million, which TDG would have been required to pay only if TDG achieved certain quarterly and annual revenue targets from sales of goods and services to military, defense and security organizations. Based on financial reports submitted by TDG, none of the revenue targets were achieved, so no further amounts will be received by the Company. The purchase price was determined by arm’s length negotiations between the parties. We recorded a gain before taxes and final adjustments of $5,837,607 from the asset sale.

The following represents the major components of the reported gain on sale:

Net Sales Price	$8,345,793
Less:
- Professional Fees on Sale of Assets	(825,596)
- Accounts Receivable Sold	(299,599)
- Inventories Sold	(1,135,042)
- Fixed Assets Sold	(120,832)
- Patents and Trademarks Sold	(113,117)
- Sales Taxes on Asset Sale	(14,000)

Net Gain of Sale of Asset	$5,837,607

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as a discontinued operation. Accordingly, the operating results of the TDG Assets for the three and nine months ended September 30, 2013 and 2012 have been reclassified as discontinued operations in the unaudited Condensed Consolidated Statement of Operations. Below is a summary of these results:

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales of Products	$—	$—	$—	$1,768,754
Sales of Engineering Services	—	—	—	358,921

Total Sales	—	—	—	2,127,675

Total Cost of Sales	—	—	—	1,273,907

Gross Profit	—	—	—	853,768

Operating Expenses:
Research and Development	—	—	—	295,138
Selling and Marketing	—	—	—	200,378
General and Administrative	—	—	—	—
Depreciation and Amortization	—	—	—	—
Interest Expense on Senior Debt*	—	—	—	353,584
Amortization Senior Debt Discount*	—	—	—	752,248

Income (Loss) from Discontinued Operations	—	—	—	(747,580)

Gain (Loss) on Disposal of Discontinued Operations	—	(65,056)	—	5,837,607
Provision (Benefit) for Income Taxes	—	—	—	—

Net Income (Loss) from Discontinued Operations	—	(65,056)	—	5,090,027

Basic Income (Loss) per Share	$—	$(0.0184)	$—	$1.40
Diluted Income (Loss) per Share	$—	$(0.0184)	$—	$1.36
Weighted-average Shares Outstanding
Basic	—	3,536,865	—	3,536,865
Diluted	—	—	—	3,747,164

* Amounts reported represent the interest expense and the amortization of the discount on the Senior Term debt that was required to be repaid from the proceeds of the TDG Asset sale.

Note 4 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted Earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of debt. During periods of net loss, all common stock equivalents are generally excluded from the diluted EPS calculation because they are antidilutive. A total of  7,422,579 equivalent shares have been excluded from these diluted calculations as they would be anti-dilutive.

Note 5 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Purchased Parts and Components	$354,369	$422,516
Deposits Paid for Purchased Components	113,098	—
Work in Process	61,671	42,597
Finished Goods	116,156	222,068

Net	$645,294	$687,181

Note 6 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred related to the public offering of the Company’s common stock and warrants as discussed in Note 2, which were charged to capital as of the completion of the offering.

Total
December 31, 2012	$199,571
Additions during period	43,069
March 31, 2013	242,640
Additions during period	97,839
Deferred Offering Costs as of June 30, 2013	340,479
Additions during period	1,293,162
Deletions during period	(1,633,641)
Deferred Offering Costs as of September 30, 2013	$—

Note 7 – Bank Lines of Credit

The Company has available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on the line of credit amounted to $0 as of September 30, 2013 and $112,500 as of December 31, 2012.

Note 8 – Notes Payable

Notes payable represent promissory notes payable by the Company.

	September 30, 2013	December 31, 2012

Note payable to officers and shareholders of the Company. Principal along with accrued interest is due and payable on March 31, 2014. The notes bear interest at 18.5% and secured by all the assets of the Company.	$321,004	$165,738
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note is to be repaid in 12 blended monthly payments of $5,645.	66,254	46,737
Note payable to an officer of the Company due on December 31, 2013. The note bears interest at 7.49% and monthly principal payments of $2,691 plus accrued interest are required. The note is secured by all the assets of the Company.	19,368	45,734

	$406,626	$258,209

Note 9 — Customer Deposits

Customer deposits represent advance payments made by customers when they place orders for products. These deposits range from 20 to 100% of the total order amount. These deposits are credited to the customer against product deliveries or at the completion of their order.

Note 10 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012

Accrued Wages and Related Costs	$69,929	$31,197
Accrued Compensation	333,533	181,322
Accrued Professional Services	60,077	181,227
Accrued Warranty Obligations	45,101	93,788
Accrued Product Costs	97,900	—
Other Accrued Expenses	5,559	32,138

Total	$612,099	$519,672

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three and nine months ended September 30, 2013 were as follows:

2013

Accrued Warranty Obligations at December 31, 2012	$93,788
Reductions for Settling Warranties	(41,042)
Warranties Issued During Period	12,507

Accrued Warranty Obligations at March 31, 2013	$65,253
Reductions for Settling Warranties	(38,374)
Warranties Issued During Period	17,529

Accrued Warranty Obligations at June 30, 2013	$44,408
Reductions for Settling Warranties	(11,783)
Warranties Issued During Period	12,476

Accrued Warranty Obligations at September 30, 2013	$45,101

Note 11 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase 186,480 shares of its common stock issued in connection with the $800,000 convertible senior secured debenture issued on March 21, 2013. These warrants have a cashless exercise provision effective six months after the issuance date and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) within the first six months. In accordance with ASC 815-10-25 we measured the derivative liability using a Black-Scholes pricing model at the March 21, 2013 issuance date and subsequently remeasured the liability on September 21, 2013. As the exercise price adjustment feature expired causing the warrant to no longer require derivative accounting treatment, the derivative liability then outstanding after revaluation on September 21, 2013 of $526,245 related to these warrants was reclassified to Additonal Paid-in Capital as of September 30, 2013. See Note 15: Warrants for additional information on the warrants issued.

The Company recognized a derivative liability for the warrants to purchase 38,168 shares of its common stock issued in connection with the $200,000 convertible senior secured debenture issued on July 15, 2013. These warrants have a cashless exercise provision effective six months after the issuance date and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) within the first six months. In accordance with ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at the July 15, 2013 issuance date and subsequently remeasured the liability on September 30, 2013. See Note 15: Warrants for additional information on the warrants issued.

The Company recognized a derivative liability for the warrants to purchase 6,004,288 shares of its common stock issued in connection with the equity offering and related debt conversions issued on August 5, 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at the August 5, 2013 issuance date and subsequently remeasured the liability on September 30, 2013. See Note 15: Warrants for additional information on the warrants issued.

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. The total derivative liability was revalued to $8,576,160 based on the closing price of our common shares as of September 30, 2013, resulting in a $259,426 gain on the derivative’s valuation for the third quarter ending September 30, 2013 and a $(35,122) (loss) for the nine-months ended September 30, 2013.

The Company concluded that the Put embedded in the senior secured convertible debentures in the event of the Company’s default under the Debenture had such minimal value that it did not record an additional and separate liability for this contingency. Both debentures were repaid in full on August 5, 2013.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2013:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Derivative Liability	8,576,160	—	—	8,576,160
Total liabilities measured at fair value (Long-Term)	$8,576,160	$—	$—	$8,576,160

The following table summarizes the changes in the fair value of the Company’s Level 3 warrant liabilities:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Fair value –beginning of period	$915,560	$—
Warrants issued	8,446,271	9,067,283
Reclassification of warrant liabilities to Additional Paid-in Capital	(526,245)	(526,245)
Change in fair value	(259,426)	35,122
Fair value –as of September 30, 2013	$8,576,160	$8,576,160

A Black-Scholes-Merton pricing model was used to estimate the fair value of warrants issued during the first six months of 2013. For third quarter ending September 30, 2013, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants issued during this period. The following summary table shows the assumptions used to compute the fair value of the warrants granted during 2013, their estimated value at the time of their grant and the Level III liability associated with the warrants:

	September 30, 2013	At Issuance
Assumptions for Pricing Model:
Expected term in years	4.5 to 4.8	4.62 to 5.0
Volatility range for years 1 to 5	62 to 63%	61 to 110%
Risk-free interest rate	1.39%	0.77 to 1.41%
Expected annual dividends	None	None

Value of warrants issued:
Fair value of warrants granted	$8,576,160	$9,067,283

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

	Accrued Compensation	Accrued Interest

Balance as at December 31, 2012	$1,010,096	$442,638
Additions in first quarter of 2013	50,000	29,315
Subtractions in first quarter of 2013	—	—
Balance as at March 31, 2013	1,060,096	471,953
Additions in second quarter of 2013	50,000	31,095
Subtractions in second quarter of 2013	—	—
Balance as at June 30, 2013	1,110,096	503,048
Additions in third quarter of 2013	16,667	12,758
Subtractions in third quarter of 2013	(1,126,763)	(515,806)
Balance as at September 30, 2013	$—	$—

                On March 27, 2013, the Company entered into a deferred compensation deferral and conversion option agreements with two of its officer, which agreements were subject to the closing of the Company’s planned public stock offering and which agreements were effective upon such closing on August 5, 2013. Pursuant to those agreements the officers each converted their loan amounts plus accrued interest into shares of the Company’s common stock and related warrants, at the conversion price of $2.00, equal to the offering price of the Company’s August 5, 2015 public stock offering.

Note 13 — Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012

Note payable to an officer of the Company. The principal is not subject to a fixed repayment schedule, bears interest at 8% per annum and is secured by all of the assets of the Company	$—	$209,208
Note payable to an officer of the Company. The principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	—	225,719
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months.	304,555	396,004
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(78,027)	(97,003)
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
     Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that is subordinate only to the security interest that secures the Company’s working capital loan.
	—	619,122
Long-term secured deferred trade payable for which the principal and interest is subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. The deferred trade payable bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	—	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	93,269	101,748
	$319,797	$2,775,441
Less: Amount Due Within One Year	(100,064)	(1,060,188)
Amount Due After One Year	$219,733	$1,715,253

The aggregate maturities for all long-term borrowings as of September 30, 2013 are as follows:

2013	2014	2015	2016	Thereafter	Total

$100,064	$100,064	$91,585	$28,084	$—	$319,797

In connection with the sale of the TDG Assets, certain of the Company’s lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by the loan agreements between the Company and each such lender, and released their security interests in the TDG Assets sold. Pursuant to a Loan Modification and Consent Agreement regarding the Company’s Convertible, Senior Secured Term Debt Loan, which was in default at the time of the sale, the Company paid this Senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due to the Convertible Senior Secured Term Debt Lender, $619,122 was represented by a new note in that amount. This new note carried an interest rate of 13.5%, to be paid monthly. The principal amount of the note was to be repaid over 15 months, with equal principal payments commencing on October 15, 2012. The Company had also agreed to use 40% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce the principal of this new note. The Convertible Senior Secured Term Debt agreement contained certain covenants, including the maintenance of minimum cash, cash equivalents, and undrawn availability under any bank working capital line in an aggregate amount of at least 40% of the sum of (i) the outstanding principal amount of the loan and (ii) unpaid interest. The Company did not make any of its required principal payments and in February 2013 stopped making monthly interest payments. The note plus accrued interest was repaid in full on August 5, 2013.

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

Pursuant to the various other Loan Modification and Consent agreements, each secured term note payable holder agreed to defer further payments on their respective Note Payable due from the Company until July 15, 2013 after which the notes are to be repaid in 24 to 36 equal monthly installments. Additionally the Company had agreed to use 15% of any of the earn-out payments received under the TDG Asset Purchase Agreement to reduce such Notes Payable.

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

On March 21, 2013, the Company entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 21, 2013, the Company issued to Hillair a $800,000 16% secured convertible debenture due March 21, 2018. The debenture bore interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at the Company’s option. Commencing on February 1, 2014, the Company was required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018; payable in cash or common stock at our option subject to certain conditions. The debenture was convertible into shares of our common stock at a conversion price of $4.29 per share, subject to certain conversion price adjustments. In connection with the debenture issuance, the Company also issued to Hillair five-year warrants to purchase 186,480 shares of its common stock at an initial exercise price of $4.72 per share, which was subject to exercise price adjustments for only the first six months.   Upon the closing of the public offering, the warrant exercise was reduced to $2.25. The warrants were reflected as a derivative liability on the balance sheet and recorded as a discount against the debenture. See Note 11 for further details. Upon the closing of the public offering on August 5, 2013, the debenture principal and accrued interest was repaid along with an early repayment penalty of $160,000, and the warrant exercise price was reduced to $2.25.

On July 15, 2013, the Company entered into a Securities Purchase Agreement with Hillair, pursuant to which the Company issued to Hillair a $200,000 senior secured convertible debenture due March 21, 2018, and (ii) a common stock purchase warrant to purchase up to 38,168 shares of our common stock at an initial exercise price of $5.24 per share, which is subject to exercise price adjustments for the first six months.  The warrants may be exercised at any time on or after July 15, 2013 until March 21, 2018.  The debenture was convertible into shares of common stock at a conversion price of $5.24 per share, subject to adjustments upon certain events. Interest on the Debenture accrued at the rate of 16% annually and was payable quarterly on February 1, May 1, August 1 and November 1, beginning on August 1, 2013, on any redemption, conversion and at maturity. Interest was payable in cash or at the Company’s option in shares of our common stock, provided certain conditions are met. Commencing on February 1, 2014, the Company would have been obligated to redeem a certain amount under the debenture on a periodic basis in an amount equal to $50,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $12,500 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018. Upon the closing of the public offering on August 5, 2013, the debenture principal and accrued interest was repaid along with an early repayment penalty of $40,000, and the warrant exercise price was reduced to $2.25.

Upon closing of the debenture transaction, the Company retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. The Company also issued to Gentry five-year warrants to purchase 20,000 shares of common stock at an exercise price of $4.72 per share, which warrant contained terms substantially similar to the warrants issued to Hillair. Upon the closing of the public offering, the warrant exercise was reduced to $2.25. The fair value of these warrants upon grant was calculated as $66,603 and was reflected in the deferred debenture issuance costs

In connections with the issuance of the two debentures the Company incurred issuance costs which totaled $257,691, inclusive of the financial advisor’s warrant discussed above. These costs will be amortized on a straight-line basis over the five year life of the debenture. The total of these unamortized issuance costs were expensed on August 5, 2013, simultaneous with the debentures early repayment and closing of the public offering on August 5, 2013.

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

In the three and nine months ended September 30, 2013 and 2012, the Company generated federal and state net operating income for income tax purposes before the assumed offset against the Company’s net operating loss carry forwards. These federal and state net operating loss carry forwards total approximately $24,950,000 at September 30, 2013 and begin to expire in 2018, if not utilized. Of the Company’s tax credit carry forwards, $1,399,000 begin to expire in 2017, if not utilized.

Note 15 — Stock Warrants

A summary of the various changes in warrants during the nine-month period ended September 30, 2013 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2012	656,641
Exercised During the Period	—
Issued During the Period	6,551,654
Expired During the Period	(1,220)

Warrants Outstanding, September 30, 2013	7,207,075

A total of 6,551,654 warrants were issued during the nine month period ending September 30, 2013, with an aggregate fair value of $9,067,283, see Note 11 for further details. The outstanding warrants as of September 30, 2013 expire from December 31, 2013 to August 5, 2018. The weighted average remaining term of the warrants is 4.5 years. The weighted average exercise price is $2.87 per share. A total of 206,420 warrants were re-priced to $2.25 from $4.72 and 38,168 warrants were re-priced to $2.25 from $5.24 upon the closing of the public offering on August 5, 2013.

Note 16 — Stock Option Plans

A summary of stock option activity for the nine-months ended September 30, 2013 is as follows:

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2012	192,729	$10.68	$1.70 – $ 17.50
Granted	45,000	$2.00	$2.00
Exercised	—	$—	$—
Expired or Forfeited	(22,225)	$11.25	$1.94 – $ 11.25

Outstanding at September 30, 2013	215,504	$10.67	$1.70 – $ 17.50

As of September 30, 2013, the Company had 190,916 options outstanding that were fully vested and exercisable at a weighted average exercise price of $9.49 per share. The weighted average remaining contractual term on the vested options is 9.5 years.

As of September 30, 2013 the Company had 24,588 unvested options exercisable at a weighted average exercise price of $10.45 per share. The weighted average remaining contractual term on the unvested options is 5.4 years.

The Company did not receive any cash from option exercises for the three or nine months ended September 30, 2013 and 2012.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Stock-based compensation expense: - - Stock Options	$101,232	$32,782	$139,926	$139,451
Income tax benefit	—	—	—	—
Net Decrease in Net Loss	$101,232	$32,782	$139,926	$139,451

Per share increase in Loss Per Share:

Basic and Diluted	$0.0141	$0.0093	$0.0293	$0.0394

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2013, the Company had approximately $108,564 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.0 years.

Note 17 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 18 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2014. The Company’s total contractual payment obligations for operating leases as of September 30, 2013 total $37,245 and are due in calendar year 2013 and $63,576 in calendar year 2014.

Note 19 — Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this interim report and in our annual report on Form 10-K for the year ended December 31, 2012. As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix” “management,” “we,” “our,” and “us” refer to Vuzix Corporation and its subsidiary.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our consolidated financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

In reading our financial statements, you should be aware of the factors and trends that our management believes are important in understanding our financial performance. Since the sale of the TDG Assets in June 2012, we no longer sell night vision display drive electronics, the Tac-Eye line of Video Eyewear products, and a full range engineering services to defense customers, which will materially reduce our revenue and cash flow in the future. In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as discontinued operations and accordingly the operating results of the TDG Assets for the three and nine months ended September 30, 2013 and 2012 have been reclassified as discontinued operations on our consolidated Statements of Operations. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;
•	carrying value of long-lived assets;
•	valuation of patents and trademarks;
•	revenue recognition;
•	product warranty;
•	fair value measurement of financial instruments;
•	embedded derivatives;
•	stock-based compensation; and
•	income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2012. There have been no significant changes in our accounting policies for the three month period ended September 30, 2013.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our products (known commercially as Video Eyewear, but also commonly referred to as virtual displays, wearable displays, wearable computers, personal viewers, Smart Glasses, head mounted displays (or HMDs), or near-to-eye displays (or NEDs)) are used to view high-resolution video and digital information primarily from mobile electronic devices (such as cell phones, portable media players, gaming systems and laptop computers) and from desktop computers. Our products provide the user a viewing experience that simulates viewing a large screen television or a desktop computer monitor and can be viewed practically anywhere, anytime.

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

The purchase price paid to us consisted of 2 components: $8,500,000 less $154,207 in adjustments, or $8,345,793, which was paid at closing, and up to an additional $2.5 million, which we would have received only if the purchaser achieved certain quarterly and annual revenue targets within the first 12 months after closing the sale of the TDG Assets from sales of goods and services to military organizations and defense and security organizations. Based on financial reports submitted by TDG as June of 30, 2013, none of the revenue targets were achieved, so no further amounts will be received by the Company. The purchase price was determined by arm’s length negotiations between the parties.

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

In connection with the Asset Purchase Agreement, we entered into a new letter agreement with LC Capital Master Fund Ltd., the senior lender under our convertible loan and security agreement and we executed a new note for $619,122, which represented the remaining obligation under the original December 2010 loan. The new note carried interest at a rate of 13.5% (18.5% if in default) and repayment was due in 12 equal payments commencing on October 15, 2012. This loan was repaid in full along with related accrued interest upon closing of the Company’s August 5, 2013 public offering.

In connection with the Asset Purchase Agreement, certain of our creditors entered into loan modification and consent agreements pursuant to which each consented to the sale of the TDG Assets, as required by the terms of existing loan agreements between us and each lender, and released their respective security interests in the TDG Assets. We were required to repay our bank line of credit as a condition to obtaining the required consent of the senior lender for the sale transaction, and the bank line of credit was canceled upon such repayment. Further, pursuant to the various loan modification and consent agreements, we made certain payments totaling $200,000 in reduction of the obligations owed and each lender agreed to defer further payments on their note payables until July 15, 2013 after which the notes are to be repaid in 24 to 36 monthly installments. The majority of these modified loans were converted to common stock in connection of the Company’s August 5, 2013 public offering.

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as a discontinued operation. Accordingly, the operating results of the TDG Assets for the three and nine months ending September 30, 2013 and 2012 have been reclassified as discontinued operations on our consolidated Statements of Operations and in the following discussion of our results of operations and financial condition.

Results of Operations

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

Sales.  Our sales were $338,816 for the quarter ended September 30, 2013 compared to $756,495 for the same period in 2012. This represents a 55% decrease for the three month period ended September 30, 2013 as compared to 2012. Product sales were $301,076 or 89% of total sales for the third quarter of 2013 as compared to $566,495 or 75% of our total sales for same period in 2012, a decrease of $265,419 or 47%. The decrease was primarily attributable to our very limited working capital and small cash position up until the closing of our August 5th public offering, which limited our ability to purchase components to build product to match our sales demand. Sales from our engineering programs for the third quarter of 2013, decreased to $37,740 or 11% of total sales compared to $190,000 or 25% of total sales in the same quarter 2012. The major reason for the decrease was the elimination of permitted defense related engineering programs in 2013 as compared to the same period in 2012.

Cost of Sales and Gross Profit.   Gross profit decreased to $148,789 for the third quarter of 2013 from $198,845 for the same period in 2012, a decrease of $50,056 or 25%. As a percentage of net sales, gross profit increased to 44% for the third quarter of 2013 compared to 26% for the same period in 2012. This increase was primarily the result of a change in our overall sales mix to higher margin Video Eyewear augmented reality models as compared to the same period in 2012 when general consumer Video Eyewear was sold.

Research and Development.   Our research and development expenses increased by $203,072 or 76% in the third quarter of 2013, to $470,302 compared to $267,230 in the same period of 2012. The increase in spending was a direct result of our efforts to ready our new M100 smart glasses for release in the fourth quarter of 2013 and the hiring of additional personnel.

Selling and Marketing.   Selling and marketing expenses were $193,650 for the third quarter of 2013 compared to $282,011 for the same period in 2012, a decrease of $88,361 or 31%. The decreases were primarily attributable to lower personnel salary costs, reduced travel costs, and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $585,260 for the third quarter of 2013 as compared to $507,883 for the same period in 2012, an increase of $77,377 or 15%. The overall increase in general and administrative costs reflects higher spending on legal fees, the hiring of investor relations consultants and road show travel costs which were not reflected as part of the public offering costs.

Depreciation and Amortization.   Our depreciation and amortization expense for the third quarter of 2013 was $95,595 as compared to $123,983 in the same period in 2012, a decrease of $28,388 or 23%. The decrease was a direct result of a lower depreciable asset base as assets are becoming fully depreciated.

Other (Income) Expense.   Total other expenses were $636,394 in the third quarter of 2013 compared to $128,040 in the same period in 2012, an increase of $508,354. Interest costs increased by $185,650 to $307,521 in the third quarter of 2013 as compared to 2012, primarily due interest on new loans received in 2013. We recorded a gain of $259,426 on the derivative liability valuation mark-to-market revaluation for the third quarter versus $0 for the same period in 2012. The amortization of the senior debt discounts was $592,970 reflecting the write-off of the unamortized discount from the early repayment of related loans for the three months ended September 30, 2013, as compared to $6,326 in 2012.

Provision for Income Taxes.   The provision for income taxes for the third quarter of 2013 was $24,288 as compared to $5,721 for the same period in 2012.

Income from Discontinued Operations and (Loss) Gain on Sale of Discontinued Assets. The amounts for the quarterly period ending September 30, 2013 were $0. In the 2012 comparative period, the Company reported purchase price adjustments and other transactional costs related to this transaction of $65,056.

Net Loss and Loss per Share.   Our net loss was $1,856,700 or $0.26 basic loss per share in the quarter ended September 30, 2013, compared to a net loss of $1,181,079 or $0.32 per share for the same period in 2012.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Sales.  The Company’s sales were $1,778,195 for the nine months ended September 30, 2013 compared to $2,517,222 for the same period in 2012. This represents a 29% decrease for the nine month period in 2013 as compared to 2012. Product sales decreased to $1,421,598 or 80% of total sales for the nine months ended September 30, 2013 compared to $2,071,122 or 82% of the Company’s total sales as compared to the same period in 2012. The decrease of 31% in product sales was the direct result of our limited working capital and our inability to buy components to meet our sales demand which caused supply chain delays. Sales from the Company’s engineering programs, both commercial and defense related, for the nine months ended September 30, 2013, decreased to $356,597 or 20% of total sales compared to $446,100 or 18% of total sales in same period in 2012. The major reason for the decrease was completion of former defense related programs in the prior year’s period.

Cost of Sales and Gross Profit.   Gross profit increased to $844,160 for the nine months ended September 30, 2013 from $736,929 for the same period in 2012, an increase of $107,231 or 15%. As a percentage of net sales, gross profit increased to 47% for the nine month period ending September 30, 2013 compared to 29% for the same period in 2012. This increase was the primarily the result of a change in our overall sales mix to higher margin consumer Video Eyewear and augmented reality models in 2013, versus the sales mix for the same period in the prior year when a larger percentage of our sales were from lower resolution Video Eyewear products which carried a lower average gross margin.

Research and Development.   Our research and development expenses were $1,209,023 for the nine months ended September 30, 2013 compared to $736,418 for the same period in 2012. The $472,605 or 64% increase in the 2013 period versus 2012 was a direct result of our efforts to ready our new M100 smart glasses for release in the fourth quarter of 2013.

Selling and Marketing.   Selling and marketing expenses were $756,134 for the nine months ended September 30, 2013 compared to $904,987 for the same period in 2012, a decrease of $148,853 or 16%. The decreases were mainly attributable to lower personnel salary costs and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $1,604,011 for the nine months ended September 30, 2013 as compared to $1,643,981 for the same period in 2012, a decrease of $39,970 or 2%. The lower general and administrative costs related to lower salary costs and reduced rent and occupancy expenses.

Depreciation and Amortization.   Our depreciation and amortization expense for the nine months ended September 30, 2013 was $284,556 as compared to $391,530 in the same period in 2012, a decrease of $106,974 or 27%. The decrease was a direct result of a lower depreciable asset base after the sale of the TDG assets in 2012 and more assets that have become fully depreciated.

Other Income (Expense).   Total other expenses were $(1,398,945) for the nine period ended September 30, 2013 compared to $(382,413) in the same period in 2012, an increase of $(1,016,532). Interest expense for the nine months ended September 30, 2013 increased by $(356,629) or 98% as compared to the same period in 2012, due to new loans and the higher default interest rate costs on certain senior debt which was in default in the 2013 period. The Company recorded a loss of $(35,122) on the derivative liability valuation mark-to-market revaluation for the 2013 period versus nil in 2012. The amortization of the senior term debt discount was $(639,989) as compared to $(18,977) reflecting the write-off of the unamortized discount from the early repayment of related loans upon the closing of our August 5, 2013 public offering.

Provision for Income Taxes.   The provision for income taxes for the nine months ended September 30, 2013 was $41,225 as compared to $28,690 for the same period in 2012.

Income from Discontinued Operations and Gain on Sale of Discontinued Assets. The loss from Discontinued Operations was $747,580 for the nine months ended September 30, 2012 as compared to $0 for same current period in 2013. In the 2012 comparative period, the Company reported Gain on Sale of $5,837,607, as compared to $0 for the same period in 2013. See Note 3 of the enclosed condensed consolidated financial statements for further information on the discontinued operations and gain on sale related to the TDG Assets.

Net Income (Loss) and Income (Loss) per Share.  Our net loss was $(4,449,734) or $(0.93) basic per share for the nine months ended September 30, 2013, versus net income of $1,738,937 or $0.49 for the same period in 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $2,569,135 an increase of $2,502,581 from $66,554 as of December 31, 2012.

At September 30, 2013 we had current liabilities of $3,697,174 compared to current assets of $3,461,399 which resulted in a negative working capital position of $235,775. As at December 31, 2012 we had a negative working capital position of $3,940,974. Our current liabilities are comprised principally of the derivative liability, accounts payable, and accrued expenses.

Our continuation as a going concern is dependent upon our attaining and maintaining profitable operations and raising additional capital and/or selling certain assets. Prior to June 15, 2012, we were in default under our loan agreements with our senior lenders under our senior term debt. The sale of the TDG Assets allowed us to repay a significant portion of our senior term debt, which was in default at the time of sale. Most of our other lenders entered into loan modification agreements pursuant to which they consented to the TDG Assets sale and agreed to defer any debt payments until after July 15, 2013. We repaid our previous bank line of credit at the close of the June 2012 asset sale, which was cancelled on that date, and will seek to obtain a new line of credit. There is no assurance that a replacement credit facility can be negotiated, or the amount and terms of any future bank drawings.

Upon the closing of our August 5, 2013 public offering, the then existing loan default was cured by the repayment of the entire principal amount and related accrued interest.

Operating Activities.   We used $(2,854,498) of cash for operating activities for the nine months ended September 30, 2013 and $(2,505,632) in the same period in 2012. Changes in non-cash operating assets and liabilities were $237,951 for the nine months ended September 30, 2013 and $170,723 in the same period in 2012. The major non-cash operating items for the nine months ended September 30, 2013 resulted from a $(501,802) decrease in accounts payable, a $116,667 increase in accrued compensation, a $459,029 increase in accrued interest and a $92,427 increase in accrued expenses. The major non-cash operating items for first nine month of 2012 resulted from a $706,717 reduction in inventory and a $515,503 reduction in accounts receivable, a $(327,258) reduction in customer deposits, along with a $586,267 increase in accrued interest. Included in these reductions were $299,599 in accounts receivable and $1,135,042 in inventory related to the sale of the TDG Assets.

Investing Activities.   Cash used in investing activities was $137,648 for the nine months ended September 30, 2013. Cash used for investing activities of $98,723 in the first nine months of 2013 related primarily to new product tooling and the purchase of computer equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, was $38,925 in the nine month period ending September 30, 2013.

Cash provided by investing activities was $7,298,703 for the nine months ended September 30, 2012. Cash used for investing activities of $(167,016) for the first nine months of 2012 related primarily to the purchase of computer equipment additions and tooling, and the costs of registering our intellectual property rights, included in the investing activities totals described above, were $(43,536). From the sale of the TDG Assets in June 2012 the Company received net proceeds of $7,509,255.

Financing Activities.   Cash provided by financing activities was $5,494,727 for the nine months ended September 30, 2013. During the nine month period ended September 30, 2013, the primary source of cash were the proceeds gross proceeds from the public offering of $8,050,000, less direct offering associated costs of $(1,633,641), the proceeds of $1,000,000 from the sale of a convertible debenture less issuance costs of $(191,088) and $382,884 from the sale of notes payable, less the repayment of $(1,952,327) in long and short-term notes payable.

Cash (used in) financing activities was $(5,039,473) for the nine months ended September 30, 2012. During this nine period of 2012, the primary use of cash was a $(652,081) reduction in drawings under our operating line of credit and the repayments on term debt of $(4,464,795) as required by our lenders for their approval of the sale of the TDG Assets.

Capital Resources.   As of September 30, 2013, we had a cash balance of $2,569,135. The outstanding balance under our line of credit as of September 30, 2013 was $0 versus $112,500 as of December 31, 2012. We anticipate that to meet our working capital needs in the future that we will need to negotiate a new operating credit facility with a bank or seek alternative sources for an operating loan.

On August 5, 2013, the Company consummated a public offering of 4,025,000 shares of common stock, and warrants to purchase up to an aggregate of 4,025,000 shares of common stock, at a public offering price of $2.00 per share and $0.0001 per warrant. The warrants have a per share exercise price of $2.25, are exercisable immediately, and expire 5 years from the date of issuance. Total gross proceeds from the public offering were $8,050,000, before underwriting discounts and commissions and other offering expenses payable by the Company.

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

The Company is using the net proceeds received from the offering to complete commercialization of the M100 Smart Glasses, winner of the Best of Innovations and Engineering award at the 2013 Consumer Electronics Show (CES), and the VFX720 video head phone products, and waveguide technologies, repayment of certain of debt (consisting of principal and interest on outstanding notes, convertible debentures, early repayment penalties and bank loans) in the amount of approximately $2,265,000, bringing more of its account payable within the vendor’s credit terms, and for working capital and general corporate purposes.

During the three and nine months ended September 30, 2013 and the years ended December 31, 2012 and 2011, we have has been unable to generate cash flows other than our recent asset sales, sufficient to support our operations and have been dependent on equity financings, term debt financings, revolving credit financing and the June 2012 asset sale. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future. Our independent auditors issued a going concern paragraph in their reports for the years ended December 31, 2012 and 2011. The accompanying financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. As a result of our current level of funding, ongoing losses from operations, substantial doubt exists about its ability to continue as a going concern.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources complete the development of our M100 Smart Glasses and to continue our waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal use of our cash.

We have previously attracted funding in the form of subordinated debt, a bank line of credit and most recently a public offering of shares of common stock and warrants. However, there can be no assurance that we will be able to do so in the future or that if we raise additional capital it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

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

On March 21, 2013 we entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 27, 2013, we issued to Hillair a $800,000 16% senior secured convertible debenture due on March 21, 2018. The debenture was convertible into shares of our common stock at a conversion price of $4.29 per share. In connection with the debenture issuance, we also issued to Hillair five-year warrants to purchase 186,480 shares of our common stock at an exercise price of $4.72 per share. Upon the closing of our public offering on August 5, 2013, the exercise price of the warrants was reduced to $2.25. Upon closing of this transaction, we retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. We also issued to Gentry five-year warrants to purchase 20,000 shares of our common stock at an exercise price of $4.72 per share and the exercise price was also reduced to $2.25. The entire principal amount and related accrued interest of this loan along with a $160,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.

On July 15, 2013, we entered into and closed a securities purchase agreement with Hillair whereby we sold to Hillair, for a purchase price of $200,000, (i) a $200,000 16% senior secured convertible debenture due March 21, 2018, and (ii) a common stock purchase warrant to purchase up to 38,168 shares of our common stock.  The warrants are exercisable at any time on or after July 15, 2013 until March 21, 2018, and had an initial exercise price of $5.24 per share, subject to adjustments upon certain events, which was reduced to $2.25 upon the closing of our public offering on August 5, 2013. The entire principal amount and related accrued interest of this loan along with a $40,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.

We intend to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters are discussed below and in Note 2 to the unaudited consolidated financial statements. The August 5, 2013 successful closing of the Company’s public offering for gross proceeds of $8,050,000 and the conversion of approximately $3,960,000 in debt and accrued interest into common stock in connection therewith has significantly improved the financial position of the Company. We believe these financings have provided us sufficient capital to implement our current operating plan and planned new product development activities and reduced the doubt about our ability to continue as a going concern. The Company must grow its business significantly to become profitable and self-sustaining on a cash flow basis within 6 months. We expect that the introduction of the M100 Smart Glasses, products incorporating our wave guide options and HD resolution Video Eyewear products, if successful, will be important steps to achieving cash-flow positive operations. If these products are not successful we will have to raise additional capital to maintain operations.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2012 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter. In addition, the recent sale of our TDG Assets has resulted in a change in focus for us because, since inception, a substantial portion of our sales have been derived from the sale of night vision display drive electronics, sales of our Tac-Eye monocular video eyewear and engineering services primarily to the U.S. government and its suppliers. As a result of our sale of the TDG Assets, we no longer sell night vision display drive electronics, sell our former Tac-Eye products or perform general engineering services to defense customers and this has materially reduced our revenue and cash flow and could materially adversely affect our ability to achieve or maintain profitability in the future. Our ability to make any future defense related sales in the future will be limited to engineering services regarding our waveguide optics and, eventually, the sale of products based on that technology and defense-related sales made through TDG. Our ability to fully replace the revenues from the sold TDG Asserts and product lines is unknown.

Any forward-looking statements represent our estimates only as of the date they are made, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, except as may be required under applicable securities laws, we specifically disclaim any obligation to do so.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of September 30, 2013, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2013.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2013 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2012, we determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of September 30, 2013:

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

Changes in internal control over financial reporting

 During the three months ended September 30, 2013, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

   Sale of Unregistered Securities:

   Simultaneous with the closing of the public offering on August 5, 2013, $2,227,658 in outstanding secured debt and accrued interest thereon, converted at a conversion price equal to the offering price of $2.00 into 805,553 shares of common stock and 805,553 warrants exercisable at $2.25. Additionally in conjunction with the closing of the public offering $1,532,051 in outstanding long-term accrued compensation and accrued interest owed to our officers, converted at a conversion price equal to the offering price of $2.00 into 821,285 shares of common stock and 821,285 warrants exercisable at $2.25. In addition, we issued127,718 warrants exercisable at $2.25 to a debt holder upon closing of the public offering.

   In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

VUZIX CORPORATION

Date: November 19, 2013	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2013	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

