Form 10-K
period 2013-12-31
Vuzix Corp
filed 2014-04-09
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35955

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2013 was approximately $14,378,000 (based on the closing price of the common stock of $5.93 per share on that date, as reported on the OTCQB and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of April 9, 2014, there were 10,243,641 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2014 annual meeting of stockholders.

ii

FORWARD-LOOKING STATEMENTS

     This annual report includes forward-looking statements. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements include statements concerning:

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

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1.     Business

Company Overview

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), Smart Glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. In the 4th quarter of 2013, we started selling Smart Glasses, a new category of Video Eyewear that includes a wearable computer and has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

Historically, we have focused on two markets: the consumer markets for gaming, entertainment and mobile video and the market for rugged mobile displays for defense, commercial and industrial markets. In June 2012, we sold the assets that comprised our Tactical Defense Group, which sold and licensed products and provided services, directly and indirectly, to military organizations and defense organizations to TDG Acquisition Company, LLC (the purchaser of our TDG Assets, now operating as Six15 Technologies). Accordingly, we now focus primarily on the consumer, commercial and entertainment markets.

Users of mobile display devices, like tablets and smartphones, are increasingly using such devices to replace their personal computer or console game systems. We believe the displays currently used in these mobile devices do not work ideally for this purpose because they are either too small, which makes it difficult to view the detail of the images that they display, or too large, making them heavy and difficult to carry.  In contrast, our Video Eyewear products enable users of many mobile devices to effectively view the entire screen on a small, eyeglass-like device. Our new Smart Glasses, although designed to work as a peripheral to the smartphone, have much of the same capabilities of the smartphone itself, allowing them to be used as a hands free wearable computer. Our products can be used as a wearable substitute for large-screen televisions or desktop computer monitors and with the Smart Glasses, allow users to utilize many smartphone applications while keeping their smartphones in a pocket or purse.

Our Video Eyewear products all employ microdisplays that are smaller than one-inch diagonally, with some as small as one-quarter of an inch. They currently can display an image with a resolution of up to 1280×720 pixels (High Definition or HD). Users then view the display through our proprietary optics. Using these optics and displays, our Video Eyewear provides a virtual image that appears similar to the image on a full size computer screen in an office desktop environment or the image on a large flat panel television viewed from normal home TV viewing distances. For example, when viewed through our optics, a high-resolution 0.35-inch diagonal microdisplay can provide a viewing experience comparable to that on a 75-inch diagonal television screen viewed at ten feet.

We believe one of the most promising future uses of wearable displays like our Video Eyewear is in applications where virtual 3D information enhances real world environments. This is often referred to as Augmented Reality or AR. To obtain an enhanced view of the real environment, users wear see-through Video Eyewear that allow them to see 3D computer-generated objects superimposed on their real-world views. This see-through capability is accomplished using a see-through optic, such as our waveguides or by the use of cameras.

In the past, see-through HMDs displayed the real world using semi-transparent mirrors placed in front of the user’s eyes. These HMDs were large and bulky and so they had little mass market appeal. We have developed thin optics, called waveguides that enable miniature display engines to be mounted in the temples of the HMD, which allows the form factor of the HMD to be comparable to conventional eyeglasses.

We believe that with a hands free wearable computer like our M100 Smart Glasses, that have the capability to merge virtual information with the real world, we have the potential to penetrate many markets from the consumer to industry. An example of AR is the yellow "first down" line seen in television broadcasts of American football games, in which the line the offensive team must cross to receive a first down is superimposed on the field itself. The real-world elements are the football field and players; the virtual element is the yellow line. We believe see-through Video Eyewear will enable this kind of experience on smartphones and other viewing devices virtually anywhere and anytime. Our new Smart Glasses product line runs these kinds of applications natively as they have much of the capabilities of a smartphone built into them; including running full operating systems like Google, Inc.’s Android.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of Video Eyewear and Smart Glasses solutions. We intend to offer our technologies across major markets, platforms and applications. We will strive to be an innovator in designing near-eye wearable display devices that can enable new mobile video viewing and general entertainment, VR and AR applications.

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

The wireless and entertainment industry has evolved considerably, and continues to do so. The mobile phone, once simply a means to communicate by voice while “on-the-go,” has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile products such as smartphones and pad/tablet computers are becoming the leading computing platforms with an installed base surpassing that of PCs. Mobile technology is redefining the way people interact with their world and has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe mobile devices and mobile internet access will have a more profound impact than the Wired Internet and that interactive AR content is expected to significantly change the way mobile products are used. As a result, we believe that there is growing demand for mobile access to high-resolution content in several major markets and that demand will grow for Smart Glasses that have smartphone capabilities in most markets in which smartphones are currently used. We believe wearable near-eye displays that can provide the equivalent of a high resolution wired internet at home or office experience will be a key component in advanced wearable wireless devices as these systems move to providing high resolution images without compromising the portability of the product.

Our business focuses on the mobile consumer entertainment and gaming markets and the mobile commercial and industrial markets. The demand for wearable displays in these markets is being driven by such factors as:

•	Increasing use of the Internet in many aspects of society and business, which is increasing demand for Internet access “anywhere, anytime”.

•	An increasing number of hands-free industrial and commercial applications, such as on-site training and display of information on the factory floor or retail store, for which our products are well suited.

•	Video gaming around the world continues to grow even as more users migrate a greater portion of their game time to mobile devices. We believe that our high resolution Virtual Display technologies will significantly increase user satisfaction with gaming applications by engaging the user with a large high resolution mobile screen that also enables stereoscopic imagery and interactive head tracking. Our Virtual Reality and Augmented Reality Video Eyewear provide this capability.

•	We believe the growing use of augmented reality applications on smartphones will drive the need for a wearable display solution to replace the need to hold up the smartphones to use the application.

•	The new user friendly 3D connectivity standards like HDMI 1.4a, 3D console gaming and other 3D content is creating a need for methods to play this content. We believe that Video Eyewear, with its dual display design, is well suited for the playback of 3D content and avoids many of the drawbacks such as flicker, image cross talk and color separation, commonly encountered by shutter or color anaglyph glasses.

•	Many 3D viewing solutions require the user to purchase new computer or television equipment. Video Eyewear users do not need a separate display or shutter glasses to view 3D content. Video Eyewear can also be used to view 3D through mobile devices allowing 3D content to be delivered any time anywhere.

Target Markets

Our target markets and applications by major sector are:

Commercial and Industrial

Our Smart Glasses products are currently focused on the enterprise, industrial and medical markets. They are being used for field service to warehouse pick and pack applications. The smart glasses run native Android applications within the glasses that allow them to stream video in realtime which is very useful for many applications. Within the short period of time we have been selling M100 it is being used for many applications including remote camera viewfinder displays and wearable computer displays, viewing of wireless sensor data , providing hands-free access to manuals and other information and for on-site, in-the-field maintenance, servicing, training and education.

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

Augmented Reality for all Markets

We offer smart wearable display products that enable development and deployment of AR applications. AR Smart Glasses enable its wearer to see computer-generated information, graphics or images projected into the real world environment or upon an object that the user is observing. Thus, whether in the warehouse, on the factory floor, or in-the-field, users may access a manual, tutorial, or image that will assist them in completing a task or locating an item, while also viewing their current surroundings and nearby objects.

We anticipate applications will include the following areas:

•	Field service, warehousing, and maintenance;
•	Task support for industrial, manufacturing and medical applications;
•	Navigation;
•	Sightseeing;
•	Social networking
•	Location and scene based entertainment and education applications;
•	Mobile commerce and visual search applications; and
•	Real time language translation.

Additional possible applications of AR-enabled M100 Smart Glasses include hands free alerts, messaging, location and context sensitive information and social interaction.

Products

We produce and sell three main types of wearable display products: Video Eyewear (for on-the-go users as remote displays for mobile and hands-free use); Virtual Reality (or VR) Video Eyewear (for stepping into virtual worlds, simulations & gaming); and Augmented Reality (AR) Video Eyewear (for overlaying virtual information from the cloud onto the real world). Our products are available with varying features and include either monocular or binocular display systems. Starting in the fourth quarter of 2013, we began to commercially produce the Smart Glasses versions of our Video Eyewear that have many of the capabilities of a smartphone to allow applications to be run directly in the Video Eyewear glasses enabling cloud connected applications through a wireless link directly with the glasses. We believe we provide the broadest range of consumer Video Eyewear product offerings available in the market and that our products contain some of the most advanced electronics and optics for their target markets and uses. Our products include:

Binocular Video Eyewear Products

We have won Consumer Electronics Show (or CES) awards for innovation for the past 9 consecutive years (2005 to 2014) for our series of Binocular Video Eyewear. Our Video Eyewear products have included several models with differing native resolutions and virtual screen sizes. Our binocular Video Eyewear products contain two microdisplays (a separate display for each eye), typically mounted in a frame attached to eyeglass-style temples. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens, all of which support 3D applications. Headphones are built into the temples so that users can listen to accompanying audio in full stereo. These products can be employed as mobile high-resolution displays with products such as smartphones with video output capability, laptop computers, tablet computers, portable DVD players, and personal digital media/video players (such as video iPods).

The Wrap series of Video Eyewear, introduced in the fall of 2009, is the fourth generation of Video Eyewear products that we have produced since 2005.

We are in the process of phasing out the last of our low resolution Wrap series products and now only offer the Wrap 1200 DX, which has WVGA (852x480 three-color pixels) resolution that simulates a 75-inch screen viewed at 10 feet. The Wrap 1200DX connects to 2D and 3D HDMI video sources. This standard has become the most common video connection in consumer electronics equipment and smartphones, and is also the standard for 3D Blue-ray discs.

At the January 2014 CES show we introduced a new Video Eyewear concept, “video headphones” that won two awards in the wearable technology categories. Video headphones are effectively noise canceling audio headphones with an HD video visor that slides down in front of the user’s eyes to create a wearable home theater experience. These first video headphones model V720 are for the mobile video and VR gaming markets. This model will include 720p HD displays, HDMI 1.4a 3D video support. Future versions may also include our Smart Glasses technology that allows them to run the Android OS and support wireless connections to the user’s HD video source.

We are developing a line of advanced Smart Glasses Video Eyewear products. We began selling the first of these products to customers late in the 4th quarter of 2013. Ultimately Smart Glass models will be available in both monocular and binocular versions and will have resolutions up to full HD with wireless connectivity, ideal as a smartphone mobile display accessory and for cloud computing. This advanced line of products will utilize extremely thin and light weight optics employed in fashion wear eyeglass frames.

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

Monocular products, due to their single eye display are best used for “information snacking” and are not designed for extended user viewing without training. Other monocular eyewear issues can include possible visual rivalry problems for eye dominance and focus for the user wearing them. Typically monocular products have smaller fields of view that result in less information display capability and no stereoscopic 3D or depth information. Binocular Video Eyewear products overcome these issues and are the best choice in most applications. For the industrial sector in the 4th quarter of 2013 we began selling our first waveguide based HMD that is fully enabled for AR use. The M2000AR has tracking sensors, hi-resolution camera, HDMI interface, and see through waveguide based optics that can be mounted to hardhats or goggles. Applications will include training, manufacturing, maintenance and other hands-free operations.

In the 4th quarter of 2013 we began selling our first monocular pair of Smart Glasses the M100. Designed for the industrial and commercial markets, our initial focus has been on the developer community in enterprise and the medical markets. We have been attempting to create an eco-system around the M100 developer community. Major corporate partners like SAP, AT&T, NTT Docomo and others have been particularly active. We are also creating an M100 app store with a growing list of applications and tools to enable application development. Vuzix is also building partnerships with the major suppliers of augmented reality software like wikitude and Metaio, each of which have developed custom versions of their software that support our M100 smart glasses.

Virtual Reality Products

Virtual Reality (VR) Video Eyewear products provide a user with 3D computer simulated environments that can simulate the real or an imaginary world. By definition, VR Products are binocular so they can provide an immersive 3D world view for the user. Our current VR product is the Wrap 1200DX VR, the fourth generation of our VR Video Eyewear. These Virtual Reality products contain “three degrees of freedom” head tracking technology, which enables the user to look around the environment being viewed by moving his or her head. Today VR is primarily used for game playing, training and simulations. We anticipate that the V720 video headphones will also have tracking capabilities and hence will support VR.

Augmented Reality Products

Augmented Reality Products provide a user a live, direct or indirect, view of a physical, real-world environment whose elements are augmented by computer generated sensory input such as sound, video, graphics or GPS data. Our current AR products include the Wrap 920AR and STAR 1200.

The Wrap 1200DX-AR enabled Video Eyewear with WVGA resolution has stereo cameras enabling viewing of the real world in 3D. It is designed to plug into a computer’s USB and HDMI video port. It also contains head tracking technology, which enables the user to look around the environment being viewed by moving his or her head which in turn sends that information back to the computer which then adjusts the computer generated AR image accordingly.

The STAR 1200DX is our second AR Video Eyewear product with see-through technology that enables the user to see the real world directly through and around its transparent WVGA widescreen video displays. With the built in sensors and a high performance HD camera, computer content, such as text, images and video can be overlaid and connected to the real world with the see through displays in full color 2D or 3D. This product is primarily used by individual researchers and AR software developers.

We launched a new line of Video Eyewear augmented reality Smart Glasses in the 4th quarter of 2013. Our M100 Smart Glasses, designed to be a smartphone accessory at first, are an intelligent wearable computing systems specifically designed to enable both Cloud Computing and augmented reality. We received an Innovations Design and Engineering Award for the M100 Smart Glasses at the January 2013 Consumer Electronics Show. The M100 is a wearable “hands free display” much like today’s hands-free audio systems commonly used with cellphones for voice calls. The M100 Smart Glasses include a small display, camera, compass, motion-tracker and audio system for wirelessly connecting via Bluetooth or Wi-Fi with the cellphone and displaying or mirroring information such as texts (SMS), email, mapping GPS, and video data. The embedded camera in the Smart Glasses will be usable for recording and/or seeing the real world and therefor will usable for a variety of AR applications. Input and control of the M100 consists of using the wirelessly connected smartphone or speech recognition voice control. Being a monocular device and therefore not designed for full-time viewing by the user, the M100 is designed for information “snacking” or content viewing limited to short sessions. Finally, as the M100 runs the standard Android OS, Ice Cream Sandwich version, it is compatible with thousands of existing titles “out of the box” and it allows for fast and easy third party applications to be developed, sold and downloaded to run directly in the M100 Smart Glasses. We are building an eco-system of developers around these smart glasses and anticipate that most of the software being developed can be used on future generations of our smart glasses.

At the January 2013 Consumer Electronics trade show, we also won an innovation award for the prototype of our binocular Smart Glasses technology. This new technology, based on our proprietary see-through waveguide optics and HD display technology, is designed to fit into the frames of designer-styled glasses. We intend to introduce binocular Smart Glasses within the next 12 months using this technology. These new smart glasses will allow users to see and augment the real world as if looking through a conventional pair of fashionable eyeglasses. Again, because this product will run the Android operating system and is built upon the eco-system we are building for the M100, a significant base of applications should already exist for them when we launch and newly developed applications will be easily enabled using these advanced AR functions.

We believe cloud or internet-connected Smart Glasses applications will be created for manufacturing, medical, field maintenance and repair, training, gaming and social media uses for both our monocular and binocular smart glasses product lines.

Custom Solutions and Engineering Solutions

We have in the past provided full optics systems, including head mounted displays, human computer interface devices, and wearable computers to commercial, industrial and defense customers. As a result of the sale of the TDG Assets in June 2012, we will no longer be pursuing general engineering services work with defense or security organizations. Any future Defense R&D programs we participate in will be limited to the advancement of our waveguide technology and require the consent of TDG Acquisition Company, LLC (the purchaser of our TDG Assets, now operating as Six15 Technologies), whose consent is not to be unreasonably withheld. We currently are fulfilling U.S. Navy Research labs waveguide engineering contract. In addition, we are also applying for additional follow-on DOD funding, in partnership with Six-15, to help accelerate the development of our waveguide optics. Any ultimate waveguide based products we create for defense or security markets will be exclusively marketed for us by Six 15.

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

During 2013 and 2012, we spent $1,751,397 and $1,153,403, respectively, on research and development activities. We expect to increase our research and development expenditures in the future as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may do so in the future.

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

We believe once commercialized, our low-power HD scanning engine and waveguide technologies will allow us to produce ultra-thin high-resolution eyeglass styled display systems at a low cost. We will then have fuller vertical integration of our supply chain which we believe will help us obtain us a strong competitive advantage. We estimate that commercialization of our low-power HD scanning engine and waveguide technologies will in total require approximately $3 to $5 million in funding and we are looking for outside funding sources to help fund this work. The commercialization of the waveguide technologies for our first product the M2000 was completed in 2013. We are now focusing our efforts on the next generation waveguides and display engines that will shrink the entire assembly to a module that will fit in typical off-the-shelf sports sunglasses.

In December 2005, we entered into a technology acquisition agreement with New Light Industries, Ltd., covering an extremely compact head-mounted virtual display. In August 2011, we entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology, also known as waveguides. Under the agreement, we are performing on-going research and development on the EPE optics and are expected to manufacture and bring to market components and products containing the licensed technology. In addition, we will provide Nokia with the ability to purchase products and components which incorporate the licensed technology. The combination of Vuzix and Nokia technology is expected to accelerate the development and introduction of new wearable display products in an eyeglass form factor to the market.

Our technologies enable us to provide low-cost, small form factor, high-resolution Video Eyewear products. To protect our technologies, we have developed a patent portfolio which currently consists of 36 issued U.S. and foreign patents and 12 pending U.S. and foreign patent applications. We also have several new invention disclosures, covering additional aspects of our waveguide technology and our smart glasses virtual display technology that are currently being prepared for purposes of submitting design and utility patent applications. Our U.S. patents expire on various dates from December 30, 2014 until November 13, 2029. Our international patents expire on various dates from May 12, 2018 until October 4, 2027. In addition, in connection with our sale of the TDG Assets, we received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

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

See-Through Waveguides:   We are developing both passive and dynamic waveguide optics that are the basis for our future slim wearable Video Eyewear displays. Our dynamic waveguides use index modulated liquid crystal material to switch beam steering gratings built in a thin glass window to scan an image into the user’s eye. We are also developing passive optical display engine that uses a 1.4 mm thick see-through blade of glass or plastic with an ultra-compact micro display engine to magnify and focus the light from a display into a user’s eye. We have proven this technology to perform to HD standards and are currently in production with our M2000AR industrial grade wearable display products using it. We are now on a path to improve the waveguide’s performance to provide larger fields of view and better optical efficiency. Wearable Video Eyewear incorporating these engines will appear to others as practically indistinguishable from today’s conventional sunglasses by most every measure comfort, size, weight and ergonomics. We have filed patent applications with respect to this technology. We have also entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology.

LED Scanning Display Engine: We have patents and patents pending on a LED Scanning Display Engine (SDE). The SDE will incorporate both the display subsystem and a waveguide optic in a single monolithic design that we believe will enable us to produce low cost, HD resolution displays in a form factor that will be integrated into frames similar in size to ordinary sunglasses.  We have successfully prototyped both monochrome and color versions of the SDE in our design labs. If our continued research is successful we believe we will be able to produce a low cost, high-resolution display that will be superior to existing microdisplay technology with respect to price, resolution, weight, form-factor and power consumption.

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

In addition to our various patents, we have 11 registered U.S. trademarks and 38 trademark registrations worldwide and 4 pending international trademark applications.

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

Most of our competitors’ products for mobile use are based on direct view display systems in which the user views the display device, or screen, directly without magnification. These products have several disadvantages compared to near-eye virtual displays and our wearable Video Eyewear products. If the screens are large enough to read a full conventional internet page or HD video without external magnification or image zooming, the products must be large and bulky, such as laptops, tablets, personal computers. If the displays are small, such as those incorporated in smartphones and smart watches, the screens can be difficult to read when displaying higher resolution content. Despite the limitations of direct view personal displays, advanced multi-media enabled smartphones and now smart watches are being produced in ever increasing volumes by a number of manufacturers, including Motorola, Inc., Nokia Corporation, Sony Ericsson Mobile Communications AB, Blackberry, Samsung Electronics Co., Ltd., LG Electronics and Apple Inc. (Apple), Google, Pebble, Qualcomm and others. We expect that these large and well-funded companies, as well as newer entrants into the marketplace, will make products that are competitive with ours based on improvements to their existing direct view display technologies or on new technologies. Examples of new display technology include foldable displays, e-ink and Qualcomm’s mirasol reflective technology called IMOD. The “retinal” displays on the latest Apple iPads and iPhones provide very high resolution and are proving effective as mobile direct view personal displays for a variety of applications, including many that were once considered applications where Video Eyewear was superior.

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

Competition — Binocular Video Eyewear Products

Today, there are few companies that compete with Vuzix in the binocular Video Eyewear space; they include Carl Zeiss, Seiko Epson, Sony, and Acupix. Carl Zeiss introduced its first model called the Cinemizer several years ago and has updated to Oled displays but has restricted its sales primarily to Germany thus far. Epson and Sony are both selling products that look like the larger head mounted displays from 10 to 15 years ago. Epson ships their “Moverio” HMD and Sony introduced their “HMZ” HMD late in 2011 for home or fixed location use. Sony recently announced a third version of their HMZ with several claimed improvements designed to solve some of its many user comfort problems. We believe neither of these competitive products have been received well in the market place due to their bulky and non-user-friendly designs. Brother International also began marketing a see-through HMD on a limited basis in Japan in late 2011. In the fall of 2012, Acupix of Korea introduced a WVGA video eyewear model with HDMI inputs, but it lacks support for legacy video devices and user optical adjustments. In early January 2013, TDG Acquisition Company, LLC (the purchaser of our TDG Assets, now operating as Six15 Technologies) announced its new Tac-Eye AR line of see-through AR products for its target marketplaces. A new entity, Oculus has been shipping developer kits for its large field of view VR goggle HMD called the Oculus Rift and has announced that a new model will be available in 2014. We believe the unit is very bulky relative to the wearer’s head and offers only limited resolution to each eye. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

There are a number of smaller companies that have products that compete with our Video Eyewear products. They generally use binocular display module (BDM) produced by Kopin Corporation. Kopin offers binocular display modules of varying resolutions to original equipment manufacturers (or OEMs). Those modules are designed for easy customization by OEMs and include microdisplays, backlights, optics and optional drive electronics. The availability of those BDMs has greatly reduced the investment required for new competitors to enter the business. Currently, Kopin BDMs are primarily used by Asian-based Video Eyewear manufacturers. There are also several Chinese companies offering what we believe are inferior solutions in this market, but we believe their distribution in North America and Europe is limited. Other microdisplay manufacturers may also introduce BDM modules built around their products. We believe that the products produced by those manufacturers have one or more of the deficiencies described above. Kopin does not currently compete with Vuzix at the retail level. Kopin is also our primary supplier of microdisplays.

In 2010, our largest competitor, MyVu, ceased operations. Its intellectual property assets were sold to unnamed parties in Asia. Other companies that have stated their intention to enter this market when their product development is complete are Lumus and Microvision Corporation. At the last 3 CES tradeshows, Lumus demonstrated a see-through HD optics engine in a pair of Video Eyewear. They have not yet announced a product that is production ready. Microvision has also announced that they are currently focused on the Pico projection markets, as described below, and that they are not planning to introduce a wearable display solution.

Another product incorporating recently developed technology is a handheld projector that utilizes micro-displays and optics to project digital images onto any nearby viewing surface, such as a wall. These devices are referred to as pocket projectors or pico projectors and are designed to overcome the limitations of the native small screen on smartphones and other mobile devices. Pico projectors use either liquid crystal on silicon displays (LCOS) or color lasers to create their image. We believe pico projectors have had higher unit sales to date than Video Eyewear primarily because of their cost advantage and higher resolutions.

In the VR and AR markets, there are few competitor in the consumer space with effectively no competition in all but the very high-end researcher market. Oculus is now selling a developers kit VR head mounted display and both Cinemizer and Sony have announced their intent to offer upgrades to their new products for virtual reality applications. Seiko Epson is selling a see through HMD that they have announced would be improved to include a camera for AR purposes. Today’s VR applications are primarily PC based entertainment applications, a market we believe Sony is not about to focus on against its PS4gaming console.

Further, industry bloggers have speculated that companies such as Apple and Microsoft may offer or support AR Video Eyewear products in the near future.

Competition — Monocular Video Eyewear Products

Although several companies produce monocular Video Eyewear, we believe that sales of their products to date have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests rather than commercial volume purchases for industrial applications. Current competitors in these markets are Liteye Systems, Inc., Lumus, Shimadzu Corporation, Kopin, Creative Display Systems, Google, LLC, BAE Systems, Six-15 Technologies, LLC (the purchaser of our TDG Assets) , Rockwell Collins, Inc. and its subsidiary Kaiser. Kopin has begun to aggressively promote its upcoming Golden-i that combines a speech recognition controlled head mounted computer with a monocular near-eye display and recently demonstrated several new monocular reference designs that they claim they are only licensing to OEM customers. The Motorola Solutions group introduced Golden-i in late 2012. Google has developed a wearable display device named Google Glass which is a headset product with similar form and function to our M100 Smart Glasses. Currently they are only shipping to the developer community and by invitation only. It is currently expected that they may start shipping to consumers by late 2014. The Google Project Glass will result in a new consumer oriented monocular display system. We expect that we will encounter competition in the future from major consumer electronics’ product companies and suppliers of imaging and information products for defense applications.

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

Sales and Marketing

Sales

We believe we have two distinct strategies for the sales of our products.

In the smart glasses and AR markets we are initially focused on the enterprise space and as such are building strategic marketing relationships with companies like SAP. In the case of SAP we are working with their internal development teams who are deploying pilot test programs in the field service and warehousing areas with their customers. We will be using the SAP sales and support team to address these customers. We are in parallel developing a value added reseller network with leading companies in separate markets from warehousing to field service to medical. As these VARs finish their value added software we expect them to roll out their finished solutions to their customer base. We are also supporting direct sales with select larger key accounts. For our smart glasses we are also developing a rich eco system with application developers from around the world. To support this effort we recently opened an internet based developer center and are working on an application store that we anticipate will open in the first half of 2014. We are also hosting many developer hackathon events with partners companies like NTT docomo and AT&T.

On the consumer side, our products are targeted at applications including video viewing, remote monitors and Virtual Reality. In 2005, as our products and technology evolved, we began to sell standard Video Eyewear products for the consumer markets and have since built a multi-national sales channel with offices out of the UK and Japan. In 2007, we introduced Virtual Reality products and in 2010 we introduced our first Augmented Reality products. In June 2012, we sold the TDG Assets of our Tactical Display Group, which sold and licensed products and provided services, directly and indirectly, to military organizations and defense and security organizations.

As we broaden our markets we will continue to expand on these strategies for each of our target application areas and markets. Finally, we regularly attend industry trade shows in our application markets.

Marketing

Our marketing group is responsible for product management, planning, advertising, marketing communications, and public relations. We have an internal public relations effort in the U.S. and have at times retained external public relations firms for the U.S. market. In the UK we employ a public relations firm part-time. We also employ a marketing firm to help prepare brochures, packaging, tradeshow messaging and advertising campaigns. Our consumer products are currently mainly sold under the Vuzix Wrap brands. We intend to become known as the premier supplier of Video Eyewear products for video viewing and Virtual and Augmented Reality enabled Smart Glasses. We plan to undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	enhancement and maintenance of our Website, Web Store and Social Media sites;

•	internet and web page advertising and targeted emails;

•	public relations;

•	print advertising, catalogs and point of purchase displays

•	trade shows and event sponsorships; and

Engineering Services

We primarily solicit sales of our engineering services programs directly. We believe we have established a solid reputation for quality, performance and innovation for near-eye virtual display systems that will be attractive to many types of commercial users that want to leverage our services and products within their businesses. Attendance at industry trade shows, conferences and application white papers are tools we use to generate customer interest. In regard to defense and security markets, due to the sale of our TDG Assets in June 2012, we only work with select defense sections within the U.S. government with respect to our waveguide technology.

Consumer

We engage in a variety of marketing efforts that are intended to drive customers to our products and to grow awareness of our AR Smart Glasses, VR products and Video Eyewear in general. Public relations are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our consumer marketing efforts for the next 12 months on:

•	distinguishing our Video Eyewear product category from current competitors and by offering products with performance such as our Smart Glasses technology that is superior to that of our competitors;

•	creating awareness with the press and general public about the AR and VR applications that are now possible with our Video Eyewear, with particular emphasis on our Smart Glasses products;

•	attempting to create and build further consumer acceptance and momentum around the Video Eyewear category as compared to existing alternative technologies; and

•	creating brand awareness of the Vuzix brands.

Our Video Eyewear and VR Video Eyewear products are currently sold directly to consumers through select specialty retailers, through catalogue offerings and through third party North American distributors including D&H. Our products over the last 18 months have been sold by the following U.S. based resellers and distributors: Hammacher Schlemmer, Macy’s and Amazon, D&H and directly from us through our website. Our latest Wrap 1200DX AR Video Eyewear models are not currently offered through third party resellers in North America, and must be purchased directly from Vuzix. Our website, www.vuzix.com is an important part of our direct sales efforts. For resellers with physical retail locations in the United States, we have in the past offered point of purchase systems that include a video frame running a slide show presentation about the products and an integrated fully functional Video Eyewear product that allows potential customers to use our products.

We currently sell our products internationally through distributors, resellers, and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the EU. In Japan, we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ two full-time staff in Japan. In spring 2008, we created a wholly owned subsidiary, Vuzix (Europe) Limited, through which to conduct our business in the EU and Middle Eastern markets. Resellers in 50 countries placed orders with us during 2013. We maintain a small European sales office in Oxford, England. We have also retained a sales consultant (who acts as our European Director of Operations), a UK public relations firm and a mobile applications consultant to provide us with advice regarding the European market. For customer support and warehousing, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU.

Manufacturing

Currently, we purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies, and perform the final assembly of our products ourselves in our Rochester, New York facility. We are experienced in the successful production of our products in moderate volumes. We expect to continue to perform final assembly of our Video Eyewear products ourselves over the short term. However, as our volume increases and cost effective third party sourcing becomes feasible, we are already planning to outsource more of our final assembly, with the possible exception of certain critical optical and display components.

We currently purchase almost all of the microdisplays used in our products from Kopin. Our relationship with Kopin is generally on a purchase order basis and Kopin does not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. We procure a small percentage of our microdisplays from other sources such as Syndiant. While we do not manufacture our components, we own the tooling that is used to make our custom components with the exception of certain authentication chips and connectors that may be required to support industry standard device connectivity. We do not believe that we are dependent on our relationships with any supplier other than Kopin in order to continue to operate our business effectively. Kopin has also been a significant customer of our night vision display electronics modules and owns just under 4% of our common stock. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products. Such third party products represented less than 1% of our sales in 2013.

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

Employees

As of March 15, 2014, we had 29 full-time employees in North America: 5 in sales and marketing, distribution, and customer service; 10 in research and development and engineering services support; 7 in manufacturing, operations and purchasing; 1 in quality assurance; and 6 in accounting, management, IT, and administration. We also work with a group of sub-contractors, mainly for industrial and mechanical design assistance in the Rochester, New York area. To further our waveguide research development with work with various commercial and academic researchers in the United Stated and Finland. In Japan, we have 2 full-time employees and in the UK we have one full-time and one part-time contractor to manage our European sales and marketing activities.

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

Reference in this report to “Vuzix”, the “Company”, “we,” “us,” “our” and similar words refer to Vuzix Corporation and its wholly-owned subsidiaries.

Item 1A             Risk Factors

An investment in our securities involves a high degree of risk. An investor should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the market value of our securities could decline, and an investor may lose all or part of his or her investment.

Risks Related to Our Business

Because our financial statements for 2013 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, we may not be able to obtain any necessary financing.

The independent registered public accounting report for our consolidated financial statements for the year ended December 31, 2013 includes an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This "going concern" paragraph may have an adverse effect on our ability to obtain financing for operations and to further develop and market products. If we are not able to obtain adequate financing when and in the amounts needed in the near future, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and our ability to continue as a going concern is in substantial doubt.

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

We reported a net loss of $10,146,228 for the year ended December 31, 2013, and we reported net income of $322,840 for the year ended December 31, 2012. The net income for 2012 included a gain on the sale of the TDG Assets of $5,817,807. We have an accumulated deficit of $36,292,532 as of December 31, 2013.

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

We have depended on defense related engineering contracts and the sales of specialized products to defense customers and as a result of the sale of the TDG Assets in June 2012, our sales and our revenues have materially declined and may not return to their prior levels or increase unless we develop new markets and products.

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

The next largest source of our revenues has been sales directly to the U.S. Department of Defense, primarily for research and development engineering programs. Such sales amounted to 17% and 11% of our sales in 2013 and 2012, respectively and portions of this revenue have been reported in revenues from discontinued operations for 2012. As a result of the sale of the TDG Assets, we will no longer be performing general engineering services for the U.S. Government and/or its defense contractors, but rather only waveguide related services, unless so requested by the buyer of the TDG Assets. Under our Asset Purchase Agreement with the purchaser of the TDG Assets, all future U.S. government sales of waveguide development and related engineering services by us must be approved by the buyer. We have no long-term contracts with the U.S. government for engineering services on our waveguide technologies. We expect to submit proposals for additional development contract funding in cooperation with the buyer. However, development contract funding is subject to legislative authorization and, even if funds are appropriated, such funds may be withdrawn based on changes in government priorities.

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

All of our customers issue purchase orders solely in their own discretion, often shortly before the requested date of shipment. Our customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, our current customers may decide not to purchase products from us for any reason. If those customers do not continue to purchase our products, our sales volume and profitability could decline rapidly with little or no warning.

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

Our accounts receivable represented approximately 13% and 14% of our total current assets as of December 31, 2013 and 2012, respectively. As of December 31, 2013 one government customer owed us just under 79% of our total accounts receivable. At certain times there can be substantial amounts and concentrations of our accounts receivable, and if any of our major customers fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume and adversely affect our ability to continue our business.

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

Our future growth and profitability from our consumer, commercial and industrial products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

·	create awareness of our brand and products, including general awareness of this new Video Eyewear product category;

·	identify the most effective and efficient levels of spending for marketing expenditures in our new target market;

·	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

·	successfully offer to sell our products or license our technology to third party companies for sale under their own brand name as OEM partners;

·	select the right markets in which to market our products; and

·	convert consumer awareness into actual product purchases.

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

We do not manufacture the integrated circuit chip sets, optics, microdisplays, backlights, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third party suppliers or rely on third party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or specially made for us. We also may use third parties to assemble all or portions of our products. Some of these third party contractors and suppliers are small companies with limited financial resources. If any of these third party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us, we would be unable to manufacture and sell our products until a replacement supplier could be found. We cannot assure investors that a replacement third party contractor or supplier could be found on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our display business to be unsuccessful and the value of investors’ investment in us may decline.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls were ineffective as of December 31, 2013 which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2013, our management has determined that our disclosure controls and procedures and internal controls were ineffective because of material weaknesses including a financial reporting and close process that does not ensure accurate financial reporting on a timely basis, limited segregation of duties, lack of adequate monitoring of subsidiaries, and weaknesses in our inventory control.

We intend to gradually implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls. This would include when resources permit the hiring of additional staff and the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we may be subject to class action litigation. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

The mobile display market is dominated by displays larger than one-inch, based on direct view liquid crystal display, or LCD and organic light emitting display, or OLED technology. A number of companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, small direct view LCDs. Many of the leading manufacturers of these larger direct view LCDs, including LG Electronics, Royal Philips Electronics, Samsung Electronics Co., Ltd., Sony Corporation, HiMax, Citizen, and Sharp Corporation, are large, established companies with global marketing capabilities, widespread brand recognition and extensive financial resources. Advances in direct view LCD and OLED technology or other technologies may overcome their current limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our Video Eyewear technology and cause our business strategy to fail.

Another product incorporating recently developed technology is a handheld projector that utilizes micro-displays and optics to project digital images onto any nearby viewing surface, such as a wall. These devices are referred to as pocket projectors or Pico projectors and are designed to overcome the limitations of the native small screen on smartphones and other mobile devices. As a result we view Pico projector as an competitive alternative to our mobile displays. Pico projectors use either liquid crystal on silicon displays (LCOS) or color lasers to create their image. To date we believe Pico projectors have had higher unit sales than Video Eyewear primarily because of their cost advantage, which results from their requiring only a single display.

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

There are a number of competing providers of microdisplay-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal display market.

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc., Sony, Epson, Google, Brother International, 5DT Inc., eMagin Corporation, Kopin Corporation (Kopin), MicroVision, Inc. (Microvision), Lumus Ltd. (Lumus), Kaiser Electro Optics Inc., TDG Acquisition Company, LLC (the purchaser of the TDG Assets, now operating as Six15 Technologies) in certain markets, and Accupix of Korea. Oculus, a new startup company is intending to introduce a very wide field of view head worn goggle system. Further, industry blogs have speculated that companies such as Apple and Microsoft may offer or support VR and AR Video Eyewear products in the near future. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies and near-eye products that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a reasonable portion of the personal display market, our business strategy may fail.

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

Companies in the consumer electronics, wireless communications, semiconductor and display industries steadfastly pursue and protect intellectual property rights. This has resulted in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically, other companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted.   If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

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

Although we do not currently enter into currency option contracts or engage in other hedging activities, we may do so in the future. There is no assurance that we will undertake any such hedging activities or that, if we do so, they will be successful in reducing the risks to us of our exposure to foreign currency fluctuations.

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

Currently, we purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies, and perform the final assembly of our products ourselves in our Rochester, New York facility. We expect to continue to perform final assembly of our Video Eyewear products ourselves over the short term. However, if our volume increases and cost effective third party sourcing becomes feasible, we anticipate that we may outsource the bulk of the final assembly, with the possible exception of certain critical optical and display components. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political instability in the countries in which our suppliers operate, particularly in China and Taiwan;

•	changes or volatility in currency exchange rates.

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

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

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our Video Eyewear products. We currently purchase almost all of the microdisplays used in our products from Kopin. Our relationship with Kopin generally is on a purchase order basis and Kopin does not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. Kopin could discontinue sourcing merchandise for us at any time. If Kopin were to discontinue its relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if Kopin or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Recently several new LCOS and alternative OLED suppliers have begun offering microdisplays suitable for use in our products. These manufacturers include Syndiant, Texas Instruments, OmniVision, HiMax, eMagin, Silicon Microdisplay, and others. With new tooling and electronics any one of these alternative displays could be incorporated into our products but our costs of production could be higher and make our products uneconomic for the marketplace.

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

The market price of our common has been highly volatile since it began trading on the TSX Venture Exchange (TSX-V) and later on the OTCQB. It will likely be characterized by significant price volatility when compared to more established public issuers for the foreseeable future.

Because our common stock is not listed on any national securities exchange, investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is traded on the OTCQB it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange. These factors may have an adverse impact on the trading and price of our common stock.

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

Price adjustment and anti-dilution provisions in a majority of our outstanding warrants may make it more difficult and expensive for us to raise additional capital in the future and may result in further dilution to investors.

The warrants sold in our August 2013 public equity offering provide that the exercise price will adjust to the lowest price per share at which we sell or issue or are deemed to sell or issue additional shares (with certain exceptions) (a “full-ratchet” adjustment). Additionally these same warrants contain full-ratchet anti-dilution protection providing for an increase in the number of shares issuable upon the exercise of the warrants upon the issuance of any common stock, securities convertible into common stock or certain other issuances at a price below the then-existing exercise price of the warrants (with certain exceptions). Because these anti-dilution and price adjustment provisions will have the effect of lowering the price at which shares of our common stock are issued upon exercise of the warrants and increasing the number of shares received upon such exercises, if we are unable to raise additional capital at an effective price per share that is higher than the exercise price of these warrants, these provisions may make it more difficult and more expensive for us to raise capital in the future.

Additional stock offerings in the future may dilute then existing stockholders’ percentage ownership of our company.

Given our plans and expectations that we may need additional capital and personnel, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then existing stockholders.

We have not paid dividends in the past and do not expect to pay dividends in the future.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, debt covenants in place, and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholders’ investment will only occur if our stock price appreciates.

Our common stock is considered a “penny stock” and is subject to additional sale and trading regulations that may make it more difficult to buy or sell.

Our common stock, which is traded on the OTCQB is considered to be a “penny stock” and securities broker-dealers participating in sales of common stock will be subject to the “penny stock” regulations set forth in Rules 15g02 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Because management owns a significant percentage of our outstanding common stock, it may prevent other stockholders from influencing significant corporate decisions.

Our officers and directors have the ability on a diluted basis to own approximately 33% of the outstanding shares of our common stock. As a result, our management has the ability to exercise significant control over matters requiring stockholder approval, including the election of our board of directors, the approval of mergers and other extraordinary transactions, as well as the terms of any of these transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could in turn have an adverse effect on the fair market value of our company and our common stock. The interests of these and other of our existing stockholders may conflict with the interests of our other stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 8,800 square feet at our facilities located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623. In this facility, we have located our manufacturing, research and development, sales and administration offices. We currently pay approximately $65,000 per year in rent, which is leased on a calendar year term. The lease will expire on September 30, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is quoted in the United States on the OTC Bulletin Board (OTCBB) and OTCQB under the symbol “VUZI”.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for Vuzix’ common stock as quoted on the OTCQB. The quotations on the OTCQB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2013	$3.70	$9.00
Second 2013	2.25	7.30
Third 2013	1.80	6.50
Fourth 2013	2.12	3.91

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2012	$3.75	$6.75
Second 2012	2.25	6.00
Third 2012	1.50	4.50
Fourth 2012	2.25	4.50

The prices listed in the above price tables are adjusted to reflect the impact of our 1 for 75 reverse stock split, which was effective February 6, 2013.

Our common stock was previously traded on the TSX Venture Exchange, or the “TSX-V”, under the symbol “VZX”, but was delisted on November 14, 2013.

Holders of Record

On March 31, 2014, there were 95 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2013.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2013.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(2)	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	214,518	$9.72	342,420
Equity compensation plans not approved by security holders	—	—	—

Total	214,518	$9.72	342,420

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes shares available under our 2009 Stock Option Plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this annual report. See the discussion under “Forward Looking Statements” beginning on page 3 of this annual report.

Overview

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), smart glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. In the 4th quarter of 2013, we started shipping smart glasses, a new category of Video Eyewear that has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

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

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and related notes appearing elsewhere in this annual report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our consolidated financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this annual report on Form 10-K. Management believes certain factors and trends are important in understanding our financial performance. Since the sale of the TDG Assets in June 2012, we no longer sell night vision display drive electronics, the Tac-Eye line of Video Eyewear products, and a full range engineering services to defense customers, which will materially reduce our revenue and cash flow in the future. In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as discontinued operations have been reclassified as discontinued operations on our consolidated Statements of Operations for 2012. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;
•	carrying value of long-lived assets;
•	software development costs
•	revenue recognition;
•	product warranty;
•	fair value measurement of financial instruments and embedded derivatives;
•	stock-based compensation; and
•	income taxes.

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

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2013 or 2012.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. We recorded an impairment charge of $73,423 representing cost of $98,797, less accumulated amortization of $25,374 in 2013, and an impairment charge of $64,703 representing cost of $171,868, less accumulated amortization of $107,165 in 2012 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $495,608 as of December 31, 2013, because management believes that its value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized and projects could take several years to complete. The capitalized costs are then amortized over 3 to 5 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued.

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

We recognizes software license revenue under ASC 985-605 “Software Revenue Recognition” and under ASC 605-25 “Revenue Arrangements with Multiple Deliverables”, and related interpretations, as amended. Licensed software may be sold as a stand-alone element, with other software elements, or in conjunction with hardware products. When our products consists of more than one element, the product is considered to be a multiple element arrangement (MEA). When sold as a stand-alone element, the revenue is recognized upon shipment as discussed above. When sold as part of a MEA, revenue from the licensed software is recognized when the product and embedded software is shipped to the customer.

For either a single element transaction or a MEA, the Company allocates consideration to all deliverables based on their relative stand-alone selling prices. Amendments to ASC 605-25, which became effective January 1, 2011, establish a hierarchy to determine the stand-alone selling price as follows:

•	Vendor Specific Objective Evidence of the fair value (VSOE),
•	Third Party Evidence (TPE)
•	Best Estimate of the Selling Price (ESP)

Sales which constitute a MEA are accounted for by determining if the elements can be accounted for as separate accounting units, and if so, by applying values to those units, per the hierarchy above. If VSOE is not available, management estimates the fair selling price using historical pricing for similar items, in conjunction with current pricing and discount policies.

Revenue from licensed software is recognized upon shipment and in accordance with industry-specific software recognition accounting guidance. Software updates that will be provided free of charge are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade and create a multiple element arrangement.

Fees charged to customers for post-contract Technical Support are recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred.

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

Derivatives and Fair Value Measurements

The Company has adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as of January 1, 2008 for financial instruments. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at their issuance date and subsequently they are remeasured. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term derivative liabilities.

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

Stock-Based Compensation

Our board of directors approves grants of stock options to employees to purchase our common stock. A stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a “critical accounting estimate” because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the OTCQB.

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

Finally, any future recorded value of our deferred tax assets will be dependent upon our ability to generate future taxable income in the jurisdictions in which we operate. These assets consist of research credit carry-forwards, capital and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. It will require future pre-tax earnings in excess of $28,218,000 in order to fully realize the value of our unrecorded deferred tax assets. If we were to sustain future net losses, it may be necessary to record valuation allowances against such deferred tax assets in order to recognize impairments in their estimated future economic value.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. The guidance is effective beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In accordance with ASC 205-20, the sale of the TDG Assets has been accounted for as a discontinued operation and the 2012 operating results and asset sale have been reclassified as discontinued operations on our consolidated Statements of Operations and in the following discussion of our results of operations and financial condition.

Comparison of Fiscal Years Ended December 31, 2013 and December 31, 2012

Sales.   Our sales were $2,389,053 for 2013 compared to $3,228,228 for 2012. This represents a 26% decrease for the year 2013 compared to 2012. Video Eyewear product sales decreased to $1,856,806 or 78% of total sales for 2013 compared to $2,692,152 or 83% of our total sales in 2012. The decrease in sales was the direct result of our limited working capital which caused supply chain delays due to our inability to buy components to meet our sales demand and delays in releasing our new products. Sales from our engineering programs for 2013 decreased to $532,247 or 22% of total sales compared to $536,076 or 17% of total sales in in 2012.

 Cost of Sales and Gross Margin.   Gross profit decreased to $806,958 for 2013 from $887,202 for 2012, a decrease of $80,244 or 9%. Gross margin (gross profit as a percentage of net sales) increased to 34% for 2013 compared to 28% for 2012. The improved gross margin earned in 2013 was primarily the result of a change in our overall sales mix to higher margin consumer Video Eyewear and AR models in 2013, compared to the sales mix for 2012 when a larger percentage of our sales were from the discontinued lower resolution Video Eyewear products, which earn a lower average gross margin.

Research and Development.   Our research and development expenses were $1,751,397 for 2013 compared to $1,153,403 for 2012. The $597,994 or 52% increase in 2013 compared to 2012 was primarily the result of our efforts in developing the M100 Smart Glasses and ongoing waveguide optics research.

Selling and Marketing.   Selling and marketing expenses were $1,091,514 for 2013 compared to $1,225,154 for 2012, a decrease of $133,640 or 11%. The decreases were mainly attributable to lower reseller advertising costs, lower personnel salary costs, and reduced external public relations consulting fees.

General and Administrative.   General and administrative expenses were $2,165,341 for 2013 as compared to $2,181,310 for 2012, a decrease of $15,969 or 1%.

Depreciation and Amortization   Depreciation and amortization expense for 2013 was $377,840 as compared to $468,817 in 2012, a decrease of $90,977. The reduction is due to assets that have become fully depreciated and lower capital expenditures over the last 2 fiscal years.

Other Income (Expense).   Total other expenses were $5,493,671 for 2013 compared to $541,202 in 2012, an increase of $4,952,469. The increase in these expenses was primarily attributable to two items. The Company recorded a loss of $3,575,278 on the derivative liability valuation mark-to-market revaluation for the 2013 period versus nil in 2012. Secondly, the Company recorded a Loss on Debt Extinguishment of $1,272,296 related to the early repayment of two debentures upon the closing of our August 5, 2013 public offering. These costs included early payment penalties, write-off of unamortized debt issuance costs, and write-off of unamortized term debt discounts. There were no such losses on debt extinguishment in 2012. The provision for other taxes for 2013 was $88,274 compared to $20,398 for 2012. The provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which increased substantially in the current year due to the reverse stock split effected in February 2013.

Provision for Income Taxes. There were no provisions for income taxes in 2013 or 2012.

Income (Loss) from Discontinued Operations. There were no discontinued operations in 2013. Loss from discontinued operations was $747,580 for 2012. The net reported gain on sale of discontinued operations for the 2012 period after tax was $5,817,807.

Net (Loss) and (Loss) per Share.   Our net loss was $(10,146,228) or $(1.69) per share for 2013 compared to a net income of $322,840 or $0.09 per share for 2012. The per share amounts reflect the 1-for-75 reverse stock split of our common stock, which was effective February 6, 2013.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $310,140, an increase of $243,586 from $66,554 as of December 31, 2012.

At December 31, 2013, we had current liabilities of $3,660,855 compared to current assets of $1,679,623 which resulted in a negative working capital position of $1,981,232. As at December 31, 2012 we had a negative working capital position of $3,940,974. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $5,091,550 of cash for 2013 compared to $2,823,296 in 2012. The major non-cash operating items for 2013 resulted from a $379,634 decrease in accounts payable, a $44,320 increase in accounts receivable and a $266,446 increase in inventory. The major non-cash operating items for 2012 resulted from a $717,499 reduction in inventory and a $607,885 reduction in accounts receivable, a $912,122 reduction in accounts payable and $329,073 reduction in customer deposits, along with a $677,994 increase in accrued interest. Included in these items were reductions of $299,599 in accounts receivable and $1,135,042 in inventory related to the sale of the TDG Assets.

Investing Activities.   Investing activities used $459,194 of cash for 2013 as compared to providing $7,272,085 of cash for 2012 in the same period in 2012. In 2013, we used $145,929 of cash primarily for the purchase of computer equipment additions and tooling, as compared to $180,189 for the same period in 2012. The costs of registering our intellectual property rights were $72,704 in 2013 and $67,923 in the same period in 2012. We invested $240,561 in software development costs related to our products in 2013, as compared to $-0- in 2012. From the sale of the TDG Assets we received proceeds of $8,345,793 less expenses of $825,596 or a net of $7,520,197.

Financing Activities.   We generated $5,794,330 of cash from financing activities in 2013 as compared to using $4,800,211 of cash for financing activities in 2012. During 2013, the primary source of cash were the gross proceeds from the public offering of $8,050,000, less direct offering associated costs of $1,159,070, the proceeds of $1,000,000 from the sale of a convertible debentures and $382,884 from the sale of notes payable, less the repayment of $2,137,984 in long and short-term notes payable.

We used $4,800,211 of cash for financing activities in 2012. During 2012, the primary use of cash was a $539,581 reduction in drawings under our operating line of credit and the repayments on term debt of $4,474,879 as required by our lenders for their approval of the sale of the TDG Assets.

Capital Resources.   As of December 31, 2013, we had a cash balance of $310,140, an increase of $243,586 from $66,554 as of December 31, 2012. The outstanding balance under our line of credit as of December 31, 2013 was $-0-, allowing us up to $112,500 in new drawings. We anticipate that as one of the ways to meet our working capital needs in the future that we will need to negotiate a new operating credit facility with a bank or seek alternative sources for an operating loan.

During the years ended December 31, 2013 and 2012, we have has been unable to generate positive cash flows from operations sufficient to support our business and have been dependent on equity financings, term debt financings, and the June 2012 asset sale. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future. The major financings transactions during 2013 were:

•	On March 8, 2013 we entered into and closed a Promissory Note and Security Agreement with our senior lender pursuant to which it made a $100,000 secured loan to us. The loan was repaid on March 27, 2013 with the proceeds received from the sale of the debenture made on that date (discussed below).

•	On March 21, 2013 we entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 27, 2013, we issued to Hillair a $800,000 16% senior secured convertible debenture due on March 21, 2018. The debenture was convertible into shares of our common stock at a conversion price of $4.29 per share. In connection with the debenture issuance, we also issued to Hillair five-year warrants to purchase 186,480 shares of our common stock at an exercise price of $4.72 per share. Upon the closing of our public offering on August 5, 2013, the exercise price of the warrants was reduced to $2.25. Upon closing of this transaction, we retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. We also issued to Gentry five-year warrants to purchase 20,000 shares of our common stock at an exercise price of $4.72 per share. The entire principal amount and related accrued interest of this loan along with a $160,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.

•	On July 15, 2013, we entered into and closed a Securities Purchase Agreement with Hillair whereby we sold to Hillair, for a purchase price of $200,000, (i) a $200,000 16% senior secured convertible debenture due March 21, 2018, and (ii) a common stock purchase warrant to purchase up to 38,168 shares of our common stock. The warrants are exercisable at any time on or after July 15, 2013 until March 21, 2018, and had an initial exercise price of $5.24 per share, subject to adjustments upon certain events, which was reduced to $2.25 upon the closing of our public offering on August 5, 2013. The entire principal amount and related accrued interest of this loan along with a $40,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.

•	On August 5, 2013, the Company consummated a public offering of 4,025,000 shares of common stock, and warrants to purchase up to an aggregate of 4,025,000 shares of common stock, at a public offering price of $2.00 per share and $0.0001 per warrant. The warrants have a per share exercise price of $2.25, are exercisable immediately, and expire 5 years from the date of issuance. Total gross proceeds from the public offering were $8,050,000, before underwriting discounts and commissions and other offering expenses of $1,358,641 payable by the Company. Upon the closing of this offering, the Company repaid $2,137,984 in term debt, and $200,000 in early repayment penalties. Overall the Company netted approximately $4,350,000 from the public offering.

•	Simultaneous with the closing of this public offering $2,316,007 in outstanding secured debt and accrued interest thereon, converted into common stock and warrants at a conversion price equal to the offering price of $2.00. Additionally $1,642,569 in outstanding long-term accrued compensation and accrued interest owed to our officers was converted into common stock and warrants at a conversion price equal to the offering price of $2.00.

Our independent auditors issued a going concern paragraph in their reports for the years ended December 31, 2013 and 2012. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. As a result of our current level of funding, ongoing losses from operations, substantial doubt exists about its ability to continue as a going concern.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to the development of our new products and to continue our waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal use of our cash.

We have previously attracted funding in the form of term debt, short term notes, a bank line of credit and most recently a public offering of shares of common stock and warrants. However, there can be no assurance that we will be able to do so in the future or that if we raise additional capital it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

We also rely on credit lines from key suppliers and customer deposits in managing liquidity. Several of our key vendors are currently extending us extended credit terms. As a result, if our trade creditors were to impose unfavorable terms or customers decline to make advance deposits for their orders, it would negatively impact our ability to obtain products and services on acceptable terms, produce products and operate our business.

We intend to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	managing our working capital through better optimization of inventory levels;

•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality and smart glasses products;

•	the introduction of see-through waveguide and new higher resolution Video Eyewear;

•	reducing our operating costs wherever possible;

•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	deferring some research and development and delaying some planned new products based on our new technology;

•	exploring our options with respect to new equity financings or debt borrowings; and

•	exploring the licensing of our IP

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

The August 5, 2013 successful closing of the Company’s public offering and the conversion of debts and accrued interest into common stock in connection therewith significantly improved the financial position of the Company and reduced the doubt about our ability to continue as a going concern. However the Company’s continued operating losses and large composition of old accounts payable continues to affect the efficient operations of the Company and slows new product development. Further new products incorporating our waveguide optics and HD resolution Video Eyewear products may be delayed as a result. The Company must grow its business to become profitable and self-sustaining on a cash flow basis in 2014 or we will be required to raise new capital.

During the first quart of 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 have exercised for cash warrants for the purchase of 638,300 shares of common stock and the Company has received proceeds of $1,436,175 from such warrant exercises. We believe these warrant exercise proceeds will significantly contribute to helping the Company fund and implement its current 2014 operating plan.

The introduction of the M100 Smart Glasses has been slower than originally anticipated with tooled product shipments not occurring until December 2013. M100 sales have been ramping month-over-month throughout the first quarter of 2014. Additionally during the first quarter of 2014, we have been focused on expanding the number of M100 applications developers, including new industry leading firms and have seen growing customer interest and purchases of our M100 Smart Glasses by major corporate entities in varied markets including: Transportation, Retail, Wireless Telecommunications, Refiners, Medical, Manufacturing, Warehousing, Airline, and Automotive. We have also been investing in refining the M100 mechanically as well as developing an entirely new version of its embedded operating system. This new OS version, still based on Android ICS, is adding voice recognition, hand gesture interface controls, and an entirely new look and feel. Multi-language support is also being added as well support for non-Android smart phones. Mechanically we have improved the push button sensitivity, relocated the gesture sensor and will be providing new eyeglass temple mounting options, all based on customer feedback. We believe these improvements will be well received in our markets and contribute to the continued growth of M100 product sales in 2014.

During the first quarter of 2014 we decided to retool our M2000AR waveguide based HD monocular display to reduce its manufacturing cost and weight as well as implement the latest version of our waveguide optics. We expect to re-launch the product by May 2014, with significantly improved optical performance and user experience.

Our new V720 Video Headphones won a CES Innovations award in January 2014 award and all our public demonstration of our early prototypes have been well received by all wearers. We believe this HD product, which we expect to release in late 2014, will have significant appeal to consumers all of over the world for video viewing and game playing applications.

On February 26, 2014 we announced we had been awarded the remaining ~$75,000 Phase I Option and a ~$680,000 Phase II, Small Business Innovation Research (SBIR) award from the Office of Naval Research. These programs require us to develop thin see through waveguide based optics and display engines fitted in a pair of goggles to superimpose computer generated information on an individual's view of the real world. The delivered system will be based on our advanced optical waveguide version of our see-through optics technology that enables high definition (HD) displays to be incorporated into very thin lenses similar to normal eyeglasses. We anticipate we will complete this development work before the end of 2014 and the resulting waveguide improvements can be applied to our industrial and consumer products.

Continued increases in our product sales will be important steps to achieving cash-flow positive operations. We are now effectively shipping all new products as compared to our products offerings last year. However, if these products are not successful we will have to raise additional capital to maintain operations and/or materially reduce our operating costs.

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

The information required by this item is incorporated herein by reference to pages F-1 through F-34 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2013.

(a)     Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses set forth below.

(b)     Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm due to exemption provisions established by the rules of the Securities and Exchange Commission for smaller reporting companies.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2013 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2013:

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

(c)     Change in Internal Control Over Financial Reporting

 No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2013 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

(3) Exhibits

A list of exhibits filed with this annual report is set forth in the Exhibit Index and is incorporated in this Item 15(a)(3) by reference.

VUZIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vuzix Corporation

We have audited the accompanying consolidated balance sheets of Vuzix Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for each of the years in the two-year period ended December 31, 2013. Vuzix Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation and its subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ EFP Rotenberg, LLP

Rochester, New York

April 9, 2014.

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$310,140	$66,554
Accounts Receivable, Net (Note 7)	214,920	170,600
Inventories (Note 8)	953,627	687,181
Deferred Offering Costs (Note 9)	—	199,571
Prepaid Expenses and Other Assets	200,936	85,768

Total Current Assets	1,679,623	1,209,674
Tooling and Equipment, Net (Note 10)	446,329	664,967
Patents and Trademarks, Net (Note 11)	495,608	551,307
Software Development, Net (Note 12)	240,561	—

Total Assets	$2,862,121	$2,425,948

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable	$2,420,571	$2,896,567
Lines of Credit (Note 13)	—	112,500
Notes Payable (Note 14)	278,467	258,209
Current Portion of Long-term Debt, net of discount (Note 20)	99,320	1,060,188
Current Portion of Capital Leases	24,670	57,244
Customer Deposits (Note 15)	170,777	63,079
Accrued Interest	36,935	161,703
Accrued Expenses (Note 16)	554,264	519,672
Income and Other Taxes Payable	75,851	21,486

Total Current Liabilities	3,660,855	5,150,648

Long-Term Liabilities
Long Term Derivative Liability (Note 17)	12,035,816	—
Accrued Compensation (Note 18)	—	1,010,096
Long Term Portion of Term Debt, net of discount (Note 19)	170,496	1,715,253
Long Term Portion of Capital Leases (Note 20)	16,882	40,041
Long Term Portion of Accrued Interest	16,365	719,475

Total Long-Term Liabilities	12,239,559	3,484,865

Total Liabilities	15,900,414	8,635,513

Stockholders’ Equity (Deficit)
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 9,600,453 Shares Issued and Outstanding December 30, 2013 and 3,536,865 on December 31, 2012	9,600	3,537
Additional Paid-in Capital	23,244,639	19,933,202
Accumulated (Deficit)	(36,292,532)	(26,146,304)

Total Stockholders’ Equity (Deficit)	(13,038,293)	(6,209,565)

Total Liabilities and Stockholders’ Deficit	$2,862,121	$2,425,948

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Additional	Accumulated	Preferred Stock		Subscriptions
	Shares*	Amount	Paid-In Capital	Deficit	Shares	Amount	Receivable	Total

Balance — December 31, 2011	3,536,865	$3,537	$19,716,963	$(26,469,144)	—	$—	$(76,104)	$(6,824,748)

Forgiveness of Debt	—	—	46,037	—	—	—	—	46,037
Stock Compensation Expense	—	—	172,233	—	—	—	—	172,233
Forgiveness of Subscriptions Receivable			(2,031)				76,104	74,073
2012 Net Income	—	—	—	322,840	—	—	—	322,840

Balance — December 31, 2012	3,536,865	$3,537	$19,933,202	$(26,146,304)	—	$—	$—	$(6,209,565)

Issuance of Common Stock in Public Offering	4,025,000	4,025	8,045,975					8,050,000
Direct Financing Associated Costs			(1,358,641)					(1,358,641)
Conversion of Term Debt and Accrued Interest	1,158,003	1,158	2,314,849					2,316,007
Conversion of Accrued Compensation and Interest	821,285	821	1,641,748					1,642,569
Exercise of Warrants	59,300	59	133,366					133,425
Stock Compensation Expense	—	—	159,272	—	—	—	—	159,272
Issuance of Warrants in Conjunction with Public Offering			(8,236,786)					(8,236,786)
Reclass Fair Value of Warrant Derivative Liability upon Expiration of Full Ratchet Price Protection			526,245					526,245
Reclass Fair Value of Warrant Derivative Liability upon Exercise			85,409					85,409
2013 Net (Loss)	—	—	—	(10,146,228)	—	—	—	(10,146,228)

Balance — December 31, 2013	9,600,453	$9,600	$23,244,639	$(36,292,532)	—	$—	$—	$(13,038,293)

* All share amounts for all periods reflect the Company’s 1-for-75 reverse stock split, which was effective February 6, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2013	2012

Sales of Products	$1,856,806	$2,692,152
Sales of Engineering Services	532,247	536,076

Total Sales	2,389,053	3,228,228

Cost of Sales — Products	1,354,909	2,135,484
Cost of Sales — Engineering Services	227,186	205,542

Total Cost of Sales	1,582,095	2,341,026

Gross Profit	806,958	887,202
Operating Expenses:
Research and Development	1,751,397	1,153,403
Selling and Marketing	1,091,514	1,225,154
General and Administrative	2,165,341	2,181,310
Depreciation and Amortization	377,840	468,817
Impairment of Patents and Trademarks	73,423	64,703

Total Operating Expenses	5,459,515	5,093,387
(Loss) from Continuing Operations	(4,652,557)	(4,206,185)

Other Income (Expense)
Interest and Other (Expense) Income	—	232
Other Taxes	(88,274)	(20,398)
Foreign Exchange Gain (Loss)	(13,692)	(11,111)
(Loss) on Sale of Assets	(40,352)	—
(Loss) on Debt Extinguishment (Note 19)	(1,272,296)	—
Gain (Loss) on Derivative Valuation (Note 17)	(3,575,278)	—
Interest Expense	(503,779)	(509,925)

Total Other Income (Expense)	(5,493,671)	(541,202)

(Loss) from Continuing Operations Before Provision for Income Taxes	(10,146,228)	(4,747,387)
Provision (Benefit) for Income Taxes (Note 21)	—	—

(Loss) from Continuing Operations	(10,146,228)	(4,747,387)

Income (Loss) from Discontinued Operations (Note 4)	—	(747,580)
Gain on Disposal of Discontinued Operations (Note 5), net of tax	—	5,817,807

Net Income (Loss)	$(10,146,228)	$322,840

Earnings (Loss) per Share from Continuing Operations (Note 6)
Basic	$(1.69)	$(1.34)
Diluted	$(1.69)	$(1.34)
Earnings (Loss) per Share
Basic	$(1.69)	$0.09
Diluted	$(1.69)	$0.09
Weighted-average Shares Outstanding
Basic	5,988,595	3,536,865
Diluted	5,988,595	3,651,100

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities
Net Income (Loss)	$(10,146,228)	$322,840
Non-Cash Adjustments
Depreciation and Amortization	377,840	468,817
Impairment of Patents and Trademarks	73,423	64,703
Stock-Based Compensation Expense	159,272	172,233
Loss on Sale of Assets	40,352	—
Interest Converted into Common Stock	222,032	—
Amortization of Term Debt Discount	25,302	777.550
Amortization and Write-off of Term Debt Discount	732,584	—
Amortization and Write-off of Debt Issuance Costs	257,692	—
Warrants Issued for Debt Extinguishment	97,913	—
Loss on Derivative Liability Valuation	3,575,278	—
Gain on Sale of Discontinued Operation	—	(5,817,807)
Forgiveness of Debt	—	46,037
Non Cash Compensation	—	74,073
(Increase) Decrease in Operating Assets
Accounts Receivable	(44,320)	607,885
Inventories	(266,446)	717,499
Prepaid Expenses and Other Assets	(37,993)	14,857
Increase (Decrease) in Operating Liabilities
Accounts Payable	(379,634)	(912,122)
Accrued Expenses	34,592	99,832
Customer Deposits	107,698	(329,073)
Income Taxes Payable	54,365	1,386
Accrued Compensation	—	200,000
Accrued Interest	24,728	667,994

Net Cash Flows (Used in) Provided by From Operating Activities	(5,091,550)	(2,823,296)

Cash Flows from Investing Activities

Proceeds from Sales of Assets, Net of Direct Costs	—	7,520,197
Purchases of Tooling and Equipment	(145,929)	(180,189)
Investments in Software	(240,561)	—
Investments in Patents and Trademarks	(72,704)	(67,923)

Net Cash (Used in ) Provided by From in Investing Activities	(459,194)	7,272,085

Cash Flows from Financing Activities
Issuance of Common Stock in Public Offering	8,050,000	—
Direct Offering Associated Costs	(1,204,779)	(57,500)
Net Change in Lines of Credit	(112,500)	(539,581)
Repayment of Capital Leases	(55,733)	(92,739)
Repayment of Long-Term Debt and Short-Term Notes Payable	(2,137,983)	(4,474,879)
Issuance Costs of Senior Convertible Debt	(183,809)	—
Proceeds from Exercise of Warrants	56,250	—
Proceeds from Senior Convertible Debt	1,000,000	—
Proceeds from Notes Payable	382,884	364,488

Net Cash Flows (Used in) Provided by Financing Activities	5,794,330	(4,800,211)

Net Increase (Decrease) in Cash and Cash Equivalents	243,586	(351,422)
Cash and Cash Equivalents — Beginning of Period	66,554	417,976

Cash and Cash Equivalents — End of Period	$310,140	$66,554

Supplemental Disclosures
Interest Paid	230,112	170,512
Income Taxes Paid	32,533	19,012
Non-Cash Investing and Financings Activities
Conversion of Accrued Compensation and Interest into Common Stock	1,642,569	—
Conversion of Term Debt and Accrued Interest into Common Stock	2,316,007	—
Warrant Derivative Liability of Common Stock Offering and Debt Conversions	8,236,786	—
Discount on senior convertible debenture attributed to warrants	732,584	—
Warrants granted to Senior Debt Holders for Early Debt Repayment	97,913	—
Warrants granted for senior convertible debenture issuance costs	66,603	—

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

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”

Shipments to customers outside of the United States approximated 36% and 27% of sales in 2013 and 2012, respectively. No single international country represented more than 10% of revenues. The Company does not maintain significant amounts of long-lived assets outside of the United States other than tooling held by its third party manufacturers, primarily in China.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has at times had a concentration of sales to the U.S. government, the majority of which was reported as discontinued operations and they amounted to approximately 17% and 11% of sales in 2013 and 2012, respectively. Accounts receivable from the U.S. government accounted for 79% and -0-% of accounts receivable at December 31, 2013 and 2012, respectively. Another customer, who is also a minority stockholder, represented -0-% and 10% of our total revenues, all of which was reported as sales from discontinued operations in 2012.

Foreign Currency Transactions

The U.S. dollar is the functional currency of the Company’s foreign subsidiaries. Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

The Company recognizes software license revenue under ASC 985-605 “Software Revenue Recognition” and under ASC 605-25 “Revenue Arrangements with Multiple Deliverables”, and related interpretations, as amended. Licensed software may be sold as a stand-alone element, with other software elements, or in conjunction with hardware products. When the Company’s products consists of more than one element, it is considered to be a multiple element arrangement (MEA). When sold as a stand-alone element, the revenue is recognized upon shipment as discussed above. When sold as part of a MEA, revenue from the licensed software is recognized when the product and embedded software is shipped to the customer.

For either a single element transaction or a MEA, the Company allocates consideration to all deliverables based on their relative stand-alone selling prices. Amendments to ASC 605-25, which became effective January 1, 2011, establish a hierarchy to determine the stand-alone selling price as follows:

•	Vendor Specific Objective Evidence of the fair value (VSOE),
•	Third Party Evidence (TPE)
•	Best Estimate of the Selling Price (ESP)

Sales which constitute a MEA are accounted for by determining if the elements can be accounted for as separate accounting units, and if so, by applying values to those units, per the hierarchy above. If VSOE is not available, management estimates the fair selling price using historical pricing for similar items, in conjunction with current pricing and discount policies.

Revenue from licensed software is recognized upon shipment and in accordance with industry-specific software recognition accounting guidance. Software updates that will be provided free of charge are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade and create a multiple element arrangement. The consideration allocated to the unspecified software upgrade rights and non-software services is deferred and recognized rateably over the 24-month estimated life of the devices. The Company’s BESP for the unspecified software upgrade right and non-software services is $25 per unit for the M100 Smart Glass.

Fees charged to customers for post-contract Technical Support are recognized ratably over the term of the contract. Costs related to maintenance obligations are expensed as incurred.

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

Software Development Costs

The Company capitalizes the costs of obtaining its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized and projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Generally, this occurs shortly before the products are released to manufacturing. The amortization of these costs is included in cost of revenue over the estimated life of the products, which currently is estimated as 3 years using a straight-line basis.

Long-Lived Assets

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2013, an impairment charge of $73,423 was recorded related to abandoned patents and trademarks. In 2012, an impairment charge of $64,703 was recorded related to abandoned patents and trademarks.

Research and Development

Research and development costs, are expensed as incurred consistent with the guidance of FASB ASC Topic 730, “Research and Development,” and include employee related costs, office expenses, third party design and engineering services, and new product prototyping costs. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2013 and 2012 amounted to $231,552 and $253,815, respectively. These amounts are inclusive of $4,500 in 2012 that are included in Discontinued Operations.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net (loss) income less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods.

Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value using a Black-Scholes valuation model of those awards. The Company uses the fair market value of our common stock on the date of each option grant based on market price of the Company’s common shares on the TSX Venture Exchange and since August 5, 2013 on the OTCQB. Stock-based compensation expense includes an estimate of forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. As a result of the adoption of FASB ASC Topic 718, stock-based compensation expense associated with stock option grants for the years ending December 31, 2013 and 2012 was $159,272 and $172,233, respectively.

The Company issues new shares upon stock option exercises. Please refer to Note 22, Stock Option Plans, for further information.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Liability and Fair Value Measurements

The Company has adopted the provisions of FASB ASC Topic 820, “Fair Value Measurements and Disclosures” as of January 1, 2008 for financial instruments. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at their issuance date and subsequently they are remeasured. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term derivative liabilities.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued new guidance which requires enhanced disclosures on offsetting amounts within the balance sheet, including disclosing gross and net information about instruments and transactions eligible for offset or subject to a master netting or similar agreement. The guidance is effective for the company beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, did not have an impact on the company’s consolidated financial position, results of operations or cash flows.

There are no other recent accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on our consolidated financial statements for the years ended December 31, 2013 and 2012 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The Company incurred annual net losses from its continuing operations of $10,146,228 in 2013 and $4,747,387 in 2012, and has an accumulated deficit of $36,292,532 as of December 31, 2013. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, the sales of equity securities and the sale of assets. The major transactions over the last two years included:

-	The sale of assets relating to the Company’s Tactical Display Group business (the “TDG Assets”) on June 15, 2012 and subsequent debt repayments and debt deferrals. The Company received net proceeds of $7,520,197.
-	On March 21, 2013, the Company issued a five year secured 16% convertible debenture in the amount of $800,000. The entire principal amount and related accrued interest of this loan along with a $160,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.
-	On July 15, 2013, the Company issued a five year secured 16% convertible debenture in the amount of $200,000. The entire principal amount and related accrued interest of this loan along with a $40,000 early repayment penalty was repaid upon the closing of the Company’s public offering on August 5, 2013.
-	On August 5, 2013, the Company closed its public offering of 4,025,000 shares of common stock, and warrants to purchase up to an aggregate of 4,025,000 shares of common stock, at a public offering price of $2.00 per share and $0.0001 per warrant. The warrants have a per share exercise price of $2.25, are exercisable immediately, and expire 5 years from the date of issuance. Total gross proceeds from the public offering were $8,050,000, before underwriting discounts and commissions and other offering expenses payable by Vuzix of $1,358,641. Simultaneous with the closing of this public offering $2,316,007 in outstanding secured debt and accrued interest thereon, converted into common stock and warrants with the same material terms at a conversion price equal to the offering price of $2.00. Additionally $1,642,569 in outstanding long-term accrued compensation and accrued interest owed to our officers was converted into common stock and similar warrants at a conversion price equal to the offering price of $2.00.

The above public offering and related debt conversions and repayments have allowed the Company to cure all its prior debt defaults. Since the closing of the public offering on August 5, 2013, the Company has had the financial resources to better execute on its business plans and reduced the doubt about its ability to continue as a going concern. However the Company’s continued operating losses and large composition of old accounts payable continues to affect the efficient operations of the Company and slows new product development.

The Company’s cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent the Company has sufficient operating funds, it expects to carefully devote capital resources to the development of new products and to continue its waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal use of cash. The Company must grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein, and accordingly our consolidated financial statements have been prepared assuming that we will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	managing working capital through better optimization of inventory levels;

•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality and smart glasses products;

•	the introduction of see-through waveguide and new higher resolution Video Eyewear;

•	reducing operating costs wherever possible;

•	minimizing capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;

•	deferring some research and development and delaying some planned new products based on new technology;

•	exploring options with respect to new equity financings or debt borrowings; and

•	exploring the licensing of our IP

The Company and its management cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether its liquidity plan will limit certain of our operational and strategic initiatives designed to grow the business over the long term or whether such initiatives will be limited by the availability of capital.

Continued increases in product sales and engineering services will be important steps to achieving cash-flow positive operations. The Company in calendar 2014 is now effectively shipping all new models and products as compared to its offerings last year. However, if these products are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs. New products incorporating our waveguide optics and HD resolution Video Eyewear products may be delayed as a result.

If the Company is required to raise additional funds by selling additional shares of its capital stock, or securities convertible into shares of its capital stock, the ownership interest of existing shareholders may be diluted. The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets. The Company can give no assurance that it will be able to obtain additional financing on favorable terms or at all. If it is unable to become profitable and self-sustaining on a cash flow basis and needs to obtain future external funding, the Company could be forced to delay, reduce or eliminate its research and development programs, future commercialization efforts or otherwise curtail its business, which could adversely affect its business prospects. These factors raise substantial doubt about our ability to continue as a going concern.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Discontinued Operations

In an effort to improve working capital, cure then existing debt defaults and pay down debts, on June 15, 2012, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). We recorded a gain of $5,837,607 from the asset sale.

In accordance with ASC 205-20, the sale of the TDG Assets have been accounted for as discontinued operation. Accordingly, the operating results of the TDG Assets for the years ended December 31, 2013 and 2012 have been reclassified as discontinued operations on the Consolidated Statement of Operations. Below is a summary of these results:

	For Years
	Ended December 31,
	2013	2012

Sales of Products	$—	$1,768,754
Sales of Engineering Services	—	358,921

Total Sales	—	2,127,675

Total Cost of Sales	—	1,273,907

Gross Profit	—	853,768

Operating Expenses:
Research and Development	—	295,138
Selling and Marketing	—	200,378
General and Administrative	—	—
Depreciation and Amortization	—	—
Interest Expense on Senior Debt*	—	353,584
Amortization Senior Debt Discount*	—	752,248
Income (Loss) from Discontinued Operations	—	(747,580)

Gain (Loss) on Disposal of Discontinued Operations	—	5,837,607
Provision (Benefit) for Income Taxes (Note 21)	—	19,800
	—	5,817,807
Net Income (Loss) from Discontinued Operations	$—	$5,070,227

Basic Income (Loss) per Share	$—	$1.43
Diluted Income (Loss) per Share	$—	$1.43
Weighted-average Shares Outstanding Basic (Note 6)	—	3,536,865
Weighted-average Shares Outstanding Diluted (Note 6)	—	3,651,100

* Amounts reported represent the interest expense and the amortization of the discount on the Senior Term debt that was required to be repaid from the proceeds of the TDG Asset sale.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Gain on Asset Disposal

In an effort to improve working capital, cure then existing debt defaults and pay down debts, on June 15, 2012, the Company entered into an Asset Purchase Agreement (the “Agreement”) between the Company and TDG Acquisition Company, LLC, a Delaware limited liability company (“TDG”). Pursuant to the Agreement, the Company sold and licensed those of its assets (including equipment, tooling, certain patents and trademarks) (the “TDG Assets”) that comprised its tactical defense group, which engaged in the business of selling and licensing products and providing services, directly and indirectly, to military, defense and security organizations (the “Business”). The Business included sale of the Company’s proprietary Tac-Eye displays and its night vision electronics and optics module products. The Company received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold to TDG, for use in the manufacture and sale of products other than in the military, defense and security markets. The Company retained the right to sell goods and services to other end user consumers, and to TDG and TDG and the Company jointly received the right to sell goods and services into all markets other than the military, defense and security markets and the consumer market. Each party agreed to refer to the other, business opportunities for the sale of products and services in its markets. Also pursuant to the Agreement, the Company and TDG entered into a Vuzix Authorized Reseller Agreement, pursuant to which TDG is authorized as the exclusive reseller of the Company’s current and future products to military, defense and security organizations, unless TDG elects to have the Company make such sales directly.

The purchase price paid to the Company by TDG consists of two components: $8,345,793 net of adjustments, which was paid at closing, and up to an additional $2.5 million, which would be received only if TDG achieves certain quarterly and annual revenue targets from sales of goods and services to military, defense and security organizations. None of the $2.5 million was received during the measurement period. The purchase price was determined by arm’s length negotiations between the parties.

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

Note 6 — Net Earnings (Loss) Per Share (EPS)

ASC 260-10 “Earnings Per Share” requires the Company to calculate its net income (loss) per share based on basic and diluted net income (loss) per share, as defined. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive effect of outstanding options and warrants issued by the Company, are reflected in diluted EPS using the treasury stock method. Under the treasury stock method, options and warrants will generally have a dilutive effect when the average market price of common stock during the period exceeds their exercise price. The dilutive effect of any outstanding convertible debt issued by the Company is reflected in diluted EPS using the if-converted method. For periods of net loss, basic and diluted EPS are the same as the assumed exercise of stock options and warrants and the conversion of convertible debt are anti-dilutive.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012

Net (Loss) from Continuing Operations (A)	$(10,146,228)	$(4,747,387)

Net Income (Loss) (B)	$(10,146,228)	$322,840
Add - Interest savings from converted debt	—	114,537
Adjusted Diluted Net Income (Loss) (F)	$(10,146,228)	$437,377

Weighted Average Shares Outstanding:
Weighted average basic shares outstanding (C)	5,988,595	3,536,865
Dilutive effect of options and warrants	2,984,199	31,354
Dilutive effect of convertible debt	-	82,881

Weighted Average Dilutive Shares Outstanding (D)	8,972,794	3,651,100

Earnings (Loss) Per Share From Continuing Operations
Basic (A/C)	$(1.69)	$(1.34)
Diluted (1) (2)	$(1.69)	$(1.34)

Earnings (Loss) Per Share
Basic (B/C)	$(1.69)	$0.09
Diluted (F/D) (1)	$(1.69)	$0.09

(1)	Due to net loss for period, dilutive loss per share is the same as basic.
(2)	Due to the antidilutive impact of the convertible debt under the if-converted method, the diluted earnings per share is the same as basic.

Note 7 — Accounts Receivable, Net

Accounts receivable consisted of the following:

	December 31, 2013	December 31, 2012

Accounts Receivable	$214,920	$170,600
Less: Allowance for Doubtful Accounts	—	—

Net	$214,920	$170,600

Note 8 — Inventories, Net

Inventories consisted of the following:

	December 31, 2013	December, 31, 2012

Purchased Parts and Components	$1,094,250	$945,550
Work in Process	153,065	46,259
Finished Goods	280,279	259,112
Less: Reserve for Obsolescence	(573,967)	(563,740)

Net	$953,627	$687,181

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting and underwriters’ fees incurred related to the public offering of the Company’s common stock and warrants as discussed in Note 3, which were charged to capital as of the completion of the offering on August 5, 2013.

	December 31, 2013	December 31, 2012

Professional and agents’ fees paid	$—	$57,500
Professional and agents’ fees included Accrued Expenses	—	142,071

Total	$—	$199,571

Note 10 — Tooling and Equipment, Net

Tooling and equipment consisted of the following:

	December 31, 2013	December 31, 2012

Tooling and Manufacturing Equipment	$1,748,006	$1,685,006
Computers and Software	645,429	615,567
Furniture and Equipment	749,233	763,134

	$3,142,668	$3,063,707
Less: Accumulated Depreciation	(2,696,339)	(2,398,740)

Net	$446,329	$664,967

Total depreciation expense for tooling and equipment for the years ending December 31, 2013 and 2012 was $322,861 and $409,421, respectively.

Note 11 — Patents and Trademarks, Net

	December 31, 2013	December 31, 2012

Patents and Trademarks	$777,593	$803.687
Less: Accumulated Amortization	(281,985)	(252,380)

Net	$495,608	$551,307

Total amortization expense for patents and trademarks for the years ending December 31, 2013 and 2012 it was $54,979 and $59,396, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is $50,058. We recorded an impairment charge of $73,423 representing cost of $98,798, less accumulated amortization of $25,375 for the year ending December 31, 2013. We recorded an impairment charge of $64,703 representing cost of $171,868, less accumulated amortization of $107,165 for the year ending December 31, 2012 regarding our abandoned patents and trademarks.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Software Development Costs

	December 31, 2013	December 31, 2012

Software Development Costs	$240,561	$—
Less: Accumulated Amortization	—	—

Net	$240,561	$—

Total amortization expense for capitalized software development costs for the years ending December 31, 2013 and 2012 was $-0-, respectively. These costs will be amortized over 3 years. No amortization was recorded in 2013 because the related software project was not completed as of December 31, 2013.

Note 13 — Lines of Credit

The Company has available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on this line of credit amounted to $-0- and $112,500 at December 31, 2013 and 2012, respectively.

Note 14 — Notes Payable

Notes payable represent promissory notes payable by the Company.

	December 31, 2013	December 31, 2012

Note payable to officers and shareholders of the Company. Principal along with accrued interest is payable on demand and paid on December 31, 2014. The notes bear interest at 18.5% and secured by all the assets of the Company.	$229,787	$165,738
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note is to be repaid in 12 blended monthly payments of $5,645.	37,383	46,737
Note payable to an officer of the Company due on December 31, 2013. The note bears interest at 7.49% and monthly principal payments of $2,691 plus accrued interest are required. The note is secured by all the assets of the Company.	11,297	45,734
	$278,467	$258,209

Note 15 — Customer Deposits

Customer deposits represents money the Company received in advance of providing a product or engineering services to a customer. These deposits include against unfulfilled deliverables of multiple-element products, including unspecified post-delivery support and software updates. Included in Customer Deposits is Unearned Revenue of $39,700 as of December 31, 2013 as compared to $-0- in 2012. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of their order.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2013	December 31, 2012
Accrued Wages and Related Costs	$91,385	$31,197
Accrued Compensation	360,670	181,322
Accrued Professional Services	69,500	181,227
Accrued Warranty Obligations	31,619	93,788
Other Accrued Expenses	1,090	32,138

Total	$554,264	$519,672

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2013 and 2012 were as follows:

Accrued Warranty Obligations at December 31, 2011	$118,611
Reductions for Settling Warranties	(126,308)
Warranty Issued During Year	101,485

Accrued Warranty Obligations at December 31, 2012	$93,788
Reductions for Settling Warranties	(74,287)
Warranty Issued During Year	12,118
Accrued Warranty Obligations at December 31, 2013	$31,619

Note 17 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase 186,480 shares of its common stock issued in connection with the $800,000 convertible senior secured debenture issued on March 21, 2013. These warrants have a cashless exercise provision effective six months after the issuance date and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) within the first six months. In accordance with ASC 820-10-35 we measured the derivative liability using a Black-Scholes pricing model at the March 21, 2013 issuance date. On September 21, 2013, the exercise price adjustment feature expired causing the warrants to no longer require derivative accounting treatment. Accordingly the derivative liability was marked to market on September 21, 2013 and the fair value of $526,245 related to these warrants was reclassified to Additional Paid-in Capital. See Note 23: Warrants for additional information on the warrants issued.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognized a derivative liability for the warrants to purchase 38,168 shares of its common stock issued in connection with the $200,000 convertible senior secured debenture issued on July 15, 2013. These warrants have a cashless exercise provision effective six months after the issuance date and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) within the first six months. In accordance with ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at the July 15, 2013 issuance date and subsequently remeasured the liability on December 31, 2013. See Note 23: Warrants for additional information on the warrants issued.

The Company recognized a derivative liability for the warrants to purchase 6,004,288 shares of its common stock issued in connection with the equity offering and related debt conversions issued on August 5, 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at the August 5, 2013 issuance date and subsequently remeasured the liability on December 31, 2013. See Note 23: Warrants for additional information on the warrants issued.

The Company recognized a derivative liability for the warrants to purchase 127,717 shares of its common stock issued in connection with obtaining the permission of the Company’s senior debt holders for its August 5, 2013 public equity offering. These warrants have a cashless exercise provision effective six months after the issuance date and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) within the first six months. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at the August 5, 2013 issuance date and subsequently remeasured the liability on December 31, 2013. On September 21, 2013 the exercise price adjustment feature expired for 102,357 of these warrants, causing these warrants to no longer require derivative accounting treatment. Accordingly the associated derivative liability was marked to market on September 21, 2013 and these warrants were reclassified to Additional Paid-in Capital. The remaining 25,360 warrants were subsequently remeasured as December 31, 2013. See Note 23: Warrants for additional information on the warrants issued.

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. The total derivative liability was revalued to $12,035,816 based on the closing price of our common shares as of December 31, 2013, resulting in a loss of $3,575,278 on the derivative’s valuation for the year ending December 31, 2013 and $-0- for the same period in 2012.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

-      Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 30, 2013:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Derivative Liability	12,035,816	—	—	12,035,816
Total liabilities measured at fair value (Long-Term)	$12,035,816	$—	$—	$12,035,816

	December 31, 2013	December 31, 2012
Fair value – beginning of period	$—	$—
Warrants issue	9,067,283	—
Reclassification of warrant liabilities to Additional Paid-in Capital	(526,245)	—
Reclassification of warrant exercises to Additional Paid-in Capital	(80,500)	—
Change in fair value	3,575,278	—

Fair value – end of period	$12,035,816	$—

For year ending December 30, 2013, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants issued during this period. The following summary table shows the assumptions used to compute the fair value of the warrants granted during 2013 at issuance and as of December 31, 2013 is:

	December 31, 2013	At Issuance
Assumptions for Pricing Model:
Expected term in years	4.2 to 4.6	4.62 to 5.0
Volatility range for years 1 to 5	56%	61 to 110%
Risk-free interest rate	1.75%	0.77 to 1.41%
Expected annual dividends	None	None

Value of warrants issued:
Fair value of warrants	$12,035,816	$9,067,283

Note 18 — Accrued Compensation

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

	Accrued Compensation	Accrued Interest

Balance as at December 31, 2011	$810,096	$339,323
Additions 2012	200,000	103,315
Subtractions 2012	—	—
Balance as at December 31, 2012	1,010,096	442,638
Additions 2013	116,667	73,168
Subtractions 2013	(1,126,763)	(515,806)
Balance as at December 31, 2013	$—	$—

On March 27, 2013, the Company entered into a deferred compensation deferral and conversion option agreements with two of its officers, which agreements were subject to the closing of the Company’s planned public stock offering and which agreements were effective upon such closing on August 5, 2013. Pursuant to those agreements the officers each converted the entire long-term portion their deferred compensation amounts plus accrued interest into shares of the Company’s common stock and related warrants, at the conversion price of $2.00, equal to the offering price of the Company’s August 5, 2015 public stock offering. Current accrued compensation and general accrued wages as at December 31, 2013 and 2012 is included in Accrued Expenses – please refer to Note 16.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Long-Term Debt

Long-term debt consisted of the following at December 31:

	December 31, 2013	December 31, 2012

Note payable to an officer of the Company. The principal was not subject to a fixed repayment schedule, bore interest at 8% per annum and was secured by all of the assets of the Company	$—	$209,208
Note payable to an officer of the Company. The principal and interest was subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bore interest at 12% per annum and was secured by a subordinated position in all the assets of the Company.	—	225,719
Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months.	256,727	396,004
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(71,701)	(97,003)
Convertible, Senior Secured Term Debt. The principal was to be repaid over 15 months, with equal payments of principal beginning on October 15, 2012. The Company did not make any of the required principal payments and was in default. The loan bore interest at 13.5%, per annum, which was payable monthly on the 15th of each month. The loan was secured by a first security position in all the Intellectual Property assets of the Company and a security interest in all of the other assets of the Company that was subordinate only to the security interest that secures the Company’s working capital loan.	—	619,122
Long-term secured deferred trade payable for which the principal and interest was subject to a fixed blended repayment schedule of 24 and 36 months, commencing July 15, 2013. The deferred trade payable bears interest at 12% per annum and was secured by a subordinated position in all the assets of the Company.	—	1,320,643
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	84,790	101,748
	$269,816	$2,775,441
Less: Amount Due Within One Year	(99,320)	(1,060,188)
Amount Due After One Year	$170,496	$1,715,253

The aggregate maturities reflect future cash principle payments exclusive of non-cash amortization discount for all long-term borrowings as of December 31, 2013 are as follows:

2014	2015	2016	2017	Thereafter	Total

$99,320	$100,064	$70,432	$—	$—	$269,816

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the sale of the TDG Assets, certain of the Company’s lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by the loan agreements between the Company and each such lender, and released their security interests in the TDG Assets sold. Pursuant to a Loan Modification and Consent Agreement regarding the Company’s Convertible, Senior Secured Term Debt Loan, which was in default at the time of the sale, the Company paid this Senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due to the Convertible Senior Secured Term Debt Lender, $619,122 was represented by a new note in that amount. This new note carried an interest rate of 13.5%, to be paid monthly. The principal amount of the note was to be repaid over 15 months, with equal principal payments commencing on October 15, 2012. The Company did not make any of its required principal payments. The note plus accrued interest was repaid in full on August 5, 2013.

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

Pursuant to the various other Loan Modification and Consent agreements, each secured term note payable holder agreed to defer further payments on their respective Note Payable due from the Company until July 15, 2013 after which the notes were to be repaid in 24 to 36 equal monthly installments.

On March 27, 2013, and amended thereafter, the Company entered into several debt conversion agreements with the respective holders of $2,374,682 of the long-term debt reflected in table above. Pursuant to the agreements, each lender agreed to convert its outstanding secured promissory note, together with accrued interest thereon into shares of the Company’s common stock, subject to the closing of the Company’s proposed public stock offering, at a conversion price equal to the public offering price. In connection with the closing of the public offering on August 5, 2013, $1,755,570 of these loan amounts plus accrued interest were converted to shares of common stock and warrants and the remainder was repaid.

On March 21, 2013, the Company entered into a Securities Purchase Agreement with Hillair Capital Management L.P. (Hillair), pursuant to which, on March 21, 2013, the Company issued to Hillair a $800,000 16% secured convertible debenture due March 21, 2018. The debenture bore interest at a rate of 16% per year, payable quarterly in cash or shares of common stock at the Company’s option. Commencing on February 1, 2014, the Company was required to redeem a certain amount under the debenture on a periodic basis in an amount equal to $200,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $50,000 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018; payable in cash or common stock at our option subject to certain conditions. The debenture was convertible into shares of our common stock at a conversion price of $4.29 per share, subject to certain conversion price adjustments. In connection with the debenture issuance, the Company also issued to Hillair five-year warrants to purchase 186,480 shares of its common stock at an initial exercise price of $4.72 per share, which was subject to exercise price adjustments for only the first six months. Upon the closing of the public offering, the warrant exercise was reduced to $2.25. The warrants were reflected as a derivative liability on the balance sheet and recorded as a discount against the debenture. See Note 17 for further details. Upon the closing of the public offering on August 5, 2013, the debenture principal and accrued interest was repaid along with an early repayment penalty of $160,000, and the warrant exercise was reduced to $2.25.

On July 15, 2013, the Company entered into a Securities Purchase Agreement with Hillair, pursuant to which the Company issued to Hillair a $200,000 senior secured convertible debenture due March 21, 2018, and (ii) a common stock purchase warrant to purchase up to 38,168 shares of our common stock at an initial exercise price of $5.24 per share, which is subject to exercise price adjustments for the first six months. The warrants may be exercised at any time on or after July 15, 2013 until March 21, 2018. The warrants were reflected as a derivative liability on the balance sheet and recorded as a discount against the debenture. The debenture was convertible into shares of common stock at a conversion price of $5.24 per share, subject to adjustments upon certain events. Interest on the Debenture accrued at the rate of 16% annually and was payable quarterly on February 1, May 1, August 1 and November 1, beginning on August 1, 2013, on any redemption, conversion and at maturity. Interest was payable in cash or at the Company’s option in shares of our common stock, provided certain conditions are met. Commencing on February 1, 2014, the Company would have been obligated to redeem a certain amount under the debenture on a periodic basis in an amount equal to $50,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $12,500 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018. Upon the closing of the public offering on August 5, 2013, the debenture principal and accrued interest was repaid along with an early repayment penalty of $40,000, and the warrant exercise was reduced to $2.25.

Upon closing of the debenture transaction, the Company retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. The Company also issued to Gentry five-year warrants to purchase 20,000 shares of common stock at an exercise price of $4.72 per share. The fair value of these warrants upon grant was calculated as $66,603 and was reflected in the deferred debenture issuance costs. In connections with the issuance of the two debentures the Company incurred issuance costs which totaled $257,691, inclusive of the financial advisor’s warrant discussed above. These costs will be amortized on a straight-line basis over the five year life of the debenture.

The Company used cash from the August 5, 2013 offering for the repurchase and cancellation of the two debentures. As a result of the two debt repayments above, the Company incurred a loss on debt extinguishment of $1,272,296 which also includes $240,637 of unamortized capitalized debt issuance costs and $685,965 of unamortized debt discounts which were written-off.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Capital Lease Obligations

The Company maintains equipment held under capital lease obligations due in monthly installments ranging from $1,419 to $2,049 including interest at rates ranging from 25.15% to 26.71%. The related equipment is collateral to the leases. Final payments are due through September 2015.

	December 31, 2013	December 31, 2012

Total Principal Payments	$41,552	$97,285
Less: Amount Due Within One Year	(24,670)	(57,244)

Amount Due After One Year	$16,882	$40,041

Annual requirements for retirement of the capital lease obligations are as follows:

December 31,	Amount

2014	$31,687
2015	18,445

Total Minimum Lease Payments	$50,132
Less: Amount Representing Interest	(8,580)

Present Value of Minimum Lease Payments	$41,552

The following is a summary of assets held under capital leases:

December 31,	2013	2012

Computers and Software	$30,692	$96,925
Furniture and Equipment	35,083	92,446

	$65,775	189,371
Less: Accumulated Depreciation	(52,275)	(81,190)

Net	$13,500	$108,181

Depreciation expense related to the assets under capital lease amounted to $17,247 and $34,433 for years ended December 31, 2013 and 2012, respectively.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Income Taxes

The Company files U.S. federal and U.S. state tax returns. At December 31, 2013, the Company had unrecognized tax benefits totaling $11,405,522, of which would have a favorable impact on our tax provision (benefit), if recognized.

Pre-tax earnings consisted of the following for the years ended December 31, 2013 and 2012:

December 31,	2013	2012

Total Pre-Tax (Loss) Earnings	$(10,146,228)	$382,838

The provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012

Current Income Tax Provision (Benefit)
Federal – (all related to Gain on Sale of Discontinued Operations)	$—	$19,800
State and Foreign	—	—
State Tax Credit Refund	—	—
Net Change in Liability for Unrecognized Tax Benefits	—	—
	$—	$19,800
Deferred Provision (Benefit)	—	—

Total Provision (Benefit)	$—	$19,800

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Federal Income Tax at Statutory Rate	34.4%	34.0%
State Tax Provision, Net of Federal Benefit	0.5%	3.5%
Foreign Income Taxed at Other Than 34%	(0.2)%	0.0%
Meals and Entertainment	0.0%	1.4%
Stock Compensation Expense	(0.6)%	16.1%
Research and Development Credits	(0.2)%	4.2%
Loss on Derivative Valuation	(12.2)%	0.0%
Debt Discount	(0.2)%	0.0%
Officer’s Life Insurance	0.0%	0.3%
Change in Rate Assumptions	41.0%	(114.5)%
Adjustments to Prior Year Tax Credits	0.7%	(11.6)%

Effective Tax Rate	63.2%	(66.6)%
Change in Valuations Allowance	(63.2)%	77.7%

Net Effective Tax Rate	0.0%	11.1%

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) for the years ended December 31, 2013 and 2012 consist of the following:

	2013	2012

Inventory and Inventory Related Items	$196,871	$234,000
Warranty Reserves	10,845	32,000
Accrued Interest	9,673	152,000
Accrued Services	(1,887)	28,000
Accrued Loss Contingency	—	9,000
Accrued Officer Compensation	111,276	—
Net Operating Loss Carryforwards	9,739,496	2,881,000
Accrued Compensation	—	405,000
Amortization	(143,364)	—
(Gain)Loss on Fixed Assets	100,464	—
Patents Costs and Loss on Abandonment or Sale of Patents	(81,093)	—
Charitable Contributions	2,487	—
Unrealized Gains/Losses	47,049	—
Tax Credit Carryforwards	1,466,429	1,399,000
Depreciation	7,832	11,000

Total Gross Deferred Tax	$11,466,078	$5,151,000
Valuation Allowance — 100%	(11,466,078)	(5,151,000)

Net Deferred Tax	$—	$—

As of December 31, 2013, the Company has available $ 28,395,033 in net operating loss carryforwards which will begin to expire in 2018 if not utilized.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), the Company has no unrecognized tax benefits. By statute, tax years 2010 -2013 are open to examination by the major taxing jurisdictions to which the Company is subject.

Cash paid for income taxes during the years ended December 31, 2013 and December 31, 2012 were $32,533 and $19,012, respectively.

FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, Accounting for Income Taxes), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carry-forwards to the extent we believe we will be able to utilize them in future tax filings.

Note 22 — Preferred Stock

Preferred stock

Shares of undesignated preferred stock may be issued in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred authorized are authorized as of December 31, 2013 and December 31, 2012. There were 0 shares issued or outstanding on December 31, 2013 and 2012. There were no preferred dividends owing as of December 31, 2013 or 2012.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 23 — Stock Warrants

The following table shows the various changes in warrants for the years December 31, 2013 and 2012. A total of 6,551,654 warrants were issued during in 2013, with an aggregate fair value of $9,067,283, see Note 17 for further details. A total of 206,420 warrants were re-priced to $2.25 from $4.72 and 38,168 warrants were re-priced to $2.25 from $5.24 upon the closing of the public offering on August 5, 2013.

	December 31, 2013	December 31, 2012

Warrants Outstanding, Beginning of Year	656,641	867,628
Exercised During the Year	(59,300)	—
Issued During the Year	6,551,654	—
Forfeited During the Year	(1,220)	(210,987)

Warrants Outstanding, End of Year	7,147,775	656,641

The outstanding warrants as of December 31, 2013 expire from December 31, 2014 to August 5, 2018. The weighted average remaining term of the warrants is 4.2 years. The weighted average exercise price is $2.75 per share.

Note 24 — Stock Option Plans

The Company has the following Stock Option Plans (the “Plan”) that allow for the granting of both statutory and incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The exercise price per share subject to an option is determined by the administrator, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant and in the case of a non-statutory stock option must not be less than 100% of the fair market value of a share of our common stock on the date of grant.

	2007 Plan	2009 Plan	Total
Outstanding as of December 31, 2013	79,009	135,509	214,518
Available for future issuance under plan	—	342,420	342,420
Totals authorized by plan	79,009	477,929	556,938

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2013 and 2012:

		Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2011	267,856	$8.87	$0.46 – $ 17.50
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	(75,127)	$0.65	$0.46 – $ 2.17

Outstanding at December 31, 2012	192,729	$10.68	$1.71 – $ 17.50
Granted	45,000	$2.00	$2.00
Exercised	—	$—	$—
Expired or Forfeited	(23,211)	$2.71	$1.94 – $ 17.50
Outstanding at December 31, 2013	214,518	$9.72	$1.71 – $ 17.50

As of December 31, 2013, there were 200,387 options that were fully vested and exercisable at weighted average exercise price of $9.71 per share. The weighted average remaining contractual term on the vested options is 5.6 years.

The unvested balance of 14,131 options as of December 31, 2013, are exercisable at a weighted average exercise price of $9.91 per share. The weighted average remaining contractual term on the vested options is 6.6 years.

The following tables summarize stock option information at December 31, 2013:

Total Options Outstanding
Range of exercise price	Shares	Weighted average remaining life (yrs)	Weighted average exercise price

$1.71 to $2.00	57,723	7.6	$1.94
$7.50 to $11.25	102,637	6.6	$10.67
$15.00 to $17.50	54,158	3.6	$16.23
	214,518	6.1	$9.72

Exercisable Options Outstanding
		Weighted average remaining life	Weighted average
Range of exercise price	Shares	(yrs)	exercise price

$1.71 to $2.00	57,723	7.6	$1.93
$7.50 to $11.25	88,506	5.6	$10.78
$15.00 to 17.50	54,158	3.6	$16.22

	200,387	5.6	$9.71
F-29

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unvested Options Outstanding
		Weighted average	Weighted
		remaining life	average
Range of exercise price	Shares	(yrs)	exercise price

$1.71 to $2.00	—	—	$—
$7.50 to $11.25	14,131	6.6	$9.91
$15.00 to $17.50	—	—	$—

	14,131	6.6	$9.91

The weighted average exercise price of options granted during 2013 was $2.00 with an aggregate value of $81,884.

There were no options granted in 2012.

Cash received from option exercises in 2013 and 2012, amounted to $-0- and $-0-, respectively. All of the shares issued out of common stock.

With respect to any non-qualified stock options and incentive stock options that are exercised and held for less than one year, the Company recognizes a tax benefit upon exercise in an amount equal to the tax effect of the difference between the option price and the fair market value of the common stock on the exercise date.

The table below summarizes the impact of outstanding stock options on the results of operations for the years ended December 31, 2013 and 2012:

December 31,	2013	2012

Stock-Based Compensation Expense:
Stock Options	$159,272	$172,233
Income Tax Benefit	—	—

Net Decrease in Net Income	$159,272	$172,233

Decrease in Earnings Per Share:
Basic	$0.027	$0.049
Diluted	$0.027	$0.048

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

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2013 and 2012 and their estimated value:

December 31,	2013	2012
Assumptions for Black-Scholes:
Expected term in years	10.0		—
Volatility	128.80%		—
Risk-free interest rate	2.81%		—
Expected annual dividends	None		None

Value of options granted:
Number of options granted	45,000		—
Weighted average fair value/share	$2.00	$	N/A
Fair value of options granted	$81,884	$	N/A

FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $89,217 as of December 31, 2013, relating to a total of 14,131 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.1 years.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 25 — Commitments

The Company leases office and manufacturing space under operating leases that expires on September 30, 2014. It requires monthly payments of $4,200 plus insurance, taxes and common charges.

Rent expense for the years ended December 31, 2013 and 2012 totaled $104,766 and $176,830, respectively.

Future minimum payments required under operating lease obligations as of December 31, 2013 were as follows:

Total Minimum
2014	Lease Payments

$45,670	$45,670

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Note 26 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 27 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 28 — Concentrations

For 2013 and 2012, one customer accounted for approximately -0-% and 10% of sales, respectively. The sales to this customer were part of the discontinued operations referred to in Note 4. Sales to the U.S. government accounted for approximately 17% and 11%, respectively. Portions of these government sales were part of discontinued operations.

Accounts receivable from the U.S. government accounted for 79%, and 0% of accounts receivable at December 31, 2013 and 2012, respectively.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 29 — Related Party Transactions

During 2013, $-0- and $ 199,476 of revenues and purchases, respectively were derived from a minority stockholder (less than 5%) of the Company who also represented $-0- of the accounts receivable balance and $90,818 of the accounts payable balance at December 31, 2013.

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

Included in long-term debt as of December 31, 2012 and during half of 2013 were two notes payable to an officer of the Company. Pursuant to a debt conversion agreement, in connection with the closing of the public offering on August 5, 2013, these note amounts plus accrued interest were converted into shares of common stock based on the offering price of $2.00 per share and warrants exercisable at $2.25 per share. Interest expense related to the note payable amounted to $32,507 for the period it was outstanding in 2013 and $32,507 for the years ended December 31, 2012. Total accrued interest on the note payable was $213,795 as of December 31, 2012. See Note 14 and 19 for details.

The Company has accrued compensation owed to two officers of the Company. On March 27, 2013, the Company entered into a deferred compensation deferral and conversion option agreements with these two officers, which agreements were subject to the closing of the Company’s public stock offering and which agreements were effective upon such closing on August 5, 2013. Pursuant to those agreements the officers converted in connection with the closing of the public offering on August 5, 2013 a total of $1,126,763 of their deferred compensation amounts plus accrued interest totaling $515,806 into shares of the Company’s common stock based on the offering price of $2.00 per share and warrants exercisable at $2.25 per share. See Note 19 for details. Interest expense related to accrued current and long-term accrued compensation amounts to $107,209 and $107,209 for the years ended December 31, 2013 and 2012, respectively. Total current and long-term accrued interest on the accrued compensation was $-0- as of December 31, 2013 and $446,532 as of December 31, 2012. See Note 18 for details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9 day of April, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	April 9, 2014
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer, Executive Vice-	April 9, 2014
Grant Russell	President and Director (Principal Financial and
Accounting Officer)

/s/ William Lee	Director	April 9, 2014
William Lee

/s/ Michael Scott	Director	April 9, 2014
Michael Scott

/s/ Alexander Ruckdaeschel	Director	April 9, 2014
Alexander Ruckdaeschel

Exhibit Index

2.1 (15)	Asset Purchase Agreement, dated as June 15, 2012, by and between the registrant and TDG Acquisition Company LLC

3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
3.2(17)	Amendment to Amended and Restated Certificate of Incorporation
4.1(3)	Specimen certificate evidencing shares of common stock
4.2(3)	Specimen common stock purchase warrant
4.3(5)	Form of Warrant Indenture between the registrant and Computershare Trust Company of Canada Certain instruments defining the rights of the holders of long-term debt of the registrant, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the registrant and its subsidiary on a consolidated basis, have not been filed as exhibits. The registrant hereby agrees to furnish a copy of any of these agreements to the Commission upon request
4.4(6)	Common Stock Purchase Warrant dated as of May 21, 2010 issued by the registrant to Kopin Corporation
4.5(7)	Common Stock Purchase Warrant dated as of October 21, 2010 issued by the registrant to Kopin Corporation
4.6 (22)	Form of Warrant
10.1(1)	2007 Amended and Restated Stock Option Plan
10.2(1)	2009 Stock Option Plan
10.3(2)	Form of Option Agreement under 2009 Stock Plan
10.4(1)	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.5(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10.6(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.7(2)†	Technology Purchase and Royalty Agreement dated as of December 23, 2005 between the registrant and New Light Industries, Ltd.
10.8(1)	Warrant to purchase common stock dated as of December 23, 2005 issued by the registrant to New Light Industries, Ltd.
10.9(1)	Rights Agreement dated as of December 23, 2005 by and between the registrant and New Light Industries, Ltd.
10.10(1)	Demand Note in the original principal amount of $247,690.92 by the registrant to the order of Paul J. Travers
10.11(1)	Loan Agreement dated as of October 2008 by and between the registrant and Paul J. Travers
10.12(2)	Promissory Note dated as of October 2008 by the registrant to the order of Paul J. Travers
10.13(6)	Revolving Line of Trade Credit Agreement dated as of May 21, 2010 by and between the registrant and Kopin Corporation
10.14(6)	Security Agreement dated as of May 21, 2010 by and between the Company and Kopin Corporation
10.15(7)	Amendment to Revolving Line of Trade Credit Agreement dated as of October 8, 2010 by and between the registrant and Kopin Corporation
10.16(8)	Convertible Loan and Security Agreement, dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10.17(8)	Intellectual Property Security Agreement dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10.18(8)	Warrant to Purchase Stock dated December 23, 2010 issued by the Vuzix Corporation to LC Capital Master Fund Ltd.
10.19(8)	Convertible Promissory Note issued by the registrant to LC Capital Master Fund Ltd.
10.20(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Kopin Corporation

10.21(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Vast Technologies Inc.
10.22(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Paul J. Travers
10.23(9)	Letter Agreement dated as of December 23, 2010 by and between the registrant and John Burtis
10.24(9)	Warrant issued by the registrant to Vast Technologies Inc. entitling Vast to purchase up to 1,662,274 shares of Common Stock at an exercise price of $.09965 per share
10.25 (23)	Warrant issued by the registrant to Kopin Corporation
10.26(9)	Warrant issued by the registrant to Paul J. Travers
10.27(9)	Warrant issued by the registrant to John Burtis
10.28(18)	Loan and Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.29(18)	Intellectual Property Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.30(18)	Intercreditor Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.31(18)	Subordination Agreement dated as of March 21, 2011 by and between Kopin Corporation and Bridge Bank National Association
10.32(18)	Subordination Agreement dated as of March 21, 2011 by and between Vast Corporation and Bridge Bank National Association
10.33(18)	Subordination Agreement dated as of March 21, 2011 by and between Paul J. Travers and John Burtis, on the one hand, and Bridge Bank National Association on the other hand
10.34(10)	Supplemental Agreement, dated as of December 8, 2011, by and between the registrant and LC Capital Master Fund Ltd.
10.35(11)	Second Supplement Agreement, dated as of January 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.36(12)	Third Supplemental Agreement, dated as of February 23, 2012 by and between the registrant and LC Capital Master Fund Ltd.
10.37(13)	Fourth Supplemental Agreement, dated as of March 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.38 (14)	Promissory Note and Security Agreement, dated as of May 19, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.39 (15)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.40 (15)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.41 (15)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.42 (15)	Kopin Loan Modification Agreement dated as June 15, 2012, by and among the Company, Kopin Corporation, TDG Acquisition Company LLC and Chu, Ring & Hazel, LLP
10.43 (15)	LC Master Fund Loan Modification Agreement, dated as June 15, 2012, by and between the Company and LC Master Fund, LLC
10.44 (16)	Amended and Restated Convertible Loan and Security Agreement, dated as of June 15, 2012, by and between the Company and LC Capital Master Fund Ltd.
10.45 (16)	Convertible Promissory Note, dated as of June 15, 2012, in the principal amount of $619,122 issued by the Company in favor of LC Capital Master Fund Ltd.
10.46 (19)	Securities Purchase Agreement, dated as of March 21,2013, by and between the registrant and Hillair Capital Investments L.P.
10.47 (19)	16% Senior Secured Convertible Debenture, dated as of March 27,2013, issued to Hillair Capital Investments L.P.
10.48 (19)	Security Agreement, dated as of March 27,2013, by and between the registrant, subsidiaries of the registrant and Hillair Capital Investments L.P.

10.49 (19)	Subsidiary Guarantee, dated as of March 21,2013, by and between the guarantors named therein in favor of Hillair Capital Investments L.P.
10.50 (19)	Common Stock Purchase Warrant, dated as of March 27,2013, issued to Hillair Capital Investments L.P.
10.51 (19)	Pledge and Security Agreement, dated as of March 27,2013, by and between the registrant, Travers Family LLC, Paul Travers, and Hillair Capital Investments L.P.
10.52 (19)	Form of Subordination Agreement
10.53 (20)	Debt Conversion Agreement by and between the registrant and Paul Travers
10.54 (20)	Debt Conversion Agreement by and between the registrant and Vast Technologies
10.55 (20)	Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.56 (20)	Conversion/Exchange Agreement by and between the registrant and LC Capital Master Fund Ltd
10.57 (20)	Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.58 (20)	Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.59 (20)	Amendment to Debt Conversion Agreement by and between the registrant and Vast Technologies, Inc.
10.60 (20)	Amendment to Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.61 (20)	Amendment to Debt Conversion Agreement by and between the registrant and Paul Travers
10.62 (24)	Amendment No. 2 to Debt Conversion Agreement by and between the registrant and Paul Travers
10.63 (24)	Amendment No.2 to Debt Conversion Agreement by and between the registrant and Vast Technologies
10.64 (24)	Amendment No.2 to Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.65 (24)	Amendment to Conversion/Exchange Agreement by and between the registrant and LC Capital Master Fund Ltd
10.66 (24)	Amendment to Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.67 (24)	Amendment to Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.68 (21)	Securities Purchase Agreement, dated July 15, 2013 (21)
10.69 (21)	16% Senior Secured Convertible Debenture due March 21, 2018 (21)
10.70 (21)	Common Stock Warrant, dated July 15, 2013 (21)
10.71 (22)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Vast Technologies, Inc.
10.72 (25)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Kopin Corporation
10.73 (22)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Paul Travers
10.74 (22)	Amendment No. 2 to Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.75 (22)	Amendment No. 2 to Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
21 .1 (23)	Subsidiaries
31.1	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Section 1350 CEO Certification
32.2	Section 1350 CFO Certification
101	The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

†	Confidential treatment granted as to certain portions.

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on July 2, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-1 filed November 10, 2009 and incorporated herein by reference.

(4)	Filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-1 filed November 27, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit to Amendment No. 6 to the Registration Statement on Form S-1 filed December 7, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 2, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed October 27, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.

(9)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.

(10)	Filed as an exhibit to the Current Report on Form 8-K filed December 19, 2011 and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K filed January 27, 2012 and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed February 29, 2012 and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed May 24, 2012 and incorporated herein by reference.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed July 3, 2012 and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K filed February 6, 2013 and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed March 25, 2011 and incorporated herein by reference.

(19)	Filed as an exhibit to the Current Report on Form 8-K filed March 27, 2013 and incorporated herein by reference.

(20)	Filed as an exhibit to the Current Report on Form 8-K filed April 2, 2013 and incorporated herein by reference.

(21)	Filed as an exhibit to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.

(22)	Filed as an exhibit to the S-1/A filed July 29, 2013 and incorporated herein by reference.

(23)	Filed as an exhibit to the S-1 filed December 21, 2012 and incorporated herein by reference.

(24)	Filed as an exhibit to the S-1/A filed June 10, 2013 and incorporated herein by reference.

(25)	Filed as an exhibit to the S-1/A filed July 30, 2013 and incorporated herein by reference.

