Form 10-Q
period 2014-03-31
Vuzix Corp
filed 2014-05-15
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35955

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

As of May 15, 2014, there were 10,302,641 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONDENDSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$271,812	$310,140
Accounts Receivable, Net	187,790	214,920
Inventories (Note 4)	1,035,674	953,627
Prepaid Expenses and Other Assets	64,910	200,936

Total Current Assets	1,560,186	1,679,623
Tooling and Equipment, Net	415,805	446,329
Patents and Trademarks, Net	494,741	495,608
Software Development, Net	521,146	240,561

Total Assets	$2,991,878	$2,862,121

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable	$2,273,853	$2,420,571
Notes Payable (Note 5)	231,444	278,467
Current Portion of Long-term Debt, net of discount (Note 9)	99,320	99,320
Current Portion of Capital Leases	21,881	24,670
Customer Deposits (Note 6)	98,368	170,777
Accrued Interest	44,546	36,935
Accrued Expenses (Note 7)	540,564	554,264
Income and Other Taxes Payable	86,529	75,851

Total Current Liabilities	3,396,505	3,660,855

Long-Term Liabilities
Long Term Derivative Liability (Note 8)	8,363,751	12,035,816
Long Term Portion of Term Debt, net of discount (Note 9)	168,342	170,496
Long Term Portion of Capital Leases	11,629	16,882
Long Term Portion of Accrued Interest	14,462	16,365

Total Long-Term Liabilities	8,558,184	12,239,559

Total Liabilities	11,954,689	15,900,414

Stockholders’ Equity (Deficit)
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 700,000,000 Shares Authorized; 10,240,745 Shares Issued and Outstanding March 31, 2014 and 9,600,453 Shares Issued and Outstanding on December 31, 2013	10,241	9,600
Additional Paid-in Capital	25,807,574	23,244,639
Accumulated (Deficit)	(34,780,626)	(36,292,532)

Total Stockholders’ Equity (Deficit)	(8,962,811)	(13,038,293)

Total Liabilities and Stockholders’ Deficit	$2,991,878	$2,862,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended March 31,
	2014	2013

Sales of Products	$649,418	$608,661
Sales of Engineering Services	149,000	130,523

Total Sales	798,418	739,184

Cost of Sales — Products	390,649	282,013
Cost of Sales — Engineering Services	59,600	55,374

Total Cost of Sales	450,249	337,387

Gross Profit	348,169	401,797
Operating Expenses:
Research and Development	397,422	317,695
Selling and Marketing	364,555	274,743
General and Administrative	479,637	416,686
Depreciation and Amortization	99,705	98,348

Total Operating Expenses	1,341,319	1,107,472
(Loss) from Operations	(993,150)	(705,675)

Other Income (Expense)
Other Taxes	(21,442)	(13,696)
Foreign Exchange Gain (Loss)	(3,951)	(13,070)
Gain (Loss) on Derivative Valuation	2,575,262	(14,287)
Amortization of Term Debt Discount	(6,326)	(9,728)
Interest Expense	(38,487)	(179,842)

Total Other Income (Expense)	2,505,056	(230,623)

Income (Loss) Before Provision for Income Taxes	1,511,906	(936,298)
Provision (Benefit) for Income Taxes	—	—

Net Income (Loss)	$1,511,906	$(936,298)

Earnings (Loss) per Share (Note 3)
Basic	$0.15	$(0.26)
Diluted	$0.13	$(0.26)
Weighted-average Shares Outstanding:
Basic	9,972,105	3,536,865
Diluted	11,517,104	3,536,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Cash Flows from Operating Activities
Net Income (Loss)	$1,511,906	$(936,298)
Non-Cash Adjustments
Depreciation and Amortization	99,705	98,348
Impairment of Patents and Trademarks	—	—
Stock-Based Compensation Expense	19,347	19,347
Amortization of Term Debt Discount	6,326	9,728
Amortization of Debt Issuance Costs	—	1,244
(Gain) Loss on Derivative Valuation	(2,575,262)	14,287
(Increase) Decrease in Operating Assets
Accounts Receivable	27,130	(53,520)
Inventories	(82,047)	38,240
Deferred Offering Costs	—	(43,069)
Prepaid Expenses and Other Assets	136,026	20,757
Increase (Decrease) in Operating Liabilities
Accounts Payable	(146,719)	304,913
Accrued Expenses	(13,700)	8,318
Customer Deposits	(72,409)	(3,678)
Income Taxes Payable	10,678	2,942
Accrued Compensation	—	129,422
Accrued Interest	5,708	130,016

Net Cash Flows (Used in) Provided by From Operating Activities	(1,073,311)	(259,003)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(57,009)	(9,051)
Investments in Software	(280,585)	—
Investments in Patents and Trademarks	(11,305)	(18,121)

Net Cash (Used in ) Provided by From in Investing Activities	(348,899)	(27,172)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	1,447,425	—
Repayment of Capital Leases	(8,042)	(18,371)
Repayment of Long-Term Debt and Notes Payable	(55,501)	(119,447)
Proceeds from Senior Convertible Debt	—	800,000
Issuance Costs on Senior Convertible Debt	—	(160,439)
Proceeds from Notes Payable	—	250,304

Net Cash Flows (Used in) Provided by Financing Activities	1,383,882	752,047

Net Increase (Decrease) in Cash and Cash Equivalents	(38,328)	465,872
Cash and Cash Equivalents — Beginning of Period	310,140	66,554

Cash and Cash Equivalents — End of Period	$271,812	$532,426

Supplemental Disclosures
Interest Paid	32,779	49,826
Income Taxes Paid	10,764	10,754
Discount on senior convertible debenture attributed to warrants	—	621,012
Warrants granted for senior convertible debenture issuance costs	—	66,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2013 was derived from the audited Consolidated Financial Statements in Form 10-K.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2013, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on our consolidated financial statements for the years ended December 31, 2013 and 2012 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The net operating loss for the first quarter of 2014 was $993,150. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The Company incurred annual net losses from its continuing operations of $10,146,228 in 2013 and $4,747,387 in 2012, and has an accumulated deficit of $34,780,626 as of March 31, 2014. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. As at March 31, 2014 the Company had a working capital deficit of $1,836,319.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, the sales of equity securities and the sale of assets.

Since the closing of the Company’s public stock offering on August 5, 2013 and the related debt conversions and repayments, the Company has had the financial resources to better execute on its business plans and reduced the doubt about its ability to continue as a going concern. However the Company’s continued operating losses and large composition of past due accounts payable continue to affect the efficient operations of the Company and slow new product development.

During the first quarter of 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 exercised for cash warrants for the purchase of 643,300 shares of common stock and the Company received proceeds of $1,447,425 from such warrant exercises. These warrant exercise proceeds will contribute to helping the Company fund and implement its current 2014 operating plan.

The Company’s cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent the Company has sufficient operating funds, it expects to carefully devote capital resources to the development of new products and to continue its waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal uses of cash. The Company must grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 3 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of any convertible debt. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported net income for the three months ended March 31, 2014, a total of 1,544,999 additional shares have been included for these diluted calculations.

Note 4 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Purchased Parts and Components	$1,135,446	$1,094,250
Work in Process	135,913	153,065
Finished Goods	463,810	280,279
Less: Reserve for Obsolescence	(699,495)	(573,967)

Net	$1,035,674	$953,627

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 5 – Notes Payable

Notes payable represent promissory notes payable by the Company.

	March 31, 2014	December 31, 2013

Note payable to officers and shareholders of the Company. Blended payments of accrued interest and principal are being made to repay these notes by December 31, 2014. The notes are payable on demand, bear interest at 18.5% and secured by all the assets of the Company.	$201,518	$229,787
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note is to be repaid in 12 blended monthly payments of $5,645.	26,700	37,383
Note payable to an officer of the Company due on December 31, 2013. The note bears interest at 7.49% and monthly principal payments of $2,691 plus accrued interest are required. The note is secured by all the assets of the Company.	3,226	11,297

Total	$231,444	$278,467

Note 6 — Customer Deposits

Customer deposits represents money the Company received in advance of providing a product or engineering services to a customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of their order. These deposit amounts include deferred revenue against unfulfilled deliverables of multiple-element products, including unspecified post-delivery support and software updates. Included in Customer Deposits is Unearned Revenue of $52,217 as of March 31, 2014 as compared to $39,700 as of December 31, 2013.

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013

Accrued Wages and Related Costs	$73,845	$91,385
Accrued Compensation	409,517	360,670
Accrued Professional Services	25,000	69,500
Accrued Warranty Obligations	29,293	31,619
Other Accrued Expenses	2,909	1,090

Total	$540,564	$554,264

Included in the above accrued compensation are amount owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $409,517 as of March 31, 2014 and $360,670 as of December 31, 2013.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2014 were as follows:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accrued Warranty Obligations at December 31, 2013	$31,619
Reductions for Settling Warranties	(26,672)
Warranties Issued During Period	24,346

Accrued Warranty Obligations at March 31, 2014	$29,293

Note 8 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013 and convertible senior secured debentures issued in 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at their issuance date and subsequently remeasured the liability on December 31, 2013 to $12,035,816.

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at March 31, 2014 a total of 5,279,988 warrants were outstanding that contained a full-ratchet anti-dilution provision. The total derivative liability was revalued to $8,363,751 based on the closing price of our common stock as of March 31, 2014, resulting in a gain of $2,575,262 on the derivative’s valuation for the 3 months ending March 31, 2014 versus a loss of $14,287 for the same period in 2013.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2014:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Derivative Liability	8,363,751	—	—	8,363,751
Total liabilities measured at fair value (Long-Term)	$8,363,751	$—	$—	$8,363,751

	3 Months Ended March 31, 2014	Year Ended December 31, 2013
Fair value – beginning of period	$12,035,816	$—
Warrants issue during period	—	9,067,282
Reclassification (reset expiration) of warrant liabilities to Additional Paid-in Capital	(117,010)	(526,245)
Reclassification of warrant exercises to Additional Paid-in Capital	(979,793)	(80,500)
Change in fair value for the period	(2,575,262)	3,575,278

Fair value – end of period	$8,363,751	$12,035,816

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For period ending March 31, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants issued during this period. The following summary table shows the assumptions used to compute the fair value of the warrants when granted at issuance and as of March 31, 2014:

March 31, 2014
Assumptions for Pricing Model:
Expected term in years	3.96 to 4.55
Volatility range for years 1 to 5	55 to 143%
Risk-free interest rate	1.46 to 1.73%
Expected annual dividends	None

Value of warrants issued:
Fair value of warrants	$8,363,751

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	256,727 (65,376)	256,727 (71,701)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	76,311	84,790

	$267,662	$269,816
Less: Amount Due Within One Year	(99,320)	(99,320)

Amount Due After One Year	$168,342	$170,496

The aggregate maturities for all long-term borrowings as of March 31, 2014 are as follows:

2014	2015	2016	2017	Thereafter	Total

$99,320	$100,064	$68,278	$—	$—	$267,662

Note 10 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

At December 31, 2013, the Company had unrecognized tax benefits totaling $11,405,522, which would have a favorable impact on the Company’s provision (benefit), if recognized.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the three months ended March 31, 2014 and 2013, the Company generated federal and state net operating income for income tax purposes before the assumed offset against the Company’s net operating loss carry forwards. These federal and state net operating loss carry forwards total approximately $28,395,033 at March 31, 2014 and begin to expire in 2018, if not utilized.

Note 11 — Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2014 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2013	7,147,775
Exercised During the Period	(665,000)
Issued During the Period	—
Expired During the Period	(57,668)

Warrants Outstanding, March 31, 2014	6,425,107

The outstanding warrants as of March 31, 2014 expire from May 21, 2015 to August 5, 2018. The weighted average remaining term of the warrants is 4.0 years. The weighted average exercise price is $2.74 per share.

Note 12 — Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2014 is as follows:

Weighted
Average
	Number of	Exercise	Exercise Price
	Shares	Price	Range

Outstanding at December 31, 2013	214,518	$9.72	$1.71 – $ 17.50
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	—	$—	$—

Outstanding at March 31, 2014	214,518	$9.72	$1.71 – $ 17.50

As of March 31, 2014, there were 206,791 options that were fully vested and exercisable at a weighted average exercise price of $9.68 per share. The weighted average remaining contractual term on the vested options is 5.6 years.

As of March 31, 2014 there were 7,727 unvested options exercisable at a weighted average exercise price of $10.82 per share. The weighted average remaining contractual term on the unvested options is 6.4 years.

No cash was received from option exercises for the three months ended March 31, 2014 and 2013.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and three months ended March 31, 2014 and 2013:

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	March 31, 2014	March 31, 2013

Stock-based compensation expense:
Stock Options	$19,347	$19,347
Income tax benefit	—	—
Net Increase in Net Loss	$19,347	$19,347

Per share decrease in Income or increase in Loss Per Share:
Basic	$0.0019	$0.0055
Diluted	$0.0017	$0.0055

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2014, the Company had approximately $69,871 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 0.8 years.

Note 13 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 14 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2014. The Company’s total contractual payment obligations for operating leases as of March 31, 2014 total $33,510.

Note 15 — Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this interim report and in our annual report on Form 10-K for the year ended December 31, 2013. As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix” “management,” “we,” “our,” and “us” refer to Vuzix Corporation and its subsidiary.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments and embedded derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our accounting policies for the three month period ended March 31, 2014.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), smart glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. In the 4th quarter of 2013, we started commercially shipping and selling smart glasses, a new category of Video Eyewear that has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

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

Results of Operations

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Sales.   Our sales were $798,418 for the quarter ending March 31, 2014 compared to $739,184 for the same period in 2013. This represents a 8% increase for the three month period ending March 31, 2014 as compared to 2013. Product sales were $649,418 or 81% of total sales for the first quarter of 2014 as compared to $608,661 or 82% of our total sales for same period in 2013, a increase of $40,757 or 7%. The increase was primarily attributable to our new product introductions, especially the M100. Sales from our engineering programs for the first quarter of 2014, increased to $149,000 or 19% of total sales compared to $130,523 or 18% of total sales in the same quarter 2013. The major reason for the increase was commencement of a new Navy waveguide development program during the first quarter of 2014.

Cost of Sales and Gross Profit.    Gross profit decreased to $348,169 for the first quarter of 2014 from $401,797 for the same period in 2013, a decrease of $53,628 or 13%. As a percentage of net sales, gross profit decreased to 44% for the first quarter of 2014 compared to 54% for the same period in 2013. This decrease was primarily the result of a change in our overall sales mix, with higher margin AR Video Eyewear models being a smaller percentage of overall sales, and lower margins earned on the engineering services program.

Research and Development.   Our research and development expenses increased by $79,727 or 25% in the first quarter of 2014, to $397,422 compared to $317,695 in the same period of 2013. The increase in spending was a direct result of higher research costs and external engineering and consulting services.

Selling and Marketing.   Selling and marketing expenses were $364,555 for the first quarter of 2014 compared to $274,743 for the same period in 2013, an increase of $89,812 or 33%. The increases were primarily attributable to higher personnel salary costs, travel, public relations consultants and trade show costs, all related to the business development activities targeted at developers and enterprise customers of our new M100 products.

General and Administrative.   General and administrative expenses were $479,637 for the first quarter of 2014 as compared to $416,686 for the same period in 2013, a increase of $62,951 or 15%. The overall increase in general and administrative costs reflects increased travel, investor relations, and IT costs.

Depreciation and Amortization.   Our depreciation and amortization expense for the first quarter of 2014 was $99,705 as compared to $98,348 in the same period in 2013, an increase of $1,357 or 1.4%.

Other Income (Expense).   Total other income was $2,505,056 in the first quarter of 2014 compared to an expense of $230,623 in the same period in 2013, an increase of $2,735,679. The income was primarily the result of a gain of $2,575,262 on the derivative liability valuation mark-to-market revaluation for the 2014 period versus a loss of $14,287 for the same period in 2013. Interest expense for the 2014 period decreased to $38,487 as compared to $179,842 for the same period 2013 as a result of the reduction in interest paying debt owed by the Company for the 2014 period as compared to its higher outstanding debts in first quarter of 2013. The provision for other taxes for 2014 was $21,442 compared to $13,696 for 2013. These other taxes are primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which increased substantially due to the reverse stock split effected in February 2013.

Provision for Income Taxes. There were no provisions for income taxes in 2014 or 2013 for the respective quarterly periods ending March 31st. The reported income for 2014 is fully offset by the Company’s large loss carry-forwards for tax purposes.

Net Loss and Loss per Share.   Our net income was $1,511,906 or $0.15 basic per share in the quarter ending March 31, 2014, compared to a net loss of $936,298 or $0.26 loss per share for the same period in 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $271,812, a decrease of $38,328 from $310,140 as of December 31, 2013.

At March 31, 2014 we had current liabilities of $3,396,505 compared to current assets of $1,560,186 which resulted in a negative working capital position of $1,836,319. At December 31, 2013, we had current liabilities of $3,660,855 compared to current assets of $1,679,623 which resulted in a negative working capital position of $1,981,232. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $1,073,311 of cash for operating activities for the three months ending March 31, 2014 and $259,003 in the same period in 2013. Changes in non-cash operating assets and liabilities were $135,333 for the three months ending March 31, 2014 and $534,341 in the same period in 2013. The major non-cash operating items for the three months ending March 31, 2014 resulted from a $146,719 decrease in accounts payable and a $136,026 decrease in prepaid expenses and a $82,047 increase in inventory. The major non-cash operating items for the three month period ending March 31, 2013 were a $304,913 increase in accounts payable, a $130,016 increase in accrued interest, and $129,422 in accrued compensation.

Investing Activities.   Cash used in investing activities was $348,899 for the three months ending March 31, 2014 as compared to $27,172 in the same period in 2013. During the first quarter of 2014, $57,009 was used primarily for the purchase of manufacturing equipment and mold tooling, as compared to spending of $9,051 for the same period in 2013, primarily for computer equipment additions. During the first quarter of 2014, a total of $280,585 in software development costs related to our M100 product was capitalized, versus $-0- for the same period in 2013 when no amounts were capitalized. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $11,305 in the three month period ending March 31, 2014 and $18,121 in the same period in 2013.

Financing Activities.   Cash provided by financing activities was $1,383,882 for the three months ending March 31, 2014, whereas in the same period in 2013, our net financing activities provided $752,047. During the three month period ending March 31, 2014, the primary source of cash were the proceeds of $1,447,525 from warrant exercises, less payments on notes and capital leases of $63,543. During the three month period ending March 31, 2013, the primary source of cash were proceeds of $800,000 from the sale of a convertible debenture less issuance costs of $160,439 and $250,304 from the sale of notes payable.

Capital Resources.   As of March 31, 2014, we had a cash balance of $271,812. The outstanding balance under our line of credit as of March 31, 2014 was $-0-, the same amount as of December 31, 2013. We anticipate that to meet our working capital needs, we will need to negotiate a new and larger operating credit facility with a bank or seek alternative sources for an operating loan.

During the three months ending March 31, 2014 and the years ended December 31, 2013 and 2012, we have has been unable to generate cash flow from operations sufficient to support our business and have been dependent on equity financings, term debt financings, and asset sales. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future.

Our independent auditors issued a going concern paragraph in their report for the years ended December 31, 2013 and 2012. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. As a result of our current level of funding and ongoing losses from operations, substantial doubt exists about our ability to continue as a going concern.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to the development of our new products and to continue our waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal uses of our cash.

We have previously attracted funding in the form of term debt, short term notes, a bank line of credit and most recently a public offering of shares of common stock and warrants. However, there can be no assurance that we will be able to raise capital in the future or that if we raise additional capital it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

We also rely on credit lines from key suppliers and customer deposits in managing liquidity. Several of our key vendors are currently extending us extended credit terms. As a result, if our trade creditors were to impose unfavorable terms or customers decline to make advance deposits for their orders, our ability to obtain products and services on acceptable terms, produce products and operate our business would be negatively impacted.

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

The August 5, 2013 successful closing of the Company’s public stock offering and the conversion of debts and accrued interest into common stock in connection therewith significantly improved the financial position of the Company and reduced the doubt about our ability to continue as a going concern. However the Company’s continued operating losses and large composition of past due accounts payable continues to affect the efficient operations of the Company and slows new product development. Further new products incorporating our waveguide optics and HD resolution Video Eyewear products may be delayed as a result. The Company must grow its business to become profitable and self-sustaining on a cash flow basis in 2014 or we will be required to raise new capital.

During the first quarter of 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 exercised for cash warrants for the purchase of 643,300 shares of common stock and the Company received proceeds of $1,447,425 from such warrant exercises. These warrant exercise proceeds are helping the Company fund and implement its current 2014 operating plan.

The introduction of the M100 Smart Glasses has been slower than originally anticipated with tooled product shipments not occurring until December 2013. M100 sales have been ramping month-over-month throughout the first quarter of 2014. Additionally during the first quarter of 2014, we have been focused on expanding the number of M100 applications developers, including new industry leading firms, and have seen growing customer interest and purchases of our M100 Smart Glasses by major corporate entities in varied markets including: Transportation, Retail, Wireless Telecommunications, Refiners, Medical, Manufacturing, Warehousing, Airline, and Automotive. We have also been investing in refining the M100 mechanically as well as developing an entirely new version of its embedded operating system. This new OS version, still based on Android ICS, is adding voice recognition, hand gesture interface controls, and an entirely new look and feel. Multi-language support is also being added as well support for non-Android smart phones. Mechanically we have improved the push button sensitivity, relocated the gesture sensor and will be providing new eyeglass temple mounting options, all based on customer feedback. We believe these improvements will be well-received in our markets and contribute to the continued growth of M100 product sales in 2014.

During the first quarter of 2014 we decided to retool our M2000AR waveguide based HD monocular display to reduce its manufacturing cost and weight as well as implement the latest version of our waveguide optics. We re-launched the product in early May 2014, with significantly improved optical performance and user experience.

Our new V720 Video Headphones won a CES Innovations award in January 2014 award and all our public demonstration of our early prototypes have been well-received by wearers. We believe this HD product, which we expect to release in late 2014, will have significant appeal to consumers all over the world for video viewing and game playing applications.

On February 26, 2014 we announced we had been awarded the remaining ~$75,000 Phase I Option and a ~$680,000 Phase II, Small Business Innovation Research (SBIR) award from the Office of Naval Research. These programs require us to develop thin see- through waveguide based optics and display engines fitted in a pair of goggles to superimpose computer generated information on an individual's view of the real world. The delivered system will be based on our advanced optical waveguide version of our see-through optics technology that enables high definition (HD) displays to be incorporated into very thin lenses similar to normal eyeglasses. We anticipate we will complete this development work before the end of 2014 and the resulting waveguide improvements can be applied to our industrial and consumer products.

Continued increases in our product sales will be important steps to achieving cash-flow positive operations. We are now effectively selling all new products as compared to our products offerings last year. However, if these products are not successful we will have to raise additional capital to maintain operations and/or materially reduce our operating costs.

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

The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These important factors include our financial performance and the other important factors set forth in our annual report on Form 10-K for the year ended December 31, 2013 and in other filings with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2013 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause our actual results to differ materially from our anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2013 annual report. We caution readers to carefully consider such factors. Many of these factors are beyond our control. In addition, any forward-looking statements represent our estimates only as of the date they are made, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, except as may be required under applicable securities laws, we specifically disclaim any obligation to do so, even if our estimates change.

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

As reported in our 2013 Annual Report on Form 10-K (the "2013 Form 10-K"), as of December 31, 2013, our management identified material weaknesses in our internal control over financial reporting that have a direct impact on our financial reporting. Due to these material weaknesses in internal control over financial reporting, our management concluded in our 2013 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2013.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of March 31, 2014, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2014 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2013, we determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of March 31, 2014:

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

Changes in internal control over financial reporting

During the three months ended March 31, 2014, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013. There have been no material changes from those risk factors.The risks discussed in our 2013 annual report could materially affect our business, financial condition and future results.

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

VUZIX CORPORATION

Date: May 15, 2014	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

