Form 10-Q
period 2014-06-30
Vuzix Corp
filed 2014-08-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 14, 2014, there were 10,563,196 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$1,971,311	$310,140
Accounts Receivable, Net	166,137	214,920
Inventories (Note 4)	916,826	953,627
Prepaid Expenses and Other Assets	60,736	200,936

Total Current Assets	3,115,010	1,679,623
Tooling and Equipment, Net	353,641	446,329
Patents and Trademarks, Net	514,593	495,608
Software Development Costs, Net	722,758	240,561
Debt Issuance Costs, Net	134,685	—

Total Assets	$4,840,687	$2,862,121

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts Payable	$2,092,915	$2,420,571
Notes Payable (Note 5)	159,986	278,467
Current Portion of Long-term Debt, net of discount (Note 9)	98,106	99,320
Current Portion of Capital Leases	20,372	24,670
Customer Deposits (Note 6)	67,106	170,777
Accrued Interest	54,506	36,935
Accrued Expenses (Note 7)	582,691	554,264
Income and Other Taxes Payable	38,800	75,851

Total Current Liabilities	3,114,482	3,660,855

Long-Term Liabilities
Long Term Derivative Liability (Note 8)	8,961,351	12,035,816
Long Term Portion of Term Debt, net of discount (Note 9)	1,207,794	170,496
Long Term Portion of Capital Leases	6,009	16,882
Long Term Portion of Accrued Interest	23,307	16,365

Total Long-Term Liabilities	10,198,461	12,239,559

Total Liabilities	13,312,943	15,900,414

Stockholders’ Equity (Deficit)
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized June 30, 2014 and 700,000,000 Shares Authorized December 31, 2013; 10,315,141 Shares Issued and Outstanding June 30, 2014 and 9,600,453 Shares Issued and Outstanding on December 31, 2013	10,315	9,600
Additional Paid-in Capital	26,058,945	23,244,639
Accumulated (Deficit)	(34,541,516)	(36,292,532)

Total Stockholders’ Equity (Deficit)	(8,472,256)	(13,038,293)

Total Liabilities and Stockholders’ Deficit	$4,840,687	$2,862,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Sales of Products	$609,887	$511,861	$1,259,305	$1,120,521
Sales of Engineering Services	113,371	188,334	262,371	318,857

Total Sales	723,258	700,195	1,521,676	1,439,378

Cost of Sales — Products	416,808	315,280	807,457	597,291
Cost of Sales — Engineering Services	45,432	91,342	105,032	146,716

Total Cost of Sales	462,240	406,622	912,489	744,007

Gross Profit	261,018	293,573	609,187	695,371
Operating Expenses:
Research and Development	295,552	421,026	692,974	738,721
Selling and Marketing	256,767	287,741	621,322	562,484
General and Administrative	532,561	602,065	1,012,197	1,018,753
Depreciation and Amortization	101,438	90,612	201,143	188,960

(Loss) from Operations	(925,300)	(1,107,871)	(1,918,449)	(1,813,547)

Other Income (Expense)
Other Taxes	(25,093)	(3,241)	(46,535)	(16,937)
Foreign Exchange Gain (Loss)	3,713	3,324	(237)	(9,745)
Gain (Loss) on Derivative Valuation	1,248,556	(280,261)	3,823,818	(294,548)
Amortization of Senior Term Debt Discount (Note 9)	(33,889)	(37,292)	(40,214)	(47,019)
Interest Expenses	(28,877)	(231,395)	(67,367)	(411,238)

Total Other Income (Expense)	1,164,410	(548,865)	3,669,465	(779,487)

Income (Loss) from Before Provision for Income Taxes	239,110	(1,656,736)	1,751,016	(2,593,034)
Provision (Benefit) for Income Taxes	—	—	—	—

Net Income (Loss)	239,110	$(1,656,736)	1,751,016	(2,593,034)

Earnings (Loss) per Share (Note 3)
Basic	$0.02	$(0.47)	$0.17	$(0.73)
Diluted	$0.02	$(0.47)	$0.15	$(0.73)
Weighted-average Shares Outstanding Basic	10,285,453	3,536,856	10,135,387	3,536,856
Diluted	11,226,921	3,536,856	11,395,405	3,536,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net Income (Loss)	$1,751,016	$(2,593,034)
Non-Cash Adjustments
Depreciation and Amortization	201,143	188,960
Stock-Based Compensation Expense	38,694	38,694
Amortization of Term Debt Discount	40,214	47,019
Amortization of Debt Issuance Costs	3,405	12,573
(Gain) Loss on Derivative Valuation	(3,823,818)	294,548
(Increase) Decrease in Operating Assets
Accounts Receivable	48,783	(54,940)
Inventories	36,801	201,080
Prepaid Expenses and Other Assets	140,200	1,197
Increase (Decrease) in Operating Liabilities
Accounts Payable	(327,655)	615,635
Accrued Expenses	28,427	105,899
Customer Deposits	(103,671)	(19,268)
Income and Other Taxes Payable	(37,051)	6,417
Accrued Compensation	—	100,000
Accrued Interest	24,513	316,431

Net Cash Flows (Used in) Provided by From Operating Activities	(1,978,999)	(738,789)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(83,619)	(10,051)
Investments in Software Development	(482,196)	—
Investments in Patents and Trademarks	(43,821)	(26,944)

Net Cash (Used in ) Provided by From in Investing Activities	(609,636)	(36,995)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	1,586,691	—
Repayment of Capital Leases	(15,171)	(36,074)
Repayment of Long-Term Debt and Notes Payable	(183,624)	(148,421)
Proceeds from Senior Convertible Debt	3,000,000	800,000
Issuance Costs on Senior Convertible Debt	(138,090)	(208,237)
Proceeds from Notes Payable	—	382,884

Net Cash Flows (Used in) Provided by Financing Activities	4,249,806	790,152

Net Increase (Decrease) in Cash and Cash Equivalents	1,661,171	14,368
Cash and Cash Equivalents — Beginning of Period	310,140	66,554

Cash and Cash Equivalents — End of Period	$1,971,311	$80,922

Supplemental Disclosures
Interest Paid	42,854	85,036
Discount on senior convertible debt attributed to embedded conversion price adjustment option	1,938,988
Discount on senior convertible debenture attributed to warrants	—	621,012
Warrants granted for senior convertible debenture issuance costs	—	66,603

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

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on our consolidated financial statements for the years ended December 31, 2013 and 2012 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The net operating loss for the first six months of 2014 was $1,918,449. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The Company incurred annual net losses from its continuing operations of $10,146,228 in 2013 and $4,747,387 in 2012, and has an accumulated deficit of $34,541,516 as of June 30, 2014. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. As at June 30, 2014 the Company had a working capital of only $528.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, the sales of equity securities and the sale of assets.

Since the closing of the Company’s public stock offering on August 5, 2013 and the related debt conversions and repayments, the Company has had the financial resources to better execute on its business plan and reduced the doubt about its ability to continue as a going concern. However the Company’s continued operating losses and large composition of past due accounts payable continue to affect the efficient operations of the Company and slow new product development.

During the first six months of 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 exercised for cash warrants for the purchase of 705,196 shares of common stock and the Company received proceeds of $1,586,691 from such warrant exercises. These warrant exercise proceeds will contribute to helping the Company fund and implement its current 2014 operating plan.

On June 3, 2014, we entered into and closed a securities purchase agreement (the “June 2014 Purchase Agreement”) with various accredited investors (the “June 2014 Investors”) pursuant to which we issued and sold to the June 2014 Investors a total of $3,000,000 principal amount of 5% Senior Secured Convertible Notes (the “June 2014 Notes”). The June Notes are secured by a first security interest in all the assets of the Company. There are no scheduled payments on the June 2014 Notes, which are due on June 3, 2017, prior to maturity. Interest on the June 2014 Notes accrues at the rate of 5% per year, compounded annually, and is payable at maturity in cash, or (provided certain conditions are met) in shares of common stock valued at the then effective conversion price. The June 2014 Notes are convertible into common stock at an initial conversion price of $2.25 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock or securities convertible or exercisable for common stock, at a price per share lower than the then effective conversion price, subject to certain exceptions. The Company is not permitted to prepay any portion of the principal amount of the June 2014 Notes without the prior written consent of the June 2014 Investors unless certain conditions are met.

We anticipate the June 2014 Note financing should provide us sufficient capital to implement our current operating plan and planned new product development activities for the remainder of 2014.

The Company’s cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent the Company has sufficient operating funds, it expects to carefully devote capital resources to the development of new products and to continue its waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, software development costs, and related working capital investments, will be the principal uses of cash. The Company must grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein, and accordingly our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	managing working capital through better optimization of inventory levels;
•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality and smart glasses products;
•	the introduction of see-through waveguide and new higher resolution Video Eyewear;
•	reducing operating costs wherever possible;
•	minimizing capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;
•	deferring some research and development and delaying some planned new products based on new technology;
•	exploring options with respect to new equity financings or debt borrowings; and
•	exploring the licensing of our IP.

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

In order for us to achieve positive cash flow from operations, our product sales will need to increase. The Company in 2014 is now effectively shipping all new models and products as compared to its offerings last year. However, if these products are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs. New products incorporating our waveguide optics and HD resolution Video Eyewear products may be delayed as a result.

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

Note 3 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of any convertible debt. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported net income for the three and six months ended June 30, 2014, a total of 941,467 and 1,260,019 additional shares have been included for these diluted calculations respectively for each period.

Note 4 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Purchased Parts and Components	$1,131,537	$1,094,250
Work in Process	47,983	153,065
Finished Goods	373,214	280,279
Less: Reserve for Obsolescence	(635,908)	(573,967)

Net	$916,826	$953,627

Note 5 – Notes Payable

Notes payable represent promissory notes payable by the Company.

	June 30, 2014	December 31, 2013

Note payable to officers and shareholders of the Company. Blended payments of accrued interest and principal are being made to repay these notes by December 31, 2014. The notes are payable on demand, bear interest at 18.5% and secured by all the assets of the Company.	$159,986	$229,787
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note is to be repaid in 12 blended monthly payments of $5,645.	—	37,383
Note payable to an officer of the Company due on December 31, 2013. The note bears interest at 7.49% and monthly principal payments of $2,691 plus accrued interest are required. The note is secured by all the assets of the Company.	—	11,297

Total	$159,986	$278,467

Note 6 — Customer Deposits

Customer deposits represents money the Company received in advance of providing a product or engineering services to a customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order. These deposit amounts include deferred revenue against unfulfilled deliverables of multiple-element products, including unspecified post-delivery support and software updates. Included in Customer Deposits is Unearned Revenue of $56,252 as of June 30, 2014 as compared to $39,700 as of December 31, 2013.

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013

Accrued Wages and Related Costs	$96,238	$91,385
Accrued Compensation	404,036	360,670
Accrued Professional Services	40,000	69,500
Accrued Warranty Obligations	32,982	31,619
Other Accrued Expenses	9,435	1,090

Total	$582,691	$554,264

Included in the above accrued compensation are amount owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $404,036 as of June 30, 2014 and $360,670 as of December 31, 2013. The respective interest amounts are included in Accrued Interest.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2014 were as follows:

2014

Accrued Warranty Obligations at December 31, 2013	$31,619
Reductions for Settling Warranties	(44,802)
Warranties Issued During Period	46,265

Accrued Warranty Obligations at June 30, 2014	$32,982

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

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at June 30, 2014 a total of 5,218,092 warrants were outstanding that contained a full-ratchet anti-dilution provision. The total derivative liability was revalued to $8,363,751 based on the closing price of our common stock as of March 31, 2014 and to $7,052,566 as of June 30, 2014, resulting in a gain of $1,218,354 on the derivative’s valuation for the three months ending June 30, 2014 versus a loss $280,261 for the same period in 2013 and a gain of $3,793,616 on the derivative’s valuation for the six months ending June 30, 2014 versus a loss $294,548 for the same period in 2013.

The Company recognized a derivative liability for the $3,000,000 of senior convertible notes with a conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). In accordance with ASC 815-10-25, we measured the derivative liability of this embedded conversion option using a Monte Carlo Options Lattice pricing model at the June 3, 2014 issuance date as $1,938,988 and subsequently remeasured the liability on June 30, 2014 as $1,908,786, resulting in a gain of $30,202 for the three months ending June 30, 2014 versus nil in 2013. The value of the derivative liability at issuance was recorded as a discount against the notes in the Long-Term Debt section of the balance sheet.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2014:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Derivative Liability	8,961,351	—	—	8,961,351
Total liabilities measured at fair value (Long-Term)	$8,961,351	$—	$—	$8,961,351

2014
Fair value – beginning of period	$12,035,816
Warrants issue during period	—
Reclassification (reset expiration) of warrant liabilities to Additional Paid-in Capital	(117,010)
Reclassification of warrant exercises to Additional Paid-in Capital	(979,793)
Change in fair value for the period	(2,575,262)
Fair value – March 31st	8,363,751

Reclassification of warrant exercises to Additional Paid-in Capital	(92,832)
Change in fair value for the period of warrants	(1,218,354)
Convertible debt issued with an embedded conversion price adjustment provision	1,938,988
Change in fair value of conversion price adjustment for the period	(30,202)

Fair value – June 30, 2014	$8,961,351

For period ending June 30, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of the embedded conversion option conversion price adjustment right on the convertible notes issued during this period. The following summary table shows the assumptions used to compute the fair value of the embedded conversion option when granted at issuance and as of June 30, 2014:

	June 30, 2014	At Issuance – June 3, 2014
Assumptions for Pricing Model:
Expected term in years	2.93	3.00
Volatility range for years 1 to 5	57%	57%
Expected annual dividends	None	None

Value of convertible debt price adjustment:
Fair value of debt embedded conversion price adjustment option	$1,908,786	$1,938,988

For period ending June 30, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants outstanding as of June 30, 2014:

June 30, 2014
Assumptions for Pricing Model:
Expected term in years	4.10 to 4.33
Volatility range for years	57%
Risk-free interest rate	1.62 to 1.71%
Expected annual dividends	None

Value of warrants outstanding:
Fair value of warrants	$7,052,566

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	208,542 (59,050)	256,727 (71,701)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	67,833	84,790
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required. The note carries a 5% interest, payable upon the note’s maturity. Both the interest plus accrued interest is convertible to shares of the Company’s common shares at $2.25, subject to adjustment. The note is secured by a first security interest in all the assets of the Company.	3,000,000	—
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions), net of $27,563 as recognized interest expense	(1,911,425)	—

	$1,305,900	$269,816
Less: Amount Due Within One Year – net of Discounts	(98,106)	(99,320)

Amount Due After One Year	$1,207,794	$170,496

The aggregate maturities for all long-term borrowings exclusive of Discounts as of June 30, 2014 are as follows:

Total Aggregate Maturity For Period	Amounts
2014	$123,408
2015	123,408
2016	29,559
2017	3,000,000
Thereafter	—
Total Required Principal Payments Exclusive of Debt Discounts	3,276,375
Total Unamortized Debt Discounts	(1,970,475)
Total Net Long-Term Borrowings as of June 30, 2014	$1,305,900

On June 3, 2014, we entered into and closed a securities purchase agreement (the “June 2014 Purchase Agreement”) with various accredited investors (the “June 2014 Investors”) pursuant to which we issued and sold to the June 2014 Investors a total of $3,000,000 principal amount of 5% Senior Secured Convertible Notes (the “June 2014 Notes”). The Company granted the June 2014 Investors a first priority security interest in all of the present and future assets of the Company and its subsidiaries, including the equity interests of its subsidiaries. There are no scheduled payments on the June 2014 Notes, which are due on June 3, 2017, prior to maturity. Interest on the June 2014 Notes accrues at the rate of 5% per year, compounded annually, and is payable at maturity in cash, or (provided certain conditions are met) in shares of common stock valued at the then effective conversion price. The June 2014 Notes are convertible into common stock at an initial conversion price of $2.25 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock or securities convertible or exercisable for common stock, at a price per share lower than the then effective conversion price, subject to certain exceptions. The Company is not permitted to prepay any portion of the principal amount of the June 2014 Notes without the prior written consent of the June 2014 Investors unless certain conditions are met.

Pursuant to a registration rights agreement, dated June 3, 2014, between the Company and the June 2014 Investors, the Company agreed to file a registration statement, relating to the resale of common stock issuable upon conversion of the June 2014 Notes and payable as interest on the June 2014 Notes. The Company filed such registration statement on July 2, 2014, and the registration statement was declared effective by the Securities and Exchange Commission on July 10, 2014.

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

In the three and six months ended June 30, 2014 and 2013, the Company did not generate federal and state net operating income for income tax purposes. These federal and state net operating loss carry forwards total approximately $30,500,000 at June 30, 2014 and begin to expire in 2018, if not utilized.

Note 11 — Stock Warrants

A summary of the various changes in warrants during the three and six month period ended June 30, 2014 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2013	7,147,775
Exercised During the Period	(665,000)
Issued During the Period	—
Expired During the Period	(57,668)

Warrants Outstanding, March 31, 2014	6,425,107
Exercised During the Period	(61,896)
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, June 30, 2014	6,363,211

The outstanding warrants as of December 31, 2014 expire from May 21, 2015 to August 5, 2018. The weighted average remaining term of the warrants is 3.7 years. The weighted average exercise price is $2.74 per share.

Note 12 — Stock Option Plans

A summary of stock option activity for the six months ended June 30, 2014 is as follows:

Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2013	214,518	$9.72	$ 1.71 – $ 17.50
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	—	$—	$—

Outstanding at June 30, 2014	214,518	$9.72	$ 1.71 – $ 17.50

As of June 30, 2014, there were 209,222 options that were fully vested and exercisable at a weighted average exercise price of $9.69 per share. The weighted average remaining contractual term on the vested options is 5.6 years.

As of June 30, 2014 there were 5,296 unvested options exercisable at a weighted average exercise price of $10.74 per share. The weighted average remaining contractual term on the unvested options is 6.1 years.

No cash was received from option exercises for the three or six months ended June 30, 2014 and 2013.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and three months ended June 30, 2014 and 2013:

	Three Months Ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Stock-based compensation expense: - - Stock Options	$19,347	$19,347	$38,694	$38,694
Income tax benefit	—	—	—	—
Net Decrease in Net Income	$19,347	$19,347	$38,694	$38,694

Per share decrease in Income or increase in Loss Per Share:

Basic	$0.0019	$0.0055	$0.0038	$0.0109
Diluted	$0.0017	$0.0055	$0.0034	$0.0109

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2014, the Company had approximately $50,524 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 0.6 years.

Note 13 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 14 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2014. The Company’s total contractual payment obligations for operating leases as of June 30, 2014 are $15,222 and are due in calendar year 2014.

Note 15 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still currently evaluating the impact of implementation of this standard on its financial statements.

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

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments and embedded derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our accounting policies for the three and six month period ended June 30, 2014.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), smart glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has his or her real world view augmented with computer generated information or graphics. In the 4th quarter of 2013, we started commercially shipping and selling smart glasses, a new category of Video Eyewear that has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2017 and may be applied on a full retrospective or modified retrospective approach. The Company is still currently evaluating the impact of implementation of this standard on its financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

Sales.   Our sales were $723,258 for the quarter ended June 30, 2014 compared to $700,195 for the same period in 2013. This represents a 3% increase for the three month period ended June 30, 2014 as compared to 2013. Product sales were $609,887 or 84% of total sales for the second quarter of 2014 as compared to $511,861 or 73% of our total sales for same period in 2013, an increase of $98,026 or 19%. The increase was primarily attributable to our new product introductions, especially the M100. Sales from our engineering programs for the second quarter of 2014, decreased to $113,371 or 16% of total sales compared to $188,334 or 27% of total sales in the same quarter 2013. The major reason for the decrease was the fact that only one Navy waveguide development program was active during the second quarter of 2014 as compared to multiple programs in the same 2013 period.

Cost of Sales and Gross Profit.   Gross profit decreased to $261,018 for the second quarter of 2014 from $293,573 for the same period in 2013, a decrease of $32,555 or 11%. As a percentage of net sales, gross profit decreased to 36% for the second quarter of 2014 compared to 42% for the same period in 2013. This decrease was primarily the result of a change in our overall sales mix, with M100 Smart Glasses being a larger portion of overall sales in 2014 versus the 2013 period when the higher margin AR Video Eyewear models were a larger percentage of overall sales.

Research and Development.   Our research and development expenses were $295,552 for the second quarter of 2014 compared to $421,026 in the same period of 2013, a decrease of $125,474 or 30%. The decrease in spending was a result of capitalizing a portion of our internal costs as Software Development for the period, as compared to the 2013 period when all costs were expensed along with lower external consulting and product development services.

Selling and Marketing.   Selling and marketing expenses were $256,767 for the second quarter of 2014 compared to $287,741 for the same period in 2013, a decrease of $30,974 or 11%. The decreases was primarily attributable to lower travel and new product launch activities as compared to 2013 when the M100 was being initially marketed to developers and enterprise customers.

General and Administrative.   General and administrative expenses were $532,561 for the second quarter of 2014 as compared to $602,065 for the same period in 2013, a decrease of $69,504 or 12%. The overall decrease in general and administrative costs reflects decreased road show and offering costs in 2014 as compared to the same period in 2013 when our public offering was being sold.

Depreciation and Amortization.   Our depreciation and amortization expense for the second quarter of 2014 was $101,438 as compared to $90,612 in the same period in 2013, an increase of $10,826 or 12%.

Other Income (Expense).   Total other income was $1,164,410 in the second quarter of 2014 compared to an expense of $548,865 in the same period in 2013, an increase of $1,713,275. The other income was primarily the result of a gain of $1,248,556 on the derivative liability valuation mark-to-market revaluation for the 2014 period versus a loss of $280,261 for the same period in 2013. Interest expense for the 2014 period decreased to $28,877 as compared to $231,395 for the same period 2013 as a result of the reduction in interest paying debt owed by the Company for the 2014 period as compared to the second quarter of 2013. The provision for other taxes for the second quarter of 2014 was $25,093 compared to $3,241 for 2013. These other taxes are primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which increased substantially due to the reverse stock split effected in February 2013.

Provision for Income Taxes. There were no provisions for income taxes for the respective quarterly periods ended June 30, 2014 and 2013. The reported income for the three months ended June 30, 2014 was fully offset by the Company’s large loss carry-forwards for tax purposes.

Net Income (Loss) and Income (Loss) per Share.   Our net income was $239,110 or $0.023 basic and $0.021 diluted per share in the quarter ended June 30, 2014, compared to a net loss of $1,656,736 or $0.47 basic and diluted loss per share for the same period in 2013.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Sales.   The Company’s sales were $1,521,676 for the six months ended June 30, 2014 compared to $1,439,378 for the same period in 2013. This represents a 6% increase for the six month period ended June 30, 2014 as compared to the same period in 2013. Product sales increased to $1,259,305 or 83% of total sales for the six months ended June 30, 2014 compared to $1,120,521 or 78% of the Company’s total sales in the same period in 2013. The increase was attributable to growing sales of the Company’s M100 Smart Glass products. Sales from the Company’s engineering programs, all related to waveguide based HMDs, for the six months ended June 30, 2014, decreased to $262,371 or 17% of total sales compared to $318,857 or 22% of total sales in same period in 2013. The major reason for the decrease was the fact that only one Navy waveguide development program was active during 2014 as compared to multiple programs in the same 2013 period.

Cost of Sales and Gross Profit.   Gross profit decreased to $609,187 for the six months ended June 30, 2014 from $695,371 for the same period in 2013, a decrease of $86,184 or 12%. As a percentage of net sales, gross profit decreased to 40% for the six month period ended June 30, 2014 compared to 48% for the same period in 2014. This decrease was primarily the result of a change in our overall sales mix, with M100 Smart Glasses being a larger portion of overall sales in 2014 versus the 2013 period when the higher margin AR Video Eyewear models were a larger percentage of overall sales.

Research and Development.   Our research and development expenses were $692,974 for the six months ended June 30, 2014 compared to $738,721 for the same period in 2013. The $45,747 or 6% decrease in the 2014 period versus 2013 was a direct result of capitalizing a portion of our development activities as Software Development and reduced use of external engineering and consulting services in the 2014 period.

Selling and Marketing.   Selling and marketing expenses were $621,322 for the six months ended June 30, 2014 compared to $562,484 for the same period in 2013, an increase of $58,838 or 10%. The increases in the 2014 period was primarily attributable to higher personnel salary costs, travel, public relations consultants and trade show costs, all related to the business development activities targeted at developers and enterprise customers of our new M100 products primarily in the first quarter of 2014.

General and Administrative.   General and administrative expenses were $1,012,197 for the six months ended June 30, 2014 as compared to $1,018,753 for the same period in 2013, a decrease of $6,556 or less than 1%. The overall decrease in general and administrative costs reflected lower professional fees in 2014 versus the 201 period.

Depreciation and Amortization.   Our depreciation and amortization expense for the six months ended June 30, 2014 was $201,143 as compared to $188,960 in the same period in 2013, an increase of $12,183 or 6%.

Other Income (Expense).   Total other income was $3,669,465 for the six month period ended June 30, 2014 compared to a loss of $779,487 in the same period in 2013. The other income was primarily the result of a gain of $3,823,818 on the derivative liability valuation mark-to-market revaluation for the 2014 period versus a loss of $294,548 for the same period in 2013. Interest expense for the 2014 period decreased to $67,367 as compared to $411,238 for the same period 2013 as a result of the reduction in interest paying debt owed by the Company for the 2014 period as compared to 2013. The provision for other taxes for the first six months of 2014 was $46,535 compared to $16,937 for 2013. These other taxes are primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which increased substantially due to the reverse stock split effected in February 2013.

Provision for Income Taxes.   There were no provisions for income taxes for the respective six month periods ending June 30, 2014 and 2013. The reported income for the six months ended June 30, 2014 was fully offset by the Company’s large loss carry-forwards for tax purposes.

Net Income (Loss) and Income (Loss) per Share.  Our net income was $1,751,016 or $0.17 basic per share and $0.15 diluted per share for the six months ended June 30, 2014, versus a net loss of $2,593,034 or $0.73 basic and diluted loss per share for the same period in 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $1,971,311, an increase of $1,661,171 from $310,140 as of December 31, 2013.

At June 30, 2014 we had current liabilities of $3,114,482 compared to current assets of $3,115,010 which resulted in a working capital position of $528. At December 31, 2013, we had current liabilities of $3,660,855 compared to current assets of $1,679,623 which resulted in a negative working capital position of $1,981,232. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $1,978,999 of cash for operating activities for the six months ending June 30, 2014 and $738,789 in the same period in 2013. Changes in non-cash operating assets and liabilities were $(189,653) for the six months ending June 30, 2014 and $1,272,451 in the same period in 2013. The major non-cash operating items for the six months ending June 30, 2014 resulted from a $327,655 decrease in accounts payable and a $103,671 decrease in customer deposits, and a $140,200 decrease in prepaid expenses. The major non-cash operating items for the six month period ending June 30, 2013 were a $615,635 increase in accounts payable, a $316,431 increase in accrued interest, and $100,000 in accrued compensation.

Investing Activities.   Cash used in investing activities was $609,636 for the six months ending June 30, 2014 as compared to $36,995 in the same period in 2013. During the six months ending June 30, 2014, $83,619 was used primarily for the purchase of manufacturing equipment and mold tooling, as compared to spending of $10,051 for the same period in 2013, primarily used for computer equipment additions. During the first six months of 2014, a total of $482,196 in software development costs related to our M100 product was capitalized, versus $-0- for the same period in 2013 when no amounts were capitalized. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $43,821 in the six month period ending June 30, 2014 and $26,994 in the same period in 2013.

Financing Activities.   Cash provided by financing activities was $4,249,806 for the six months ended June 30, 2014, whereas in the same period in 2013, our net financing activities provided $790,152. During the six month period ended June 30, 2014, the primary source of cash were the proceeds of $1,586,691 from warrant exercises, the $3,000,000 issuance of senior convertible notes, less payments on notes and capital leases of $198,795. During the six month period ended June 30, 2013, the primary source of cash were proceeds of $800,000 from the sale of a convertible debenture less issuance costs of $280,237 and $382,884 from the sale of notes payable.

Capital Resources.   As of June 30, 2014, we had a cash balance of $1,971,311. The outstanding balance under our line of credit as of June 30, 2014 was $-0-, the same amount as of December 31, 2013. We anticipate that to meet our working capital needs, we will need to negotiate a new operating credit facility with a bank or seek alternative sources for an operating loan.

During the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, we have has been unable to generate cash flow from operations sufficient to support our business and have been dependent on equity financings, term debt financings, and asset sales. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future.

Our independent auditors issued a going concern paragraph in their report for the years ended December 31, 2013 and 2012. The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. As a result of our current level of funding and ongoing losses from operations, substantial doubt exists about our ability to continue as a going concern.

Our cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent we have sufficient operating funds, we expect to carefully devote capital resources to the development of our new products and to continue our waveguide and HD display engine development programs, hire and train additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, software development costs, and related working capital investments, will be the principal uses of our cash.

We have previously attracted funding in the form of term debt, short term notes, a bank line of credit, a public offering of shares of common stock and warrants and most recently a convertible debt offering. However, there can be no assurance that we will be able to raise capital in the future or that if we raise additional capital it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

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

During the first six months of 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 exercised for cash warrants for the purchase of 705,196 shares of common stock and the Company received proceeds of $1,586,691 from such warrant exercises. These warrant exercise proceeds are helping the Company fund and implement its current 2014 operating plan.

On June 3, 2014, we entered into and closed a securities purchase agreement (the “June 2014 Purchase Agreement”) with various accredited investors (the “June 2014 Investors”) pursuant to which we issued and sold to the June 2014 Investors a total of $3,000,000 principal amount of 5% Senior Secured Convertible Notes (the “June 2014 Notes”). There are no scheduled payments on the June 2014 Notes, which are due on June 3, 2017, prior to maturity. Interest on the June 2014 Notes accrues at the rate of 5% per year, compounded annually, and is payable at maturity in cash, or (provided certain conditions are met) in shares of common stock valued at the then effective conversion price. The June 2014 Notes are convertible into common stock at an initial conversion price of $2.25 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock or securities convertible or exercisable for common stock, at a price per share lower than the then effective conversion price, subject to certain exceptions. The Company is not permitted to prepay any portion of the principal amount of the June 2014 Notes without the prior written consent of the June 2014 Investors unless certain conditions are met.

We anticipate the June 2014 Note financing should provide us sufficient capital to implement our current operating plan and planned new product development activities for the remainder of 2014.

Additionally, we intend to take actions necessary for us to continue as a going concern, as discussed herein, and accordingly our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	managing our working capital through better optimization of inventory levels;
•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality and smart glasses products;
•	the introduction of see-through waveguide and new higher resolution Video Eyewear;
•	reducing our operating costs wherever possible;
•	minimizing our capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;
•	deferring some research and development and delaying some planned new products based on our new technology;
•	exploring our options with respect to new equity financings or debt borrowings; and
•	exploring the licensing of our IP.

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

In order for us to achieve positive cash flow from operations, our product sales will need to increase. We are now effectively selling all new products as compared to our products offerings last year. However, if these products are not successful we will have to raise additional capital to maintain operations and/or materially reduce our operating costs.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause our actual results to differ materially from our anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013. We caution readers to carefully consider such factors. Many of these factors are beyond our control. In addition, any forward-looking statements represent our estimates only as of the date they are made, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, except as may be required under applicable securities laws, we specifically disclaim any obligation to do so, even if our estimates change.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of June 30, 2014, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2013, we determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of June 30, 2014:

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

Changes in internal control over financial reporting

During the three months ended June 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in the 2013 Form 10-K. There have been no material changes from those risk factors. The risks discussed in the 2013 Form 10-K could materially affect our business, financial condition and future results.

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

VUZIX CORPORATION

Date: August 14, 2014	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2014	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

