Form 10-Q
period 2014-09-30
Vuzix Corp
filed 2014-11-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 14, 2014, there were 11,150,274 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONDENDSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$564,302	$310,140
Accounts Receivable, Net	117,479	214,920
Inventories, Net (Note 4)	1,081,439	953,627
Prepaid Expenses and Other Assets	233,086	200,936

Total Current Assets	1,996,306	1,679,623
Tooling and Equipment, Net	415,009	446,329
Patents and Trademarks, Net	524,547	495,608
Software Development Costs, Net	884,351	240,561
Debt Issuance Costs, Net	124,228	—

Total Assets	$3,944,441	$2,862,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,741,994	$2,420,571
Notes Payable (Note 5)	89,677	278,467
Current Portion of Long-term Debt, net of discount (Note 9)	98,106	99,320
Current Portion of Capital Leases	21,792	24,670
Customer Deposits (Note 6)	177,261	170,777
Accrued Interest	64,800	36,935
Accrued Expenses (Note 7)	634,308	554,264
Other Taxes Payable	46,800	75,851

Total Current Liabilities	2,874,738	3,660,855

Long-Term Liabilities
Long Term Derivative Liability (Note 8)	9,920,807	12,035,816
Long Term Portion of Term Debt, net of discount (Note 9)	1,067,827	170,496
Long Term Portion of Capital Leases	—	16,882
Long Term Portion of Accrued Interest	54,257	16,365

Total Long-Term Liabilities	11,042,891	12,239,559

Total Liabilities	13,917,629	15,900,414
Commitments and Contingencies (Note 13 and Note 14)	—	—

Stockholders’ Deficit
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized September 30, 2014 and 700,000,000 Shares Authorized December 31, 2013; 10,816,363 Shares Issued and Outstanding September 30, 2014 and 9,600,453 Shares Issued and Outstanding on December 31, 2013	10,817	9,600
Additional Paid-in Capital	27,858,832	23,244,639
Accumulated (Deficit)	(37,842,837)	(36,292,532)

Total Stockholders’ Deficit	(9,973,188)	(13,038,293)

Total Liabilities and Stockholders’ Deficit	$3,944,441	$2,862,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Sales of Products	$624,586	$301,076	$1,883,891	$1,421,598
Sales of Engineering Services	40,000	37,740	302,371	356,597

Total Sales	664,586	338,816	2,186,262	1,778,195

Cost of Sales — Products	444,234	177,361	1,251,690	774,653
Cost of Sales — Engineering Services	16,000	12,666	121,032	159,382

Total Cost of Sales	460,234	190,027	1,372,722	934,035

Gross Profit	204,352	148,789	813,540	844,160
Operating Expenses:
Research and Development	484,510	470,302	1,177,484	1,209,023
Selling and Marketing	336,099	193,650	957,422	756,134
General and Administrative	592,914	585,260	1,605,112	1,604,011
Depreciation and Amortization	59,680	95,595	260,823	284,556

Loss from Operations	(1,268,851)	(1,196,018)	(3,187,301)	(3,009,564)

Other Income (Expense)
Other Taxes	(9,747)	(24,288	(56,282)	(41,225)
Foreign Exchange Gain (Loss)	(3,473)	4,671	(3,710)	(5,075
Gain (Loss) on Derivative Valuation (Note 8)	(1,698,940)	259,426	2,124,878	(35,122)
Amortization of Senior Term Debt Discount (Note 9)	(253,977)	(592,970)	(294,191)	(639,989)
Interest Expenses	(66,333)	(307,521)	(133,699)	(718,759)

Total Other Income (Expense)	(2,032,470)	(660,682)	1,636,996	(1,440,170)

Loss from Before Provision for Income Taxes	(3,301,321)	(1,856,700)	(1,550,305)	(4,449,734)
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	(3,301,321)	$(1,856,700)	(1,550,305)	(4,449,734

Basic and Diluted Loss per Share (Note 3)	$(0.31)	$(0.26)	$(0.15)	$(0.93)
Weighted-average Shares Outstanding Basic and Diluted	10,556,420	7,191,649	10,276,447	4,773,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(1,550,305)	$(4,449,734)
Non-Cash Adjustments
Depreciation and Amortization	260,823	284,556
Stock-Based Compensation Expense	201,671	139,926
Amortization and Write-off of Term Debt Discount	294,191	639,989
Amortization of Debt Issuance Costs	15,112	257,692
(Gain) Loss on Derivative Valuation	(2,124,878)	35,122
(Increase) Decrease in Operating Assets
Accounts Receivable	97,441	6,794
Inventories	(127,812)	41,887
Prepaid Expenses and Other Assets	138,763	2,604
Increase (Decrease) in Operating Liabilities
Accounts Payable	(678,576)	(501,802)
Accrued Expenses	7,928	92,427
Customer Deposits	6,484	11,653
Income and Other Taxes Payable	(29,051)	8,692
Accrued Compensation	72,116	116,667
Accrued Interest	65,757	459,029

Net Cash Flows Used in Operating Activities	(3,350,336)	(2,854,498)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(189,558)	(98,723)
Investments in Software Development	(643,790)	—
Investments in Patents and Trademarks	(68,884)	(38,925)

Net Cash Used in Investing Activities	(902,232)	(137,648)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	1,928,241	—
Issuance of Common Stock	—	8,050,000
Repayment of Capital Leases	(19,760)	(48,601)
Direct Offering Associated Costs	—	(1,633,641)
Net Change in Lines of Credit	—	(112,500)
Repayment of Long-Term Debt and Notes Payable	(262,411)	(1,952,327)
Proceeds from Senior Convertible Debt	3,000,000	1,000,000
Issuance Costs on Senior Convertible Debt	(139,340)	(191,088)
Proceeds from Notes Payable	—	382,884

Net Cash Flows Provided by Financing Activities	4,506,730	5,494,727

Net Increase in Cash and Cash Equivalents	254,162	2,502,581
Cash and Cash Equivalents — Beginning of Period	310,140	66,554

Cash and Cash Equivalents — End of Period	$564,302	$2,569,135

Supplemental Disclosures
Interest Paid	$67,942	$460,083
Common Stock Issued For Services, Classified as Prepaid Expense	170,913	—
Conversion of Accrued Interest into Common Stock	—	1,076,250
Warrant Derivative Liability of Common Stock Offering and Debt Conversions	—	8,446,271
Conversion of Accrued Compensation and Term Debt into Common Stock	600,000	2,882,333
Unamortized Discount upon Conversion of Term Debt	214,536	—
Discount on senior convertible debt attributed to embedded conversion price adjustment option	1,938,988	—
Warrants granted for senior convertible debenture issuance costs	—	66,603
Reclassification of Derivative Liability to Additional Paid-In Capital upon Note Conversions and Warrant Exercises	$1,927,120	$—

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

Note 2 — Liquidity and Going Concern Issues

The Company’s independent registered public accounting firm’s report issued on our consolidated financial statements for the years ended December 31, 2013 and 2012 included an explanatory paragraph describing the existence of conditions that raise substantial doubt about the Company’s ability to continue as a going concern, including continued operating losses and the potential inability to pay currently due debts. The net loss from operations for the first nine months of 2014 was $3,187,301. The Company has incurred a net loss from continuing operations consistently over the last 2 years. The Company incurred annual net losses from its continuing operations of $10,146,228 in 2013 and $4,747,387 in 2012, and has an accumulated deficit of $37,842,837 as of September 30, 2014. The Company’s ongoing losses have had a significant negative impact on the Company’s financial position and liquidity. As at September 30, 2014 the Company had a working capital deficit of $878,432.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, principal and interest payments on debt obligations, and capital expenditures. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, the sales of equity securities and the sale of assets.

Since the closing of the Company’s public stock offering on August 5, 2013 and the related debt conversions and repayments, the Company has had the financial resources to better execute on its business plan. However the Company’s continued operating losses and large composition of past due accounts payable with certain vendors continue to affect the efficient operations of the Company and slow new product development.

During the first nine months of 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 exercised for cash warrants for the purchase of 856,996 shares of common stock and the Company received proceeds of $1,928,241 from such warrant exercises. During the fourth quarter period running from October 1, 2014 to November 14, 2014, we received further warrant exercises to purchase 322,800 shares of common stock for which the Company received net proceeds of $726,300.

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

The June 2014 Note financing and cash warrant exercise proceeds have provided the Company sufficient capital to implement its current operating plan and planned new product development activities for 2014 thus far.

The Company’s cash requirements depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. To the extent the Company has sufficient operating funds, it expects to carefully devote capital resources to the development of new products and to continue its waveguide and HD display engine development programs, hire additional staff, and undertake new product marketing activities. Such expenditures, along with further future net operating losses, product tooling expenses, software development costs, and related working capital investments, will be the principal uses of cash. The Company must grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein, and accordingly our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	managing working capital through better optimization of inventory levels;
•	focusing on selling higher gross margin products, which will mean a greater emphasis on augmented reality and smart glasses products;
•	the introduction of see-through binocular waveguide and new higher resolution Video Eyewear;
•	reducing operating costs wherever possible;
•	minimizing capital expenditures by eliminating, delaying or curtailing discretionary and non-essential spending;
•	deferring some research and development and delaying some planned new products based on new technology;
•	exploring options with respect to new equity financings or debt borrowings; and
•	exploring the licensing of our IP.

The Company and its management cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether our liquidity plan will limit certain of our operational and strategic initiatives designed to grow the business over the long term or whether such initiatives will be limited by the availability of capital. The Company expects that if it does not receive adequate levels of cash warrant exercises over the next 12 months to fund operations it may be required to sell new debt or equity securities.

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

If the Company is required to raise additional funds by selling additional shares of its capital stock, or securities convertible into shares of its capital stock, the ownership interest of existing shareholders may be diluted. The amount of dilution could be increased by the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets. The Company can give no assurance that it will be able to obtain additional financing on favorable terms or at all. If it is unable to become profitable and self-sustaining on a cash flow basis and needs to obtain future external funding, the Company could be forced to delay, reduce or eliminate its research and development programs, future commercialization efforts or otherwise curtail its business, which could adversely affect its business prospects. These factors raise substantial doubt about our ability to continue as a going concern.

Note 3 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants and the conversion of any convertible debt. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2014, a total of 2,469,637 and 1,778,832 additional equivalent shares have been excluded from these diluted calculations as they would be anti-dilutive for the three and nine months ended September 30, 2014, respectively.

Note 4 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following:

	September 30, 2014	December 31, 2013

Purchased Parts and Components	$716,649	$640,649
Work in Process	118,771	152,915
Finished Goods	246,019	160,063

Inventories, Net	$1,081,439	$953,627

Note 5 – Notes Payable

Notes payable represent promissory notes payable by the Company and consists of the following:

	September 30, 2014	December 31, 2013

Note payable to officers and stockholders of the Company. Blended payments of accrued interest and principal are being made to repay these notes by December 31, 2014. The notes are payable on demand, bear interest at 18.5% and secured by all the assets of the Company.	$89,677	$229,787
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate is 31%. The note was repaid in 12 blended monthly payments of $5,645.	—	37,383
Note payable to an officer of the Company. The note bears interest at 7.49% and was repaid in monthly principal payments of $2,691 plus accrued interest. The note was secured by all the assets of the Company.	—	11,297

Total	$89,677	$278,467

A total of $27,339 in accrued interest was paid during the 9 month period ending September 30, 2014 to officers and stockholders related to various notes described above.

Note 6 — Customer Deposits

Customer deposits represents money the Company received in advance of providing a product or engineering services to a customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order. These deposit amounts include deferred revenue against unfulfilled deliverables of multiple-element products, including unspecified post-delivery support and software updates. Included in Customer Deposits is Unearned Revenue of $58,114 as of September 30, 2014 as compared to $39,700 as of December 31, 2013.

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013

Accrued Wages and Related Costs	$95,427	$91,385
Accrued Compensation	432,786	360,670
Accrued Professional Services	55,000	69,500
Accrued Warranty Obligations	38,722	31,619
Other Accrued Expenses	12,373	1,090

Total	$634,308	$554,264

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $432,786 as of September 30, 2014 and $360,670 as of December 31, 2013. The related interest amounts included in Accrued Interest were $55,214 and $28,173 respectively at September 30, 2014 and December 31, 2013.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2014 were as follows:

2014
Accrued Warranty Obligations at December 31, 2013	$31,619
Reductions for Settling Warranties	(68,540)
Warranties Issued During Period	75,643

Accrued Warranty Obligations at September 30, 2014	$38,722

Note 8 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013 and convertible senior secured debentures issued in 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently remeasured the liability on December 31, 2013 to $12,035,816.

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at September 30, 2014 a total of 5,066,292 warrants were outstanding that contained a full-ratchet anti-dilution provision. The total derivative liability was revalued to $8,092,045 based on the closing price of our common stock as of September 30, 2014. The mark-to-market adjustments on this derivatives’ valuation for the three months ending September 30, 2014 was a loss of $1,301,588 versus a loss $259,426 for the same period in 2013 and a gain of $2,492,028 on the derivative’s valuation for the nine months ending September 30, 2014 versus a $35,122 loss for the same period in 2013.

The Company recognized a derivative liability for the $3,000,000 of senior convertible notes with a conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). In accordance with ASC 815-10-25, we measured the derivative liability of this embedded conversion option using a Monte Carlo Options Lattice pricing model at the June 3, 2014 issuance date as $1,938,988. The value of the derivative liability at issuance was recorded as a discount against the notes in the Long-Term Debt section of the balance sheet. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. The revaluation mark-to-market adjustments on this liability was remeasured on September 30, 2014 to $1,828,762, resulting in a loss of $397,352 for the three months ending September 30, 2014 versus nil in 2013 and a loss of $367,150 on the derivative’s valuation for the nine months ending September 30, 2014 versus a nil for the same period in 2013.

The Company has adopted ASC Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

The carrying amount of cash, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2014:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Derivative Liability	9,920,807	—	—	9,920,087
Total liabilities measured at fair value (Long-Term)	$9,920,807	$—	$—	$9,920,087

2014
Fair value – beginning of period	$12,035,816
Warrants issue during period	—
Reclassification (reset expiration) of warrant liabilities to Additional Paid-in Capital	(117,010)
Reclassification of warrant exercises to Additional Paid-in Capital	(979,793)
Change in fair value for the period of warrant derivative liability	(2,575,262)
Fair value – March 31, 2014	8,363,751

Reclassification of warrant exercises to Additional Paid-in Capital	(92,832)
Change in fair value for the period of warrant derivative liability	(1,218,354)
Convertible debt issued with an embedded conversion price adjustment provision	1,938,988
Change in fair value of debt conversion price adjustment for the period	(30,202)

Fair value – June 30, 2014	$8,961,351

Reclassification of warrant exercises to Additional Paid-in Capital	(262,109)
Change in fair value for the period of warrant derivative liability	1,301,589
Reclassification of debt conversions to Additional Paid-in Capital	(477,376)
Change in fair value of debt conversion price adjustment for the period	397,352

Fair value – September 30, 2014	$9,920,807

For period ending September 30, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of the embedded conversion option conversion price adjustment right on the convertible notes issued during this period. The following summary table shows the assumptions used to compute the fair value of the embedded conversion option when granted at issuance and as of September 30, 2014:

	September 30, 2014	At Issuance – June 3, 2014
Assumptions for Pricing Model:
Expected term in years	2.67	3.00
Volatility range for years 1 to 5	81%	57%
Expected annual dividends	None	None

Value of convertible debt price adjustment:
Fair value of debt embedded conversion price adjustment option	$1,828,762	$1,938,988

For period ending September 30, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants outstanding as of September 30, 2014:

September 30, 2014
Assumptions for Pricing Model:
Expected term in years	3.47 to 4.04
Volatility range for years	72 to 81%
Risk-free interest rate	0.93 to 1.83%
Expected annual dividends	None

Value of warrants outstanding:
Fair value of warrants	$8,092,045

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

_____________________________________________________________________________________________	September 30, 2014	December 31, 2013

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest.	208,542	256,727
Unamortized discount related to imputing accrued interest based on a 12% discount rate and is reflected as a reduction in the principal.	(52,725)	(71,701)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	59,353	84,790
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required. The notes carry a 5% interest, payable upon the note’s maturity. Both the interest plus accrued interest is convertible to shares of the Company’s common shares at $2.25, subject to adjustment. The notes are secured by a first security interest in all the assets of the Company. Most of the notes are held by existing stockholders of the Company.	2,400,000	—
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988. As of September 30, 2014 a net of $275,214 of the discount was recognized as interest expense and $214,536 was reversed due to conversions of the notes into shares of common stock.	(1,449,237)	—

	$1,165,933	$269,816
Less: Amount Due Within One Year – net of Discounts	(98,106)	(99,320)

Amount Due After One Year	$1,067,827	$170,496

The calendar year aggregate maturities for all long-term borrowings exclusive of Discounts as of September 30, 2014 are as follows:

Total Aggregate Maturity For Period	Amounts

2015	$123,408
2016	144,488
2017	2,400,000
Total Required Principal Payments Exclusive of Debt Discounts	2,667,896
Total Unamortized Debt Discounts	(1,501,963)

Net Long-Term Borrowings	1,165,933
Net Amounts Due Within One Year	(98,106)
Net Long Term Debt	$1,067,827

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

For the three month period ending September 30, 2014, a total of $600,000 of the June 2014 Notes were converted into 266,667 shares of common stock.

Note 10 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 11 — Stock Warrants

A summary of the various changes in warrants during the nine month period ended September 30, 2014 is as follows.

Number of Shares
Warrants Outstanding at December 31, 2013	7,147,775
Exercised During the Period	(878,696)
Issued During the Period	—
Expired During the Period	(57,668)

Warrants Outstanding, September 30, 2014	6,211,411

The outstanding warrants as of December 31, 2014 expire from May 21, 2015 to August 5, 2018. The weighted average remaining term of the warrants is 3.5 years. The weighted average exercise price is $2.75 per share.

Note 12 — Stock Option Plans

A summary of stock option activity for the nine months ended September 30, 2014 is as follows:

		Weighted
		Average
	Number of Shares	Exercise Price	Exercise Price Range

Outstanding at December 31, 2013	214,518	$9.72	$1.71 – $ 17.50
Granted	548,000	$2.63	$2.60 – $ 2.70
Exercised	—	$—	$—
Expired or Forfeited	(26,244)	$11.42	$2.60 – $ 15.00

Outstanding at September 30, 2014	736,274	$4.41	$1.71 – $ 17.50

As of September 30, 2014, there were 221,727 options that were fully vested and exercisable at a weighted average exercise price of $8.46 per share. The weighted average remaining contractual term on the vested options is 6.0 years.

As of September 30, 2014 there were 514,547 unvested options exercisable at a weighted average exercise price of $2.66 per share. The weighted average remaining contractual term on the unvested options is 9.8 years.

No cash was received from option exercises for the three or nine months ended September 30, 2014 and 2013.

The table below summarizes the impact of outstanding stock options on the results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Stock-based compensation expense: - - Stock Options	$97,977	$101,232	$136,671	$139,926
Income tax benefit	—	—	—	—
Net Increase in Net Loss	$97,977	$101,232	$136,671	$139,926

Increase in Loss Per Share:

Basic and Diluted	$0.0093	$0.0141	$0.0133	$0.0293

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

The following summary table shows the assumptions used to compute the fair value of stock options granted during nine period ending September 30, 2014 and their estimated value:

Assumptions for Black-Scholes:
Expected term in years	5.61 to 10.0
Volatility	118.6 to 119.7%
Risk-free interest rate	1.70 to 2.42%
Expected annual dividends	None

Value of options granted:
Number of options granted	548,000
Weighted average fair value/share	$2.32
Fair value of options granted	$1,268,792

At September 30, 2014, the Company had approximately $1,221,338 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.2 years.

Note 13 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 14 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2015. The Company’s total contractual payment obligations for operating leases as of September 30, 2014 total $60,893 of which $15,223 is due in calendar year 2014 and $45,670 is due in calendar 2015.

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

In August 2014, the FASB issued ASU 2014-15, ”Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this interim report and in our annual report on Form 10-K for the year ended December 31, 2013. As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix,” “management,” “we,” “our,” and “us” refer to Vuzix Corporation and its subsidiary.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, product warranty reserves, carrying value of long-lived assets, fair value measurement of financial instruments and embedded derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in our accounting policies for the three and nine month period ended September 30, 2014.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), smart glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has his or her real world view augmented with computer generated information or graphics. In the 4th quarter of 2013, we started commercially shipping and selling smart glasses, the M100 Smart Glasses, a new category of Video Eyewear that has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

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

In August 2014, the FASB issued ASU 2014-15, ”Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern.  The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

Sales.   Our sales were $664,586 for the quarter ended September 30, 2014 compared to $338,816 for the same period in 2013. This represents a 96% increase for the three month period ended September 30, 2014 as compared to 2013. Product sales were $624,586 or 94% of total sales for the third quarter of 2014 as compared to $301,076 or 89% of our total sales for same period in 2013, an increase of $323,510 or 107%. The increase was primarily attributable to our new product introductions, especially the M100. Sales from our engineering programs for the third quarter of 2014 were $40,000 or 6% of total sales compared to $37,740 or 11% of total sales in the same quarter 2013.

Cost of Sales and Gross Profit.   Gross profit increased to $204,352 for the third quarter of 2014 from $148,789 for the same period in 2013, an increase of $55,563 or 37%. As a percentage of net sales, gross profit decreased to 31% for the third quarter of 2014 compared to 44% for the same period in 2013. This decrease was primarily the result of a change in our overall sales mix, with M100 Smart Glasses being a larger portion of overall sales in 2014 versus the 2013 period when the higher margin AR Video Eyewear models were a larger percentage of overall sales.

Research and Development.   Our research and development expenses were $484,510 for the third quarter of 2014 compared to $470,302 in the same period of 2013, an increase of $14,208 or 3%. The net increase in the 2014 period versus 2013 was primarily related to the relocation costs of certain waveguide manufacturing equipment from Finland, increased compliance testing costs on the M100 Smart Glasses for China, less a decrease in expensed salary costs as a portion related to development activities were capitalized as Software Development in 2014 period.

Selling and Marketing.   Selling and marketing expenses were $336,099 for the third quarter of 2014 compared to $193,650 for the same period in 2013, an increase of $142,449 or 74%. The increase was primarily attributable to higher salary and travel costs related to new personnel, and website software consulting services totaling $55,177 for the Company’s soon to be launched app store for its M100 products. In the same period of 2013, only $1,490 was spent on website design and consulting services.

General and Administrative.   General and administrative expenses were $592,914 for the third quarter of 2014 as compared to $585,260 for the same period in 2013, an increase of $7,654 or just over 1%. The overall increase in general and administrative costs reflects higher investor relations costs as compared to the same period in 2013.

Depreciation and Amortization.   Our depreciation and amortization expense for the third quarter of 2014 was $59,680 as compared to $95,595 in the same period in 2013, a decrease of $35,915 or 38%. The reduction is the result of more assets becoming fully depreciated.

Other Income (Expense).   Total other expense was $2,032,470 in the third quarter of 2014 compared to an expense of $660,682 in the same period in 2013, an overall expense increase of $1,371,788. The other expense was primarily the result of a loss of $1,698,940 on the derivatives liability valuation mark-to-market revaluation for the 2014 period versus a gain of $259,426 for the same period in 2013. The amortization of term debt discount was $253,977 as compared to $592,970 for the same period in 2013 when there was a write-off of the unamortized discount from the early repayment of related loans upon the closing of our August 5, 2013 public offering. Interest expense for the 2014 period decreased to $66,333 as compared to $307,521 for the same period 2013 as a result of the reduction in interest paying debt owed by the Company for the 2014 period as compared to the third quarter of 2013. The provision for other taxes for the third quarter of 2014 was $9,747 compared to $24,288 for 2013. These other taxes are primarily for franchise taxes payable to the State of Delaware, our state of incorporation.

Provision for Income Taxes. There were no provisions for income taxes for the respective quarterly periods ended September 30, 2014 and 2013.

Net Loss and Loss per Share.   Our net loss was $3,301,321 or $0.31 per share in the quarter ended September 30, 2014, compared to a net loss of $1,856,700 or $0.26 per share for the same period in 2013.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Sales.   The Company’s sales were $2,186,262 for the nine months ended September 30, 2014 compared to $1,778,195 for the same period in 2013. This represents a 23% increase for the nine month period ended September 30, 2014 as compared to the same period in 2013. Product sales increased to $1,883,891 or 86% of total sales for the nine months ended September 30, 2014 compared to $1,421,598 or 80% of the Company’s total sales in the same period in 2013. The increase was attributable to growing sales of the Company’s M100 Smart Glass products. Sales from the Company’s engineering programs, all related to waveguide based HMDs, for the nine months ended September 30, 2014, decreased to $302,371 or 14% of total sales compared to $356,597 or 20% of total sales in same period in 2013. The major reason for the decrease was due to lower sales for engineering programs with the US government and the further wind-down of activities related to the TDG sale in 2012.

Cost of Sales and Gross Profit.   Gross profit decreased to $813,540 for the nine months ended September 30, 2014 from $844,160 for the same period in 2013, a decrease of $30,620 or 4%. As a percentage of net sales, gross profit decreased to 37% for the nine month period ended September 30, 2014 compared to 48% for the same period in 2014. This decrease was primarily the result of a change in our overall sales mix, with M100 Smart Glasses being a larger portion of overall sales in 2014 versus the 2013 period when the higher margin AR Video Eyewear models were a larger percentage of overall sales.

Research and Development.   Our research and development expenses were $1,177,484 for the nine months ended September 30, 2014 compared to $1,209,023 for the same period in 2013. The $31,359 or 3% decrease in the 2014 period versus 2013 was a direct result of capitalizing a portion of our development activities as Software Development in 2014 and spending related to the relocation of certain waveguide manufacturing equipment from Finland.

Selling and Marketing.   Selling and marketing expenses were $957,422 for the nine months ended September 30, 2014 compared to $756,134 for the same period in 2013, an increase of $201,288 or 26%. The increases in the 2014 period was primarily attributable to higher personnel salary costs and travel as well as increased spending on the Company’s website for its Q4 introduction of an App store for its M100 products.

General and Administrative.   General and administrative expenses were $1,605,112 for the nine months ended September 30, 2014 as compared to $1,604,011 for the same period in 2013, a net increase of $1,101 or less than 1%. The principal reasons for the net changes for the 9 month period ending September 30, 2014 were increased IT costs of $29,503, decreased legal and accounting costs of $26,556, decreased insurance costs of $24,630, and increased travel costs of $41,540 as the result of more international travel as compared to the same period in 2013.

Depreciation and Amortization.   Our depreciation and amortization expense for the nine months ended September 30, 2014 was $260,823 as compared to $284,556 in the same period in 2013, a decrease of $23,733 or 8%. The reduction is the result of more assets becoming fully depreciated.

Other Income (Expense).   Total other income was $1,636,996 for the nine month period ended September 30, 2014 compared to a loss of $1,440,170 in the same period in 2013. The other income was primarily the result of a gain of $2,124,878 on the derivative liability valuation mark-to-market revaluation for the 2014 period versus a loss of $35,122 for the same period in 2013. The amortization of term debt discount was $294,191 as compared to $639,989 for the same period in 2013 when there was a write-off of the unamortized discount from the early repayment of related loans upon the closing of our August 5, 2013 public offering. Interest expense for the 2014 period decreased to $133,699 as compared to $718,759 for the same period 2013 as a result of the reduction in interest paying debt owed by the Company for the 2014 period as compared to 2013. The provision for other taxes for the first nine months of 2014 was $56,282 compared to $41,225 for 2013.These other taxes are primarily for franchise taxes payable to the State of Delaware, our state of incorporation.

Provision for Income Taxes.   There were no provisions for income taxes for the respective nine month periods ending September 30, 2014 and 2013.

Net Loss and Loss per Share.  Our net loss was $1,550,305 or $0.15 for the nine months ended September 30, 2014, versus a net loss of $4,449,734 or $0.93loss per share for the same period in 2013.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $564,302, an increase of $254,162 from $310,140 as of December 31, 2013.

At September 30, 2014 we had current assets of $1,996,306 compared to current liabilities of $2,874,738 which resulted in a negative working capital position of $878,432. At December 31, 2013, we had current liabilities of $3,660,855 compared to current assets of $1,679,623 which resulted in a negative working capital position of $1,981,232. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $3,350,336 of cash for operating activities for the nine months ending September 30, 2014 and $2,854,498 in the same period in 2013. Changes in operating assets and liabilities were $(617,863) for the nine months ending September 30, 2014 and $237,951 in the same period in 2013. The major operating items for the nine months ending September 30, 2014 resulted from a $(678,576) decrease in accounts payable, a $97,441 decrease in accounts receivable, a $(127,812) increase in inventories and a $80,044 increase in accrued expenses. The major operating items for the nine months ended September 30, 2013 resulted from a $(501,802) decrease in accounts payable, a $116,667 increase in accrued compensation, a $459,029 increase in accrued interest and a $92,427 increase in accrued expenses.

Investing Activities.   Cash used in investing activities was $902,232 for the nine months ending September 30, 2014 as compared to $137,648 in the same period in 2013. During the nine months ending September 30, 2014, $189,558 was used primarily for the purchase of manufacturing equipment and mold tooling, as compared to spending of $98,723 for the same period in 2013. During the first nine months of 2014, a total of $643,790 in software development costs related to our M100 product was capitalized, versus $-0- for the same period in 2013 when no amounts were capitalized. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $68,884 in the nine month period ending September 30, 2014 and $38,925 in the same period in 2013.

Financing Activities.   Cash provided by financing activities was $4,506,730 for the nine months ended September 30, 2014, whereas in the same period in 2013, our net financing activities provided $5,494,727. During the nine month period ended September 30, 2014, the primary source of cash were the proceeds of $1,928,241 from warrant exercises, the $3,000,000 issuance of senior convertible notes, less payments on notes, long-term debt and capital leases of $262,411. During the nine month period ended September 30, 2013, the primary source of cash were the gross proceeds from the public offering of $8,050,000, less direct offering associated costs of $(1,633,641), the proceeds of $1,000,000 from the sale of a convertible debenture less issuance costs of $(191,088) and $382,884 from the sale of notes payable, less the repayment of $1,952,327 in long and short-term notes payable.

Capital Resources.   As of September 30, 2014, we had a cash balance of $564,302. The outstanding balance under our line of credit as of September 30, 2014 was $-0-, the same amount as of December 31, 2013. We anticipate that to meet our working capital needs, we will need to negotiate a new operating credit facility with a bank or seek alternative sources for an operating loan.

During the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, we have has been unable to generate cash flow from operations sufficient to support our business and have been dependent on equity financings, term debt financings, and asset sales. We will remain dependent on outside sources of funding until our results of operations provide positive cash flows. There can be no assurance that we will be able to generate cash from those sources in the future.

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

During the first nine months of 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 exercised for cash warrants for the purchase of 856,996 shares of common stock and the Company received proceeds of $1,928,241 from such warrant exercises. During the fourth quarter period running from October 1, 2014 to November 14, 2014, we received further warrant exercises to purchase 322,800 shares of common stock for which the Company received net proceeds of $726,300.

We anticipate the June 2014 Note financing and previous and new cash warrant exercises should provide us sufficient capital to implement our current operating plan and planned new product development activities for the remainder of 2014. However if the Company does not receive adequate levels of cash warrant exercises over the next 12 months to help fund operations it may be required to sell new debt or equity securities.

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

We cannot make assurances as to whether any of these actions can be effected on a timely basis, on satisfactory terms or maintained once initiated, and even if successful, whether our liquidity plan will limit certain of our operational and strategic initiatives designed to grow our business over the long term or whether such initiatives will be limited by the availability of capital. We cannot make assurances that we will be able to generate sufficient cash flow from operations, service our remaining indebtedness or otherwise fund our new product development plans. The Company expects that if it does not receive adequate levels of cash warrant exercises over the next 12 months to help fund operations it may be required to sell new debt or equity securities.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, going concern and liquidity issues, our material working capital deficiency, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Not required for a smaller reporting company.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of September 30, 2014, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2013, we determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of September 30, 2014:

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

Changes in internal control over financial reporting

During the three months ended September 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sale of Unregistered Securities –

During the three months ended September 30, 2014 we issued 82,755 shares of common stock for investor relations services.

During the three months ended September 30, 2014, we issued 216,667 shares of common stock upon conversion of convertible notes in the principal amount of $600,000.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

VUZIX CORPORATION

Date: November 14, 2014	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

