Form 10-K
period 2014-12-31
Vuzix Corp
filed 2015-03-31
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2014 was approximately $16,035,000 (based on the closing price of the common stock of $2.80 per share on that date, as reported on the OTCQB and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 27, 2015, there were 15,862,418 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2015 annual meeting of stockholders.

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

PART I

Item 1. Business

Company Overview

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), Smart Glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs), contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. In the 4th quarter of 2014, we started selling Smart Glasses, a new category of Video Eyewear that includes a wearable computer and has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

Historically, we have focused on two markets: the consumer markets for gaming, entertainment and mobile video and the market for rugged mobile displays for defense, commercial and industrial markets. In June 2012, we sold the assets that comprised our Tactical Defense Group (the “TDG Assets”), which sold and licensed products and provided services, directly and indirectly, to military organizations and defense organizations to TDG Acquisition Company, LLC (now operating as Six-15 Technologies). Accordingly, we now focus primarily on the consumer, commercial and entertainment markets.

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

Our Video Eyewear products all employ microdisplays that are smaller than one-inch diagonally, with some as small as one-quarter of an inch. They currently can display an image with a resolution of up to 1280×720 pixels (High Definition or HD). Users view the display through our proprietary optics. Using these optics and displays, our Video Eyewear provides a virtual image that appears similar to the image on a full size computer screen in an office desktop environment or the image on a large flat panel television viewed from normal home TV viewing distances. For example, when viewed through our optics, a high-resolution 0.35-inch diagonal microdisplay can provide a viewing experience comparable to that on a 75-inch diagonal television screen viewed at ten feet.

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

To maintain and enhance our position as a leading provider of near-eye virtual display solutions, we intend to:

•	improve brand name recognition;
•	provide excellent products and service;
•	develop products based on our unique technology for both specialized and large consumer markets;
•	broaden and develop strategic relationships and partnerships;
•	offer to sell our products or license our technology to third party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);
•	promote and enhance development of third party software that can take advantage of our products;
•	expand market awareness for Video Eyewear, including applications for mobility (with our Smart Glasses) and Virtual Reality (VR) and Augmented Reality (AR) for which Video Eyewear is well suited. (VR allows a user to interact with a computer-simulated environment, whether that environment is a simulation of the real world or an imaginary world and AR combines real-world and computer-generated data in real time to augment the real world view);
•	obtain and maintain market leadership and expand our customer base;
•	reduce production costs while moving to higher margin product offerings;
•	extend our proprietary technology leadership;
•	enhance and protect our intellectual property portfolio;
•	establish multiple revenue sources;
•	invest in highly qualified personnel;
•	build and maintain strong product design capabilities; and
•	leverage further outsourcing as our manufacturing volumes increase to reduce costs.

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

The wireless and entertainment industry has evolved considerably, and continues to do so. The mobile phone, once simply a means to communicate by voice while “on-the-go,” has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile products such as smartphones and tablet computers are becoming the leading computing platforms with an installed base surpassing that of PCs. Mobile technology is redefining the way people interact with their world and has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe mobile devices and mobile internet access will have a more profound impact than the Wired Internet and that interactive AR content is expected to significantly change the way mobile products are used. As a result, we believe that there is growing demand for mobile access to high-resolution content in several major markets and that demand will grow for Smart Glasses that have smartphone capabilities in most markets in which smartphones are currently used. We believe wearable near-eye displays that can provide the equivalent of a high resolution wired internet at home or office experience will be a key component in advanced wearable wireless devices as these systems move to providing high resolution images without compromising the portability of the product.

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

Products

We produce and sell three main types of wearable display products: Video Eyewear (for on-the-go users as remote displays for mobile and hands-free use); Virtual Reality (or VR) Video Eyewear (for stepping into virtual worlds, simulations & gaming); and Augmented Reality (AR) Video Eyewear (for overlaying virtual information from the cloud onto the real world). Our products are available with varying features and include either monocular or binocular display systems. Starting in the fourth quarter of 2014, we began to commercially produce the Smart Glasses versions of our Video Eyewear that have many of the capabilities of a smartphone to allow applications to be run directly in the Video Eyewear glasses enabling cloud connected applications through a wireless link directly with the glasses. We believe we provide the broadest range of consumer Video Eyewear product offerings available in the market and that our products contain some of the most advanced electronics and optics for their target markets and uses. Our products include:

Binocular Video Eyewear Products

We have won Consumer Electronics Show (or CES) awards for innovation for the past 10 consecutive years (2005 to 2015) for our series of Binocular Video Eyewear. Our Video Eyewear products have included several models with differing native resolutions and virtual screen sizes. Our binocular Video Eyewear products contain two microdisplays (a separate display for each eye), typically mounted in a frame attached to eyeglass-style temples. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens, all of which support 3D applications. Headphones are built into the temples so that users can listen to accompanying audio in full stereo. These products can be employed as mobile high-resolution displays with products such as smartphones with video output capability, laptop computers, tablet computers, portable DVD players, and personal digital media/video players (such as video iPods).

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

We are developing a line of advanced Smart Glasses Video Eyewear products. We began selling the first of these products to customers late in the 4th quarter of 2014. Ultimately Smart Glass models will be available in both monocular and binocular versions and will have resolutions up to full HD with wireless connectivity, ideal as a smartphone mobile display accessory and for cloud computing. This advanced line of products will utilize extremely thin and light weight optics employed in fashion wear eyeglass frames.

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

In the 4th quarter of 2013 we began selling our first monocular pair of Smart Glasses, the M100. Designed for the industrial and commercial markets, our initial focus has been on the developer community in enterprise and the medical markets. We have been attempting to create an eco-system around the M100 developer community. Major corporate partners like SAP, AT&T, NTT Docomo and others have been particularly active. We are also creating an M100 app store with a growing list of applications and tools to enable application development. Vuzix is also building partnerships with the major suppliers of augmented reality software like wikitude and Metaio, each of which have developed custom versions of their software that support our M100 smart glasses.

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

We launched a new line of Video Eyewear augmented reality Smart Glasses in the 4th quarter of 2014. Our M100 Smart Glasses, designed to be a smartphone accessory at first, are an intelligent wearable computing systems specifically designed to enable both Cloud Computing and augmented reality. We received an Innovations Design and Engineering Award for the M100 Smart Glasses at the January 2014 Consumer Electronics Show. The M100 is a wearable “hands free display” much like today’s hands-free audio systems commonly used with cellphones for voice calls. The M100 Smart Glasses include a small display, camera, compass, motion-tracker and audio system for wirelessly connecting via Bluetooth or Wi-Fi with the cellphone and displaying or mirroring information such as texts (SMS), email, mapping GPS, and video data. The embedded camera in the Smart Glasses are usable for recording and/or seeing the real world. Additionally the camera is usable for a variety of AR applications. Input and control of the M100 consists of using the wirelessly connected smartphone or speech recognition voice control. Being a monocular device and therefore not designed for full-time viewing by the user, the M100 is designed for information “snacking” or content viewing limited to short sessions. Finally, as the M100 runs the standard Android OS, Ice Cream Sandwich version, it is compatible with thousands of existing titles “out of the box” and it allows for fast and easy third party applications to be developed, sold and downloaded to run directly in the M100 Smart Glasses. We are building an eco-system of developers around these smart glasses and anticipate that most of the software being developed can be used on future generations of our smart glasses.

At the January 2014 Consumer Electronics trade show, we also won an innovation award for the prototype of our binocular Smart Glasses technology. This new technology, based on our proprietary see-through waveguide optics and HD display technology, is designed to fit into the frames of designer-styled glasses. We intend to introduce binocular Smart Glasses within the next 12 months using this technology. These new smart glasses will allow users to see and augment the real world as if looking through a conventional pair of fashionable eyeglasses. Again, because this product will run the Android operating system and is built upon the eco-system we are building for the M100, a significant base of applications should already exist for them when we launch and newly developed applications will be easily enabled using these advanced AR functions.

We believe cloud or internet-connected Smart Glasses applications will be created for manufacturing, medical, field maintenance and repair, training, gaming and social media uses for both our monocular and binocular smart glasses product lines.

Custom Solutions and Engineering Solutions

We have in the past provided full optics systems, including head mounted displays, human computer interface devices, and wearable computers to commercial, industrial and defense customers. As a result of the sale of the TDG Assets in June 2012, we no longer pursue general engineering services work with defense or security organizations. Any future Defense R&D programs we participate in will be limited to the advancement of our waveguide technology and require the consent of TDG Acquisition Company, LLC (the purchaser of our TDG Assets, now operating as Six-15 Technologies), whose consent is not to be unreasonably withheld. We currently are fulfilling U.S. Navy Research labs waveguide engineering contract. In addition, we are also applying for additional follow-on DOD funding, in partnership with Six-15, to help accelerate the development of our waveguide optics. Any ultimate waveguide based products we create for defense or security markets will be exclusively marketed for us by Six-15.

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

During 2014 and 2013, we spent $1,752,560 and $1,751,397, respectively, on research and development activities. We expect to increase our research and development expenditures in the future as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may do so in the future.

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

We believe once commercialized, our low-power HD scanning engine and waveguide technologies will allow us to produce ultra-thin high-resolution eyeglass styled display systems at a low cost. We will then have fuller vertical integration of our supply chain which we believe will help us obtain us a strong competitive advantage. We estimate that commercialization of our low-power HD scanning engine and waveguide technologies will in total require approximately $3 to $5 million in funding and we are looking for outside funding sources to help fund this work. The commercialization of the waveguide technologies for our first product, the M2000, was completed in 2014. We are now focusing our efforts on the next generation waveguides and display engines that will shrink the entire assembly to a module that will fit in typical off-the-shelf sports sunglasses.

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

Our technologies enable us to provide low-cost, small form factor, high-resolution Video Eyewear products. To protect our technologies, we have developed a patent portfolio which currently consists of 39 issued U.S. and foreign patents and 10 pending U.S. and foreign patent applications. We also have several new invention disclosures, covering additional aspects of our waveguide technology and our smart glasses virtual display technology that are currently being prepared for purposes of submitting design and utility patent applications. Our U.S. patents expire on various dates from December 30, 2014 until November 13, 2029. Our international patents expire on various dates from May 30, 2015 until October 17, 2032. In addition, in connection with our sale of the TDG Assets, we received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

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

In addition to our various patents, we have 10 registered U.S. trademarks and 41 trademark registrations worldwide and 2 pending international trademark applications.

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

Most of our competitors’ products for mobile use are based on direct view display systems in which the user views the display device, or screen, directly without magnification. These products have several disadvantages compared to near-eye virtual displays and our wearable Video Eyewear products. If the screens are large enough to read a full conventional internet page or HD video without external magnification or image zooming, the products must be large and bulky, such as laptops, tablets, personal computers. If the displays are small, such as those incorporated in smartphones and smart watches, the screens can be difficult to read when displaying higher resolution content. Despite the limitations of direct view personal displays, advanced multi-media enabled smartphones and now smart watches are being produced in ever increasing volumes by a number of manufacturers, including Motorola, Inc., Nokia Corporation, Sony Ericsson Mobile Communications AB, Blackberry, Samsung Electronics Co., Ltd., LG Electronics Apple Inc. (Apple), Google, Pebble, Qualcomm and others. We expect that these large and well-funded companies, as well as newer entrants into the marketplace, will make products that are competitive with ours based on improvements to their existing direct view display technologies or on new technologies. Examples of new display technology include foldable displays, e-ink and Qualcomm’s mirasol reflective technology called IMOD. The “retinal” displays on the latest Apple iPads and iPhones provide very high resolution and are proving effective as mobile direct view personal displays for a variety of applications, including many that were once considered applications where Video Eyewear was superior.

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

Competition — Binocular Video Eyewear Products

Today, there are few companies that compete with Vuzix in the binocular Video Eyewear space; they include Carl Zeiss, Seiko Epson (Epson), Sony, and Acupix. Carl Zeiss introduced its first model called the Cinemizer several years ago and has updated to Oled displays but has restricted its sales primarily to Germany thus far. Epson and Sony are both selling products that look like the larger head mounted displays from 10 to 15 years ago. Epson ships their “Moverio” HMD and Sony introduced their “HMZ” HMD late in 2011 for home or fixed location use. Sony recently announced a third version of their HMZ with several claimed improvements designed to solve some of its many user comfort problems. We believe neither of these competitive products have been received well in the market place due to their bulky and non-user-friendly designs. Brother International also began marketing a see-through HMD on a limited basis in Japan in late 2011. In the fall of 2012, Acupix of Korea introduced a WVGA video eyewear model with HDMI inputs, but it lacks support for legacy video devices and user optical adjustments. In early January 2014, TDG Acquisition Company, LLC (the purchaser of our TDG Assets, now operating as Six-15 Technologies) announced its new Tac-Eye AR line of see-through AR products for its target marketplaces. A new entity, Oculus has been shipping developer kits for its large field of view VR goggle HMD called the Oculus Rift and has announced that a new model will be available in 2014. We believe the unit is very bulky relative to the wearer’s head and offers only limited resolution to each eye. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

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

In the VR and AR markets, there are few competitor in the consumer space with effectively no competition in all but the very high-end researcher market. Oculus is now selling a developers’ kit VR head mounted display and both Cinemizer and Sony have announced their intent to offer upgrades to their new products for virtual reality applications. Seiko Epson is selling a see through HMD that they have announced would be improved to include a camera for AR purposes. Today’s VR applications are primarily PC based entertainment applications, a market we believe Sony is not about to focus on against its PS4gaming console.

Further, industry bloggers have speculated that companies such as Apple and Microsoft may offer or support AR Video Eyewear products in the near future.

Competition — Monocular Video Eyewear Products

Although several companies produce monocular Video Eyewear, we believe that sales of their products to date have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests rather than commercial volume purchases for industrial applications. Current competitors in these markets are Liteye Systems, Inc., Lumus, Shimadzu Corporation, Kopin, Motorola, Creative Display Systems, Brother, Google, LLC, BAE Systems, Six-15 Technologies, LLC (the purchaser of our TDG Assets), Rockwell Collins, Inc. and its subsidiary Kaiser. Kopin has begun to aggressively promote its upcoming Golden-i that combines a speech recognition controlled head mounted computer with a monocular near-eye display and recently demonstrated several new monocular reference designs that they claim they are only licensing to OEM customers. The Motorola Solutions group introduced Golden-i in late 2012. Google has developed a wearable display device named Google Glass which is a headset product with similar form and function to our M100 Smart Glasses. In January 2015, Google stopped selling its first version of Glass. We expect that we will encounter competition in the future from major consumer electronics’ product companies and suppliers of imaging and information products for defense applications.

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

In the smart glasses and AR markets we are initially focused on the enterprise space and as such are building strategic marketing relationships with companies like SAP. In the case of SAP we are working with their internal development teams who are deploying pilot test programs in the field service and warehousing areas with their customers. We will be using the SAP sales and support team to address these customers. We are in parallel developing a value added reseller (VAR) network with leading companies in separate markets from warehousing to field service to medical. As these VARs finish their value added software we expect them to roll out their finished solutions to their customer base. We are also supporting direct sales with select larger key accounts. For our smart glasses we are also developing a rich eco system with application developers from around the world. To support this effort we opened an internet based developer center and in December 2014 introduced our application store where M100 customers can download and purchase application. We are also hosting many developer hackathon events with partners companies like NTT docomo and AT&T.

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

Our Video Eyewear and VR Video Eyewear products are currently sold directly to consumers through select specialty retailers, through catalogue offerings and through third party North American distributors including D&H. Our products over the last 24 months have been sold by the following U.S. based resellers and distributors: Hammacher Schlemmer, Macy’s , Amazon, D&H and directly from us through our website. Our latest Wrap 1200DX AR Video Eyewear models are not currently offered through third party resellers in North America, and must be purchased directly from Vuzix. Our website, www.vuzix.com is an important part of our direct sales efforts. For resellers with physical retail locations in the United States, we have in the past offered point of purchase systems that include a video frame running a slide show presentation about the products and an integrated fully functional Video Eyewear product that allows potential customers to use our products.

We currently sell our products internationally through distributors, resellers, and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the EU. In Japan, we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ two full-time staff in Japan. In spring 2008, we created a wholly owned subsidiary, Vuzix (Europe) Limited, through which to conduct our business in the EU and Middle Eastern markets. Resellers in 50 countries placed orders with us during 2014. We maintain a small European sales office in Oxford, England. We have also retained a sales consultant (who acts as our European Director of Operations), a UK public relations firm and a mobile applications consultant to provide us with advice regarding the European market. For customer support and warehousing, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU.

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

We currently purchase almost all of the microdisplays used in our products from Kopin. Our relationship with Kopin is generally on a purchase order basis and Kopin does not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. We procure a small percentage of our microdisplays from other sources such as Syndiant. While we do not manufacture our components, we own the tooling that is used to make our custom components with the exception of certain authentication chips and connectors that may be required to support industry standard device connectivity. We do not believe that we are dependent on our relationships with any supplier other than Kopin in order to continue to operate our business effectively. Kopin before we sold the TDG Assets had also been a significant customer of our night vision display electronics modules and owns just under 3% of our common stock. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products of they are co-branded. Such third party products represented less than 10% of our sales in 2014.

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

Employees

As of March 27, 2015, we had 31 full-time employees in North America: 5 in sales and marketing, distribution, and customer service; 12 in research and development and engineering services support; 7 in manufacturing, operations and purchasing; 1 in quality assurance; and 6 in accounting, management, IT, and administration. We also work with a group of sub-contractors, mainly for industrial and mechanical design assistance in the Rochester, New York area. To further our waveguide research development we work with various commercial and academic researchers in the United Stated and Finland. In Japan, we have 2 full-time employees and in the UK we have 1 full-time and 1 part-time contractor to manage our European sales and marketing activities.

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

We reported a net loss of $7,868,858 for the year ended December 31, 2014, and we reported net loss of $10,146,228 for the year ended December 31, 2013. We have an accumulated deficit of $44,161,390 as of December 31, 2014.

We may not achieve or maintain profitability in the future. In particular, we expect that our expenses relating to sales and marketing and product development and support, as well as our general and administrative costs, may increase, requiring us to increase sales in order to achieve and maintain profitability. If we do not achieve and maintain profitability, our financial condition will ultimately be materially and adversely affected and we would eventually be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls over financial reporting were ineffective as of December 31, 2014 which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2014, our management has determined that our disclosure controls and procedures and internal controls over financial reporting were ineffective because of material weaknesses including a financial reporting and close process that does not ensure accurate financial reporting on a timely basis, limited segregation of duties, lack of adequate monitoring of subsidiaries, and weaknesses in our inventory control.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls during our 2015 fiscal year. With the closing of our private placement of Series A Preferred Stock in January 2015 (the “Series A Private Placement”) we now have the financial resources to permit the hiring of additional staff and the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if other material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we may be subject to class action litigation. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Prior to the sale of the TDG Assets in June 2012, we depended on defense related engineering contracts and the sales of specialized products to defense customers for up to 60% of our sales each year and as a result our sales and our revenues have materially declined and may not return to their pre-2012 levels or increase unless we develop new markets and products.

Since inception, a substantial portion of our sales have been derived from the sale of night vision display drive electronics to two suppliers to the U.S. government. As a result of our sale of the assets that comprised our Tactical Defense Group in June 2012 (the “TDG Assets”), we no longer sell night vision display drive electronics, which has materially reduced our revenue and cash flow and could materially adversely affect our ability to achieve or maintain profitability in the future.

The next largest source of our revenues has been sales directly to the U.S. Department of Defense, primarily for research and development engineering programs. As a result of the sale of the TDG Assets, we no longer perform general engineering services for the U.S. Government and/or its defense contractors, but rather only waveguide related services, unless so requested by the buyer of the TDG Assets. Under our Asset Purchase Agreement with the purchaser of the TDG Assets, all future U.S. government sales of waveguide development and related engineering services by us must be approved by the buyer. We have no long-term contracts with the U.S. government for engineering services on our waveguide technologies. We expect to submit proposals for additional development contract funding in cooperation with the buyer. However, development contract funding is subject to legislative authorization and, even if funds are appropriated, such funds may be withdrawn based on changes in government priorities.

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

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.

The market for display devices, including Video Eyewear, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, and Toshiba Corporation, and large software and other products companies such as Google and Microsoft. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with channel partners;

•	access to larger established customer bases;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios; and

•	the ability to bundle competitive offerings with other products and services.

Moreover, smartphones, tablets and new wearable devices with ever growing larger video display screens and computing power have significantly improved the mobile personal computing experience. It is possible that, in the future, the manufacturers of these devices, such as Apple Inc., Samsung, LG, and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any of which could substantially harm our business and results of operations.

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

We cannot rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. Furthermore, because we have historically often depended on a small number of customers for the majority of our sales, the ramifications of these risks is greater than if we had a greater number of customers. As a result of our lack of long-term purchase orders and purchase commitments, we may experience a rapid decline in our sales and profitability.

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

Our accounts receivable represented approximately 19% and 13% of our total current assets as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 three customers owed us approximately 60% of our total accounts receivable. At certain times there can be substantial amounts and concentrations of our accounts receivable, and if any of our major customers fails to pay us amounts owed in a timely manner, we could suffer a significant decline in cash flow and liquidity which could adversely affect our ability to pay our liabilities and to purchase inventory to sustain or expand our current sales volume and adversely affect our ability to continue our business.

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

If we do not effectively maintain and further develop our sales channels for our consumer focused products, including developing and supporting our retail sales channel and distributors, our business could be harmed.

We depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our Video Eyewear products. In the United States, we primarily sell our products directly from our website and through a mix of retail channels and specialty retailers, some of which we reach certain U.S. markets through distributors. In international markets, we primarily sell directly to consumers or through distributors who in turn sell to local retailers.

We depend on our distributors to reach certain market segments in the United States and to reach our international retailers. Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, we might need to find another distributor in that area, and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.

Our future growth and profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.

Our future growth and profitability from our consumer, commercial and industrial products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

•	create awareness of our brand and products, including general awareness of Video Eyewear and the new Smart Glasses product category;

•	convert consumer awareness into actual product purchases;

•	identify the most effective and efficient levels of spending for marketing expenditures in our new target market;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	successfully offer to sell our products or license our technology to third party companies for sale under their own brand name as OEM partners; and

•	select the right markets in which to market our products.

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

In contrast, a substantial portion of our expenses are personnel related and include salaries, stock-based compensation, benefits and research and development expenses, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on our results from operations in the short term.

Our products require ongoing research and development and we may experience technical problems or delays, which could lead our business to fail.

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

We believe that since the closing of the Series A Private Placement on January 2, 2015 we have sufficient funds to maintain our current levels of expenditure for research and development of new products and technologies, and to obtain and maintain patents and other intellectual property rights in these technologies. If we cannot obtain any necessary future additional capital when needed, we might be forced to reduce our research and development efforts which could materially and adversely affect our business. If we attempt to raise capital in an offering of shares of our common stock, preferred stock, convertible securities or warrants, our then-existing stockholders’ interests will be diluted.

We depend on advances in technology by other companies and if those advances do not materialize, some of our anticipated new products could be delayed or cancelled.

We rely on and will continue to rely on technologies (including microdisplays) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us. We are attempting to mitigate this risk by exploring ways to develop our own microdisplay technologies using LED scanning displays, but there can be no assurance that we will be successful in doing so.

If we fail to keep pace with changing technologies, our business and results of operations may be materially adversely affected.

Rapidly changing customer requirements, evolving technologies and industry standards characterize the consumer electronics, wireless phone, and display industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences. If we cannot keep pace with these changes, our business could suffer. For example, the market segment for our M100 Smart Glasses Video Eyewear, a hands-free cloud computing product that began shipping in late 2013, is part of the new wearable technology category that may not develop or may take longer to develop than we anticipate which may impact our ability to grow revenues.

If microdisplay-based personal displays do not gain some reasonable level of acceptance in the market for mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one-inch, most of which are based on direct view liquid crystal display, or LCD and organic light emitting display, or OLED technology. A number of companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, small direct view LCDs. Many of the leading manufacturers of these larger direct view LCDs, including LG Electronics, Royal Philips Electronics, Samsung Electronics Co., Ltd., Sony Corporation, HiMax, Omnivision, Citizen, and Sharp Corporation, are large, established companies with global marketing capabilities, widespread brand recognition and extensive financial resources. Advances in direct view LCD and OLED technology or other technologies may overcome their current limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our Video Eyewear technology and cause our business strategy to fail.

Another product incorporating recently developed technology is a handheld projector that utilizes microdisplays and optics to project digital images onto any nearby viewing surface, such as a wall. These devices are referred to as pocket projectors or Pico projectors and are designed to overcome the limitations of the native small screen on smartphones and other mobile devices. As a result we view Pico projector as an competitive alternative to our mobile displays. Pico projectors use either liquid crystal on silicon displays (LCOS), digital light processing displays (DLP) or color lasers to create their image. To date, we believe Pico projectors have had higher unit sales than Video Eyewear primarily because of their cost advantage, which results from their requiring only a single display. Pico projectors have recently been incorporated into cellular phones in an effort to produce a shareable large screen that is easier to view.

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

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc., Sony, Epson, Google, Brother International, 5DT Inc., eMagin Corporation, Kopin Corporation (Kopin), MicroVision, Inc. (Microvision), Lumus Ltd. (Lumus), Kaiser Electro Optics Inc., Toshiba, TDG Acquisition Company, LLC (the purchaser of the TDG Assets, now operating as Six-15 Technologies) in certain markets, and Accupix of Korea. Oculus, a new startup company that was purchased by Facebook in March 2014, intends to introduce a very wide field of view head-worn goggle system. In September 2014, Samsung announced its plans to introduce a virtual reality, or VR product, its Gear VR, which allows its Note 4 smart phone to be mounted in a head worn goggle frame to create an Oculus content compatible immersive VR system. The Gear VR began shipping in early 2015 and Samsung recently announced forthcoming Gear VR models for its upcoming Galaxy 6 smart phones. Numerous other start-up companies have announced their intentions to offer AR smart glass and VR products and developer kits in the near future. Recently, Razer demonstrated its Open-Source VR Gaming head worn goggle system similar to the Oculus developer kit, and Carl Zeiss demonstrated its VR One, a head worn goggle for existing smart phones with larger direct view screens for VR applications, like the Samsung Gear VR. Further, industry blogs have speculated that companies such as Apple and Microsoft may offer or support VR and AR Video Eyewear products in the near future. In January 2015, Microsoft introduced its Hololens project, a head worn AR smart glass helmet with transparent holographic optics. No pricing, technical details, or release date has been made other than developer kits will be available in 2015. The Gear VR and Zeiss VR One utilize the wearer’s existing smart phone rather than microdisplays which reduces the cost of these VR systems substantially, assuming the customer already owns the compatible smart phone. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies and near-eye products that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a reasonable portion of the personal display market, our business strategy may fail.

Our business and products are subject to government regulation and we may incur additional compliance costs or, if we fail to comply with applicable regulations, may incur fines or be forced to suspend or cease operations.

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the European Union, or EU, China and other jurisdictions in order to be sold in those jurisdictions. Our smart glass products include wireless radios and receivers which require additional emission testing. We are also subject to various governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS, issued by the EU effective July 1, 2006. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead.

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

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive, or the RoHS Directive, and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The RoHS Directive and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with the RoHS Directive requirements, we cannot assure you that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows and, although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business and financial condition.

New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.

As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

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

The value of our personal display, smart glass and related technologies is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. We intend to continue to pursue additional patent protection for our new products and technology. Although we own many patents covering our technology that have already been issued, we may not be able to obtain additional patents that we apply for, our patents may be found invalid if challenged and our patents may not afford the degree of protection that we desire or require.

Any patent or trademark owned by us may be challenged and invalidated or circumvented. Patents may not issue from any of our pending or future patent applications. Any claims and issued patents or pending patent applications may not be broad or strong enough to adequately protect our business. Effective intellectual property protection may be unavailable or limited in certain foreign countries.

Unauthorized parties may attempt to copy or otherwise use aspects of our processes and products that we regard as proprietary. Policing unauthorized use of our proprietary information and technology is difficult and our efforts to do so may not prevent misappropriation of our technologies. We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products and, if unsuccessful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We require employees, consultants, financial advisors, suppliers and strategic partners to enter into confidentiality agreements, but these agreements may not provide sufficient protection for our trade secrets, know-how or other proprietary information

Our products could infringe on the intellectual property rights of others.

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

Our intellectual property rights and proprietary rights may not adequately protect our products.

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 39 issued patents and 10 patent applications pending. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we were the first to conceive of or invent the inventions covered by each of our issued patents and pending patent applications;
•	we were the first to reduce to practice inventions covered by each of our issued patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;
•	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;
•	we will develop additional proprietary products, services, technologies or designs that are patentable; or
•	the patents of others will have an adverse effect on our business.

The patents we own or license and those that may be issued to us in the future may be challenged, invalidated, rendered unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. We cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies’ patents.

We have registered and applied to register certain of our trademarks in several jurisdictions worldwide. In some jurisdictions where we have applied to register our trademarks, other applications or registrations exist for the same, similar or otherwise related products or services. If we are not successful in arguing that there is no likelihood of confusion between our marks and the marks that are the subject of the other applications or registrations owned by third parties, our applications may be denied, preventing us from obtaining trademark registrations and adequate protection for our marks in the relevant jurisdictions, which could impact our ability to build our brand identity and market our products and services in those jurisdictions. Whether or not our application is denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in the United States or other jurisdictions.

Even in those jurisdictions where we are able to register our trademarks, competitors may adopt or apply to register similar trademarks to ours, may register domain names that mimic ours or incorporate our trademarks, or may purchase keywords that are identical or confusingly similar to our brand names as terms in Internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our products and services. If we are not successful in proving that we have prior rights in our marks and arguing that there is a likelihood of confusion between our marks and the marks of these third parties, our inability to prevent these third parties from use may negatively impact the strength, value and effectiveness of our brand names and our ability to market our products and prevent consumer confusion.

The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. To protect or enforce our intellectual property rights, we may initiate proceedings or litigation against third parties. Such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation also may be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us. These claims could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate and the damages or other remedies awarded, if any, may be commercially valuable. The occurrence of any of these events may adversely affect our business, financial condition and operating results.

If we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue and profitability.

Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing customer demands in a timely manner. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by customers, our competitors may introduce more attractive products, which could hurt our competitive position. Our new products might not receive customer acceptance if their preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower revenue and excess inventory levels.

As we continually seek to enhance our products, we may incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for these additional costs.

If our customers are not satisfied with our technical support or software updates on some of our products, they may choose not to purchase our products, either of which would adversely impact our business and operating results.

Our business relies, in part, on our customers’ satisfaction with the technical support and software updates we provide to support our products. If we fail to provide technical support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products, customers may choose not to purchase additional products and we may face brand and reputational harm, which could adversely affect our operating results.

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

Products incorporating microdisplays and wearable computers could become subject to new health and safety regulations that would reduce our ability to commercialize these near-eye display products. Compliance with any such new regulations could increase our cost to develop and produce products using the microdisplay display engine and adversely affect our financial results.

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.

We generally provide a one-year warranty on all of our products, except in the European Union, or EU, where we provide a two-year warranty on all of our products. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.

Our dependence on sales to distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

We expect the majority of our distributor relationships for our Video Eyewear and Smart Glasses products and their accessories to involve distributors taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

In the recent past, the economy in the United States and elsewhere has experienced periods of slower economic activity, large government debt levels and operating deficits, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, and (ii) demand for our current and future products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

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

We purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies, and, up until most recently, have performed the final assembly of our products ourselves in our Rochester, New York facility. In September 2014, we began the final assembly of our M100 Smart Glasses product in China. We expect to continue to perform final assembly of certain of our Video Eyewear products ourselves over the short term and use our Rochester facility primarily for the final assembly initial production runs of new products. However, if our volume increases and cost effective third party sourcing becomes feasible, we anticipate that we may outsource the bulk of the final assembly, with the possible exception of certain critical optical and display components. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products and most recently the M100 Smart Glasses, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, quotas, export controls, export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political instability in the countries in which our suppliers operate, particularly in China, Korea and Taiwan;

•	changes or volatility in currency exchange rates.

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and their ability to continue expanding into international markets.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-bribery laws in other jurisdictions in which we operate.

The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery and anticorruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anticorruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot be assured that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act or other anti-bribery or anticorruption laws. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery or anticorruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers despite such precautions. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations” in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation expense, software development costs, derivatives and fair value measurements, excess and obsolete inventory write-downs, warranty reserves, and long-lived assets.

We are exposed to increased regulatory oversight and incur increased costs as a result of being a public company whose common stock is listed on the NASDAQ Capital Market.

As a public company, we incur and will continue to incur costs associated with our public company reporting requirements and corporate governance requirements, including meeting the additional requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. These rules and regulations have increased over the last decade, and will continue to increase, and will continue to make, certain activities more time consuming and costly. Further, we will be incurring costs in connection with hiring additional accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. Any of these expenses could harm our business, operating results and financial condition. In January 2015, our common stock was approved for listing on the NASDAQ Capital Market, as a result of which we will incur increased costs associated with satisfying the listing requirements and rules of the NASDAQ Stock Market.

Any significant disruption to our ecommerce business could result in lost sales.

Our sales through our ecommerce channel have been growing. Sales through vuzix.com and our related EU, UK and Japanese web stores generally have higher profit margins than sales through resellers. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct to consumer ecommerce business through vuzix.com depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that adversely affect our operating results.

We utilize third party vendors for our customer-facing ecommerce technology, portions of our order management system and fulfillment internationally. We depend on our technology vendors to manage “up-time” of the front-end ecommerce store, manage the intake of our orders, and export orders for fulfillment. In the future, we could begin to run all or a greater portion of our ecommerce components ourselves rather than use third party vendors. Any failure on the part of our third party ecommerce vendors or in our ability to transition third party services effectively could result in lost sales and harm our business.

Failure to adequately protect customer data could harm our brand and our reputation in the marketplace.

Changing regulations and laws governing the Internet, data privacy, data protection and ecommerce transactions (including taxation, pricing and electronic communications) could impede the growth of our ecommerce business, increase our cost of doing business and limit our ability to collect and use information collected from our customers. Further, new regulations limiting our ability to collect, use and disclose customer data, or imposing additional requirements with respect to the retention and security of customer data, could limit our marketing activities and could adversely affect our business and financial condition.

In connection with our ecommerce services, we process, store and transmit customer data. We also collect customer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, ecommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our ecommerce business.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business. This is especially an issue while our staff is small. We are dependent upon the active participation of several key management personnel, including Paul J. Travers, our President and Chief Executive Officer. Mr. Travers is critical to the strategic direction and overall management of our company as well as our research and development process. Mr. Travers is an at-will employee and there are no vesting restrictions on any of the common stock that he owns other than on some incentive stock options representing less than 2% of his total holdings. The loss of Mr. Travers could adversely affect our business, financial condition and operating results. We do not carry key person life insurance on any of our senior management or other key personnel other than our CEO. While we have life insurance coverage on our CEO, we do not believe the coverage would be sufficient to completely protect us against losses we may suffer if his services were to become unavailable to us in the future. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in Rochester, New York. If he becomes unable to legally or efficiently travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

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

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launch: With the growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed;

•	Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory; and

•	Support Processes: To manage the growth of our operations, we will need to continue to improve our transaction processing, operational and financial systems, and procedures and controls to effectively manage the increased complexity. If we are unable to scale and improve these areas, the consequences could include: delays in shipment of product, degradation in levels of customer support, lost sales, decreased cash flows, and increased inventory. These difficulties could harm or limit our ability to increase our sales.

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

Risks Related to Manufacturing

We do not manufacture our own microdisplays, one of the key components of our Video Eyewear and Smart Glasses products, and we may not be able to obtain the microdisplays we need.

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our Video Eyewear products. We currently purchase almost all of the microdisplays used in our products from Kopin. Our relationship with Kopin generally is on a purchase order basis and Kopin does not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. Kopin could discontinue sourcing merchandise for us at any time. If Kopin were to discontinue its relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if Kopin or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Recently several new LCOS and alternative OLED suppliers have begun offering microdisplays suitable for use in our products. These manufacturers include Syndiant, Texas Instruments, OmniVision, HiMax, eMagin, Silicon Microdisplay, Sony, Omnivision, Citizen and others. With new tooling and electronics any one of these alternative displays could be incorporated into our products but our costs of production could be higher and make our products uneconomic for the marketplace.

Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source.

If we lose access to components from a particular supplier, or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect to meet our needs as they allocate components to other customers. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new suppliers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products. Our reliance on single source, or a limited number of, suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price increases;

•	timely delivery;

•	component quality;

•	failure of a key supplier to remain in business and adjust to market conditions;

•	delays in, or the inability to execute on, a supplier roadmap for components and technologies; and

•	natural disasters, fire, acts of terrorism or other catastrophic events.

Our inability to obtain sufficient quantities of high quality components or services on a timely basis could result in future manufacturing delays, increased costs and ultimately in reduced or delayed sales or lost orders which could materially and adversely affect our operating results.

We do not control our contract manufacturers or suppliers, or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.

We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices, or require them to comply with a formal code of conduct. Though we conduct periodic visits to some of our contract manufacturers and suppliers, these visits are not so frequent or thorough enough to detect non-compliance with applicable laws and good industry practices. A violation of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation. In addition, we may choose to seek alternative manufacturers or suppliers if these violations or failures were to occur. Identifying and qualifying new manufacturers or suppliers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. Other consumer products companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation, reduce demand for our products and harm our ability to meet demand if we need to identify alternative manufacturers or suppliers.

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

The availability of certain of the components that we require to produce our Video Eyewear and Smart Glasses products may decrease. As the availability of components decreases, the cost of acquiring those components ordinarily increases. High growth product categories such as the consumer electronics and mobile phone markets have experienced chronic shortages of components during periods of exceptionally high demand. If we do not properly anticipate the need for or procure critical components, we may pay higher prices for those components, our gross margins may decrease and we may be unable to meet the demands of our customers and end-users, which could reduce our competitiveness, cause a decline in our market share and have a material adverse effect on our results of operations.

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

Risks Related to Our Common Stock

The rights of holders of common stock may be impaired by the possible future issuance of additional preferred stock.

Our board of directors has the right, without approval of the holders of our common stock, to issue additional preferred stock with voting, dividend, conversion, liquidation and other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock other than the Series A Preferred Stock currently outstanding or to create any additional series of preferred stock, we may issue these shares in the future.

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

We have not paid dividends in the past and do not expect to pay dividends in the future on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, debt covenants in place, and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholders’ investment will only occur if our stock price appreciates. In addition, the holder of our outstanding shares of Series A Preferred Stock is entitled to certain dividends prior to payments of dividends to holders of common stock.

If securities analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. Securities analysts have only recently commenced research coverage on us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our issuance of common stock upon conversion of convertible notes or preferred stock or exercise of warrants or options may depress the price of our common stock.

As of March 27, 2015, we have issued and outstanding 15,862,418 shares of common stock, 49,626 shares of Series A Preferred Stock convertible into 4,962,600 shares of common stock, an aggregate of $2,037,500 in principal amount of convertible notes convertible into an aggregate of 905,556 shares of common stock, warrants to purchase 537,103 shares of common stock, and options to purchase 720,551 shares of common stock. The issuance of shares of common stock upon conversion of convertible notes or preferred stock, or exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The interests of the holder of our Series A Preferred Stock, which holds shares representing approximately 24% of the voting power of our stock and has the right to nominate and elect two directors, may conflict with the interests of our other stockholders.

On January 2, 2015, we entered into and closed a Series A Preferred Stock Purchase Agreement, pursuant to which we issued and sold to Intel Corporation (the “Series A Purchaser”) 49,626 shares of Series A Preferred Stock . Each share of Series A Preferred Stock is convertible into 100 shares of common stock and votes on an-converted basis with the common stock. The shares issuable upon conversion of the Series A Preferred Stock then represented approximately 30% of the total voting power of our outstanding stock. As of the date of this filing, the shares issuable upon conversion of the Series A Preferred Stock represent approximately 24% of the total voting power of our outstanding stock. The Series A Purchaser will be able to vote this significant amount of shares with respect to any matter submitted to stockholders for a vote. In addition, the Series A Purchaser is entitled to nominate and elect two additional directors to the Company’s Board of Directors (the “Board Election Right”), one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Series A Purchaser has not yet exercised the Board Election Right, but if it does so, the Series A Purchaser will have increased influence over matters considered by the Board of Directors. The Series A Purchaser may exercise its stockholder rights in a way that it believes is in its best interests, which may conflict with the interests of our other stockholders.

Sales of common stock by the Series A Purchaser may depress the price of our common stock.

The shares of common stock issuable upon conversion of the outstanding shares of Series A Preferred Stock currently represent approximately 24% of our outstanding common stock, giving effect to conversion of such shares of Series A Preferred Stock. Resale of such conversion shares by the Series A Purchaser may depress the price of our common stock.

Item 1B.   Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2. Properties

We lease approximately 8,800 square feet at our facilities located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623. In this facility, we have located our manufacturing, research and development, sales and administration offices. We currently pay approximately $65,000 per year in rent, including common area maintenance costs. The existing one-year lease will expire on September 30, 2015.

We believe that this facility is in good operating condition and currently adequately serves our needs, however we intend to move to expanded premises when the lease on our current facilities is up. We anticipate that, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $10,500 per annum. This location is leased pursuant to a renewable two-year lease which is set to expire on September 29, 2015.

In Tokyo, Japan, we rent 175 square feet of office space at a cost of approximately $25,000 per annum. This location is leased pursuant to a renewable one-year lease which is set to expire on March 1, 2016.

Item 3. Legal Proceedings

We are not currently involved in any pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or that our property is subject to. To our knowledge, there are no material legal proceedings to which any of our directors, officers or affiliates, or any beneficial owner of more than five percent of our common stock, or any associate of any of the foregoing, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the NASDAQ Capital Market under the symbol “VUZI”. Prior to January 28, 2015 our stock was quoted in the United States on the OTCQB under the symbol “VUZI”.

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for Vuzix’ common stock as quoted on the OTCQB. The quotations on the OTCQB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Vuzix Stock Prices	Low	High

Fiscal Quarters
First 2014	$2.45	$4.58
Second 2014	2.10	3.45
Third 2014	2.42	4.14
Fourth 2014	2.65	4.75

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2013	$3.70	$9.00
Second 2013	2.25	7.30
Third 2013	1.80	6.50
Fourth 2013	2.12	3.91

The prices listed in the above price tables are adjusted to reflect the impact of our 1 for 75 reverse stock split, which was effective February 6, 2013.

Our common stock was previously traded on the TSX Venture Exchange, or the “TSX-V”, under the symbol “VZX”, but was delisted on November 14, 2013.

Holders of Record

As of March 27, 2015, there were 41 holders of record of our common stock.

Dividends

We currently do not pay regular dividends on our outstanding common stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our board of directors may deem relevant.

Shares of Series A Preferred stock are entitled to receive dividends at a rate of 6% per annum, compounded quarterly and payable in cash or in kind, at our discretion.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2014.

Equity Compensation Plan Information

     The following table provides information about our equity compensation plans as of December 31, 2014.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(2)	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	720,551	$4.46	457,500
Equity compensation plans not approved by security holders	—	—	—

Total	720,551	$4.46	457,500

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes shares available under our 2014 Equity Incentive Plan.

Item 6.           Selected Financial Data

Not required for a smaller reporting company.

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

Overview

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays or HMDs), smart glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays (NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. In the 4th quarter of 2014, we started shipping smart glasses, a new category of Video Eyewear that has much of the capabilities of a smartphone including wireless internet access but that is worn like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

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

Valuation of Inventories

Inventory is stated at the lower of cost or market, with cost determined on a weighted average first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing, to sales, to production, to after-sale support. If actual demand, market conditions or product lifecycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses in the future will be dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2014 or 2013.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. We recorded an impairment charge of $104,716 representing cost of $166,500, less accumulated amortization of $61,784 in 2014, and an impairment charge of $73,423 representing cost of $98,797, less accumulated amortization of $25,374 in 2013 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $423,849 as of December 31, 2014, because management believes that its value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 to 5 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The value of the unamortized software development costs remaining, were valued (net of accumulated amortization) at $787,738 as of December 31, 2014, because management believes that its value is recoverable.

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

Derivatives and Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at their issuance date and subsequently they are remeasured. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term derivative liabilities.

Significant unobservable inputs are used in the fair value measurement of the Company’s derivative liability. The primary input factors driving the economic or fair value of the derivatives warrants and convertible notes are the stock price of the Company’s shares; the price volatility of the shares, reset events, and exercise behavior. An important valuation input factor used in determining fair value was the expected volatility of observed share prices and the probability of projected resets in warrant exercise and note conversion prices from financing before each security’s maturity. For exercise behavior the Company assumed that without a target price of 2 times the projected reset price or higher that the holders of the warrants and convertible notes would hold to maturity. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern and that holding to maturity was reasonable. Further the January 2, 2015 Series A Preferred financing reduced the expected probably to near zero for price resets from financing events.

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

Stock-Based Compensation

Our board of directors approves grants of stock options to employees to purchase our common stock. A stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a “critical accounting estimate” because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. Any future recorded value of our deferred tax assets will be dependent upon our ability to generate taxable income in the jurisdictions in which we operate. These assets consist primarily of credit carry-forwards and net operating loss carry-forwards and the future tax effect of temporary differences between balances recorded for financial statement purposes and for tax return purposes. AA valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date we have determined a 100% valuation allowance is required and accordingly no amounts have been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is in excess of the nil amount currently recorded, an adjustment of the valuation allowance would increase income to be recognized in the period such determination was made.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company currently has no uncertain tax positions.

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

Results of Operations for Fiscal Years Ended December 31, 2014 and December 31, 2013

The following table compares the Company’s consolidated statements of operations data for the twelve months ended December 31, 2014 and 2013.

	Years Ended December 31,
	2014	2013	Dollar Change	% Increase (Decrease)

Sales of Products	$2,474,559	$1,856,806	$617,753	33%
Sales of Engineering Services	557,517	532,247	25,270	5%

Total Sales	3,032,076	2,389,053	643,023	27%

Cost of Sales — Products	1,884,678	1,354,909	529,769	39%
Cost of Sales — Engineering Services	217,233	227,186	(9,953)	(4%)

Total Cost of Sales	2,101,911	1,582,095	519,816	33%

Gross Profit	930,165	806,958	123,207	15%
Gross Margin %	31%	34%		(3%)

Operating Expenses:
Research and Development	1,752,560	1,751,397	1,163	0%
Selling and Marketing	1,232,520	1,091,514	141,006	13%
General and Administrative	2,593,384	2,165,341	428,043	20%
Depreciation and Amortization	279,317	377,840	(98,523)	(26%)
Impairment of Patents and Trademarks	104,716	73,423	31,293	43%

Loss from Operations	(5,032,332)	(4,652,557)	(379,775)	8%

Other Income (Expense)
Other Taxes	(83,419)	(88,274)	4,855	5%
Foreign Exchange Loss	(2,713)	(13,692)	10,979	80%
Loss on Sale of Assets	—	(40,352)	40,352	100%
Gain (Loss) on Debt Conversions and Extinguishment	29,262	(1,272,296)	1,301,558	102%
Loss on Derivative Valuation	(2,194,001)	(3,575,278)	1,381,277	(39%)
Amortization of Senior Term Debt Discount	(393,525)	—	(393,525)	(100%)
Interest Expense	(192,130)	(503,779)	311,649	(62%)

Total Other Income (Expense)	(2,836,526)	(5,493,671)	2,657,145	48%

Loss from Before Provision for Income Taxes	(7,868,858)	(10,146,228)	2,277,370	22%
Provision for Income Taxes	—	—	—	—

Net Loss	$(7,868,858)	$(10,146,228)	$2,277,370	22%

Sales.    The increase in 2014 Product sales over 2013 was primarily the result of a 312% increase in monocular Video Eyewear sales of the M100 Smart Glasses and M2000AR waveguide products. Offsetting this increase was a 45% decrease in sales of our Wrap series of video viewers and AR/VR products in 2014 as compared to 2013. These Wrap products were being phased out and we had limited quantities left for sale in the second half of 2014 versus 2013 when the Wrap was still in volume production.

 Cost of Sales and Gross Margin.   Cost of product revenues and engineering services is comprised of materials, components, labor and manufacturing overheads, and amortization of software development costs related to the production of our products and rendering engineering services. The decreased gross margin percentage earned in 2014 was primarily the result of a start-up manufacturing costs of approximately $72,000 incurred for M100 manufacturing in China in the summer of 2014 and the amortization of software development costs of $71,613, together representing 4.7% of total sales. Additionally M100 sales to Lenovo in China are at a lower margin than the average earned on M100 sales made elsewhere.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs. Comparing 2014 versus 2013 research and development costs, there was a reduction in 2014 salaries of $74,198 as the result of capitalizing portions related to software development costs, a reduction of $46,700 in rent related costs allocated to research and development activities, a $42,342 increase in consulting fees related to new product development, a $67,859 increase in research and development supplies and materials, and a $13,587 increase in travel expenses travel expenses in 2014 over 2013 the result of increased costs to support the commencement of M100 manufacturing in China.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs, consulting fees and sales commissions paid to full-time staff and outside consultants. The increased costs for 2014 was mainly attributable to higher personnel salary costs and increased travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. Investor relations costs totaled $513,700 for the year ended December 31, 2014, an increase of $259,092 over the 2013 costs of $254,608 for the same period. The Company increased its level of IR activities with its consultants and attended more investor conferences. Travel costs totaled $166,706 for the year ended December 31, 2014, an increase of $43,886 over the same period’s spending in 2013. These costs increased due to expanded international travel to Asia and within the US to investor conferences. Consulting costs totaled $57,374 for the year ended December 31, 2014, an increase of $45,520 over the same period’s spending in 2013. Computer and IT related costs totaled $77,651 for the year ended December 31, 2014, an increase of $32,629 over the same period’s spending in 2013. A large portion of this increase was the result of making the IT function a full-time position in 2014 whereas in 2013 it was part-time function of a given staff member. And finally salaries, external director fees and stock compensation expenses increased to $978,709 for the year ended December 31, 2014 as compared to $919,796 for the same period in 2013, an increase of $58,913. For the year ending December 31, 2014, total external director fees were $31,600 versus $-0- for the 2013 year.

Depreciation and Amortization.   The reduction in depreciation and amortization expense is due to assets that have become fully depreciated and lower capital expenditures over the last 2 fiscal years.

Other Income (Expense).   Other income and expenses was primarily attributable to two items. The Company recorded a loss of $2,194,001 on the derivative liability valuation mark-to-market revaluation for 2014 versus $3,575,278 in 2013, a reduction of $1,381,277. Secondly, in 2013 the Company recorded a Loss on Debt Extinguishment of $1,272,296 related to the early repayment of two debentures upon the closing of our August 5, 2013 public offering. These costs included early payment penalties, write-off of unamortized debt issuance costs, and write-off of unamortized term debt discounts. A net gain of $29,262 was recorded on the conversion of notes for the year ending December 31, 2014 resulting from the extinguishment of the debt and the related derivative liability. There were no such gains in 2013. The provision for other taxes for 2014 was $83,419 compared to $88,274 for 2013. The composition of each year’s other taxes provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which increased substantially due to the reverse stock split effected in February 2013. The balance represents Japanese branch taxes which currently average approximately $12,000 per annum.

Provision for Income Taxes. There were no provisions for income taxes in 2014 or 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $84,967, a decrease of $225,173 from $310,140 as of December 31, 2013.

At December 31, 2014, we had current liabilities of $3,386,588 compared to current assets of $1,959,449 which resulted in a negative working capital position of $1,427,139. As at December 31, 2013 we had a negative working capital position of $1,981,232. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $4,609,050 of cash for 2014 compared to $5,091,550 in 2013. The major non-cash operating items for 2014 resulted from a $237,006 decrease in accounts payable, a $168,613 increase in accounts receivable and a $208,367 increase in prepaid expenses. The major non-cash operating items for 2013 resulted from a $266,446 reduction in inventory, a $379,634 reduction in accounts payable and a $44,320 increase in accounts receivable.

Investing Activities.   Investing activities used $901,340 of cash for 2014 as compared to a use of $459,194 for the same period in 2013. In 2014, we used $195,903 of cash primarily for the purchase of computer equipment additions and tooling, as compared to $145,929 for the same period in 2013. The costs of registering our intellectual property rights were $86,647 in 2014 and $72,704 in the same period in 2013. We invested $618,790 in software development costs related to our products in 2014, as compared to $240,561 in 2013.

Financing Activities.   We generated $5,285,217 of cash from financing activities in 2014 as compared to generating $5,794,330 of cash from financing activities in 2013. During 2014, the primary source of cash were the gross proceeds from the sale of senior convertible notes of $3,000,000, less direct offering associated costs of $139,340, the proceeds of $2,682,669 from the exercise of warrants for cash, less the repayment of $345,968 in short-term notes payable.

During 2013, the primary source of cash were the gross proceeds from the public offering of $8,050,000, less direct offering associated costs of $1,204,799, the proceeds of $1,000,000 from the sale of a convertible debenture less issuance costs of $183,809, and $382,884 from the sale of notes payable, less the repayment of $2,137,983 in long and short-term notes payable.

Capital Resources.   As of December 31, 2014, we had a cash balance of $84,967, a decrease of $225,173 from $310,140 as of December 31, 2013. The outstanding balance under our line of credit as of December 31, 2014 was $112,500 versus $-0- as of December 31, 2013.

On June 3, 2014, we entered into and closed a securities purchase agreement (the “June 2014 Purchase Agreement”) with various accredited investors (the “June 2014 Investors”) pursuant to which we issued and sold to the June 2014 Investors a total of $3,000,000 principal amount of 5% Senior Secured Convertible Notes (the “June 2014 Notes”). There are no scheduled payments on the June 2014 Notes, which are due on June 3, 2017, prior to maturity. Interest on the June 2014 Notes accrues at the rate of 5% per year, compounded annually, and is payable at maturity in cash, or (provided certain conditions are met) in shares of common stock valued at the then effective conversion price. The June 2014 Notes are convertible into common stock at an initial conversion price of $2.25 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and under their original terms in the event of subsequent sales of common stock or securities convertible or exercisable for common stock, at a price per share lower than the then effective conversion price, subject to certain exceptions. The Company is not permitted to prepay any portion of the principal amount of the June 2014 Notes without the prior written consent of the June 2014 Investors unless certain conditions are met.

During 2014, holders of the warrants issued in our public offering which closed on August 5, 2013 exercised for cash warrants for the purchase of 1,192,296 shares of common stock and the Company received proceeds of $2,682,669 from such warrant exercises.

On January 2, 2015 (the “Series A Closing Date”), we entered into and closed a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold to the Series A Purchaser, an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000 (the “Series A Private Placement”). Each share of Series A Preferred Stock is convertible, at the option of the Series A Purchaser, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price. The Series A Conversion Price is $5.00, subject to adjustment in the event of stock splits, dividends or other combinations).

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per annum, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock will be entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom will be required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof. As of the date of the filing of this Annual Report, the Series A Purchaser has not requested the appointment of its 2 directors nor asked to have its observer attend board meetings.

For as long as at least 25% (or 12,406 shares) of the Series A Preferred Stock is outstanding, the Company may not, without the consent of holders of at least 60% of the then outstanding shares of Series A Preferred Stock, take certain actions, including but not limited to: (i) liquidate, dissolve, or wind up the business and affairs of the Company; (ii) amend, alter or repeal any provision of its charter or bylaws in a manner that adversely effects the rights of the Series A Preferred Stock; (iii) create or issue any capital stock that is equal to or senior to the Series A Preferred Stock with respect to preferences; (iv) create or issue any debt security, subject to certain exceptions; (v) pay off any debt obligation prior to its stated maturity date; or (vi) enter into any stockholders rights plan or similar arrangement or take other actions that may limit actions that holders of a majority of the Series A Preferred Stock can take under Section 203 (“Section 203”) of the Delaware General Corporation Law, as well as such other customary provisions protecting the rights of the holder of the Series A Preferred Stock, as are outlined in the Certificate of Designation.

The Series A Purchaser has the right to participate in any proposed issuance by the Company of its securities, subject to certain exceptions (the “Participation Right”). In the event the Series A Purchaser is not afforded the opportunity to exercise its Participation Right, the Series A Purchaser will have the right, but not the obligation, up to two times per calendar year, to acquire additional securities from the Company in such amount as is sufficient to maintain the Series A Purchaser’s ownership percentage in the Company, calculated immediately prior to such applicable financing, at a purchase price equal to the per share price of the Company’s securities in such applicable financing.

Additionally, the Company’s Board of Directors approved the Offering for purposes of Section 203, which prohibits transactions with interested stockholders under Delaware state law. The Board of Directors approved the exemption of the Series A Purchaser from Section 203 with respect to any future business combinations or other transactions covered by Section 203 and, for such purposes, the Series A Purchaser will not be deemed an “interested stockholder”. Furthermore, the Board of Directors has waived any claims based on the corporate opportunity doctrine under Delaware state law or with respect to any duty of the Series A Purchaser, the directors appointed pursuant to the Board Election Right or the board observer, to disclose any information regarding the Series A Purchaser that may be of interest to the Company or permit the Company to participate in any projects or investments based on such information.

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement (the “Rights Agreement”) with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock issuable upon conversion of the Series A Preferred Stock sold in the Series A Private Placement.  This registration statement was declared effective on February 17, 2015.

In connection with the Series A Private Placement, each of the holders of notes issued by the Company on June 3, 2014 (the “June 2014 Notes”) agreed to irrevocably waive their rights to anti-dilution protection under Section 5(b) of the June 2014 Notes in the event the Company issues additional securities at a per share price lower than the conversion price of the June 2014 Notes (the “June 2014 Note Waiver”). The obligations of the holder of the June 2014 Notes under the June 2014 Note Waiver will be binding on all assignees of the June 2014 Notes. Additionally, holders of the June 2014 Notes waived their rights of participation with respect to the June 2014 Private Placement and agreed to subordinate their participation rights to the Series A Purchaser’s Participation Right.

In connection with the  Series A Private Placement, holders of approximately 86% of outstanding warrants issued by the Company in its public offering on August 5, 2013 and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “July 2013 Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the July 2013 Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the July 2013 Warrants (the “July 2013 Warrant Waiver”). The obligations of the holder of the July 2013 Warrants under the July 2013 Warrant Waiver will be binding on all assignees of the July 2013 Warrants.

Since January 1, 2015 the Company has received requests to exercise 4,665,892 warrants that were associated with its August 2013 stock offering which were exercisable into common stock at $2.25 per share. A total of 504,500 of these warrants have been exercised for cash, netting proceeds of $1,135,125 to the Company. The balance of 4,161,392 warrants was exercised on a cashless basis resulting in the issuance of 3,551,281 common shares. The Company did not offer the holders of warrants any inducement to exercise. There are currently 65,100 warrants outstanding from the August 2013 offering and the total warrants outstanding as of March 27, 2015.

Additionally, $337,500 in convertible notes have been converted to common stock during this same time period in 2015. Total convertible notes outstanding as of the date of March 27, 2015, excluding accrued interest is $2,037,500, which is convertible into 905,556 shares.

After the Series A Preferred Stock Offering, we believe our existing cash and cash equivalent balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses similar in size to the amounts reported for the years ended December 31, 2014 and 2013. There can however be no assurance that we will be able to generate positive cash flows from operations in the future.

We have developed an operating plan which includes the expansion of our existing premises and personnel resources. As part of this plan we will be relocating our corporate offices, research and development facilities and manufacturing to a facility at least 3 times our existing facility. This will include the installation of new cleanroom space to meet the expanded production needs of our waveguide optics. Most of the new personnel resources will focused on research and development staff and select marketing and sales personnel as well as some finance head count increases to improve the Company’s financial reporting controls. We intend to introduce several new products over the next year which we expect to be successful including our award winning IWear 720 (formerly named the V720) Video Headphones, successor models of the M100 Smart Glasses and new Smart Glass products based on our waveguide optics technologies. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal use of our cash.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for a smaller reporting company

Item 8. Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-1 through F-30 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2014.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses set forth below.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm due to exemption provisions established by the rules of the Securities and Exchange Commission for smaller reporting companies.

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with US GAAP.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we utilized the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2014:

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

(c)	Change in Internal Control Over Financial Reporting

 No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

VUZIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vuzix Corporation

Rochester, New York

We have audited the accompanying consolidated balance sheet of Vuzix Corporation and its subsidiary (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, cash flows, and changes in stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vuzix Corporation and its subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vuzix Corporation

We have audited the accompanying consolidated balance sheet of Vuzix Corporation and its subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year then ended. Vuzix Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation and its subsidiary as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EFP Rotenberg, LLP

EFP Rotenberg, LLP

Rochester, New York

April 9, 2014

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and Cash Equivalents	$84,967	$310,140
Accounts Receivable, Net	383,533	214,920
Inventories, Net (Note 2)	911,949	953,627
Prepaid Expenses and Other Assets	579,000	200,936

Total Current Assets	1,959,449	1,679,623
Tooling and Equipment, Net (Note 3)	416,965	446,329
Patents and Trademarks, Net (Note 4)	423,489	495,608
Software Development Costs, Net (Note 5)	787,738	240,561
Debt Issuance Costs, Net (Note 6)	112,521	—

Total Assets	$3,700,162	$2,862,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$2,183,565	$2,420,571
Line of Credit (Note 7)	112,500	—
Notes Payable (Note 8)	37,038	278,467
Current Portion of Long-term Debt, net of discount (Note 11)	128,425	99,320
Current Portion of Capital Leases	16,882	24,670
Customer Deposits	120,550	131,077
Unearned Revenue	53,403	39,700
Accrued Expenses (Note 9)	699,067	591,199
Income and Other Taxes Payable	35,158	75,851

Total Current Liabilities	3,386,588	3,660,855

Long-Term Liabilities
Long-Term Derivative Liability (Note 10)	13,541,138	12,035,816
Long-Term Portion of Term Debt, net of discount (Note 11)	1,088,996	170,496
Long-Term Portion of Capital Leases (Note 12)	—	16,882
Long-Term Portion of Accrued Interest	81,451	16,365

Total Long-Term Liabilities	14,711,585	12,239,559

Total Liabilities	18,098,173	15,900,414

Stockholders’ Deficit
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 0 Shares Issued and Outstanding in Each Period	—	—
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized December 31, 2014 and 700,000,000 Shares Authorized December 31, 2013; 11,295,387 Shares Issued and Outstanding December 31, 2014 and 9,600,453 on December 31, 2013	11,296	9,600
Additional Paid-in Capital	29,752,083	23,244,639
Accumulated Deficit	(44,161,390)	(36,292,532)

Total Stockholders’ Deficit	(14,398,011)	(13,038,293)

Total Liabilities and Stockholders’ Deficit	$3,700,162	$2,862,121

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional	Accumulated	Preferred Stock		Subscriptions
	Shares*	Amount	Paid-In Capital	Deficit	Shares	Amount	Receivable	Total

Balance — December 31, 2012	3,536,865	$3,537	$19,933,202	$(26,146,304)	—	$—	$—	$(6,209,565)

Issuance of Common Stock in Public Offering	4,025,000	4,025	8,045,975					8,050,000
Direct Financing Associated Costs			(1,358,641)					(1,358,641)
Conversion of Term Debt and Accrued Interest	1,158,003	1,158	2,314,849					2,316,007
Conversion of Accrued Compensation and Interest	821,285	821	1,641,748					1,642,569
Exercise of Warrants	59,300	59	133,366					133,425
Stock Compensation Expense	—	—	159,272	—	—	—	—	159,272
Issuance of Warrants in Conjunction with Public Offering			(8,236,786)					(8,236,786)
Reclass Fair Value of Warrant Derivative Liability upon Expiration of Full Ratchet Price Protection			526,245					526,245
Reclass Fair Value of Warrant Derivative Liability upon Exercise			85,409					85,409
2013 Net Loss	—	—	—	(10,146,228)	—	—	—	(10,146,228)

Balance — December 31, 2013	9,600,453	$9,600	$23,244,639	$(36,292,532)	—	$—	$—	$(13,038,293)

Exercise of Warrants	1,228,582	1,229	2,681,466					2,682,695
Stock Compensation Expense	—	—	260,746	—	—	—	—	260,746
Conversion of Note Payable	277,778	278	372,881					373,159
Stock Issues for Services	188,574	189	564,685					564,874
Reclass Fair Value of Derivative Liability upon note conversion			500,261					500,261
Reclass Fair Value of Warrant Derivative Liability upon Exercise			2,127,405					2,127,405
2014 Net Loss	—	—	—	(7,868,858)	—	—	—	(7,868,858)

Balance — December 31, 2014	11,295,387	$11,296	$29,752,083	$(44,161,390)	—	$—	$—	$(14,398,011)

* All share amounts for all periods reflect the Company’s 1-for-75 reverse stock split, which was effective February 6, 2013.

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2014	2013

Sales of Products	$2,474,559	$1,856,806
Sales of Engineering Services	557,517	532,247

Total Sales	3,032,076	2,389,053

Cost of Sales — Products	1,884,678	1,354,909
Cost of Sales — Engineering Services	217,233	227,186

Total Cost of Sales	2,101,911	1,582,095

Gross Profit	930,165	806,958
Operating Expenses:
Research and Development	1,752,560	1,751,397
Selling and Marketing	1,232,520	1,091,514
General and Administrative	2,593,384	2,165,341
Depreciation and Amortization	279,317	377,840
Impairment of Patents and Trademarks	104,716	73,423

Total Operating Expenses	5,962,497	5,459,515
Loss from Operations	(5,032,332)	(4,652,557)

Other Income (Expense)
Other Taxes	(83,419)	(88,274)
Foreign Exchange Loss	(2,713)	(13,692)
Loss on Sale of Assets	—	(40,352)
Gain (Loss) on Debt Conversions and Extinguishment (Note 11)	29,262	(1,272,296)
Loss on Derivative Valuation (Note 10)	(2,194,001)	(3,575,278)
Amortization of Senior Term Debt Discount (Note 11)	(393,525)	—
Interest Expense	(192,130)	(503,779)

Total Other Income (Expense)	(2,836,526)	(5,493,671)

Loss from Before Provision for Income Taxes	(7,868,858)	(10,146,228)
Provision for Income Taxes (Note 13)	—	—

Net Loss	$(7,868,858)	$(10,146,228)

Basic and Diluted Loss per Share	$(0.75)	$(1.69)
Weighted-average Shares Outstanding
Basic and Diluted	10,476,971	5,988,595

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(7,868,858)	$(10,146,228)
Non-Cash Adjustments
Depreciation and Amortization	279,317	377,840
Impairment of Patents and Trademarks	104,716	73,423
Stock-Based Compensation Expense	260,747	159,272
Amortization and Write-off of Term Debt Discount	368,223	732,584
Interest Converted into Common Stock	—	222,032
Amortization of Term Debt Discount	25,302	25,302
Loss on Sale of Assets	—	40,352
Gain on Extinguishment of Debt for Note Conversions	(29,262)
Amortization and Write-off of Debt Issuance Costs	26,819	257,692
Warrants Issued for Debt Extinguishment	—	97,913
Common Stock Issued for Services	395,205	—
Amortization of Software Development Costs	71,613	—
Loss on Derivative Valuation	2,194,001	3,575,278
(Increase) Decrease in Operating Assets
Accounts Receivable	(168,613)	(44,320)
Inventories	41,679	(266,446)
Prepaid Expenses and Other Assets	(208,367)	(37,993)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(237,006)	(379,634)
Accrued Expenses	1,216	34,592
Customer Deposits	(10,528)	67,998
Unearned Revenue	13,701	39,700
Income and Other Taxes Payable	(40,693)	54,365
Accrued Compensation	68,116	—
Accrued Interest	103,622	24,728

Net Cash Flows Used in Operating Activities	(4,609,050)	(5,091,550)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(195,903)	(145,929)
Investments in Software Development	(618,790)	(240,561)
Investments in Patents and Trademarks	(86,647)	(72,704)

Net Cash Used in Investing Activities	(901,340)	(459,194)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	2,682,669	56,250
Issuance of Common Stock	—	8,050,000
Repayment of Capital Leases	(24,670)	(55,733)
Direct Offering Associated Costs	—	(1,204,779)
Net Change in Line of Credit	112,500	(112,500)
Repayment of Long-Term Debt and Notes Payable	(345,942)	(2,137,983)
Proceeds from Senior Convertible Debt	3,000,000	1,000,000
Issuance Costs on Senior Convertible Debt	(139,340)	(183,809)
Proceeds from Notes Payable	—	382,884

Net Cash Flows Provided by Financing Activities	5,285,217	5,794,330

Net Increase (Decrease) in Cash and Cash Equivalents	(225,173)	243,586
Cash and Cash Equivalents — Beginning of Period	310,140	66,554

Cash and Cash Equivalents — End of Period	$84,967	$310,140

Supplemental Disclosures
Interest Paid	88,508	230,112
Common Stock Issued For Services during 2014, Classified as Prepaid Expense	564,873	—
Conversion of Accrued Interest into Common Stock	—	1,076,250
Warrant Derivative Liability of Common Stock Offering and Debt Conversions	—	8,236,786
Conversion of Accrued Compensation and Term Debt into Common Stock	625,000	2,882,333
Unamortized Discount Upon Conversion of Term Debt	222,580	—
Reclassification of Derivative Liability to Paid-In Capital upon Note Conversions and Warrant Exercises	2,627,666	—
Discount on senior convertible debt attributed to embedded conversion price adjustment option	1,938,988	—
Warrants granted for senior convertible debenture issuance costs	—	66,603

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

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”

Shipments to customers outside of the United States approximated 43% and 36% of sales in 2014 and 2013, respectively. No single international country represented more than 10% of revenues. The Company does not maintain significant amounts of long-lived assets outside of the United States other than tooling held by its third party manufacturers, primarily in China.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has at times had a concentration of sales to the U.S. government, they amounted to approximately 10% and 17% of sales in 2014 and 2013, respectively. Accounts receivable from the U.S. government accounted for 6% and 79% of accounts receivable at December 31, 2014 and 2013, respectively.

Foreign Currency Transactions

The British Pound is the functional currency of the Company’s foreign subsidiary. Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of net loss.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Cash and Cash Equivalents

The Company’s cash received is applied against its revolving line of credit on a periodic basis based on projected monthly cash flows, reducing interest expense. Cash and cash equivalents can include highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The Company’s financial instruments primarily consists of cash and cash equivalents, accounts receivable, accounts payable, lines of credit, long-term debt and capital leases, customer deposits, accrued expenses, and income taxes payable.

As of the consolidated balance sheet date, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to both the short maturities of these instruments and that the interest rates on borrowing approximate those that would have been available for loans for similar remaining maturity and risk profiles.

Accounts Receivable

The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at risk receivables. There was no allowance for doubtful accounts as of December 31, 2014 and 2013. The Company does not accrue interest on past due accounts receivable unless it goes into collection.

Inventories

Inventories are valued at the lower of cost or market using the weighted average first-in, first-out method. The Company includes direct overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from product sales in accordance with FASB ASC Topic 605 “Revenue Recognition”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes. The Company also sells certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including price adjustments downwards that the Company implements on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims and was not material as of December 31, 2014 or 2013.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unearned Revenue

These amounts represent deferred revenue against unfulfilled deliverables of multiple-element products, including unspecified post-delivery support and software updates.

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

Software Development Costs

The Company capitalizes the costs of obtaining its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized and projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of revenue over the estimated life of the products, which currently is estimated as 3 years using a straight-line basis.

Long-Lived Assets

The Company regularly assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2014, an impairment charge of $104,716 was recorded related to abandoned patents and trademarks. In 2013, an impairment charge of $73,423 was recorded related to abandoned patents and trademarks.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for Future Warranty Costs

The Company provides for the estimated returns under warranty and the costs of fulfilling our obligations under product warranties at the time the related revenue is recognized. The Company estimates the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific warranty terms and conditions vary depending upon the country in which we do business, but generally include parts and labor over a period generally ranging from one to two years from the date of product shipment. The Company provides a reserve for expected future warranty returns at the time of product shipment or produces over-builds to cover replacements. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary each quarter end and is based on historical experience of warranty claims and costs.

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

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2014 and 2013 amounted to $192,181 and $231,552, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net (loss) income less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a results of the net loss generated in 2014 and 2013 all outstanding instruments would be antidilutive. As of December 31, 2014 and 2013, there were 7,012,767 and 7,362,293 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, options, and warrants that could potentially dilute basic earnings per share in the future. See Note 22 for details of dilutive and potentially dilutive securities issued after December 31, 2014.

Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value using a Black-Scholes valuation model of those awards. The Company uses the fair market value of our common stock on the date of each option grant based on market price of the Company’s common shares. Stock-based compensation expense includes an estimate of forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock option grants for the years ending December 31, 2014 and 2013 was $260,747 and $159,272, respectively.

The Company issues new shares upon stock option exercises. Please refer to Note 16 Stock Option Plans, for further information.

Derivative Liability and Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25, we measured the derivative liability using a Lattice pricing model at their issuance date and subsequently they are remeasured. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term derivative liabilities.

Significant unobservable inputs are used in the fair value measurement of the Company’s derivative liability. The primary input factors driving the economic or fair value of the derivative liabilities related to the warrants and convertible notes are the stock price of the Company’s shares, the price volatility of the shares, reset events, and exercise behavior. An important valuation input factor used in determining fair value was the expected volatility of observed share prices and the probability of projected resets in warrant exercise and note conversion prices from financing events before each security’s maturity. For exercise behavior the Company assumed that without a target price of 2 times the projected reset price or higher that the holders of the warrants and convertible notes would hold to maturity. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern and that holding to maturity was reasonable. Further the January 2, 2015 Series A Preferred financing reduced the expected probably to near zero for price resets from financing events.

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

There are no other recent accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

Note 2 — Inventories, Net

Inventories consisted of the following:

	December 31, 2014	December, 31, 2013

Purchased Parts and Components	$1,251,224	$1,094,250
Work in Process	25,974	153,065
Finished Goods	300,889	280,279
Less: Reserve for Obsolescence	(666,138)	(573,967)

Net	$911,949	$953,627

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Tooling and Equipment, Net

Tooling and equipment consisted of the following:

	December 31, 2014	December 31, 2013

Tooling and Manufacturing Equipment	$1,374,751	$1,748,006
Computers and Software	581,472	645,429
Furniture and Equipment	607,327	749,233

	$2,563,550	$3,142,668
Less: Accumulated Depreciation	(2,146,585)	(2,696,339)

Net	$416,965	$446,329

Total depreciation expense for tooling and equipment for the years ending December 31, 2014 and 2013 was $225,267 and $322,861, respectively.

Note 4 — Patents and Trademarks, Net

	December 31, 2014	December 31, 2013

Patents and Trademarks	$697,591	$777,593
Less: Accumulated Amortization	(274,102)	(281,985)

Net	$423,489	$495,608

Total amortization expense for patents and trademarks for the years ending December 31, 2014 and 2013 it was $54,050 and $54,979, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $50,000. We recorded an impairment charge of $104,716 representing cost of $166,500, less accumulated amortization of $61,784 for the year ending December 31, 2014. We recorded an impairment charge of $73,423 representing cost of $98,788, less accumulated amortization of $25,375 for the year ending December 31, 2013 regarding our abandoned patents and trademarks.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Software Development Costs, Net

	December 31, 2014	December 31, 2013

Software Development Costs	$859,351	$240,561
Less: Accumulated Amortization	(71,613)	—

Net	$787,738	$240,561

Total amortization expense for capitalized software development costs for the years ending December 31, 2014 was $71,613 and $-0- for 2013. These costs are being amortized over 3 years. The software was completed in September 2014. No amortization was recorded in 2013 because the related software project was not completed as of December 31, 2013. The estimated aggregate annual amortization expense for each of the next two fiscal years is approximately $286,000, and approximately $215,000 in the following year.

Note 6 — Debt Issuance Costs

Debt issuance costs consist principally of legal and accounting fees incurred related to the Senior Convertible Note Financing dated June 3, 2014.

	December 31, 2014	December 31, 2013

Debt Issuance Costs	$139,340	$—
Less: Accumulated Amortization	(26,819)	—

Total	$112,521	$—

The estimated aggregate annual amortization expense for each of the next two fiscal years is approximately $46,000 and approximately $21,000 in the following fiscal year.

Note 7 — Line of Credit

The Company has available a $112,500 line of credit with interest payable at the bank’s prime rate plus 1%. The line is unsecured and personally guaranteed by an officer of the Company. The outstanding balance on this line of credit amounted to $112,500 and $-0- at December 31, 2014 and 2013, respectively.

Note 8 — Notes Payable

Notes payable represent promissory notes payable by the Company.

	December 31, 2014	December 31, 2013

Note payable to officers and shareholders of the Company. Principal along with accrued interest is payable on demand and paid on December 31, 2014. The notes bear interest at 18.5% and secured by all the assets of the Company.	$37,038	$229,787
Note payable secured by all the assets of Company and the guarantee of its President and CEO. The effective interest rate was 31%.The note was repaid in full during the year ended December 31, 2014.	—	37,383
Note payable to an officer of the Company due on December 31, 2014. The note was secured by all the assets of the Company. The note was repaid in full during the year ended December 31, 2014.	—	11,297

	$37,038	$278,467

A total of $32,209 and $61,130 in accrued interest was paid during the years ending December 31, 2014 and 2013 respectively, to officers and stockholders related to various notes described above.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2014	December 31, 2013
Accrued Wages and Related Costs	$101,445	$91,385
Accrued Compensation	428,786	360,670
Accrued Professional Services	45,000	69,500
Accrued Warranty Obligations	39,624	31,619
Accrued Interest	75,471	36,935
Other Accrued Expenses	8,741	1,090

Total	$699,067	$591,199

Included in the above accrued compensation amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $393,536 as of December 31, 2014 and $360,670 as of December 31, 2013. The related interest amounts included in Accrued Interest were $62,081 and $28,173 respectively at December 31, 2014 and December 31, 2013.

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2014 and 2013 were as follows:

Accrued Warranty Obligations at December 31, 2012	$93,788
Reductions for Settling Warranties	(74,287)
Warranty Issued During Year	12,118

Accrued Warranty Obligations at December 31, 2013	31,619
Reductions for Settling Warranties	(96,460)
Warranty Issued During Year	104,465
Accrued Warranty Obligations at December 31, 2014	$39,624

Note 10 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently remeasured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at December 31, 2014 and 2013 a total of 4,730,992 and 6,008,516 warrants were outstanding that contained a full-ratchet anti-dilution provision.

The Company recognized a derivative liability during the year ended December 31, 2014 for the $3,000,000 of senior convertible notes with a conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). In accordance with ASC 815-10-25, we measured the derivative liability of this embedded conversion option using a Monte Carlo Options Lattice pricing model at the June 3, 2014 issuance date as $1,938,988. The value of the derivative liability at issuance was recorded as a discount against the notes in the Long-Term Debt section of the balance sheet. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Note Conversion Feature Liability in 2014	2,806,942	—	—	2,806,942
Warrant Liability	10,734,196	—	—	10,734,196
Total liabilities measured at fair value (Long-Term)	$13,541,138	$—	$—	$13,541,138

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2013

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Warrant Liability	12,035,816	—	—	12,035,816
Total liabilities measured at fair value (Long-Term)	$12,035,816	$—	$—	$12,035,816

Fair value – December 31,2012	$—
Warrants issue during period	9,067,283
Reclassification (reset expiration) of warrant liabilities to Additional Paid-in Capital	(526,245)
Reclassification of warrant exercises to Additional Paid-in Capital	(80,500)
Change in fair value for the period of warrant derivative liability	(3,575,278)
Fair value – December 31, 2013	12,035,816

Reclassification of warrant exercises to Additional Paid-in Capital	(2,127,405)
Change in fair value for the period of warrant derivative liability	825,786
Convertible debt issued with an embedded conversion price adjustment provision	1,938,988
Extinguishment of liability upon conversion of debt	(500,261)
Change in fair value of debt conversion price adjustment for the period	1,368,215

Fair value – December 31, 2014	$13,541,138

For period ending December 31, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of the embedded conversion option on the convertible notes issued during this period. The following summary table shows the assumptions used to compute the fair value of the embedded conversion option when granted at issuance and as of December 31, 2014:

	December 31, 2014	At Issuance – June 3, 2014
Assumptions for Pricing Model:
Expected term in years	2.67	3.00
Volatility range for years 1 to 5	81%	57%
Expected annual dividends	None	None

Value of convertible debt price adjustment:
Fair value of debt embedded conversion price adjustment option	$2,806,942	$1,938,988

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants outstanding:

	December 31, 2014	December 31, 2013	At Issuance Aug 5, 2013
Assumptions for Pricing Model:
Expected term in years	3.47 to 4.04	4.2 to 4.6	4.62 to 5.0
Volatility range for years	72 to 81%	56 to 62%	61 to 110%
Risk-free interest rate	0.93 to 1.83%	1.75%	0.77 to 1.41%
Expected annual dividends	None	None	None

Value of warrants outstanding:
Fair value of warrants	$10,734,196	$12,035,816	$9,067,283

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Long-Term Debt

Long-term debt consisted of the following at December 31:

	December 31, 2014	December 31, 2013

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	186,131	256,727
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(46,399)	(71,701)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	50,874	84,790
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required. The notes carry a 5% interest, payable upon the note’s maturity. Both the interest plus accrued interest is convertible into shares of the Company’s common shares at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company. Most of the notes are held by existing stockholders of the Company.	2,375,000	—
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988. As of December 31, 2014 a net of $368,223 of the discount was recognized as interest expense and $222,580 was reversed due to conversions of the notes into shares of common stock. A net gain of $29,262 was recorded on the conversion of $625,000 in notes for the year ending December 31, 2014 resulting from the extinguishment of the debt and the related derivative liability.	(1,348,185)	—

	$1,217,421	$269,816
Less: Amount Due Within One Year	(128,425)	(99,320)

Amount Due After One Year	$1,088,996	$170,496

The calendar year aggregate maturities for all long-term borrowings exclusive of discounts as of December 31, 2014 are as follows:

Total Aggregate Maturity For Period	Amounts

2015	$153,727
2016	83,278
2017	2,375,000
Total Required Principal Payments Exclusive of Debt Discounts	2,612,005
Total Unamortized Debt Discounts	(1,394,584)

Total Net Long-Term Borrowings as of December 31, 2014	$1,217,421

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 3, 2014, we entered into and closed a securities purchase agreement (the “June 2014 Purchase Agreement”) with various accredited investors (the “June 2014 Investors”) pursuant to which we issued and sold to the June 2014 Investors a total of $3,000,000 principal amount of 5% Senior Secured Convertible Notes (the “June 2014 Notes”). The Company granted the June 2014 Investors a first priority security interest in all of the present and future assets of the Company and its subsidiaries, including the equity interests of its subsidiaries. There are no scheduled payments on the June 2014 Notes, which are due on June 3, 2017, prior to maturity. Interest on the June 2014 Notes accrues at the rate of 5% per year, compounded annually, and is payable at maturity in cash, or (provided certain conditions are met) in shares of common stock valued at the then effective conversion price. The June 2014 Notes are convertible into common stock at an initial conversion price of $2.25 per share, subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and, and under their initial terms, in the event of subsequent sales of common stock or securities convertible or exercisable for common stock, at a price per share lower than the then effective conversion price, subject to certain exceptions. The Company is not permitted to prepay any portion of the principal amount of the June 2014 Notes without the prior written consent of the June 2014 Investors unless certain conditions are met.

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

Since these notes were originally issued to December 31, 2014, a total of $625,000 of the June 2014 Notes were converted into 277,777 shares of common stock.

In connection with the sale of the TDG Assets in June 2012, certain of the Company’s lenders entered into Loan Modification and Consent agreements pursuant to which each consented to the sale, as required by the loan agreements between the Company and each such lender, and released their security interests in the TDG Assets sold. Pursuant to a Loan Modification and Consent Agreement regarding the Company’s Convertible, Senior Secured Term Debt Loan, which was in default at the time of the sale, the Company paid this Senior Lender $4,450,000 in reduction of the obligations of the Company to the Senior Lender. The obligation of the Company to repay the remaining amount due to the Convertible Senior Secured Term Debt Lender, $619,122 was represented by a new note in that amount. This new note carried an interest rate of 13.5%, to be paid monthly. The principal amount of the note was to be repaid over 15 months, with equal principal payments commencing on October 15, 2012. The Company did not make any of its required principal payments. The note plus accrued interest was repaid in full on August 5, 2013.

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

On July 15, 2013, the Company entered into a Securities Purchase Agreement with Hillair, pursuant to which the Company issued to Hillair a $200,000 senior secured convertible debenture due March 21, 2018, and (ii) a common stock purchase warrant to purchase up to 38,168 shares of our common stock at an initial exercise price of $5.24 per share, which is subject to exercise price adjustments for the first six months. The warrants may be exercised at any time on or after July 15, 2013 until March 21, 2018. The warrants were reflected as a derivative liability on the balance sheet and recorded as a discount against the debenture, The debenture was convertible into shares of common stock at a conversion price of $5.24 per share, subject to adjustments upon certain events. Interest on the Debenture accrued at the rate of 16% annually and was payable quarterly on February 1, May 1, August 1 and November 1, beginning on August 1, 2013, on any redemption, conversion and at maturity. Interest was payable in cash or at the Company’s option in shares of our common stock, provided certain conditions are met. Commencing on February 1, 2014, the Company would have been obligated to redeem a certain amount under the debenture on a periodic basis in an amount equal to $50,000 on each of February 1, 2014, May 1, 2014 and August 1, 2014 and $12,500 on each of August 1, 2015, August 1, 2016, August 1, 2017 and March 21, 2018, until the debenture’s maturity date of March 21, 2018. Upon the closing of the public offering on August 5, 2013, the debenture principal and accrued interest was repaid along with an early repayment penalty of $40,000, and the warrant exercise was reduced to $2.25.

Upon closing of the debenture transaction, the Company retained Gentry Capital Advisors LLC (Gentry) as a financial advisor and agreed to pay Gentry a fee of $50,000 over a period of 4 months commencing upon the closing. The Company also issued to Gentry five-year warrants to purchase 20,000 shares of common stock at an exercise price of $4.72 per share. The fair value of these warrants upon grant was calculated as $66,603 and was reflected in the deferred debenture issuance costs. In connections with the issuance of the two debentures the Company incurred issuance costs which totaled $257,691, inclusive of the financial advisor’s warrant discussed above. These costs were amortized on a straight-line basis over the five year life of the debenture, until the debt was repaid on August 5, 2013, after which it was expensed and included in debt extinguishment costs for the year ended December 31, 2013.

The Company used cash from the August 5, 2013 offering for the repurchases and cancellation of the two debentures. As a result of the two debt repayments above, the Company incurred a loss on debt extinguishment of $1,272,296 which also includes $240,637 of unamortized capitalized debt issuance costs and $685,965 of unamortized debt discounts which were written-off.

 VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Capital Lease Obligations

The Company maintains equipment held under capital lease obligations due in monthly installments of $2,049 including interest at rates of 26.71%. The related equipment is collateral to the leases. Final payments are due through September 2015.

	December 31, 2014	December 31, 2013

Total Principal Payments	$16,882	$41,552
Less: Amount Due Within One Year	(16,882)	(24,670)

Amount Due After One Year	$—	$16,882

Annual requirements for retirement of the capital lease obligations are as follows:

Amount

2015	$18,445

Total Minimum Lease Payments	$18,445
Less: Amount Representing Interest	(1,563)

Present Value of Minimum Lease Payments	$16,882

The following is a summary of assets held under capital leases:

December 31,	2014	2013

Computers and Software	$16,200	$30,692
Furniture and Equipment	35,083	35,083

	$51,283	65,775
Less: Accumulated Depreciation	(42,230)	(52,275)

Net	$9,053	$13,500

Depreciation expense related to the assets under capital lease amounted to $12,417 and $17,247 for years ended December 31, 2014 and 2013, respectively.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended December 31, 2014 and 2013:

December 31,	2014	2013

Pre-Tax (Loss) Earnings
U.S.	$(7,868,858)	$(10,146,228)
Outside the U.S.	—	—

Total Pre-Tax (Loss) Earnings	$(7,868,858)	$(10,146,228)

The provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013

U.S. Income Taxes
Current Provision	$—	$—
Deferred Provision	—	—
Income Taxes Outside the U.S.
Current Provision	—	—
Deferred Provision	—	—
State Income Taxes
Current Provision	—	—
Deferred Provision	—	—

Total Provision	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Federal Income Tax at Statutory Rate	34.0%	34.4%
State Tax Provision, Net of Federal Benefit	0.2%	0.5%
Foreign Income Taxed at Other Than 34%	(0.0)%	(0.2)%
Loss on Derivative Valuation	(11.1)%	(12.2)%
Change in Rate Assumptions	0.0%	41.0%
Other	(2.2)%	(0.3)%

Effective Tax Rate	20.9%	63.2%
Change in Valuations Allowance	(20.9)%	(63.2)%

Net Effective Tax Rate	0.0%	0.0%

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) for the years ended December 31, 2014 and 2013 consist of the following:

	2014	2013

Deferred Tax Assets
Net Operating Loss Carry-forwards	11,418,496	9,739,496
Tax Credit Carry-forwards	1,433,229	1,466,429
Other	876,606	486,497
Total Deferred Tax Assets	$13,728,331	$11,692,422

Deferred Tax Liabilities
Other	614,027	226,344

Net Deferred Tax Assets Before Valuation Allowance	$13,114,304	$11,466,078
Valuation Allowance	(13,114,304)	(11,466,078)

Net Deferred Tax Assets	$—	$—

As of December 31, 2014, the Company has approximately $33.3 million in net operating loss carry-forwards and approximately $1.4 million of credit carry-forwards which will begin to expire in 2018 if not utilized.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), the Company has no unrecognized tax benefits. By statute, tax years 2011-2014 are open to examination by the major taxing jurisdictions to which the Company is subject.

FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, Accounting for Income Taxes), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. In light of the historic losses of the Company, a 100% valuation allowance has been recorded to fully offset any benefit associated with the net deferred tax assets.

Note 14 — Capital Stock

Preferred stock

Shares of undesignated preferred stock may be issued in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred authorized are authorized as of December 31, 2014 and December 31, 2013. There were 0 shares issued or outstanding on December 31, 2014 and 2013. There were no preferred dividends owing as of December 31, 2014 or 2013. See Subsequent Event Note 22.

Common Stock

All per share amounts, outstanding shares, warrants, options and shares issuable pursuant to convertible securities for all periods reflect the Company’s 1-for-75 reverse stock split, which was effective February 6, 2013.

On August 5, 2013, the Company consummated a public offering of 4,025,000 shares of common stock, and warrants to purchase up to an aggregate of 4,025,000 shares of common stock, at a public offering price of $2.00 per share and $0.0001 per warrant. The warrants have a per share exercise price of $2.25, are exercisable immediately, and expire 5 years from the date of issuance. Total gross proceeds from the public offering were $8,050,000, before underwriting discounts and commissions and other offering expenses of $1,358,641 payable by the Company. Upon the closing of this offering, the Company repaid $2,137,984 in term debt and $200,000 in early repayment penalties. Overall the Company netted approximately $4,350,000 from the public offering.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Stock Warrants

The following table shows the various changes in warrants for the years December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Warrants Outstanding, Beginning of Year	7,147,775	656,641
Exercised During the Year	(1,285,746)	(59,300)
Issued During the Year	—	6,551,654
Forfeited During the Year	(625,369)	(1,220)

Warrants Outstanding, End of Year	5,236,660	7,147,775

The outstanding warrants as of December 31, 2014 expire from May 21, 2015 to August 5, 2018. The weighted average remaining term of the warrants is 3.6 years. The weighted average exercise price is $2.28 per share.

A total of 206,420 warrants were re-priced to $2.25 from $4.72 and 38,168 warrants were re-priced to $2.25 from $5.24 upon the closing of the public offering on August 5, 2013.

Note 16 — Stock Option Plans

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both statutory and incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company will no longer issue any options under the 2007 and 2009 Plans. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was initially 1,000,000 and shall automatically be increased each time the Company issues additional shares of common stock so that the total number of shares issuable hereunder shall at all times equal 10% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan shall not be so increased.

The exercise price per share subject to an option is determined by the administrator, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant and in the case of a non-statutory stock option must not be less than 100% of the fair market value of a share of our common stock on the date of grant.

Under the 2014 Plan, the Company may grant stock options, stock appreciation rights, performance awards of stock and/or cash, and stock awards of restricted stock.

	2007 Plan	2009 Plan	2014 Plan	Total
Outstanding as of December 31, 2014	57,209	120,842	542,500	720,551
Available for future issuance under plan	—	—	457,500	457,500
Totals authorized by plan	57,209	120,842	1,000,000	1,178,051

The 2014 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2014 Plan, and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five year period, commencing on the date of grant. Most vest ratably over four years commencing on the date of the option grant. In the case of directors, such options are granted annually and they expire ten years after the date of their grant and vest ratably, on a monthly basis, over the next 12 months. Non-employee directors have vesting of 50% immediately on grant and the balance vest ratably, on a monthly basis, over the next 12 months. Advisors or consultants can have vesting range from 100 percent of the option grants vesting immediately to ratably, on a monthly basis, up to 48 months.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2014 and 2013:

		Weighted	Weighted Average
	Number of	Average	Remaining Life
	Shares	Exercise Price	(years)

Outstanding at December 31, 2012	192,729	$10.68	4.52
Granted	45,000	2.00
Exercised	—	—
Expired or Forfeited	(23,211)	2.71

Outstanding at December 31, 2013	214,518	$9.72	6.11
Granted	548,000	2.63
Exercised	(10,819)	1.71
Expired or Forfeited	(31,148)	2.71
Outstanding at December 31, 2014	720,551	$4.46	8.56

As of December 31, 2014, there were 257,786 options that were fully vested and exercisable at weighted average exercise price of $7.72 per share. The weighted average remaining contractual term on the vested options is 6.8 years.

The unvested balance of 462,384 options as of December 31, 2014, are exercisable at a weighted average exercise price of $2.63 per share. The weighted average remaining contractual term on the vested options is 9.6 years.

The aggregate intrinsic value of the options outstanding as of December 31, 2014 was approximately $268,000.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2014 and 2013 and their estimated value:

December 31,	2014	2013
Assumptions for Black-Scholes:
Expected term in years	5.6 to 10 .0	10.0
Volatility	118.6 to 119.7%	128.8%
Risk-free interest rate	1.70 to 2.42%	2.81%
Expected annual dividends	None	None

Value of options granted:
Number of options granted	548,000	45,000
Weighted average fair value/share	$2.63	$$2.00
Fair value of options granted	$1,241,904	$81,884

 FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $1,100,000 as of December 31, 2014, relating to a total of 462,765 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.1 years.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Commitments

The Company leases office and manufacturing space under operating leases that expires on September 30, 2015. It requires monthly payments of $4,200 plus insurance, taxes and common charges.

Rent expense for the years ended December 31, 2014 and 2013 totaled $116,743 and $104,766, respectively.

Future minimum payments required under operating lease obligations as of December 31, 2014 were as follows:

Total Minimum
2015	Lease Payments

$81,080	$81,080

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Note 18 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 19 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 20 — Concentrations

For 2014 and 2013, sales to the U.S. government accounted for approximately 10% and 17%, respectively.

Accounts receivable from the U.S. government accounted for 6%, and 79% of accounts receivable at December 31, 2014 and 2013, respectively.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 — Related Party Transactions

Pursuant to a debt conversion agreement of March 2013 and in connection with the closing of the public offering on August 5, 2013, two notes payable to an officer of the Company entire principal amounts plus accrued interest were converted into shares of common stock based on the offering price of $2.00 per share and warrants exercisable at $2.25 per share. Interest expense related to the note payable amounted to $32,507 for the period it was outstanding in 2013.

On March 27, 2013, the Company entered into deferred compensation deferral and conversion option agreements with two officers, which agreements were subject to the closing of the Company’s public stock offering and which agreements were effective upon such closing on August 5, 2013. Pursuant to those agreements the officers each converted the entire long-term portion their deferred compensation amounts plus accrued interest in connection with the closing of the public offering on August 5, 2013 a total of $1,126,763 of their deferred compensation amounts plus accrued interest totaling $515,806 into shares of the Company’s common stock based on the offering price of $2.00 per share and warrants exercisable at $2.25 per share. Interest expense related to accrued current and long-term accrued compensation amounts to $0 and $107,209 for the years ended December 31, 2014 and 2013, respectively.

Note 22 — Subsequent Events

Series A Preferred Stock sale of $24,813,000 to Intel Corporation:

On January 2, 2015 (the “Series A Closing Date”), we entered into and closed a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold to the Series A Purchaser, an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000 (the “Series A Private Placement”). Each share of Series A Preferred Stock is convertible, at the option of the Series A Purchaser, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price. The Series A Conversion Price is $5.00, subject to adjustment in the event of stock splits, dividends or other combinations). Total costs incurred connection with this offering were approximately $150,000.

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per annum, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock will be entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom will be required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof.

For as long as at least 25% (or 12,406 shares) of the Series A Preferred Stock is outstanding, the Company may not, without the consent of holders of at least 60% of the then outstanding shares of Series A Preferred Stock, take certain actions, including but not limited to: (i) liquidate, dissolve, or wind up the business and affairs of the Company; (ii) amend, alter or repeal any provision of its charter or bylaws in a manner that adversely effects the rights of the Series A Preferred Stock; (iii) create or issue any capital stock that is equal to or senior to the Series A Preferred Stock with respect to preferences; (iv) create or issue any debt security, subject to certain exceptions; (v) pay off any debt obligation prior to its stated maturity date; or (vi) enter into any stockholders rights plan or similar arrangement or take other actions that may limit actions that holders of a majority of the Series A Preferred Stock can take under Section 203 (“Section 203”) of the Delaware General Corporation Law, as well as such other customary provisions protecting the rights of the holder of the Series A Preferred Stock, as are outlined in the Certificate of Designation.

The Series A Purchaser has the right to participate in any proposed issuance by the Company of its securities, subject to certain exceptions (the “Participation Right”). In the event the Series A Purchaser is not afforded the opportunity to exercise its Participation Right, the Series A Purchaser will have the right, but not the obligation, up to two times per calendar year, to acquire additional securities from the Company in such amount as is sufficient to maintain the Series A Purchaser’s ownership percentage in the Company, calculated immediately prior to such applicable financing, at a purchase price equal to the per share price of the Company’s securities in such applicable financing.

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement (the “Rights Agreement”) with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock issuable upon conversion of the Series A Preferred Stock sold in the Series A Private Placement on or before February 14, 2015 (the “Filing Date”).  The registration statement was declared effective on February 17, 2015.

In connection with the Series A Private Placement, each of the holders of notes issued by the Company on June 3, 2014 (the “June 2014 Notes”) agreed to irrevocably waive their rights to anti-dilution protection under Section 5(b) of the June 2014 Notes in the event the Company issues additional securities at a per share price lower than the conversion price of the June 2014 Notes (the “June 2014 Note Waiver”). The obligations of the holder of the June 2014 Notes under the June 2014 Note Waiver will be binding on all assignees of the June 2014 Notes. Additionally, holders of the June 2014 Notes waived their rights of participation with respect to the June 2014 Private Placement and agreed to subordinate their participation rights to the Series A Purchaser’s Participation Right.

In connection with the  Series A Private Placement, holders of approximately 86% of outstanding warrants issued by the Company in its public offering on July 30, 2013 and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “July 2013 Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the July 2013 Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the July 2013 Warrants (the “July 2013 Warrant Waiver”). The obligations of the holder of the July 2013 Warrants under the July 2013 Warrant Waiver will be binding on all assignees of the July 2013 Warrants.

As a result of the foregoing, the Company’s cash balances would have increased to approximately $24,750,000, the stockholder’s equity (deficit) would have increased from ($14,398,011) to approximately $22,400,000 and the $13,541,138 in derivative liability on the Company’s balance sheet was reduced to approximately $1,390,880, if the January 2, 2015 transaction described herein had closed on December 31, 2014.

Additionally it should be noted that the Company’s financial statements for the years ending December 31, 2013 were prepared on the basis the Company would continue as a going concern but there was substantial doubt regarding this assumption expressed by our auditors. As a result of this January 2, 2015 financing, this note regarding doubt about the Company’s ability to continue as a going concern for at least the next 12 months has been deleted.

Recent Common Stock Issuances:

Since January 1, 2015, the Company has issued a total of 295,000 shares of its restricted common stock as stock awards under the Company’s 2014 Stock Plan and 40,000 shares of its restricted common stock for investor relations services.

Recent Warrant Exercises:

Since January 1, 2015, the Company has received requests to exercise 4,665,892 warrants that were associated with its August 2013 stock offering which were exercisable into common stock at $2.25 per share. A total of 504,500 of these warrants have been exercised for cash, netting proceeds of $1,135,125 to the Company. The balance of 4,161,392 warrants was exercised on a cashless basis resulting in the issuance of 3,551,281 common shares. The Company did not offer the holders of warrants any inducement to exercise. There are currently 65,100 warrants outstanding from the August 2013 offering and the total warrants outstanding as of the date of the filing of this Annual Report are 537,102.

Recent Note Conversions:

Since January 1, 2015, $337,500 in convertible notes have been converted to 150,000 shares of common stock during this same time period in 2015. Total convertible notes outstanding as of the date of the filing of this Annual Report, excluding accrued interest is $2,037,500, which is convertible into 905,556 shares.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31 day of March, 2015.

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	March 31, 2015
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer, Executive Vice-	March 31, 2015
Grant Russell	President and Director
(Principal Financial and
Accounting Officer)

/s/ William Lee	Director	March 31, 2015
William Lee

/s/ Michael Scott	Director	March 31, 2015
Michael Scott

/s/ Alexander Ruckdaeschel	Director	March 31, 2015
Alexander Ruckdaeschel

Exhibit Index

2.1 (13)	Asset Purchase Agreement, dated as June 15, 2012, by and between the registrant and TDG Acquisition Company LLC
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(15)	Amendment to Amended and Restated Certificate of Incorporation
3.4 (26)	Amendment to Amended and Restated Certificate of Incorporation
3.5 (29)	Certificate of Designation of Series A Preferred Stock
4.1(2)	Specimen certificate evidencing shares of common stock
4.2(4)	Common Stock Purchase Warrant dated as of May 21, 2010 issued by the registrant to Kopin Corporation
4.3(5)	Common Stock Purchase Warrant dated as of October 21, 2010 issued by the registrant to Kopin Corporation
4.4 (20)	Form of Warrant
10.1(1)	2007 Amended and Restated Stock Option Plan
10.2(1)	2009 Stock Option Plan
10.3(2)	Form of Option Agreement under 2009 Stock Plan
10.4(1)	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.5(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10.6(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.7(2)†	Technology Purchase and Royalty Agreement dated as of December 23, 2005 between the registrant and New Light Industries, Ltd.
10.8(1)	Warrant to purchase common stock dated as of December 23, 2005 issued by the registrant to New Light Industries, Ltd.
10.9(1)	Rights Agreement dated as of December 23, 2005 by and between the registrant and New Light Industries, Ltd.
10.10(1)	Demand Note in the original principal amount of $247,690.92 by the registrant to the order of Paul J. Travers
10.11(1)	Loan Agreement dated as of October 2008 by and between the registrant and Paul J. Travers
10.12(2)	Promissory Note dated as of October 2008 by the registrant to the order of Paul J. Travers
10.13(4)	Revolving Line of Trade Credit Agreement dated as of May 21, 2010 by and between the registrant and Kopin Corporation
10.14(4)	Security Agreement dated as of May 21, 2010 by and between the Company and Kopin Corporation
10.15(5)	Amendment to Revolving Line of Trade Credit Agreement dated as of October 8, 2010 by and between the registrant and Kopin Corporation
10.16(6)	Convertible Loan and Security Agreement, dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10.17(6)	Intellectual Property Security Agreement dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10.18(6)	Warrant to Purchase Stock dated December 23, 2010 issued by the Vuzix Corporation to LC Capital Master Fund Ltd.
10.19(6)	Convertible Promissory Note issued by the registrant to LC Capital Master Fund Ltd.
10.20(7)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Kopin Corporation
10.21(7)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Vast Technologies Inc.
10.22(7)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Paul J. Travers
10.23(7)	Letter Agreement dated as of December 23, 2010 by and between the registrant and John Burtis
10.24(7)	Warrant issued by the registrant to Vast Technologies Inc. entitling Vast to purchase up to 1,662,274 shares of Common Stock at an exercise price of $.09965 per share
10.25 (21)	Warrant issued by the registrant to Kopin Corporation
10.26(7)	Warrant issued by the registrant to Paul J. Travers
10.27(7)	Warrant issued by the registrant to John Burtis

10.28(16)	Loan and Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.29(16)	Intellectual Property Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.30(16)	Intercreditor Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.31(16)	Subordination Agreement dated as of March 21, 2011 by and between Kopin Corporation and Bridge Bank National Association
10.32(16)	Subordination Agreement dated as of March 21, 2011 by and between Vast Corporation and Bridge Bank National Association
10.33(16)	Subordination Agreement dated as of March 21, 2011 by and between Paul J. Travers and John Burtis, on the one hand, and Bridge Bank National Association on the other hand
10.34(8)	Supplemental Agreement, dated as of December 8, 2011, by and between the registrant and LC Capital Master Fund Ltd.
10.35(9)	Second Supplement Agreement, dated as of January 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.36(10)	Third Supplemental Agreement, dated as of February 23, 2012 by and between the registrant and LC Capital Master Fund Ltd.
10.37(11)	Fourth Supplemental Agreement, dated as of March 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.38 (12)	Promissory Note and Security Agreement, dated as of May 19, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.39 (13)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.40 (13)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.41 (13)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.42 (13)	Kopin Loan Modification Agreement dated as June 15, 2012, by and among the Company, Kopin Corporation, TDG Acquisition Company LLC and Chu, Ring & Hazel, LLP
10.43 (13)	LC Master Fund Loan Modification Agreement, dated as June 15, 2012, by and between the Company and LC Master Fund, LLC
10.44 (14)	Amended and Restated Convertible Loan and Security Agreement, dated as of June 15, 2012, by and between the Company and LC Capital Master Fund Ltd.
10.45 (14)	Convertible Promissory Note, dated as of June 15, 2012, in the principal amount of $619,122 issued by the Company in favor of LC Capital Master Fund Ltd.
10.46 (17)	Securities Purchase Agreement, dated as of March 21, 2013, by and between the registrant and Hillair Capital Investments L.P.
10.47 (17)	16% Senior Secured Convertible Debenture, dated as of March 27, 2013, issued to Hillair Capital Investments L.P.
10.48 (17)	Security Agreement, dated as of March 27, 2013, by and between the registrant, subsidiaries of the registrant and Hillair Capital Investments L.P.
10.49 (17)	Subsidiary Guarantee, dated as of March 21, 2013, by and between the guarantors named therein in favor of Hillair Capital Investments L.P.
10.50 (17)	Common Stock Purchase Warrant, dated as of March 27, 2013, issued to Hillair Capital Investments L.P.
10.51 (17)	Pledge and Security Agreement, dated as of March 27, 2013, by and between the registrant, Travers Family LLC, Paul Travers, and Hillair Capital Investments L.P.
10.52 (17)	Form of Subordination Agreement
10.53 (18)	Debt Conversion Agreement by and between the registrant and Paul Travers
10.54 (18)	Debt Conversion Agreement by and between the registrant and Vast Technologies

10.55 (18)	Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.56 (18)	Conversion/Exchange Agreement by and between the registrant and LC Capital Master Fund Ltd
10.57 (18)	Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.58 (18)	Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.59 (18)	Amendment to Debt Conversion Agreement by and between the registrant and Vast Technologies, Inc.
10.60 (18)	Amendment to Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.61 (18)	Amendment to Debt Conversion Agreement by and between the registrant and Paul Travers
10.62 (22)	Amendment No. 2 to Debt Conversion Agreement by and between the registrant and Paul Travers
10.63 (22)	Amendment No.2 to Debt Conversion Agreement by and between the registrant and Vast Technologies
10.64 (22)	Amendment No.2 to Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.65 (22)	Amendment to Conversion/Exchange Agreement by and between the registrant and LC Capital Master Fund Ltd
10.66 (22)	Amendment to Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.67 (22)	Amendment to Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.68 (19)	Securities Purchase Agreement, dated July 15, 2013
10.69 (19)	16% Senior Secured Convertible Debenture due March 21, 2018
10.70 (19)	Common Stock Warrant, dated July 15, 2013
10.71 (20)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Vast Technologies, Inc.
10.72 (23)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Kopin Corporation
10.73 (20)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Paul Travers
10.74 (20)	Amendment No. 2 to Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.75 (20)	Amendment No. 2 to Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.76 (24)	Securities Purchase Agreement, dated June 3, 2014
10.77 (24)	5% Senior Secured Convertible Note due June 3, 2017
10.78 (24)	Security Agreement dated June 3, 2014
10.79 (24)	Registration Rights Agreement dated June 3, 2014
10.80 (25)	2014 Equity Incentive Plan
10.81(28)	Letter Agreement with Chardan Capital Markets, LLC
10.82 (29)	Series A Preferred Stock Purchase Agreement dated January 2, 2015
10.83 (29)	Series A Preferred Stock Investor’s Rights Agreement, dated January 2, 2015
10.84 (29)	Form of Waiver and Consent (June Notes)
10.85 (29)	Form of Waiver and Consent (July 2013 Warrants)
16.1 (27)	EFPR letter to the SEC dated October 8, 2014
21.1 (21)	Subsidiaries
23.1*	Consent of EFP Rotenberg, LLP
23.2*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Section 1350 CEO Certification
32.2*	Section 1350 CFO Certification
101*	The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

†	Confidential treatment granted as to certain portions.

*	Filed herewith.

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on July 2, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-1 filed November 10, 2009 and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed June 2, 2010 and incorporated herein by reference.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed October 27, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K filed December 19, 2011 and incorporated herein by reference.

(9)	Filed as an exhibit to the Current Report on Form 8-K filed January 27, 2012 and incorporated herein by reference.

(10)	Filed as an exhibit to the Current Report on Form 8-K filed February 29, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed May 24, 2012 and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed July 3, 2012 and incorporated herein by reference.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed March 25, 2011 and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K filed March 27, 2013 and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed April 2, 2013 and incorporated herein by reference.

(19)	Filed as an exhibit to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.

(20)	Filed as an exhibit to the S-1/A filed July 29, 2013 and incorporated herein by reference.

(21)	Filed as an exhibit to the S-1 filed December 21, 2012 and incorporated herein by reference.

(22)	Filed as an exhibit to the S-1/A filed June 10, 2013 and incorporated herein by reference.

(23)	Filed as an exhibit to the S-1/A filed July 30, 2013 and incorporated herein by reference.

(24)	Filed as an exhibit to the Current Report on Form 8-K filed June 4, 2014 and incorporated herein by reference.

(25)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.

(26)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.

(27)	Filed as an exhibit to the Current Report on Form 8-K filed October 9, 2014 and incorporated herein by reference.

(28)	Filed as an exhibit to the Post-Effective Amendment to Form S-1 filed December 4, 2014 and incorporated herein by reference.

(29)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference

