Form 10-Q
period 2015-03-31
Vuzix Corp
filed 2015-05-12
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 12, 2015, there were 15,909,978 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$22,884,309	$84,967
Accounts Receivable	255,126	383,533
Inventories, Net (Note 3)	1,013,467	911,949
Prepaid Expenses and Other Assets	383,136	579,000

Total Current Assets	24,536,038	1,959,449

Tooling and Equipment, Net	387,263	416,965
Patents and Trademarks, Net	419,771	423,489
Software Development Costs, Net	716,126	787,738
Debt Issuance Costs, Net	101,068	112,521

Total Assets	$26,160,266	$3,700,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$827,988	$2,183,565
Line of Credit	—	112,500
Note Payable (Note 4)	—	37,038
Current Portion of Long-Term Debt (Note 7)	80,097	128,425
Current Portion of Capital Leases	11,629	16,882
Customer Deposits	19,057	120,550
Unearned Revenue	68,489	53,403
Accrued Expenses (Note 5)	673,737	699,067
Income and Other Taxes Payable	29,098	35,158

Total Current Liabilities	1,710,095	3,386,588

Long-Term Liabilities
Long-Term Derivative Liability (Note 6)	175,158	13,541,138
Long-Term Portion of Term Debt, net of discount (Note 7)	1,077,009	1,088,996
Long-Term Portion of Accrued Interest	103,921	81,451

Total Long-Term Liabilities	1,356,088	14,711,585

Total Liabilities	3,066,183	18,098,173

Stockholders’ Equity (Deficit)
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding March 31, 2015, and 0 Shares Outstanding on December 31, 2014	50	—
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 15,865,141 Shares Issued and Outstanding March 31, 2015 and 11,295,387 on December 31, 2014	15,865	11,296
Additional Paid-in Capital	72,330,410	29,752,083
Accumulated Deficit	(49,252,242)	(44,161,390)

Total Stockholders’ Equity (Deficit)	23,094,083	(14,398,011)

Total Liabilities and Stockholders’ Equity (Deficit)	$26,160,266	$3,700,162

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional	Accumulated	Preferred Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total

Balance — December 31, 2014	11,295,387	$11,296	$29,752,083	$(44,161,390)	—	$—	$(14,398,011)
Stock Compensation Expense			113,084				113,084
Conversion of Note Payable	150,000	150	337,350				337,500
Stock Issues for Services	40,000	40	235,460				235,500
Common Stock Awards to Officers, Directors and Law Firm	295,000	295	1,474,705				1,475,000
Warrants Issued for Services			260,373				260,373
Exercise of Warrants	4,084,754	4,084	1,196,667				1,200,751
Reclass Fair Value of Warrant Derivative Liability upon Exercise			2,826,053				2,826,053
Reclass Fair Value of Warrant Derivative Liability Upon Waiver of Certain Anti-Dilutive Provisions			8,736,412				8,736,412
Reclass Fair Value of Note Derivative Liability Upon Waiver of Certain Anti-Dilutive Provisions			2,806,942				2,806,942
Proceeds from Preferred Stock Offering			24,812,950		49,626	50	24,813,000
Direct costs of preferred stock Offering			(221,669)				(221,669)
Net Loss for the Quarter Ended March 31, 2015				(5,090,852)			(5,090,852)

Balance — March 31, 2015	15,865,141	$15,865	$72,330,410	$(49,252,242)	49,626	$50	$23,094,083

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended March 31,
	2015	2014

Sales of Products	$695,574	$649,418
Sales of Engineering Services	113,581	149,000

Total Sales	809,155	798,418

Cost of Sales — Products	585,390	390,649
Cost of Sales — Engineering Services	45,432	59,600

Total Cost of Sales	630,822	450,249

Gross Profit	178,333	348,169
Operating Expenses:
Research and Development	514,707	397,422
Selling and Marketing	357,547	364,555
General and Administrative	2,934,907	479,637
Depreciation and Amortization	59,638	99,705

Total Operating Expenses	3,866,799	1,341,319
(Loss) from Operations	(3,688,466)	(993,150)

Other Income (Expense)
Other Taxes	(11,774)	(21,442)
Foreign Exchange Gain (Loss)	5,271	(3,951)
Gain (Loss) on Derivative Valuation	(1,003,427)	2,575,262
Amortization of Term Debt Discount	(340,960)	(6,326)
Interest Expense	(51,496)	(38,487)

Total Other Income (Expense)	(1,402,386)	2,505,056

Income (Loss) Before Provision for Income Taxes	(5,090,852)	1,511,906
Provision (Benefit) for Income Taxes	—	—

Net Income (Loss)	$(5,090,852)	$1,511,906
Preferred Stock Dividends	(358,939)	—
Earnings Available to Common Shareholders	(5,449,791)	1,511,906

Earnings (Loss) per Share (Note 2)
Basic	$(0.40)	$0.15
Diluted	$(0.40)	$0.13
Weighted-average Shares Outstanding: Basic	13,561,206	9,972,105
Diluted	13,561,206	11,517,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities
Net Income (Loss)	$(5,090,852)	$1,511,906
Non-Cash Adjustments
Depreciation and Amortization	59,639	99,705
Amortization of Software Development Costs in cost of sales products	71,613	—
Common Stock Awards Compensation Expense	1,475,000	—
Stock-Based Option Compensation Expense	113,084	19,347
Amortization of Term Debt Discount	340,960	6,326
Amortization of Debt Issuance Costs	11,453	—
Common Stock and Warrants Issued for Services	526,916	—
(Gain) Loss on Derivative Valuation	1,003,427	(2,575,262)
(Increase) Decrease in Operating Assets
Accounts Receivable	128,407	27,130
Inventories	(101,518)	(82,047)
Prepaid Expenses and Other Assets	164,821	136,026

Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,355,578)	(146,719)
Accrued Expense	(25,330)	(13,700)
Customer Deposits	(101,493)	(72,409)
Unearned Revenue	15,086	—
Income and Other Taxes Payable	(6,060)	10,678
Accrued Interest	22,470	5,708

Net Cash Flows Used in From Operating Activities	(2,747,955)	(1,073,311)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(18,310)	(57,009)
Investments in Software	—	(280,585)
Investments in Patents and Trademarks	(7,909)	(11,305)

Net Cash Used in Investing Activities	(26,219)	(348,899)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	1,200,751	1,447,425
Repayment of Capital Leases	(5,253)	(8,042)
Repayment of Long-Term Debt and Notes Payable	(100,813)	(55,501)
Proceeds from Preferred Stock Offering	24,813,000	—
Issuance Costs on Preferred Stock Offering	(221,669)	—
Net Change in Lines of Credit	(112,500)	—

Net Cash Flows Provided by Financing Activities	25,573,516	1,383,882

Net Increase (Decrease) in Cash and Cash Equivalents	22,799,342	(38,328)
Cash and Cash Equivalents — Beginning of Period	84,967	310,140

Cash and Cash Equivalents — End of Period	$22,884,309	$271,812
Supplemental Disclosures
Interest Paid	$17,794	$32,779
Common Stock and Warrants Issued for Services, Classified as Prepaid Expense	138,625	—
Conversion of Long-Term Debt	337,500	—
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	11,543,354	—
Reclassification of Derivative Liability Upon Warrant Exercises	2,826,053	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited Consolidated Financial Statements in Form 10-K.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2014, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

Note 2 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three months ended March 31, 2015, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. Since the Company reported net income for the three months ended March 31, 2014, a total of 1,544,999 additional shares have been included for these diluted calculations. As of March 31, 2015 and December 31, 2014, there were 7,186,350 and 7,012,767 respectively, common stock share equivalents potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Purchased Parts and Components	$923,363	$1,251,224
Work in Process	14,702	25,974
Finished Goods	405,577	300,889
Less: Reserve for Obsolescence	(330,175)	(666,138)

Net	$1,013,467	$911,949

Note 4 — Notes Payable

Notes payable represent promissory notes payable by the Company.

	March 31, 2015	December 31, 2014

Note payable to officers and shareholders of the Company. Principal along with accrued interest is payable on demand. The notes bear interest at 18.5% and secured by all the assets of the Company.	$—	$37,038

	$—	$37,038

Note 5 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014

Accrued Wages and Related Costs	$91,134	$101,445
Accrued Compensation	417,286	428,786
Accrued Professional Services	33,500	45,000
Accrued Warranty Obligations	45,623	39,624
Accrued Interest	85,191	75,471
Other Accrued Expenses	1,003	8,741

Total	$673,737	$699,067

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $386,036 as of March 31, 2015 and $393,526 as of December 31, 2014. The related interest amounts included in Accrued Interest were $71,076 and $62,801 respectively as of March 31, 2015 and December 31, 2014. The related interest expense amounts for the three months ended March 31, 2015 and 2014 were $8,994 and $7,338 respectively.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2015 were as follows:

Accrued Warranty Obligations at December 31, 2014	$39,624
Reductions for Settling Warranties	(21,948)
Warranties Issued During Period	27,947

Accrued Warranty Obligations at March 31, 2015	$45,623

Note 6 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the public equity offering and related debt conversions on August 5, 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently remeasured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at March 31, 2015 a total of 52,600 of these warrants were outstanding and as at December 31, 2014 a total of 4,730,992 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the Series A Private Placement on January 2, 2015 (see Note 9), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering(collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

The Company recognized a derivative liability during the year ended December 31, 2014 for the $3,000,000 of senior convertible notes with a conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). In accordance with FASB ASC 815-10-25, we measured the derivative liability of this embedded conversion option using a Monte Carlo Options Lattice pricing model at the June 3, 2014 issuance date as $1,938,988. The value of the derivative liability at issuance was recorded as a discount against the notes in the Long-Term Liabilities section of the balance sheet which is amortized into interest expense over the term of the related note. At the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value through earnings.

In connection with the Series A Private Placement on January 2, 2015, each of the holders of notes issued by the Company on June 3, 2014 (the “June 2014 Notes”) agreed to irrevocably waive their rights to anti-dilution protection under Section 5(b) of the June 2014 Notes in the event the Company issues additional securities at a per share price lower than the conversion price of the June 2014 Notes (the “June 2014 Note Waiver”). As a result this derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital. For period ending December 31, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of the embedded conversion option on the convertible notes issued during this period.

The Company has adopted FASB ASC Topic 820 for financial instruments measured at fair value on a recurring basis. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to both the short maturities of these instruments and that the interest rates on borrowing approximate those that would have been available for loans for similar remaining maturity and risk profiles.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2015:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Note Conversion Feature Liability	—	—	—	—
Warrant Liability	175,158	—	—	175,158
Total liabilities measured at fair value (Long-Term)	$175,158	$—	$—	$175,158

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	(Level 1)	(Level 2)	Level (3)
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Note Conversion Feature Liability	2,806,942	—	—	2,806,942
Warrant Liability	10,734,196	—	—	10,734,196
Total liabilities measured at fair value (Long-Term)	$13,541,138	$—	$—	$13,541,138

Fair value – December 31, 2014	13,541,138

Reclassification of warrant exercises to Additional Paid-in Capital	(2,826,053)
Change in fair value for the period of warrant derivative liability	1,003,427
Reclassification of embedded debt conversion price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(2,806,942)
Reclassification of warrant exercise price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(8,736,412)

Fair value – March 31, 2015	$175,158

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrant liability outstanding:

	March 31, 2015	December 31, 2014
Assumptions for Pricing Model:
Expected term in years	3.35 to 3.59	3.59 to 3.78
Volatility range for years	89 to 90%	81 to 89%
Risk-free interest rate	0.89 to 1.06%	0.83 to 1.11%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$175,158	$10,734,196

Note 7 — Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2015	December 31, 2014

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	130,836	186,131
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(40,074)	(46,399)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	42,395	50,874
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required. The notes carry a 5% interest, payable upon the note’s maturity. Both the interest plus accrued interest is convertible into shares of the Company’s common shares at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	2,037,500	2,375,000
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	(1,013,551)	(1,348,185)

	$1,157,106	$1,217,421
Less: Amount Due Within One Year	(80,097)	(128,425)

Amount Due After One Year	$1,077,009	$1,088,996

The calendar year aggregate maturities for all long-term borrowings exclusive of discounts as of March 31, 2015 are as follows:

Total Aggregate Maturity For Period	Amounts

2015	$114,088
2016	59,143
2017	2,037,500
Total Required Principal Payments Exclusive of Debt Discounts	2,210,731
Total Unamortized Debt Discounts	(1,053,625)

Total Net Long-Term Borrowings as of March 31, 2015	$1,157,106

Note 8 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 9 — Preferred Stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of March 31, 2015 and December 31, 2014.

On January 2, 2015 (the “Series A Closing Date”), we entered into and closed a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold to the Series A Purchaser, an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000 (the “Series A Private Placement”). Each share of Series A Preferred Stock is convertible, at the option of the Series A Purchaser, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price. The Series A Conversion Price is $5.00, subject to adjustment in the event of stock splits, dividends or other combinations). Total costs incurred connection with this offering were approximately $222,000.

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

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock issuable upon conversion of the Series A Preferred Stock sold in the Series A Private Placement on or before February 14, 2015.  The Company filed the registration statement on February 12, 2015 and the registration statement was declared effective by SEC on February 17, 2015.

Note 10 — Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2015 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2014	5,236,660
Exercised During the Period	(4,699,017)
Issued During the Period	60,000
Expired During the Period	—

Warrants Outstanding, March 31, 2015	597,643

The outstanding warrants as of March 31, 2015 expire from May 21, 2015 to August 5, 2018. The weighted average remaining term of the warrants is 2.9 years. The weighted average exercise price is $2.56 per share.

The Black-Scholes-Merton pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The following shows the assumptions used to compute the fair value of warrants granted during the three period ending March 31, 2015 for investor relations services and their estimated value:

•         Expected term in years 2.8 to 3.0 years

•         Volatility 122.8 to 122.9%

•         Risk-free interest rate 0.90 to 0.99%

•         Expected annual dividends None

•         Fair value of warrants issued $260,373

Unrecognized warrant-based compensation expense was approximately $61,082 as of March 31, 2015, relating to the unamortized period of services remaining under the arrangements for which the warrants were issued. The entire unamortized amount will be recognized in the second quarter ending June 30, 2015.

Note 11 — Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

Weighted
	Number of	Average	Exercise Price
	Shares	Exercise Price	Range

Outstanding at December 31, 2014	720,551	$4.46	$1.71 – $ 17.50
Granted	—	$—	$—
Exercised	—	$—	$—
Expired or Forfeited	—	$—	$—

Outstanding at March 31, 2015	720,551	$4.46	$1.71 – $ 17.50

As of March 31, 2015, there were 304,337 options that were fully vested and exercisable at a weighted average exercise price of $6.95 per share. The weighted average remaining contractual term on the vested options is 6.9 years.

As of March 31, 2015 there were 416,214 unvested options exercisable at a weighted average exercise price of $2.63 per share. The weighted average remaining contractual term on the unvested options is 9.3 years.

No cash was received from option exercises for the three months ended March 31, 2015 and 2014.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2015, the Company had approximately $957,291 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.0 years.

Note 12 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 13 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2015 through to March 1, 2016. The Company’s total contractual payment obligations for operating leases as of March 31, 2015 total $66,800.

Note 14 — Recent Accounting Pronouncements

FASB ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

FASB ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). ASU 2015-3 is effective for the annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that not have been previously issued.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2014

As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix” “management,” “we,” “our,” and “us” refer to Vuzix Corporation and its subsidiary.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our accounting policies for the three month period ended March 31, 2015.

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

Recent Accounting Pronouncements

FASB ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items. ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

FASB ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). ASU 2015-3 is effective for the annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that not have been previously issued.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2015 and 2014.

	3 Months Ended March 31,
	2015	2014	Dollar Change	% Increase (Decrease)

Sales of Products	$695,574	$649,418	$46,156	7%
Sales of Engineering Services	113,581	149,000	(35,419)	(24%)

Total Sales	809,155	798,418	10,737	1%

Cost of Sales — Products	585,390	390,649	194,741	50%
Cost of Sales — Engineering Services	45,432	59,600	(14,168)	(24%)

Total Cost of Sales	630,822	450,249	180,573	40%

Gross Profit	178,333	348,169	(169,836)	(49%)
Gross Margin %	22%	43%

Operating Expenses:
Research and Development	514,707	397,422	117,285	30%
Selling and Marketing	357,547	364,555	(7,008)	(2%)
General and Administrative	2,934,907	479,637	2,455,270	512%
Depreciation and Amortization	59,638	99,705	(40,067)	(26%)

Loss from Operations	(3,688,466)	(993,150)	(2,695,316)	(271%)

Other Income (Expense)
Other Taxes	(11,774)	(21,442)	9,668	(45%)
Foreign Exchange (Gain) Loss	5,271	(3,951)	9,222	(233%)
Loss (Gain) on Derivative Valuation	(1,003,427)	2,575,262	(3,578,689)	(139%)
Amortization of Senior Term Debt Discount	(340,960)	(6,326)	(334,634)	(5290%)
Interest Expense	(51,496)	(38,487)	(13,009)	(34%)

Total Other Income (Expense)	(1,402,386)	2,505,056	(3,907,442)	(156%)

(Loss) Income from Before Provision for Income Taxes	(5,090,852)	1,511,906	(6,602,758)	(437%)
Provision for Income Taxes	—	—	—	—

Net (Loss) Income	$(5,090,852)	$1,511,906	(6,602,758)	(437%)

Sales.    The increase in product sales for the three months ended March 31, 2015 over the same period in 2014 was primarily the result of a 56% increase in monocular Video Eyewear sales of the M100 Smart Glasses and M2000AR waveguide products. M100 sales to China resumed in Q1 of 2015 and represented approximately one-third of M100 product sales versus nil revenues to China for the same period in 2014. Offsetting this increase was a 15% decrease in sales of our Wrap series of video viewers and a 67% decrease in sales of Wrap AR/VR Video Eyewear products in 2015 as compared to 2014. These Wrap products were being phased out due to planned product changes to higher resolution versions and as a result we had limited quantities left for sale as compared to the 2014 period.

Sales from our engineering programs for the three months ended March 31, 2015, decreased to $113,581 or 24% of total sales compared to $149,000 or 19% of total sales in the same period in 2014. During the three months ended March 31, 2015 we made our final deliveries to the Navy of our first binocular waveguide systems. We have no open orders for further engineering services and are focusing on our own product and technology development activities.

Cost of Sales and Gross Margin.   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services,. The decreased gross margin percentage earned in the three months ended March 31, 2015 as compared to the same period in 2014 was primarily the result of amortization of software development costs of $71,613 in the three months ending March 31, 2015, approximately $50,000 in lower margins earned on Lenovo M100 sales in China versus average margins earned on M100 sales made elsewhere, an $18,350 increase in manufacturing overhead as the result of increase wage costs, and component write-offs of approximately $50,000 related to wind down of Wrap 1200 Video Eyewear production.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs. Comparing the three months ending March 31, 2015 versus the same period in 2014 research and development costs, there was an increase in 2015 salaries of $76,698 versus the same period in 2014 when $62,500 of salaries related to software development costs were capitalized, a reduction of $33,606 in consulting fees, an increase of $21,241 in stock compensation expense, and a $7,662 increase in travel costs.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees and sales commissions paid to full-time staff and outside consultants. These costs decreased overall for the three months ended March 31, 2015 as compared to the same period in 2014 primarily attributable to the following main factors: lower public relations and consulting fees of $38,915, lower web design services of $9,364, lower trade show costs of $7,215 all offsetting an increase in salary and stock compensation costs of $31,204.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased for the three months ended March 31, 2015 as compared to the same period in 2014 primarily increased because of higher non-cash compensation expense related to stock awards totaling $1,475,000, of which $100,000 was awarded to our attorneys; increased IR activities of $780,337, inclusive of a non-cash expense of $526,916 for stock and warrants awarded to consultants, $53,055 increase in professional fees; $52,437 in increased travel costs; and $22,792 in increased SEC filing and share listing fees. Of the total $2,455,270 increase in 2015 over 2014, a total of approximately $2,100,000 was non-cash share and warrant compensation expense, resulting in a net increase of approximately $355,000 as the result of cash general and administrative expenses explained above.

Depreciation and Amortization.   The reduction in depreciation and amortization expense is due to assets that have become fully depreciated and lower capital expenditures over the last 2 fiscal years.

Other Income (Expense).   Other income and expenses was primarily attributable to two items. The Company recorded a loss of $1,003,427 on the derivative liability valuation mark-to-market revaluation for 2015 versus income of $2,575,262 in 2014, a reduction of $3,578,689. Secondly, we incurred $340,960 in expenses for the amortization term debt discounts in 2015 as compared to $6,326 in 2014, a period in which prior to when the June 2014 Notes (discussed below) were issued. The provision for other taxes for 2015 was $11,774 compared to $21,442 for 2014. The composition of each year’s other taxes provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which has decreased due to the reduction in authorized capital effected in June 2014.

Provision for Income Taxes. There were no provisions for income taxes for the three months ended March 31, 2015 or 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $22,884,309, an increase of $22,799,342 from $84,967 as of December 31, 2014.

At March 31, 2015 we had current assets of $24,536,038 compared to current liabilities of $1,710,095 which resulted in a positive working capital position of $22,825,943. At December 31, 2014, we had current liabilities of $3,386,588 compared to current assets of $1,959,449 which resulted in a negative working capital position of $1,427,139. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $2,747,955 of cash for operating activities for the three months ending March 31, 2015 and $1,073,311 in the same period in 2014. Total non-cash adjustments for the three months ending March 31, 2015 were $3,602,092 reflecting a net loss adjusted for non-cash items of $1,488,760 as compared to a net loss adjusted for non-cash items of $937,978 after non-cash adjustments of $2,449,884 for the same period in 2014. The major cash operating items for the three months ending March 31, 2015 resulted from a $1,355,578 decrease in accounts payable, a $101,493 decrease in customer deposits and a $101,518 increase in inventory, offset by a $128,407 reduction in accounts receivable and a $164,821 reduction in prepaid expenses. The major cash operating items for the three month period ending March 31, 2014 were a $146,719 decrease in accounts payable, a $136,026 reduction in prepaid expenses, and an $82,047 increase in accrued in inventory.

Investing Activities.   Cash used in investing activities was $26,219 for the three months ending March 31, 2015 as compared to $348,899 in the same period in 2014. During the first quarter of 2015, $18,310 was used primarily for the purchase of computer equipment additions, as compared to spending of $57,009 for the same period in 2014, primarily for the purchase of manufacturing equipment and mold tooling computer equipment additions. During the first quarter of 2014, a total of $280,585 in software development costs related to our M100 product was capitalized, versus $-0- for the same current period in 2015 when no amounts were capitalized. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $7,909 in the three month period ending March 31, 2015 and $11,305 in the same period in 2014.

Financing Activities.   Cash provided by financing activities was $25,573,516 for the three months ending March 31, 2015, whereas in the same period in 2014, our net financing activities provided $1,383,882. During the three month period ending March 31, 2015, the primary source of cash were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation (discussed below), less direct offering costs of $221,669 and the cash proceeds of $1,200,751 from warrant exercises. During the three month period ending March 31, 2014, the primary source of cash were proceeds of $1,447,425 from warrant exercises less the repayments of leases and notes totaling $63,543.

Capital Resources.   As of March 31, 2015, we had a cash balance of $22,884,309.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per annum, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock will be entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom will be required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof. As of the date of the filing of this Quarterly Report, the Series A Purchaser has not requested the appointment of its 2 directors nor asked to have its observer attend board meetings.

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

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock issuable upon conversion of the Series A Preferred Stock sold in the Series A Private Placement. The Company filed the registration statement on February 12, 2015 and the registration statement was declared effective by SEC on February 17, 2015.

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

In connection with the Series A Private Placement, holders of approximately 86% of outstanding warrants issued by the Company in its public offering on August 5, 2013 and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). The obligations of the holder of the Public Offering Warrants under the Public Offering Warrant Waiver will be binding on all assignees of the July 2013 Warrants.

During the first quarter of 2015, the Company received exercise notices with respect to an aggregate of 4,665,892 warrants issued pursuant to the Company’s public offering at an exercise price of $2.25 per share. A total of 504,500 of these warrants were exercised for cash along with 26,250 underwriter cash warrant exercises related to that same offering, netting total proceeds of $1,200,751 to the Company. A further 4,161,392 of these public offering warrants and 6,875 underwriter warrants were exercised on a cashless basis resulting in the issuance of 3,549,624 and 4,380 common shares, respectively. There are currently 57,600 investor and 70,125 underwriter warrants outstanding from the August 2013 public offering.

Additionally, $337,500 in convertible notes were converted to common stock during the first quarter of 2015. Total convertible notes outstanding as of the date of March 31, 2015, excluding accrued interest is $2,037,500, which is convertible into 905,556 shares.

We will need to continue to increase our product sales to achieve positive cash flow from operations. We have developed an operating plan which includes the expansion of our existing premises and personnel resources. As part of this plan we will be relocating our corporate offices, research and development facilities and manufacturing to a facility approximately 4 times our existing facility by early fall 2015. This relocation will include the installation of new cleanroom space to meet the expanded production needs of our waveguide optics. Most of the new personnel resources will be focused on research and development staff and select marketing and sales personnel as well as some finance head count increases to improve the Company’s financial reporting controls. We intend to introduce several new products over the next year including our award winning IWear 720 (formerly named the V720) Video Headphones, successor models of the M100 Smart Glasses and new Smart Glass products based on our waveguide optics technologies. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal use of our cash.

We believe our existing cash and cash equivalent balances and cash flow from future operations will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses similar in size to the amounts reported for the three months ending March 31, 2015 and for the year ended December 31, 2014. There can however be no assurance that we will be able to generate positive cash flows from operations in the future.

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include statements concerning:

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

The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These important factors include our financial performance and the other important factors set forth in our annual report on Form 10-K for the year ended December 31, 2014 and in other filings with the Securities and Exchange Commission.

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2014 annual report on Form 10-K and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

Any of these factors could cause our actual results to differ materially from our anticipated results. For a more detailed discussion of these factors, see the "Risk Factors" discussion in Item 1A in our 2014 annual report. We caution readers to carefully consider such factors. Many of these factors are beyond our control. In addition, any forward-looking statements represent our estimates only as of the date they are made, and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, except as may be required under applicable securities laws, we specifically disclaim any obligation to do so, even if our estimates change.

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

As reported in our 2014 Annual Report on Form 10-K (the "2014 Form 10-K"), as of December 31, 2014, our management identified material weaknesses in our internal control over financial reporting that have a direct impact on our financial reporting. Due to these material weaknesses in internal control over financial reporting, our management concluded in our 2014 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2014.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of March 31, 2015, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reports as of December 31, 2014, we determined that there were control deficiencies that constituted the following material weaknesses that continue to exist as of March 31, 2015:

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

Changes in internal control over financial reporting

During the three months ended March 31, 2015, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. There have been no material changes from those risk factors. The risks discussed in our 2014 annual report could materially affect our business, financial condition and future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

During the three months ended March 31, 2015 we issued 40,000 shares of common stock and 60,000 warrants for investor relations services.

During the three months ended March 31, 2015 we issued 30,630 shares upon the exercise of warrants issued to the underwriter in connection with our August 5, 2013 public offering.

During the three months ended March 31, 2015 we issued a total of 275,000 shares to two officers and three directors of the Company and 20,000 shares to the Company’s law firm for services provided.

During the three months ended March 31, 2015, we issued 150,000 shares of common stock upon conversion of convertible notes in the principal amount of $337,500.

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

VUZIX CORPORATION

Date: May 12, 2015	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2015	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

