Form 10-Q
period 2015-06-30
Vuzix Corp
filed 2015-08-13
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 13, 2015, there were 16,031,434 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash and Cash Equivalents	$15,047,989	$84,967
Accounts Receivable	84,380	383,533
Marketable Securities	5,000,000	—
Inventories, Net	1,086,838	911,949
Prepaid Manufacturing Vendor Payments	843,772	156,091
Prepaid Expenses and Other Assets	536,373	422,909

Total Current Assets	22,599,352	1,959,449

Tooling and Equipment, Net	486,190	416,965
Patents and Trademarks, Net	514,295	423,489
Software Development Costs, Net	644,513	787,738
Debt Issuance Costs, Net	89,488	112,521

Total Assets	$24,333,838	$3,700,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$688,397	$2,183,565
Line of Credit	—	112,500
Notes Payable	—	37,038
Current Portion of Long-term Debt, Net of discount	82,464	128,425
Current Portion of Capital Leases	6,009	16,882
Customer Deposits	21,872	120,550
Unearned Revenue	68,591	53,403
Accrued Expenses	719,837	699,067
Income and Other Taxes Payable	6,732	35,158

Total Current Liabilities	1,593,902	3,386,588

Long-Term Liabilities
Long-Term Derivative Liability	169,027	13,541,138
Long-Term Portion of Term Debt, Net of discount	1,077,552	1,088,996
Long-Term Portion of Accrued Interest	125,405	81,451

Total Long-Term Liabilities	1,371,984	14,711,585

Total Liabilities	2,965,886	18,098,173

Stockholders’ Equity (Deficit)
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding June 30, 2015, and 0 Shares Outstanding on December 31, 2014	50	—
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 16,001,434 Shares Issued and Outstanding June 30, 2015 and 11,295,387 on December 31, 2014	16,000	11,296
Additional Paid-in Capital	73,006,471	29,752,083
Accumulated Deficit	(51,654,569)	(44,161,390)

Total Stockholders’ Equity (Deficit)	21,367,952	(14,398,011)

Total Liabilities and Stockholders’ Equity (Deficit)	$24,333,838	$3,700,162

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock		Additional	Accumulated	Preferred Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total

Balance — December 31, 2014	11,295,387	$11,296	$29,752,083	$(44,161,390)	—	$—	$(14,398,011)
Stock Compensation Expense			252,331				252,331
Conversion of Note Payable	210,000	210	472,290				472,500
Stock Issued for Services	100,337	100	583,564				583,664
Common Stock Awards to Officers, Directors and Law Firm	295,000	295	1,474,705				1,475,000
Warrants Issued for Services			260,373				260,373
Exercise of Warrants	4,092,254	4,091	1,213,535				1,217,626
Reclass Fair Value of Warrant Derivative Liability upon Exercise			2,855,463				2,855,463
Reclass Fair Value of Warrant Derivative Liability Upon Waiver of Certain Anti-Dilutive Provisions			8,736,412				8,736,412
Reclass Fair Value of Note Derivative Liability Upon Waiver of Certain Anti-Dilutive Provisions			2,806,942				2,806,942
Proceeds from Preferred Stock Offering			24,812,950		49,626	50	24,813,000
Direct costs of preferred stock Offering			(214,169)				(214,169)
Exercise of Stock Options	8,456	8	(8)				—
Net Loss for the Six Months Ended June 30, 2015				(7,493,179)			(7,493,179)

Balance — June 30, 2015	16,001,434	$16,000	$73,006,471	$(51,654,569)	49,626	$50	$21,367,952

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

Sales of Products	$427,812	$609,887	$1,123,386	$1,259,305
Sales of Engineering Services	—	113,371	113,581	262,371

Total Sales	427,812	723,258	1,236,967	1,521,676

Cost of Sales — Products	392,548	416,808	977,938	807,457
Cost of Sales — Engineering Services	—	45,432	45,432	105,032

Total Cost of Sales	392,548	462,240	1,023,370	912,489

Gross Profit	35,264	261,018	213,597	609,187
Operating Expenses:
Research and Development	732,491	295,552	1,247,198	692,974
Selling and Marketing	345,262	256,767	702,809	621,322
General and Administrative	1,023,244	532,561	3,958,149	1,012,197
Depreciation and Amortization	78,548	101,438	138,187	201,143

(Loss) from Operations	(2,144,281)	(925,300)	(5,832,746)	(1,918,449)

Other Income (Expense)
Other Taxes	(2,290)	(25,093)	(14,065)	(46,535)
Foreign Exchange Gain (Loss)	(4,223)	3,713	1,048	(237)
Gain (Loss) on Derivative Valuation	(23,279)	1,248,556	(1,026,706)	3,823,818
Amortization of Senior Term Debt Discount	(178,981)	(33,889)	(519,941)	(40,214)
Amortization of Deferred Financing Costs	(11,580)	(3,405)	(23,032)	(3,405)
Interest Expenses	(37,693)	(25,472)	(77,737)	(63,962)

Total Other Income (Expense)	(258,046)	1,164,410	(1,660,433)	3,669,465

Income (Loss) Before Provision for Income Taxes	(2,402,327)	239,110	(7,493,179)	1,751,016
Provision (Benefit) for Income Taxes	—	—	—	—

Net Income (Loss)	(2,402,327)	$239,110	(7,493,179)	1,751,016
Preferred Stock Dividends	(376,545)	—	(735,483)	—

Earnings Available to Common Shareholders	$(2,778,872)	$239,110	$(8,228,662)	$1,751,016

Earnings (Loss) per Share
Basic	$(0.17)	$0.02	$(0.56)	$0.17
Diluted	$(0.17)	$0.02	$(0.56)	$0.15
Weighted-average Shares Outstanding Basic	15,934,279	10,285,453	14,754,298	10,135,387
Diluted	15,934,279	11,226,921	14,754,298	11,395,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities
Net Income (Loss)	$(7,493,179)	$1,751,016
Non-Cash Adjustments
Depreciation and Amortization	138,187	201,143
Amortization of Software Development Costs in cost of sales products	143,225	—
Common Stock Awards Compensation Expense	1,475,000	—
Stock-Based Option Compensation Expense	252,331	38,694
Amortization of Term Debt Discount	519,941	40,214
Amortization of Debt Issuance Costs	23,032	3,405
Common Stock and Warrants Issued for Services	821,121	—
(Gain) Loss on Derivative Valuation	1,026,706	(3,823,818)
(Increase) Decrease in Operating Assets
Accounts Receivable	299,153	48,783
Inventories	(174,889)	36,801
Vendor Prepayments	(687,681)	—
Prepaid Expenses and Other Assets	(90,547)	140,200
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,495,169)	(327,655)
Accrued Expense	20,770	28,427
Customer Deposits	(98,678)	(103,671)
Unearned Revenue	15,188	—
Income and Other Taxes Payable	(28,426)	(37,051)
Accrued Interest	43,954	24,513

Net Cash Flows Used in Operating Activities	(5,289,961)	(1,978,999)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(171,243)	(83,619)
Purchases of Marketable Securities	(5,000,000)	—
Investments in Software	—	(482,196)
Investments in Patents and Trademarks	(126,975)	(43,821)

Net Cash Used in Investing Activities	(5,298,218)	(609,636)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	1,217,626	1,586,691
Repayment of Capital Leases	(10,873)	(15,171)
Repayment of Long-Term Debt and Notes Payable	(141,883)	(183,624)
Proceeds from Senior Convertible Debt	—	3,000,000
Issuance Costs on Senior Convertible Debt	—	(138,090)
Proceeds from Preferred Stock Offering	24,813,000	—
Issuance Costs on Preferred Stock Offering	(214,169)	—
Net Change in Lines of Credit	(112,500)	—

Net Cash Flows Provided by Financing Activities	25,551,201	4,249,806

Net Increase in Cash and Cash Equivalents	14,963,022	1,661,171
Cash and Cash Equivalents — Beginning of Period	84,967	310,140

Cash and Cash Equivalents — End of Period	$15,047,989	$1,979,311
Supplemental Disclosures
Interest Paid	$25,495	$42,854
Common Stock and Warrants Issued for Services, Classified as Prepaid Expense	$843,937	—
Conversion of Long-Term Debt	$427,500	—
Discount on Senior Convertible Debt attributed to embedded Conversion Price Adjustment Option	—	$1,938,988
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	$11,543,354	—
Reclassification of Derivative Liability Upon Warrant Exercises	$2,855,463	—

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

Note 2 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and six months ended June 30, 2015, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. Since the Company reported net income for the three and six months ended June 30, 2014, a total of 941,467 and 1,260,019 additional shares have been included respectively for these diluted calculations. As of June 30, 2015 and December 31, 2014, there were 7,283,036 and 7,012,767 respectively, common stock share equivalents potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Marketable Securities

Marketable securities consists of highly liquid, highly rated, short term commercial paper with original maturities of more than three months and less than twelve months. These investments are classified as available-for-sale with a fair value determinable based on level 1 inputs. As of June 30, 2015, the contractual maturities of these investments totaled $5,000,000 which approximated their fair value. The Company held no such investments as of December 31, 2014.

Note 4 — Inventories

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Purchased Parts and Components	$1,031,521	$1,251,224
Work in Process	10,895	25,974
Finished Goods	329,494	300,889
Less: Reserve for Obsolescence	(285,072)	(666,138)

Net	$1,086,838	$911,949

Note 5 — Notes Payable

Notes payable represent promissory notes payable by the Company.

	June 30, 2015	December 31, 2014

Notes payable to officers and shareholders of the Company. The notes bear interest at 18.5% and secured by all the assets of the Company. Paid in full during 2015.	$—	$37,038

	$—	$37,038

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014

Accrued Wages and Related Costs	$107,474	$101,445
Accrued Compensation	417,286	428,786
Accrued Professional Services	52,000	45,000
Accrued Warranty Obligations	46,663	39,624
Accrued Interest	96,414	75,471
Other Accrued Expenses	—	8,741

Total	$719,837	$699,067

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The related interest amounts included in Accrued Interest were $71,076 and $62,801 respectively as of June 30, 2015 and December 31, 2014. The related interest expense amounts for the six months ended June 30, 2015 and 2014 were $18,171 and $8,994 respectively.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2015 were as follows:

Accrued Warranty Obligations at December 31, 2014	$39,624
Reductions for Settling Warranties	(38,032)
Warranties Issued During Period	45,071

Accrued Warranty Obligations at June 30, 2015	$46,663

Note 7 – Derivative Liability and Fair Value Measurements

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

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at June 30, 2015 a total of 45,100 of these warrants were outstanding and as at December 31, 2014 a total of 4,730,992 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the Series A Private Placement on January 2, 2015 (see Note 10), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic 820 establishes a six-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

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

The Company’s financial instruments primarily consists of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, lines of credit, long-term debt and capital leases, customer deposits, accrued expenses, and income taxes payable.

As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to both the short maturities of these instruments and that the interest rates on borrowing approximate those that would have been available for loans for similar remaining maturity and risk profiles.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2015:

	Total	Level 1	Level 2	Level 3
Marketable Securities	$5,000,000	$5,000,000	$—	$—

Total assets measured at fair value	5,000,000	5,000,000	—	—

Liabilities

Warrant Liability	169,027	—	—	169,027
Total liabilities measured at fair value (Long-Term)	$169,027	$—	$—	$169,027

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets	$—	$—	$—	$—

Total assets measured at fair value	—	—	—	—

Liabilities

Note Conversion Feature Liability	2,806,942	—	—	2,806,942
Warrant Liability	10,734,196	—	—	10,734,196
Total liabilities measured at fair value (Long-Term)	$13,541,138	$—	$—	$13,541,138

Fair value – December 31, 2014	$13,541,138

Reclassification of warrant exercises to Additional Paid-in Capital	(2,855,463)
Change in fair value for the period of warrant derivative liability	1,026,706
Reclassification of embedded debt conversion price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(2,806,942)
Reclassification of warrant exercise price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(8,736,412)

Fair value – June 30, 2015	$169,027

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the derivative liability outstanding:

	June 30, 2015	December 31, 2014
Assumptions for Pricing Model:
Expected term in years	3.10 to 3.29	3.59 to 3.78
Volatility range for years	94 to 104%	81 to 89%
Risk-free interest rate	0.86 to 1.01%	0.83 to 1.11%
Expected annual dividends	None	None

Note 8 — Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2015	December 31, 2014

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	$98,243	$186,131
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(33,748)	(46,399)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per annum and is secured by a subordinated position in all the assets of the Company.	33,916	50,874
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required prior to maturity. The notes carry 5% interest, payable upon the note’s maturity. Both the principal plus accrued interest is convertible into shares of the Company’s common shares at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	1,902,500	2,375,000
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	(840,895)	(1,348,185)

	1,160,016	1,217,421
Less: Amount Due Within One Year	(82,464)	(128,425)

Amount Due After One Year	$1,077,552	$1,088,996

The calendar year aggregate maturities for all long-term borrowings exclusive of discounts as of June 30, 2015 are as follows:

Total Aggregate Maturity For Period	Amounts

2015	$107,766
2016	24,393
2017	1,902,500
Total Required Principal Payments Exclusive of Debt Discounts	2,034,659
Total Unamortized Debt Discounts	(874,643)

Total Net Long-Term Borrowings as of June 30, 2015	$1,160,016

Note 9 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 — Preferred Stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of June 30, 2015 and December 31, 2014.

On January 2, 2015 (the “Series A Closing Date”), we entered into and closed a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold to the Series A Purchaser, an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000 (the “Series A Private Placement”). Each share of Series A Preferred Stock is convertible, at the option of the Series A Purchaser, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price. The Series A Conversion Price is $5.00, subject to adjustment in the event of stock splits, dividends or other combinations). Total costs incurred connection with this offering were approximately $214,000.

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per annum, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of June 30, 2015, total accrued and unpaid preferred dividends were $735,483. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock are entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom will be required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof.

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

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock issuable upon conversion of the Series A Preferred Stock sold in the Series A Private Placement on or before February 14, 2015.  The Company filed the registration statement on February 12, 2015 and the registration statement was declared effective by the SEC on February 17, 2015.

Note 11 — Stock Warrants

A summary of the various changes in warrants during the six-month period ended June 30, 2015 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2014	5,236,660
Exercised During the Period	(4,706,517)
Issued During the Period	60,000
Expired During the Period	(14,814)

Warrants Outstanding, June 30, 2015	575,329

The outstanding warrants as of June 30, 2015 expire from December 31, 2015 to August 5, 2018. The weighted average remaining term of the warrants is 2.7 years. The weighted average exercise price is $2.40 per share. During the six months ending June 30, 2015 a total 4,168,267 warrants were exercised on a cashless basis resulting in the issuance of 3,554,004 shares.

The Black-Scholes-Merton pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility.

The following summary table shows the assumptions used to compute the fair value of warrants granted during the six period ended June 30, 2015 for investor relations services and their estimated value:

•	Expected term in years	2.8 to 3.0 years
•	Volatility	122.8 to 122.9%
•	Risk-free interest rate	0.90 to 0.99%
•	Expected annual dividends	None
•	Fair value of warrants issued	$260,373

The entire fair value amount of the warrants issued was recognized during the six-month period ended June 30, 2015.

Note 12 — Stock Option Plans

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

		Weighted
		Average
	Number of Shares	Exercise Price

Outstanding at December 31, 2014	720,551	$4.46
Granted	229,000	$5.36
Exercised	(15,833)	$2.60
Expired or Forfeited	(34,167)	$3.38

Outstanding at June 30, 2015	899,551	$4.76

As of June 30, 2015, there were 347,222 options that were fully vested and exercisable at a weighted average exercise price of $6.48 per share. The weighted average remaining contractual term on the vested options is 7.0 years.

As of June 30, 2015 there were 552,329 unvested options exercisable at a weighted average exercise price of $3.69 per share. The weighted average remaining contractual term on the unvested options is 9.8 years.

The following summary table shows the assumptions used to compute the fair value of options granted during the six period ended June 30, 2015 and their estimated value:

•	Expected term in years	6.0 years
•	Volatility	111.1%
•	Risk-free interest rate	1.74%
•	Expected annual dividends	None
•	Fair value of options issued	$1,026,243

No cash was received from option exercises for the six months ended June 30, 2015 and 2014. During the quarter ended June 30, 2015 the Company issued a total of 8,456 shares of common stock as the result of the cashless exercise of 15,833 options.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2015, the Company had approximately $1,843,903 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.2 years.

Note 13 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 14 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2015 through to March 1, 2016. The Company’s total contractual payment obligations for operating leases as of June 30, 2015 total $40,000.

The Company signed a lease agreement for new office and manufacturing space under an operating lease that is contemplated to commence any time after October 1, 2015, subject to completion. The lease is cancellable by the Company upon 30 days-notice if the premises are not ready for possession by November 30, 2015. The base rent contractual payment obligations under this operating lease will be $335,248 per year, once the lease commences. The lease has an original 5 year term with an option by the Company to renew for two 3 year terms at pre-agreed to lease rates.

Note 15 — Recent Accounting Pronouncements

FASB ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This FASB ASU eliminates from GAAP the concept of extraordinary items. FASB ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

FASB ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This FASB ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). FASB ASU 2015-3 is effective for the annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that not have been previously issued.

FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The Company is evaluating the potential impact of this FASB ASU on the condensed consolidated financial statements.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	valuation of inventories;
•	carrying value of long-lived assets;
•	software development costs;
•	revenue recognition;
•	product warranty;
•	fair value measurement of financial instruments and embedded derivatives;
•	stock-based compensation; and
•	income taxes.

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our accounting policies for the six month period ended June 30, 2015.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), Smart Glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. Our recent Smart Glasses products, a new category of Video Eyewear have much of the capabilities of a smartphone including wireless internet access but that are like glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

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

Recent Accounting Pronouncements

FASB ASU 2015-1, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates from GAAP the concept of extraordinary items. FASB ASU 2015-1 is effective for the annual period ending after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

FASB ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). FASB ASU 2015-3 is effective for the annual periods beginning after December 15, 2015. Early adoption is permitted for financial statements that not have been previously issued.

FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires inventory within the scope of the guidance be measured at the lower of cost or net realizable value. FASB ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted. The Company is evaluating the potential impact of this ASU on the condensed consolidated financial statements.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2015 and 2014.

	3 Months Ended June 30,
	2015	2014	Dollar Change	% Increase (Decrease)

Sales of Products	$427,812	$609,887	$(182,075)	(30)%
Sales of Engineering Services	—	113,371	(113,371)	(100)%

Total Sales	427,812	723,258	(295,446)	(41)%

Cost of Sales — Products	392,548	416,808	(24,260)	(6)%
Cost of Sales — Engineering Services	—	45,432	(45,432)	(100)%

Total Cost of Sales	392,548	462,240	(69,692)	(15)%

Gross Profit	35,264	261,018	(225,754)	(86)%
Gross Margin %	8%	36%

Operating Expenses:
Research and Development	732,491	295,552	436,939	148%
Selling and Marketing	345,262	256,767	88,495	34%
General and Administrative	1,023,244	532,561	490,683	92%
Depreciation and Amortization	78,548	101,438	(28,890)	(23)%

Loss from Operations	(2,144,281)	(925,300)	(1,218,981)	132%

Other Income (Expense)
Other Taxes	(2,290)	(25,093)	22,803	(91)%
Foreign Exchange (Gain) Loss	(4,223)	3,713	(7,936)	(214)%
(Loss) Gain on Derivative Valuation	(23,279)	1,248,556	(1,271,835)	(102)%
Amortization of Senior Term Debt Discount	(178,981)	(33,889)	(145,092)	428%
Amortization of Deferred Financing Costs	(11,580)	(3,405)	(8,175)	240%
Interest Expense	(37,693)	(25,472)	(12,221)	48%

Total Other Income (Expense)	(258,046)	1,164,410	(1,422,456)	(122)%

(Loss) Income Before Provision for Income Taxes	(2,402,327)	239,110	(2,641,437)	(1105)%
Provision for Income Taxes	—	—	—	—

Net (Loss) Income	$(2,402,327)	$239,110	$(2,641,437)	(1105)%

Sales.    The decrease in product sales for the three months ended June 30, 2015 over the same period in 2014 was primarily the result of the phase out of our Wrap 1200 series of products. The Wrap Video Eyewear products are used for Video Viewing, Augmented Reality, and Virtual Reality applications. All these Wrap 1200 product models were phased out early in the period due to planned product changes to higher resolution versions and as a consequence we had very limited quantities left for sale as compared to the 2014 period. As a result sales of Video Eyewear, AR, and VR products decreased by 74% over the comparative period in 2014 and represented just 16% of revenues for the 2015 period. Sales of M100 Smart Glasses were virtually flat for the quarter as compared to the prior year and they represented 84% of total product revenues as compared to 60% in the 2014 period.

Sales from our engineering services for the three months ended June 30, 2015, was Nil compared to $113,371 or 16% of total sales in the same period in 2014. We have no open orders for further engineering services and are focusing on our own product and technology development activities.

 Cost of Sales and Gross Margin.   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The decreased gross margin percentage earned in the three months ended June 30, 2015 as compared to the same period in 2014 was primarily the result of amortization of software development costs of $71,612 in the three months ending June 30, 2015, a $32,163 increase in manufacturing overhead as the result of increased wage costs, and $43,750 in minimum software royalties related to a new software bundle on the M100 Smart Glasses in the 2015 period. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	3 Months Ending June 30, 2015	As % Related Sales	3 Months Ending June 30, 2014	As % of Related Sales	Dollar Change
Product Cost of Sales	$151,017	35.3%	$322,802	52.9%	$(171,785)
Manufacturing Overheads	126,169	29.5%	94,006	15.4%	32,163
Amortization of Software Costs	71,612	16.7%	—	—	71,612
Software Royalties (Minimum for Quarter)	43,750	10.2%	—	—	43,750

Total Cost of Sales – Products	$392,548	91.8%	$416,808	68.3%	$(24,260)

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs. Comparing research and development costs for the three months ending June 30, 2015 versus the same period in 2014, there was an increase in 2015 salary and stock compensation expenses of $254,720 versus the same period in 2014 when $62,500 of salaries related to software development costs were capitalized, a reduction of $47,034 in consulting fees, an increase in project development costs of $165,154 primarily related to the new iWear Video Headphones product scheduled for introduction in the fall of 2015, and an $18,804 increase in travel costs, primarily to and from Asia.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the three months ended June 30, 2015 as compared to the same period in 2014 primarily due to the following main factors: higher trade show costs of $23,732; higher travel costs of $11,895; and an increase in salary and stock compensation costs of $52,030.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased for the three months ended June 30, 2015 as compared to the same period in 2014 primarily because of higher investor relations costs totaling $325,337, inclusive of a non-cash expense of $248,763 for shares of common stock and warrants awarded to consultants; $45,137 increase in professional and consulting fees; $142,725 increase in salary and stock compensation costs; $10,571 increase in stock exchange listing fees; partially offset by $4,986 decreased travel costs; $10,241 decrease in insurance costs; and a $5,955 decrease in bank charges.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended June 30, 2015 was $78,548 as compared to $101,438 in the same period in 2014, a decrease of $22,890 or 23%. The reduction in depreciation and amortization expense is due to assets that have become fully depreciated and lower capital expenditures over the last 2 fiscal years.

Other Income (Expense).   Other income and expenses was primarily attributable to two items. The Company recorded a loss of $23,279 on the derivative liability valuation mark-to-market revaluation for 2015 versus income of $1,248,556 in 2014, a reduction of $1,271,835. Secondly, we incurred $178,981 in expenses for the amortization term debt discounts in 2015 as compared to $33,889 in 2014, a period prior to when the June 2014 Notes (discussed below) were issued. The provision for other taxes for 2015 was $2,290 compared to $25,093 for 2014. The composition of each year’s other taxes provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which has decreased due to the reduction in authorized capital effected in June 2014.

Provision for Income Taxes. There were no provisions for income taxes for the three months ended June 30, 2015 or 2014.

Net Income (Loss) and Income (Loss) per Share.  As the result of the foregoing, our net loss was $2,402,327 or $0.17 basic and diluted per share for the three months ended June 30, 2015, versus net income of $239,110 or $0.02 basic and diluted income per share for the same period in 2014.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2015 and 2014.

	6 Months Ended June 30,
	2015	2014	Dollar Change	% Increase (Decrease)

Sales of Products	$1,123,386	$1,259,305	$(135,919)	(11)%
Sales of Engineering Services	113,581	262,371	(148,790)	(57)%

Total Sales	1,236,967	1,521,676	(284,709)	(19)%

Cost of Sales — Products	977,938	807,457	170,481	21%
Cost of Sales — Engineering Services	45,432	105,032	(59,600)	(57)%

Total Cost of Sales	1,023,370	912,489	110,881	12%

Gross Profit	213,597	609,187	(395,590)	(65)%
Gross Margin %	17%	40%

Operating Expenses:
Research and Development	1,247,198	692,974	554,224	80%
Selling and Marketing	702,809	621,322	81,487	13%
General and Administrative	3,958,148	1,012,197	2,945,951	291%
Depreciation and Amortization	138,187	201,143	(62,956)	(31)%

Loss from Operations	(5,832,746)	(1,918,449)	(3,914,297)	204%

Other Income (Expense)
Other Taxes	(14,065)	(46,535)	32,470	(70)%
Foreign Exchange (Gain) Loss	1,048	(237)	1,285	(542)%
(Loss) Gain on Derivative Valuation	(1,026,706)	3,823,818	(4,850,524)	(127)%
Amortization of Senior Term Debt Discount	(519,941)	(40,214)	(479,727)	1193%
Amortization of Deferred Financing Costs	(23,032)	(3,405)	(19,627)	(576)%
Interest Expense (combine with above)	(77,737)	(63,962)	(13,775)	(22)%

Total Other Income (Expense)	(1,660,433)	3,669,465	(5,329,898)	(145)%

(Loss) Income Before Provision for Income Taxes	(7,493,179)	1,751,016	(9,244,195)	(528)%
Provision for Income Taxes	—	—	—	—

Net (Loss) Income	$(7,493,179)	$1,751,016	$(9,244,195)	(528)%

Sales.   The decrease in product sales for the six months ended June 30, 2015 over the same period in 2014 was primarily the result of the phase out of our Wrap 1200 series of products. The Wrap Video Eyewear products are used for Video Viewing, Augmented Reality, and Virtual Reality applications. All these Wrap 1200 product models were phased out early in the period due to planned product changes to higher resolution versions and as a consequence we had very limited quantities left for sale as compared to the 2014 period. As a result sales of Video Eyewear, AR, and VR products decreased by 65% over the comparative period in 2014 and represented just 15% of revenues for the six month period ending June 30, 2015 as compared to 39% of revenues in 2014. Sales of M100 Smart Glasses rose 28% for the six month period ended June 30, 2015 and represented 83% of product revenues as compared to 58% in the 2014 period.

Sales from our engineering services for the six months ended June 30, 2015, was $113,581 compared to $262,371 or 17% of total sales in the same period in 2014. We had no engineering services revenues in the second quarter of 2015 and have no open orders for further engineering services and are focusing on our own product and technology development activities.

Cost of Sales and Gross Profit.   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. Gross profit decreased to $213,597 for the six months ended June 30, 2015 from $609,187 for the same period in 2014, a decrease of $395,590 or 65%. The reduction was principally the result of lower product sales and the fact that nearly 40% of the composition of our cost of goods are generally fixed in nature. As a percentage of net sales, gross profit decreased to 17% for the six month period ended June 30, 2015 compared to 40% for the same period in 2014. This decrease was primarily the result of increased manufacturing overhead costs, minimum software royalties related to a new software bundle on the M100 Smart Glasses in March 2015, and commencement of amortization of software development costs that were capitalized in the comparative 2014 period. The following table reflects the components of our cost of goods sold related to products.

Component of Cost of Sales	6 Months Ending June 30, 2015	As % Related Sales	6 Months Ending June 30, 2014	As % of Related Sales	Dollar Change
Product Cost of Sales	$530,110	47.2%	$603,532	47.9%	$(73,422)
Manufacturing Overheads	254,602	22.7%	203,925	16.2%	50,678
Amortization of Software Costs	143,225	12.7%	—	—	143,225
Software Royalties (Minimum for Quarter)	50,000	4.5%	—	—	50,000

Total Cost of Sales - Products	$977,938	87.1%	$807,457	64.1%	$170,481

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs. Comparing the research and development costs for the six months ending June 30, 2015 versus the same period in 2014, there was an increase in 2015 salary and stock compensation expenses of $350,957 versus the same period in 2014 when $125,000 of salaries related to software development costs were capitalized; a reduction of $80,640 in consulting fees; an increase in project development costs of $210,117 primarily related to the new iWear Video Headphones product scheduled for introduction in the fall of 2015’ and a $26,466 increase in travel costs, primarily to and from Asia.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the six months ended June 30, 2015 to $702,809 as compared to the same period in 2014 of $621,322 primarily due to the following main factors: higher trade show and advertising costs of $40,609; higher travel costs of $11,406; increases in salary and stock compensation costs of $74,207; partially offset by a $43,788 reduction in consulting expenses.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased for the six months ended June 30, 2015 as compared to the same period in 2014 primarily because of higher non-cash compensation expense related to stock awards totaling $1,375,000 our officers and directors; increased IR activities of $1,093,174, inclusive of a non-cash expense of $796,969 for stock and warrants awarded to consultants; $199,927 increase in professional fees, of which $100,000 was for a stock award to our attorneys; $47,452 in increased travel costs; $56,550 increase in fees paid to our external board members; increased salary and benefits costs of $44,002; and $23,784 in increased stock exchange listing fees. Of the overall $2,945,951 increase in 2015 over 2014, a total of approximately $2,394,473 was non-cash share and warrant compensation expense, leaving a net increase of approximately $551,478 as the result of cash general and administrative expenses described above.

Depreciation and Amortization.   Depreciation and amortization expense for the six months ended June 30, 2015 was $138,187 as compared to $201,143 in the same period in 2014, a decrease of $62,956 or 31%. The reduction in depreciation and amortization expense is due to assets that have become fully depreciated and lower capital expenditures over the last 2 fiscal years

Other Income (Expense).   Total other expense was $1,660,433 for the six month period ended June 30, 2015 compared to income of $3,669,465 in the same period in 2014. The largest expense for the 2015 period was the loss $1,026,706 on the derivative liability valuation mark-to-market revaluation for the 2015 period versus a gain of $3,823,818, with the overall change being driven by a reduction in our stock price during the mark-to-market revaluation periods in 2014. We incurred $519,941 in expenses for the amortization term debt discounts in 2015 as compared to $40,214 in 2014, when the June 2014 Notes were only issued late in that comparative period. The provision for other taxes for the first six months of 2015 was $14,065 compared to $46,535 for 2014. The composition of each year’s other taxes provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which has decreased due to the reduction in authorized capital effected in June 2014.

Provision for Income Taxes.   There were no provisions for income taxes for the respective six month periods ending June 30, 2015 and 2014. The reported income for the six months ended June 30, 2014 was fully offset by the Company’s large loss carry-forwards for tax purposes.

Net Income (Loss) and Income (Loss) per Share.  As a result of the foregoing, we incurred a net loss of $7,493,179 or $0.56 basic and diluted per share for the six months ended June 30, 2015, versus a net income of $1,751,016 or $0.17 basic and diluted income per share for the same period in 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $15,047,989, an increase of $14,963,022 from $84,967 as of December 31, 2014. As of June 30, 2015, we also had $5,000,000 in short-term marketable securities.

At June 30, 2015 we had current assets of $22,599,352 compared to current liabilities of $1,593,902 which resulted in a positive working capital position of $21,005,450. At December 31, 2014, we had current liabilities of $3,386,588 compared to current assets of $1,959,449 which resulted in a negative working capital position of $1,427,139. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $5,289,961 of cash for operating activities for the six months ending June 30, 2015 and $1,978,999 in the same period in 2014. Total non-cash adjustments for the six months ending June 30, 2015 were $4,399,543 reflecting a net loss adjusted for non-cash items of $3,093,636 as compared to a net loss adjusted for non-cash items of $1,789,346 after non-cash adjustments of $3,540,362 for the same period in 2014. The major cash operating items for the six months ending June 30, 2015 resulted from a $1,495,169 decrease in accounts payable, a $98,678 decrease in customer deposits and a $174,889 increase in inventory, net of reserves, and vendor prepayments for components of $687,681, offset by a $299,153 reduction in accounts receivable. The major cash operating items for the six month period ending June 30, 2014 were a $327,655 decrease in accounts payable, a $140,200 reduction in prepaid expenses, and a $103,671 decrease customer deposits.

Investing Activities.   Cash used in investing activities was $5,298,218 for the six months ending June 30, 2015 as compared to $609,636 in the same period in 2014. During the first six months of 2015, $5,000,000 was used to purchase marketable securities consisting of highly rated commercial paper due within 6 months, $171,243 was used primarily for new product tooling and the purchase of computer equipment additions, as compared to spending of $83,619 for the same period in 2014, primarily for the purchase of manufacturing equipment and mold tooling computer equipment additions. During the six months ending June 30, 2014, a total of $482,196 in software development costs related to our M100 product was capitalized, versus $-0- for the same period in 2015 when no amounts were capitalized. The costs of registering our intellectual property rights and third party patent purchases, included in the investing activities totals described above, were $126,975 in the six month period ending June 30, 2015 and $43,821 in the same period in 2014.

Financing Activities.   Cash provided by financing activities was $25,551,201 for the six months ending June 30, 2015, whereas in the same period in 2014, our net financing activities provided $4,249,806. During the six month period ending June 30, 2015, the primary sources of cash from financing activities were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation (discussed below), less direct offering costs of $214,169 and the cash proceeds of $1,217,626 from warrant exercises. During the six month period ending June 30, 2014, the primary sources of cash from financing activities were proceeds of $1,586,691 from warrant exercises, the $3,000,000 issuance of senior convertible notes, less direct offering costs of $138,090, less payments on notes and capital leases of $198,795.

Capital Resources.   As of June 30, 2015, we had a cash and cash equivalents balance of $15,047,989 and $5,000,000 in short-term marketable securities.

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

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock issuable upon conversion of the Series A Preferred Stock sold in the Series A Private Placement. The Company filed the registration statement on February 12, 2015 and the registration statement was declared effective by the SEC on February 17, 2015.

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

During the first six months of 2015, the Company received exercise notices with respect to an aggregate of 4,673,392 warrants issued pursuant to the Company’s public offering at an exercise price of $2.25 per share. A total of 512,000 of these warrants were exercised for cash along with 26,250 underwriter cash warrant exercises related to that same offering, netting total proceeds of $1,217,626 to the Company. A further 4,161,392 of these public offering warrants and 6,875 underwriter warrants were exercised on a cashless basis resulting in the issuance of 3,549,624 and 4,380 common shares, respectively. All but 7,500 of these warrant exercises occurred in the first quarter of 2015. There are currently 57,600 investor and 70,125 underwriter warrants outstanding from the August 2013 public offering.

Additionally, $427,500 in convertible notes were converted to common stock during the first six months of 2015. Total convertible notes outstanding as of June 30, 2015, excluding accrued interest is $1,902,500, which is convertible into 845,556 shares.

We will need to continue to increase our product sales to achieve positive cash flow from operations. We have developed an operating plan which includes the expansion of our existing premises and personnel resources. As part of this plan we will be relocating our corporate offices, research and development facilities and manufacturing to a facility approximately 4 times our existing facility by the end of 2015. This relocation will include the installation of new cleanroom space to meet the expanded production needs of our waveguide optics. Most of the new personnel resources will be focused on research and development staff and select marketing and sales personnel as well as some finance head count increases to improve the Company’s financial reporting controls. We intend to introduce several new products over the next year including our award winning iWear (formerly named the V720) Video Headphones, successor models of the M100 Smart Glasses and new Smart Glasses products based on our waveguide optics technologies. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal use of our cash.

We believe our existing cash and cash equivalent balances and cash flow from future operations will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses similar in size to the amounts reported for the six months ending June 30, 2015 and for the year ended December 31, 2014. There can however be no assurance that we will be able to generate positive cash flows from operations in the future.

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

As reported in our 2014 Annual Report on Form 10-K (the "2014 Form 10-K"), as of December 31, 2014, our management identified material weaknesses in our internal control over financial reporting that have a direct impact on our financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Due to these material weaknesses in internal control over financial reporting, our management concluded in our 2014 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2014. The control deficiencies that constituted the material weaknesses were listed in our Form 10-K, as of December 31, 2014.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. During the quarter ending June 30, 2015, we had a detailed review and assessment of our controls and procedures currently in place prepared by external consultants. Our management is now preparing plans for making changes in our controls and procedures as a result. As of June 30, 2015, we have not completed the development, assessment, implementation and testing of all the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2015.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

During the three months ended June 30, 2015, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sale of Unregistered Securities –

During the three months ended June 30, 2015 we issued 60,337 shares of common stock for investor relations services.

During the three months ended June 30, 2015 we issued 8,456 shares of common stock upon the exercise of stock options to an employee of the Company.

During the three months ended June 30, 2015, we issued 60,000 shares of common stock upon conversion of convertible notes in the principal amount of $135,000.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchase of Equity Securities – none

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

VUZIX CORPORATION

Date: August 13, 2015	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

