Form 10-Q
period 2015-09-30
Vuzix Corp
filed 2015-11-12
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35955

VUZIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3392453
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

25 Hendrix Road, Suite A West Henrietta, New York	14586
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2015, there were 16,059,434 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$16,072,222	$84,967
Accounts Receivable	664,567	383,533
Inventories, Net	1,761,907	911,949
Prepaid Manufacturing Vendor Payments	1,278,275	156,091
Prepaid Expenses and Other Assets	370,566	422,909

Total Current Assets	20,147,537	1,959,449

Tooling and Equipment, Net	804,937	416,965
Patents and Trademarks, Net	528,798	423,489
Software Development Costs, Net	572,901	787,738
Debt Issuance Costs, Net	77,781	112,521

Total Assets	$22,131,954	$3,700,162

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$397,927	$2,183,565
Line of Credit	—	112,500
Notes Payable	—	37,038
Current Portion of Long-term Debt, Net of discount	73,985	128,425
Current Portion of Capital Leases	—	16,882
Customer Deposits	20,534	120,550
Unearned Revenue	74,031	53,403
Accrued Expenses	715,480	699,067
Income and Other Taxes Payable	9,528	35,158

Total Current Liabilities	1,291,485	3,386,588

Long-Term Liabilities
Long-Term Derivative Liability	110,788	13,541,138
Long-Term Portion of Term Debt, Net of discount	1,193,559	1,088,996
Long-Term Portion of Accrued Interest	149,309	81,451

Total Long-Term Liabilities	1,453,656	14,711,585

Total Liabilities	2,745,141	18,098,173

Stockholders’ Equity (Deficit)
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding September 30, 2015, and 0 Shares Outstanding on December 31, 2014	50	—
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 16,059,434 Shares Issued and Outstanding September 30, 2015 and 11,295,387 on December 31, 2014	16,058	11,296
Additional Paid-in Capital	73,450,245	29,752,083
Accumulated Deficit	(54,079,540)	(44,161,390)

Total Stockholders’ Equity (Deficit)	19,386,813	(14,398,011)

Total Liabilities and Stockholders’ Equity (Deficit)	$22,131,954	$3,700,162

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2015

(Unaudited)

	Common Stock		Additional	Accumulated	Preferred Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total

Balance — December 31, 2014	11,295,387	$11,296	$29,752,083	$(44,161,390)	—	$—	$(14,398,011)

Stock Compensation Expense			401,863				401,863
Conversion of Note Payable	210,000	210	472,290				472,500
Stock Issued for Services	113,337	113	638,151				638,264
Common Stock Awards to Officers, Directors and Law Firm	325,000	325	1,669,375				1,669,700
Warrants Issued for Services			260,373				260,373
Exercise of Warrants	4,107,254	4,106	1,258,520				1,262,626
Reclass Fair Value of Warrant Derivative Liability upon Exercise			2,855,463				2,855,463
Reclass Fair Value of Warrant Derivative Liability Upon Waiver of Certain Anti-Dilutive Provisions			8,736,412				8,736,412
Reclass Fair Value of Note Derivative Liability Upon Waiver of Certain Anti-Dilutive Provisions			2,806,942				2,806,942
Proceeds from Preferred Stock Offering			24,812,950		49,626	50	24,813,000
Direct costs of preferred stock Offering			(214,169)				(214,169)
Exercise of Stock Options	8,456	8	(8)				—
Net Loss for the Nine Months Ended September 30, 2015				(9,918,150)			(9,918,150)

Balance — September 30, 2015	16,059,434	$16,058	$73,450,245	$(54,079,540)	49,626	$50	$19,386,813

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

Sales of Products	$890,629	$624,586	$2,014,015	$1,883,891
Sales of Engineering Services	79,750	40,000	193,331	302,371

Total Sales	970,379	664,586	2,207,346	2,186,262

Cost of Sales — Products	612,346	444,234	1,590,284	1,251,690
Cost of Sales — Engineering Services	31,900	16,000	77,332	121,032

Total Cost of Sales	644,246	460,234	1,667,616	1,372,722

Gross Profit	326,133	204,352	539,730	813,540
Operating Expenses:
Research and Development	944,426	484,510	2,191,624	1,177,484
Selling and Marketing	469,443	336,099	1,172,252	957,422
General and Administrative	1,120,982	592,914	5,079,131	1,605,112
Depreciation and Amortization	88,285	59,680	226,472	260,823

(Loss) from Operations	(2,297,003)	(1,268,851)	(8,129,749)	(3,187,301)

Other Income (Expense)
Interest Income	12,621	—	12,621	—
Other Taxes	(30,443)	(9,747)	(44,508)	(56,282)
Foreign Exchange Gain (Loss)	287	(3,473)	1,335	(3,710)
Gain (Loss) on Derivative Valuation	58,239	(1,698,940)	(968,467)	2,124,878
Amortization of Senior Term Debt Discount	(116,008)	(253,977)	(635,949)	(294,191)
Amortization of Deferred Financing Costs	(11,708)	—	(34,740)	—
Interest Expenses	(40,956)	(66,333)	(118,693)	(133,699)

Total Other Income (Expense)	(127,968)	(2,032,470)	(1,788,401)	1,636,996

(Loss) Before Provision for Income Taxes	(2,424,971)	(3,301,321)	(9,918,150)	(1,550,305)
Provision (Benefit) for Income Taxes	—	—	—	—

Net (Loss)	(2,424,971)	$(3,301,321)	(9,918,150)	(1,550,305)
Preferred Stock Dividends	(386,377)	—	(1,121,860)	—

(Loss) Attributable to Common Stockholders	$(2,811,348)	$(3,301,321)	$(11,040,010)	$(1,550,305)

(Loss) per Share
Basic and Diluted Loss per Share (Note 2)	$(0.17)	$(0.31)	$(0.73)	$(0.15)
Weighted-average Shares Outstanding Basic and Diluted	15,934,279	10,556,420	15,207,545	10,276,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities
Net (Loss)	$(9,918,150)	$(1,550,305)
Non-Cash Adjustments
Depreciation and Amortization	226,472	260,823
Amortization of Software Development Costs in cost of sales products	214,838	—
Common Stock Awards Compensation Expense	1,669,700	—
Stock-Based Option Compensation Expense	401,863	201,671
Amortization of Term Debt Discount	635,949	294,191
Amortization of Debt Issuance Costs	34,740	15,112
Common Stock and Warrants Issued for Services	984,559	—
(Gain) Loss on Derivative Valuation	968,467	(2,124,878)
(Increase) Decrease in Operating Assets
Accounts Receivable	(281,034)	97,441
Inventories	(849,958)	(127,812)
Vendor Prepayments	(1,122,184)	—
Prepaid Expenses and Other Assets	(33,579)	138,763
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,785,638)	(678,576)
Accrued Expense	16,410	80,044
Customer Deposits	(100,016)	6,484
Unearned Revenue	20,628	—
Income and Other Taxes Payable	(25,630)	(29,051)
Accrued Interest	67,858	65,757

Net Cash Flows Used in Operating Activities	(8,874,705)	(3,350,336)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(553,448)	(189,558)
Purchases of Marketable Securities	—	—
Investments in Software	—	(643,790)
Investments in Patents and Trademarks	(166,305)	(68,884)

Net Cash Used in Investing Activities	(719,753)	(902,232)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	1,262,626	1,928,241
Repayment of Capital Leases	(16,882)	(19,760)
Repayment of Long-Term Debt and Notes Payable	(150,362)	(262,411)
Proceeds from Senior Convertible Debt	—	3,000,000
Issuance Costs on Senior Convertible Debt	—	(139,340)
Proceeds from Preferred Stock Offering	24,813,000	—
Issuance Costs on Preferred Stock Offering	(214,169)	—
Net Change in Lines of Credit	(112,500)	—

Net Cash Flows Provided by Financing Activities	25,581,713	4,506,730

Net Increase in Cash and Cash Equivalents	15,987,255	254,162
Cash and Cash Equivalents — Beginning of Period	84,967	310,140

Cash and Cash Equivalents — End of Period	$16,072,222	$564,302
Supplemental Disclosures
Interest Paid	$21,690	$67,942
Common Stock and Warrants Issued for Services, Initially as Prepaid Expense	898,537	235,912
Conversion of Long-Term Debt and Accrued Compensation into Common Stock	427,500	600,000
Unamortized Discount upon Conversion of Term Debt		214,536
Discount on Senior Convertible Debt attributed to embedded Conversion Price Adjustment Option	—	1,938,988
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	11,543,354	—
Reclassification of Derivative to Additional Paid-In Capital upon Note Conversions and Warrant Exercises	$2,855,463	1,927,120

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

Note 2 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2015 and 2014, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2015 and December 31, 2014, there were 6,393,485 and 7,012,767 respectively, common stock share equivalents potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Cash and Cash Equivalents

The Company considers all highly liquid, short-term debt instruments with original maturities of three months or less to be cash equivalents.

Note 4 — Inventories

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Purchased Parts and Components	$1,653,152	$1,251,224
Work in Process	2,470	25,974
Finished Goods	472,000	300,889
Less: Reserve for Obsolescence	(365,715)	(666,138)

Net	$1,761,907	$911,949

Note 5 — Notes Payable

Notes payable represent promissory notes payable by the Company.

	September 30, 2015	December 31, 2014

Notes payable to officers and shareholders of the Company. The notes bore interest at 18.5% per year and were secured by all the assets of the Company. Paid in full during 2015.	$—	$37,038

	$—	$37,038

Note 6 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014

Accrued Wages and Related Costs	$122,708	$101,445
Accrued Compensation	358,719	428,786
Accrued Professional Services	70,500	45,000
Accrued Warranty Obligations	59,876	39,624
Accrued Interest	103,677	75,471
Other Accrued Expenses	—	8,741

Total	$715,480	$699,067

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. The related interest amounts included in Accrued Interest were $94,006 and $62,801 respectively as of September 30, 2015 and December 31, 2014. The related interest expense amounts for the nine months ended September 30, 2015 and 2014 were $29,340 and $26,735 respectively.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2015 were as follows:

Accrued Warranty Obligations at December 31, 2014	$39,624
Reductions for Settling Warranties	(54,840)
Warranties Issued During Period	75,092

Accrued Warranty Obligations at September 30, 2015	$59,876

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

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at September 30, 2015 a total of 45,100 of these warrants were outstanding and as at December 31, 2014 a total of 4,730,992 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the Series A Private Placement on January 2, 2015 (see Note 10), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

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

In connection with the Series A Private Placement on January 2, 2015, each of the holders of notes issued by the Company on September 30, 2014 (the “June 2014 Notes”) agreed to irrevocably waive their rights to anti-dilution protection under Section 5(b) of the June 2014 Notes in the event the Company issues additional securities at a per share price lower than the conversion price of the June 2014 Notes (the “June 2014 Note Waiver”). As a result this derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital. For period ending December 31, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of the embedded conversion option on the convertible notes issued during this period.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2015:

	Total	Level 1	Level 2	Level 3
Warrant Liability	110,788	—	—	110,788
Total liabilities measured at fair value (Long-Term)	$110,788	$—	$—	$110,788

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	Level 1	Level 2	Level 3

Note Conversion Feature Liability	2,806,942	—	—	2,806,942
Warrant Liability	10,734,196	—	—	10,734,196
Total liabilities measured at fair value (Long-Term)	$13,541,138	$—	$—	$13,541,138

A summary of the various changes in the fair value of the derivative liability during the nine month period ended September 30, 2015 is as follows:

Fair value – December 31, 2014	$13,541,138

Reclassification of warrant exercises to Additional Paid-in Capital	(2,855,463)
Change in fair value for the period of warrant derivative liability	968,467
Reclassification of embedded debt conversion price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(2,806,942)
Reclassification of warrant exercise price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(8,736,412)

Fair value – September 30, 2015	$110,788

We used the Monte Carlo Options Lattice pricing model to estimate the fair value of the derivative liability outstanding as follows:

	September 30, 2015	December 31, 2014
Assumptions for Pricing Model:
Expected term in years	2.85	3.59 to 3.78
Volatility range for years	104%	81 to 89%
Risk-free interest rate	0.64%	0.83 to 1.11%
Expected annual dividends	None	None

Note 8 — Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2015	December 31, 2014

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	$98,243	$186,131
The note carries a 0% interest rate, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(27,423)	(46,399)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per year and is secured by a subordinated position in all the assets of the Company.	25,437	50,874
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required prior to maturity. The notes carry 5% interest, payable upon the note’s maturity. Both the principal plus accrued interest is convertible into shares of the Company’s common shares at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	1,902,500	2,375,000
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	(731,213)	(1,348,185)

	$1,267,544	$1,217,421
Less: Amount Due Within One Year	(73,985)	(128,425)

Amount Due After One Year	$1,193,559	$1,088,996

The calendar year aggregate maturities for all long-term borrowings exclusive of discounts as of September 30, 2015 are as follows:

Total Aggregate Maturity For Period	Amounts

2015	$99,287
2016	24,393
2017	1,902,500
Total Required Principal Payments Exclusive of Debt Discounts	2,026,180
Total Unamortized Debt Discounts	(758,636)

Total Net Long-Term Borrowings as of September 30, 2015	$1,267,544

Note 9 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 — Preferred Stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of September 30, 2015 and December 31, 2014.

On January 2, 2015 (the “Series A Closing Date”), we entered into and closed a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold to the Series A Purchaser, an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000 (the “Series A Private Placement”). Each share of Series A Preferred Stock is convertible, at the option of the Series A Purchaser, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price. The Series A Conversion Price is $5.00, subject to adjustment in the event of stock splits, dividends or other combinations). Total costs incurred connection with this offering were $214,169.

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of September 30, 2015, total accrued and unpaid preferred dividends were $1,121,860. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock are entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom will be required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof.

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

Note 11 — Stock Warrants

A summary of the various changes in warrants during the nine month period ended September 30, 2015 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2014	5,236,660
Exercised During the Period	(4,721,517)
Issued During the Period	60,000
Expired During the Period	(14,814)

Warrants Outstanding, September 30, 2015	560,329

The outstanding warrants as of September 30, 2015 expire from December 31, 2015 to August 5, 2018. The weighted average remaining term of the warrants is 2.5 years. The weighted average exercise price is $2.39 per share. During the nine months ending September 30, 2015 a total 4,168,267 warrants were exercised on a cashless basis resulting in the issuance of 3,554,004 shares. During the nine months ending September 30, 2015 a total of 553,250 warrants were exercised on a cash basis resulting in proceeds of $1,262,626.

The Black-Scholes-Merton pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton pricing model incorporates various highly subjective assumptions, including expected term and expected volatility.

The following summary table shows the assumptions used to compute the fair value of warrants granted during the nine month period ended September 30, 2015 for investor relations services and their estimated value:

•	Expected term in years	2.8 to 3.0 years
•	Volatility	122.8 to 122.9%
•	Risk-free interest rate	0.90 to 0.99%
•	Expected annual dividends	None
•	Fair value of warrants issued	$260,373

The entire fair value amount of the warrants issued was recognized during the nine month period ended September 30, 2015.

Note 12 — Stock Option Plans

A summary of stock option activity for the nine months ended September 30, 2015 is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding at December 31, 2014	720,551	$4.46
Granted	254,000	$5.45
Exercised	(15,833)	$2.60
Expired or Forfeited	(34,167)	$3.38

Outstanding at September 30, 2015	924,551	$4.81

As of September 30, 2015, there were 397,148 options that were fully vested and exercisable at a weighted average exercise price of $6.09 per share. The weighted average remaining contractual term of the vested options is 7.0 years.

As of September 30, 2015 there were 525,468 unvested options exercisable at a weighted average exercise price of $3.83 per share. The weighted average remaining contractual term of the unvested options is 9.5 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2015, the Company had approximately $1,833,333 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.1 years.

The following summary table shows the assumptions used to compute the fair value of options granted during the nine month period ended September 30, 2015 and their estimated value:

•	Expected term in years	6.0 years
•	Volatility	111.1% to 113.5%
•	Risk-free interest rate	1.74% to 1.84%
•	Expected annual dividends	None
•	Fair value of options issued	$1,159,754

The Company did not receive any cash from option exercises for the nine months ended September 30, 2015 and 2014. During the nine month period ended September 30, 2015 the Company issued a total of 8,456 shares of common stock as the result of the cashless exercise of 15,833 options.

Note 13 — Related Party Transactions

During the nine months ended September 30, 2015, $325,625 of revenues were derived from a major stockholder (24% on as-converted to common stock basis with respect to shares of Series A Preferred Stock held by such stockholder) of the Company who also represented $290,625 of the accounts receivable balance at September 30, 2015. All such amounts were nil in the prior year’s period.

Note 14 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 15 — Contractual Obligations

The Company leases office and manufacturing space under operating leases that expire on September 30, 2015  through to September 27, 2017. Company’s total contractual payment obligations for these operating leases as of September 30, 2015 total $68,718.

The Company signed a lease agreement for new office and manufacturing space under an operating lease that commenced October 3, 2015. The base rent contractual payment obligations under this operating lease will be $335,248 per year. The lease has an original five year term with an option by the Company to renew for two additional three year terms at pre-agreed to lease rates. The Company’s total contractual payment obligations for these new premises over the next five years is $1,676,240.

The Company pursuant to its new office and manufacturing space has made commitments net of landlord allowances for additional leasehold improvements, cleanroom equipment, office furniture, various IT, telco and security equipment expected to total approximately $987,000 at its new location. These amounts are expected to be incurred during the fourth quarter of 2015.

Note 16— Recent Accounting Pronouncements

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

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically reevaluate these accounting policies and estimates, and make adjustments as appropriate. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in our accounting policies for the nine month period ended September 30, 2015.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), Smart Glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays (or NEDs) contain micro video displays that offer users a portable high-quality viewing experience. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. Our recently launched Smart Glasses products, a new category of Video Eyewear have much of the capabilities of a smartphone including wireless internet access but are worn like glasses. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

Our Video Eyewear products feature high performance miniature display modules, low power electronics and related optical systems. We produce both monocular and binocular Video Eyewear devices that we believe are excellent solutions for many mobile computer or video viewing requirements. We believe our intellectual property portfolio gives us a leadership position in microdisplay electronics, waveguides, ergonomics, packaging, motion tracking and optical systems. With respect to our Video Eyewear products, we focus on the consumer markets for gaming and mobile video while our Virtual and Augmented Reality products are sold in the consumer, industrial, commercial, academic and medical markets. The consumer electronics and mobile phone accessory markets in which we compete have been subject to rapid technological change including the rapid adoption of tablets and most recently larger screen sizes and display resolutions, and immersive head worn goggles adaptors using a mobile phone’s display, along with declining prices on most mobile devices, and as a result we must continue to improve our products’ performance and lower our costs.

Recent Accounting Pronouncements

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2015 and 2014.

	3 Months Ended September 30,
	2015	2014	Dollar Change	% Increase (Decrease)

Sales of Products	$890,629	$624,586	$266,043	43%
Sales of Engineering Services	79,750	40,000	39,750	99%

Total Sales	970,379	664,586	305,793	46%

Cost of Sales — Products	612,346	444,234	168,112	38%
Cost of Sales — Engineering Services	31,900	16,000	15,900	99%

Total Cost of Sales	644,246	460,234	184,012	40%

Gross Profit	326,133	204,352	121,781	60%
Gross Margin %	34%	31%

Operating Expenses:
Research and Development	944,426	484,510	459,916	95%
Selling and Marketing	469,443	336,099	133,344	40%
General and Administrative	1,120,982	592,914	528,068	89%
Depreciation and Amortization	88,285	59,680	28,605	48%

Loss from Operations	(2,297,003)	(1,268,851)	1,028,152	81%

Other Income (Expense)
Interest Income	12,621	—	12,621	100%
Other Taxes	(30,443)	(9,747)	(20,696)	212%
Foreign Exchange (Gain) Loss	287	(3,473)	3,760	(108%)
Gain (Loss) on Derivative Valuation	58,239	(1,698,940)	1,757,179	(103%)
Amortization of Senior Term Debt Discount	(116,008)	(253,977)	137,969	(54%)
Amortization of Deferred Financing Costs	(11,708)	—	(11,708)	100%
Interest Expense	(40,956)	(66,333)	25,377	(38%)

Total Other Income (Expense)	(127,968)	(2,032,470)	1,904,502	(94%)

(Loss) Before Provision for Income Taxes	(2,424,971)	(3,301,321)	(876,350)	(27%)
Provision for Income Taxes	—	—	—	—

Net (Loss)	$(2,424,971)	$(3,301,321)	$(876,350)	(27%)

Sales.    The increase in Product sales for the three months ended September 30, 2015 over the same period in 2014 was primarily the result of increased M100 Smart Glasses and waveguide display engine shipments to a related party. The Wrap Video Eyewear products were used for Video Viewing, Augmented Reality, and Virtual Reality applications. All but a few of the Wrap Augmented Reality models were discontinued in the second quarter of 2015 and as a consequence we had very limited quantities left for sale in the 2015 period as compared to the 2014 period. As a result sales of Video Eyewear, AR, and VR products decreased by 71% over the comparative period in 2014 and represented just 5% of revenues for the 2015 period. Sales of M100 Smart Glasses increased in the third quarter as compared to the prior year by 38% due to the customer volume roll-outs. Waveguide display engine shipments were 24% of revenues for the 2015 period versus nil in the comparative 2014 period.

Sales from our engineering services for the three months ended September 30, 2015, was $79,750 or 8% of total sales as compared to $40,000 or 6% of total sales in the same period in 2014.

Cost of Sales and Gross Profit.   Cost of sales is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The increased gross margin percentage earned in the three months ended September 30, 2015 as compared to the same period in 2014 was primarily the result of product mix changes. Other items reduced the comparative gross margin including the amortization of software development costs of $71,612 in the three months ending September 30, 2015 versus nil in the comparative period, and a $43,750 increase in minimum software royalties related to a new software bundle on the M100 Smart Glasses in the 2015 period. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	3 Months Ending September 30, 2015	As % Related Sales	3 Months Ending September 30, 2014	As % of Related Sales	Dollar Change
Product Cost of Sales	$376,237	42%	$301,828	48%	$74,409
Manufacturing Overheads	127,987	15%	129,671	21%	(1,684)
Amortization of Software Costs	71,612	8%	—	—	71,612
Software Royalties	36,510	4%	12,735	2%	23,775

Total Cost of Sales - Products	$612,346	69%	$444,234	71%	$(168,112)

Gross Profit – Product Sales	$278,283	31%	$180,352	29%	$97,931

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs. Comparing research and development costs for the three months ending September 30, 2015 versus the same period in 2014, there was an increase in 2015 salary, benefits and stock compensation expenses of $264,058 versus the same period in 2014 as the result of new staff hires when in the prior period $64,231 of salaries related to software development costs were capitalized, an increase of $63,960 in consulting and hiring expense fees, an increase in project development costs of $88,717 primarily related to new products, and an $39,680 increase in travel costs, primarily to and from Asia related to the commencement of new third party product manufacturing services.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees and sales commissions paid to full-time staff and outside consultants. These costs increased by $133,344 overall for the three months ended September 30, 2015 as compared to the same period in 2014 primarily due to the following main factors: higher trade show costs of $18,989, higher PR agency fees of $33,104 as the result of engaging US firm during the 2015 period as compared to the 2014 period when these services had not been contracted, lower travel costs of $10,261, and an increase in salary and stock compensation costs of $85,424 due to additional staff hires.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased for the three months ended September 30, 2015 as compared to the same period in 2014 primarily because of higher investor relations costs totaling $189,471, inclusive of a non-cash expense of $173,195 for shares of common stock awarded to consultants, $9,698 increase in professional fees, $52,378 increase in salary and benefit costs, $40,750 increase in fees paid to our external board members as compared to the 2014 period when no fees were paid, $13,750 increase in stock exchange listing fees, $25,676 increase in travel costs; and $19,057 increase in insurance costs.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended September 30, 2015 was $88,285 as compared to $59,680 in the same period in 2014, an increase of $28,605 or 48%. The increase in depreciation and amortization expense is due to increased capital expenditures over the last 12 months as compared to the 2014 period when many assets had become fully depreciated.

Other Income (Expense).   Total other expense was $127,968 for the three month period ended September 30, 2015 compared to expense of $2,032,470 in the same period in 2014. Other income and expenses was primarily attributable to two items. The Company recorded income of $58,239 on the derivative liability valuation mark-to-market revaluation for 2015 third quarter versus a loss of $1,698,940 in 2014, an improvement of $1,757,179. The income was driven by a reduction in our stock price during the mark-to-market revaluation period in the third quarter of 2015 versus an increase in stock price in the same prior 2014 along with the fact the Company had significantly more warrants outstanding in 2014 which impacted the derivative liability calculations. Secondly, we incurred $116,008 in expenses for the amortization term debt discounts in 2015 as compared to $253,977 in 2014, a period prior to when a larger amount of the June 2014 Notes (discussed below) were issued and outstanding. Other taxes for the three month period ending September 30, 2015 was $30,443 compared to $9,747 for 2014, with the increase in other taxes representing increased state franchise taxes as a result of the Series A Preferred Share issuance.

Provision for Income Taxes. There were no provisions for income taxes for the three months ended September 30, 2015 or 2014.

Net Income (Loss) and Income (Loss) per Share.  As the result of the foregoing, our net loss was $2,424,971 or $0.17 basic and diluted per share for the three months ended September 30, 2015, versus net loss of $3,301,321 or $0.31 basic and diluted income per share for the same period in 2014.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2015 and 2014.

	9 Months Ended September 30,
	2015	2014	Dollar Change	% Increase (Decrease)

Sales of Products	$2,014,015	$1,883,891	$130,124	7%
Sales of Engineering Services	193,331	302,371	(109,040)	(36%)

Total Sales	2,207,346	2,186,262	21,084	1%

Cost of Sales — Products	1,590,284	1,251,690	338,594	27%
Cost of Sales — Engineering Services	77,332	121,032	(43,700)	(36%)

Total Cost of Sales	1,667,616	1,372,722	294,894	21%

Gross Profit	539,730	813,540	(273,810)	(34%)
Gross Margin %	24%	37%

Operating Expenses:
Research and Development	2,191,624	1,177,484	1,014,140	86%
Selling and Marketing	1,172,252	957,422	214,830	22%
General and Administrative	5,079,131	1,605,112	3,474,019	216%
Depreciation and Amortization	226,472	260,823	(34,351)	(13%)

Loss from Operations	(8,129,749)	(3,187,301)	(4,942,448)	155%

Other Income (Expense)
Interest Income	12,621	—	12,621	100%
Other Taxes	(44,508)	(56,282)	11,774	(21%)
Foreign Exchange (Gain) Loss	1,335	(3,710)	5,045	(136%)
(Loss) Gain on Derivative Valuation	(968,467)	2,124,878	(3,093,345)	(146%)
Amortization of Senior Term Debt Discount	(635,949)	(294,191)	(341,758)	116%
Amortization of Deferred Financing Costs	(34,740)	—	(34,740)	100%
Interest Expense	(118,693)	(133,699)	(15,006)	(11%)

Total Other Income (Expense)	(1,788,401)	1,636,996	(3,425,397)	(209%)

(Loss) Before Provision for Income Taxes	(9,918,150)	(1,550,305)	(8,367,845)	540%
Provision for Income Taxes	—	—	—	—

Net (Loss)	$(9,918,150)	$(1,550,305)	$(8,367,845)	540%

Sales.  While overall product sales for the nine months ended September 30, 2015 were just 1% higher than the same period in 2014, there were significant changes in the composition of these product revenues. The Wrap Video Eyewear products, used for Video Viewing, Augmented Reality, and Virtual Reality applications, were phased out in the first half of 2015 and as a consequence we had very limited quantities left for sale in the 2015 period as compared to the 2014 period. As a result sales of Video Eyewear, AR, and VR products decreased by 67% over the comparative period in 2014 and represented just 11% of revenues for the nine month period ending September 30, 2015 as compared to 35% of revenues in 2014. Sales of M100 Smart Glasses rose 29% for the nine month period ended September 30, 2015 and represented 76% of product revenues as compared to 63% in the 2014 period. Waveguide display engines shipments were 12% of revenues for the 2015 period versus Nil in comparative 2014 period.

Sales from our engineering services for the nine months ended September 30, 2015, was $193,331 compared to $302,371 in the same period in 2014.

Cost of Sales and Gross Profit.   Cost of sales is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. Total gross profit decreased to $539,730 for the nine months ended September 30, 2015 from $813,540 for the same period in 2014, a decrease of $273,810 or 34%. As a percentage of net sales, the overall gross profit decreased to 24% for the nine month period ended September 30, 2015 compared to 37% for the same period in 2014. The reduction was principally the result of the commencement of software development cost amortization and increased software royalties over the prior year’s period, including the commencement of minimum software royalty charges in the 2015 period. The following table reflects the components of our cost of goods sold related to products.

Component of Cost of Sales	9 Months Ending September 30, 2015	As % Related Sales	9 Months Ending September 30, 2014	As % of Related Sales	Dollar Change
Product Cost of Sales	$891,392	44%	$894,629	47%	$(3,237)
Manufacturing Overheads	382,590	19%	333,596	18%	48,994
Amortization of Software Costs	214,837	11%	—	—	214,837
Software Royalties	101,465	5%	23,465	1%	78,000

Total Cost of Sales - Products	$1,590,284	79%	$1,251,690	66%	$338,594

Gross Profit – Product Sales	$423,731	21%	$632,201	34%	$(208,470)

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs. Comparing the research and development costs for the nine months ending September 30, 2015 versus the same period in 2014, there was an increase in 2015 salary, benefits and stock compensation expenses of $609,327 versus the same period in 2014 when $189,231 of salaries related to software development costs were capitalized; a reduction of $67,930 in consulting fees; an increase in project development costs of $288,216 primarily related to the new iWear Video Headphones and other new product development and a $66,146 increase in travel costs, primarily to and from Asia related to the commencement of new third party product manufacturing services in China.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the nine months ended September 30, 2015 by $214,830 as compared to the same period in 2014 primarily due to the following main factors: higher trade show, advertising and public relations costs of $104,450; and increases in salary and stock compensation costs of $164,254; partially offset by a $36,648 reduction in consulting expenses.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily because of higher non-cash compensation expense related to stock awards totaling $1,375,000 to our officers and directors; increased IR activities of $1,282,645, inclusive of a non-cash expense of $970,165 for shares of common stock and warrants awarded to consultants; $209,625 increase in professional fees, of which $100,000 was for a stock award to our attorneys; $73,128 in increased travel costs; $97,300 increase in fees paid to our external board members as compared to the 2014 period when no fees were paid; and increased salary and benefits costs of $93,336. Of the overall $3,474,019 increase in 2015 over 2014, a total of approximately $2,676,073 was non-cash share and warrant compensation expense, leaving a net increase of approximately $797,946 as the result of cash general and administrative expenses described above.

Depreciation and Amortization.   Depreciation and amortization expense for the nine months ended September 30, 2015 was $226,472 as compared to $260,823 in the same period in 2014, a decrease of $34,351 or 13%. The reduction in depreciation and amortization expense is due to assets that have become fully depreciated and lower capital expenditures during the prior 2 fiscal years

Other Income (Expense).   Total other expense was $1,778,401 for the nine month period ended September 30, 2015 compared to income of $1,636,996 in the same period in 2014. The largest expense for the 2015 period was the loss of $968,467 on the derivative liability valuation mark-to-market revaluation for the 2015 period versus a gain of $2,124,878, with the overall change being driven by a reduction in our stock price during the mark-to-market revaluation periods in 2014. We incurred $635,949 in expenses for the amortization term debt discounts in 2015 as compared to $294,191 in 2014, when the June 2014 Notes were only issued half way through comparative year’s nine month period. The provision for other taxes for the first nine months of 2015 was $44,508 compared to $56,282 for 2014. The composition of each year’s other taxes provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which has decreased somewhat due to the reduction in authorized capital effected in June 2014.

Provision for Income Taxes.   There were no provisions for income taxes for the respective nine month periods ending September 30, 2015 and 2014.

Net (Loss) and (Loss) per Share.  As a result of the foregoing, we incurred a net loss of $9,918,150 or $0.73 basic and diluted per share for the nine months ended September 30, 2015, versus a net loss of $1,530,305 or $0.15 basic and diluted income per share for the same period in 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $16,072,222, an increase of $15,987,255 from $84,967 as of December 31, 2014.

At September 30, 2015 we had current assets of $20,147,537 compared to current liabilities of $1,291,485 which resulted in a positive working capital position of $18,856,052. At December 31, 2014, we had current liabilities of $3,386,588 compared to current assets of $1,959,449 which resulted in a negative working capital position of $1,427,139. Our current liabilities are comprised principally of accounts payable, accrued expenses and notes payable.

Operating Activities.   We used $8,874,705 of cash for operating activities for the nine months ending September 30, 2015 and $3,350,336 in the same period in 2014. Total non-cash adjustments for the nine months ending September 30, 2015 were $5,050,666 reflecting a net loss adjusted for non-cash items of $4,867,484 as compared to a net loss adjusted for non-cash items of $1,353,081 after non-cash adjustments of $2,903,386 for the same period in 2014. The major cash operating items for the nine months ending September 30, 2015 resulted from a $1,785,638 decrease in accounts payable, a $100,016 decrease in customer deposits and an $849,958 increase in inventory, net of reserves, and vendor prepayments primarily components of $1,278,275, and a $281,034 increase in accounts receivable. The major operating items for the nine months ending September 30, 2014 resulted from a $678,576 decrease in accounts payable, a $97,441 decrease in accounts receivable, a $127,812 increase in inventories and a $80,044 increase in accrued expenses.

Investing Activities.   Cash used in investing activities was $719,753 for the nine months ending September 30, 2015 as compared to $902,232 in the same period in 2014. During the first nine months of 2015, $553,448 was used primarily for new product tooling of the iWear Video Headphones and the purchase of computer equipment additions, as compared to spending of $189,558 for the same period in 2014, primarily for the purchase of manufacturing equipment and mold tooling computer equipment additions. During the nine months ending September 30, 2014, a total of $643,790 in software development costs related to our M100 product was capitalized, versus $-0- for the same period in 2015 when no amounts were capitalized. The costs of registering our intellectual property rights and third party patent purchases, included in the investing activities totals described above, were $166,305 in the nine month period ending September 30, 2015 and $66,884 in the same period in 2014.

Financing Activities.   Cash provided by financing activities was $25,581,713 for the nine months ending September 30, 2015, whereas in the same period in 2014, our net financing activities provided $4,506,730. During the nine month period ending September 30, 2015, the primary sources of cash from financing activities were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation (discussed below), less direct offering costs of $214,169 and the cash proceeds of $1,262,626 from warrant exercises. During the nine month period ended September 30, 2014, the primary source of cash were the proceeds of $1,928,241 from warrant exercises, the $3,000,000 issuance of senior convertible notes, less payments on notes, long-term debt and capital leases of $262,411.

Capital Resources.   As of September 30, 2015, we had a cash and cash equivalents balance of $16,072,222.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock will be entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom will be required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof. As of the date of the filing of this Quarterly Report, the Series A Purchaser has not requested the appointment of its 2 directors nor asked to have its observer attend board meetings.

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

Additionally, the Company’s Board of Directors approved the Series A Private Placement for purposes of Section 203, which prohibits transactions with interested stockholders under Delaware state law. The Board of Directors approved the exemption of the Series A Purchaser from Section 203 with respect to any future business combinations or other transactions covered by Section 203 and, for such purposes, the Series A Purchaser will not be deemed an “interested stockholder”. Furthermore, the Board of Directors has waived any claims based on the corporate opportunity doctrine under Delaware state law or with respect to any duty of the Series A Purchaser, the directors appointed pursuant to the Board Election Right or the board observer, to disclose any information regarding the Series A Purchaser that may be of interest to the Company or permit the Company to participate in any projects or investments based on such information.

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

During the first nine months of 2015, the Company received exercise notices with respect to an aggregate of 4,673,392 warrants issued pursuant to the Company’s public offering at an exercise price of $2.25 per share. A total of 512,000 of these warrants were exercised for cash along with 26,250 underwriter cash warrant exercises related to that same offering, netting total proceeds of $1,217,626 to the Company. A further 4,161,392 of these public offering warrants and 6,875 underwriter warrants were exercised on a cashless basis resulting in the issuance of 3,549,624 and 4,380 common shares, respectively. All but 7,500 of these warrant exercises occurred in the first quarter of 2015. There are currently 45,100 investor and 70,125 underwriter warrants outstanding from the August 2013 public offering. During the three months ending September 30, 2015, the Company received cash exercise notices with respect to 15,000, netting $45,000 to the Company.

Additionally, $427,500 in convertible notes were converted to common stock during the first nine months of 2015. Total convertible notes outstanding as of September 30, 2015, excluding accrued interest is $1,902,500, which is convertible into 845,556 shares.

We will need to continue to increase our product sales to achieve positive cash flow from operations. We have developed an operating plan which includes the expansion of our existing premises and personnel resources. As part of this plan we relocated our corporate offices, research and development facilities and manufacturing to a facility approximately four times the size of our prior facility during October 2015. This relocation will include the installation of new cleanroom space to meet the expanded production needs of our waveguide optics. Most of the new personnel resources will be focused on research and development staff and select marketing and sales personnel; we are also adding finance personnel to improve the Company’s financial reporting controls. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal uses of our cash. We intend to introduce several new products over the next year including our award winning iWear Video Headphones, successor models of the M100 Smart Glasses and new Smart Glasses products based on our waveguide optics technologies. The Company has received notification that it will be receiving eight innovation awards at the upcoming Consumer Electronics Show in early January 2016.

We believe our existing cash and cash equivalent balances and cash flow from future operations will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses similar in size to the amounts reported for the nine months ending September 30, 2015 and for the year ended December 31, 2014. There can however be no assurance that we will be able to generate positive cash flows from operations in the future.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2014 annual report on Form 10-K and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. During the quarter ending September 30, 2015, we had a detailed review and assessment of our controls and procedures currently in place prepared by external consultants. Our management is now preparing plans for making changes in our controls and procedures as a result. As of September 30, 2015, we have not completed the development, assessment, implementation and testing of all the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

During the three months ended September 30, 2015, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or relating to our property. To our knowledge, there are no material legal proceedings to which any our directors, officers or affiliates, or any beneficial owner of more than five percent of our common stock, or any associate of any of the foregoing, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

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

Sale of Unregistered Securities –

During the three months ended September 30, 2015 we issued 13,000 shares of common stock for investor relations services.

During the three months ended September 30, 2015 we issued 15,000 shares of common stock upon the exercise of warrants issued to a consultant for investor relations services.

During the three months ended September 30, 2015 we issued a total of 30,000 shares of common stock to three independent directors of the Company as compensation.

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

VUZIX CORPORATION

Date: November 12, 2015	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

