Form 10-K
period 2015-12-31
Vuzix Corp
filed 2016-03-30
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35955

Vuzix Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 25 Hendrix Road, Suite A West Henrietta, New York (Address of principal executive office)	04-3392453 (I.R.S. employer identification no.) 14586 (Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2015 was approximately $74,461,000 (based on the closing price of the common stock of $5.99 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 30, 2016, there were 16,097,951 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2016 annual meeting of stockholders.

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

Company Overview

We are engaged in the design, manufacture, marketing and sale of wearable display and smart glasses devices known commercially as Video Eyewear (also referred to as head mounted displays (or HMDs), Smart Glasses, wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs). These devices are worn like eyeglasses and feature built-in video screens and in some cases a computer, that enable the user to view and interact with video and digital content, such as movies, computer data, the Internet or video games. Our Video Eyewear products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics as is typical in enterprise applications. In early 2014, we started selling Smart Glasses, a new category of Video Eyewear that is currently aimed at enterprise customers. Our Smart Glasses include a wearable computer and has much of the capabilities of a smartphone including wireless internet access, GPS, Android OS and more, and are literally worn like a pair of glasses. We produce both monocular and binocular Video Eyewear devices. Video Eyewear are designed to work with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

Historically, we have focused on three markets: the consumer markets for gaming, entertainment and mobile video, smart glass products for enterprise, and rugged mobile displays for defense markets. In June 2012, we sold the assets that sold products and provided services, directly and indirectly, to military organizations and defense organizations. Accordingly, we now focus primarily on the consumer entertainment and enterprise markets.

Users of mobile devices, like tablets and smartphones, sometimes use such devices to replace their personal computer or console game systems. We believe the displays currently used in these mobile devices do not always work ideally for this purpose because they are either too small, which makes it difficult to view the detail of the images that they display, or too large, making them heavy and difficult to carry.  In contrast, our Video Eyewear products enable users of many mobile devices to effectively view the entire screen on a small, eyeglass-like device. Our Smart Glasses, although designed to work as a peripheral to the smartphone, have many of the same capabilities of the smartphone itself, allowing them to be used as a hands free wearable computer. Our products can be used as a wearable substitute for large-screen televisions or desktop computer monitors and with the Smart Glasses, allow users to utilize many smartphone applications while keeping their smartphones in a pocket or purse.

Our Video Eyewear products employ microdisplays that are smaller than one-inch diagonally, with some as small as one-quarter of an inch. They currently can display an image with a resolution of up to 1280×720 pixels (High Definition or HD). Users view the display through our proprietary optics and projection engines. Using these optics and displays, our Video Eyewear provides a virtual image that appears similar to the image ranging from laptop PC at normal working distances up to wall sized home theatre screens. For example, when viewed through our optics, a high-resolution 0.24-inch diagonal microdisplay can provide a viewing experience comparable to that on a 125-inch diagonal television screen viewed at ten feet.

We believe one of the most promising future uses of wearable displays are Smart Glasses and Augmented Reality (AR) glasses where virtual 3D computer-generated objects and information is superimposed to enhance their real world views. This see-through capability is accomplished using a see-through optic, such as our waveguide optics.

In the past, see-through HMDs displayed the real world using semi-transparent mirrors placed in front of the user’s eyes. These HMDs were large and bulky and so they had little mass market appeal. We have developed thin optics, called waveguides that enable miniature display engines to be mounted in the temples of the HMD, which allows the form factor of the Smart Glasses to be comparable to conventional eyeglasses.

We believe that with a hands free wearable computer like our M100 Smart Glasses that can support AR applications, you have the capability to merge virtual information with the real world. With this capability we have the potential to penetrate many new markets in the consumer and enterprise markets. An example of AR is the yellow “first down” line seen in television broadcasts of American football games, in which the line the offensive team must cross to receive a first down is superimposed on the field itself. The real-world elements are the football field and players; the virtual element is the yellow line. We believe see-through Video Eyewear will enable this kind of experience on smartphones or on Smart Glasses running their own native AR applications, virtually anywhere and anytime. Our Smart Glasses product line runs these kinds of applications natively as they have much of the capabilities of a smartphone built into them; including running full operating systems like Google, Inc.’s Android.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of Video Eyewear and Smart Glasses solutions. We intend to offer our technologies across major markets, platforms and applications. We will strive to be an innovator in designing near-eye wearable display devices that can enable new mobile video viewing, general entertainment and VR and AR applications.

To maintain and enhance our position as a leading provider of Video Eyewear and Smart Glasses solutions, we intend to:

•	improve brand name recognition;
•	provide excellent products and service;
•	develop products based on our unique technology for both specialized and large enterprise and consumer markets;
•	broaden and develop strategic relationships and partnerships;
•	offer to sell our products or license our technology to third party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);
•	promote and enhance development of third party software that can take advantage of our products;
•	reduce production and overhead costs by further outsourcing while moving to higher margin product offerings;
•	extend our proprietary technology leadership;
•	enhance and protect our intellectual property portfolio;
•	establish multiple revenue sources;
•	invest in highly qualified personnel; and
•	build and maintain strong product design capabilities.

The Market

Current mobile display technology is almost universally based on direct view screens. These displays for mobility purposes are designed to be small and make portability easy. At the same time these displays must be held by the user and depending on their size, it can be difficult for these displays to produce human readable high resolution content without magnification, which reduces screen resolution, or being held at a reasonably close reading distance. Our products are aimed at solving these problems by creating hands-free large screens that are interactive and fit in tiny packages (eyeglasses).

The wireless and entertainment industry has evolved considerably, and continues to do so. The mobile phone, once simply a means to communicate by voice while “on-the-go,” has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile products such as smartphones and tablet computers have become the leading computing platforms with an installed base surpassing that of PCs. Mobile technology is redefining the way people interact with their world and has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe that interactive AR content will significantly change the way mobile products are used. We believe wearable near-eye displays that can provide the equivalent of a high resolution wired internet experience at home or office will be a key component in advanced wearable wireless devices as these systems provide high resolution images without compromising the portability of the product or requiring the users of the product to hold it in their hands.

Our business focuses on the mobile consumer entertainment and gaming markets and the mobile commercial, enterprise and industrial markets. The demand for wearable displays in these markets is being driven by such factors as:

•	Increasing demand for Internet access “anywhere, anytime”.

•	An increasing number of hands-free enterprise, commercial and medical applications for which our products are well suited and when wearable display products are employed for these use cases a significant ROI is typically achieved.

•	Video gaming around the world continues to grow even as more users migrate a greater portion of their game time to mobile devices. We believe that our high resolution Virtual Display technologies can significantly increase user satisfaction with gaming applications by engaging the user with a large high resolution mobile screen that also enables stereoscopic imagery and interactive head tracking. Our Virtual Reality and Augmented Reality Video Eyewear products provide this capability.

•	We believe the growing use of augmented reality applications on smartphones will drive the need for a wearable display solution to replace the need to hold up the smartphones to use the application.

•	The continued expansion of 3D and 360[0] virtual video content ranging from Hollywood movies, to games, and to immersive virtual experiences is creating a need for methods to play and interact with this content. We believe that Video Eyewear, with its dual display design and built in tracking sensors, is well suited for the playback of 3D and 360[0] virtual video content and avoids many of the drawbacks such as flicker, image cross talk and color separation, commonly encountered by shutter or color anaglyph glasses.

Target Markets

Our target markets and applications by major sector are:

Enterprise

Our Smart Glasses products are currently focused on the enterprise, industrial and medical markets. These Smart Glasses products run native Android applications within the glasses that allow them to stream video in real-time which is very useful for many applications. Within the short period of time we have been selling M100s they are being used for many applications including remote camera viewfinder displays and wearable computer displays, viewing of wireless sensor data, providing hands-free access to manuals and other information and for on-site, in-the-field maintenance, warehouse pick and place, servicing, training and education.

Consumer

Media and Entertainment.   We believe that there is an increasing demand for convenient, high-resolution, interactive 3D displays to enjoy content such as VR 360 videos, movies, entertainment and the Internet in mobile environments and as a secondary display in the home.

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

We anticipate AR applications will include the following areas:

•	Field service, warehousing, and maintenance;
•	Task support for industrial, manufacturing and medical applications;
•	Advanced navigation both for the enterprise and consumer markets;
•	Social networking;
•	Location and scene based entertainment and education applications;
•	Mobile commerce and visual search applications; and
•	Real time language translation.

Additional possible applications of AR-enabled Smart Glasses include hands free alerts, messaging, location and context sensitive information and social interaction.

Products

We now produce and sell two main types of wearable display products: Video Eyewear (for on-the-go users as mobile displays for entertainment, gaming and VR for stepping into virtual worlds, simulations & gaming); and Smart Glasses with Augmented Reality (AR) (for overlaying virtual information from the cloud onto the real world). Our products are available with varying features, including with and without computers, and are offered as either monocular or binocular display systems. Our Smart Glasses have many of the capabilities of a smartphone such as cameras and computer processors that can allow applications to be run directly in the Smart Glasses, enabling cloud connected applications through a wireless link directly with the glasses. We believe we provide one of the broadest range of Video Eyewear and Smart Glass product offerings available in the market and that our products contain some of the most advanced electronics and optics for their target markets and uses. Our products include:

Binocular Video Eyewear Products

We have won Consumer Electronics Show (CES) awards for innovation for the past 11 consecutive years (2005 to 2016) for our series of Binocular Video Eyewear. Our binocular Video Eyewear products have included several models with differing native resolutions and virtual screen sizes. Our binocular Video Eyewear products contain two microdisplays (a separate display for each eye), typically mounted in a frame attached to eyeglass-style temples or stereo headphones. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens, all of which support 3D video applications. These products can be employed as mobile high-resolution displays with products such as smartphones with video output capability, laptop computers, tablet computers, portable DVD/Blu-Ray players, and personal digital media/video players (such as video iPods).

The Wrap series of binocular Video Eyewear, introduced in the fall of 2009, was the fourth generation of Video Eyewear products that we have produced since 2005. It was discontinued in early 2015 due to its lower resolution capabilities in anticipation of our new higher resolution models.

At recent CES shows we introduced a new binocular Video Eyewear concept, “video headphones” that have won awards in the last two years in the wearable technology categories. Video headphones are effectively noise isolating audio headphones with an HD video visor that slides down in front of the user’s eyes to create a wearable home theater experience. These first video headphones model, iWear are for the mobile video and VR gaming markets. This model will include 720p HD displays, HDMI 1.4a 3D video support. The iWear Video Headphones commenced shipping in December 2015.

At CES 2016 we presented a new line of Video Eyewear called the VidWear® B3000 which allows for full see-through capabilities in fashion glasses. Several models of this technology will ultimately be available, including the VidWear B3000 HDMI based video viewer, the VidWear B3000 wireless smart glasses, which allow users to experience cloud connected information and entertainment everywhere they go and the powerful AR3000 Augmented Reality glasses. Both the B3000 and AR3000 are expected to be released in the first half of 2017. We expect this advanced line of products will utilize extremely thin and light weight optics employed in fashion wear eyeglass frames.

Monocular Video Eyewear Products

From 2003 to 2009, we sold a line of monocular (single eye) Video Eyewear Products called the M920, which were discontinued in 2009 and replaced with a monocular high-resolution Video Eyewear model called Tac-Eye. This product is ruggedized and designed to clip onto a pair of ballistic sunglasses, helmets or conventional safety goggles. The Tac-Eye product line was sold as part of the sale of our defense division in June 2012.

Monocular products, due to their single eye display are best used for “information snacking”. Other monocular eyewear issues can include possible visual rivalry problems for eye dominance and focus for the user wearing them. Typically monocular products have smaller fields of view that result in less information display capability and no stereoscopic 3D or depth information. Binocular Video Eyewear products overcome these issues and are the best choice in many applications. For the industrial research sector in the fourth quarter of 2013 we began selling our first waveguide based HMD that is fully enabled for AR use. The M2000AR has tracking sensors, hi-resolution camera, HDMI interface, and see through waveguide based optics that can be mounted to hardhats or goggles.

In early 2014 we began selling our first monocular pair of Smart Glasses, the M100. Designed for the enterprise, industrial and commercial markets, our focus has been on the developer community and customers in the enterprise and medical markets. We have been attempting to create an eco-system around the M100 developer community. Major corporate partners like SAP, AT&T, NTT Docomo, HP, DHL and others have been particularly active. We also created an M100 app store with a growing list of applications and tools to enable application development. Future versions will include increased resolutions, more powerful computers and our thin waveguide see-through optics.

Two new models of our monocular Smart Glasses products were introduced and prototype models shown at the January 2016 CES. The M300 and the M3000 Monocular Waveguide Smart Glasses. The M300 is an updated design with enhanced functionality and wearability to follow on the popular Vuzix M100. The new Vuzix M300 is not a departure from the M100 product, but rather a next generation model with significantly improved ergonomics and technical features, such as hot swappable batteries, Intel Atom processor running Android 6.0, and much more, all in a ruggedized form designed specifically for enterprise and industrial use. The second model, the M3000 was honored at CES 2016 for its innovative design and engineering, and is our next-generation waveguide based wearable eyewear for the enterprise sector. The M3000 features improved display resolution and employs our advanced waveguide optics that allow see through operation for more advanced augmented reality applications. Both of these smart glasses can connect to the cloud to deliver digital content directly to and from the job site and connecting it “overlaid” onto the real world.

Virtual Reality Products

Virtual Reality (VR) Video Eyewear products provide a user with 3D computer simulated environments that can simulate the real or an imaginary world. By definition, VR Products are binocular so they can provide an immersive 3D world view for the user. Our prior VR product, the Wrap 1200DX VR, was the fourth generation of our VR Video Eyewear. These Virtual Reality products contain “three degrees of freedom” head tracking technology, which enables the user to look around the environment being viewed by moving his or her head. Today VR is primarily used for game playing, interactive 360 videos, training and simulations.

In December 2015, we began shipments of the Vuzix iWear Video Headphones which includes support for VR applications. It was the winner of four CES 2015 awards. The iWear features dual HD Displays and revolutionary nano-optics that provide the equivalent experience of a 125" home television from 10 feet and allow the wearer to play games, interact with apps, watch 2D, 3D and 360°VR movies and even fly drones. iWear is completely portable and battery-driven so that the user can enjoy it at home or on-the-go and it delivers a one-of-a-kind experience.

At CES 2016, a wireless version of the iWear Video Headphones was demonstrated. The product was awarded as the Winner of the “Best of” in Gaming and Virtual Reality. The iWear Wireless requires no cable, runs Android 5.0 and is compatible with thousands of applications and was viewed as the ultimate in wearable video entertainment and gaming system at the CES show.

Augmented Reality Products

Augmented Reality Products provide a user a live, direct or indirect, view of a physical, real-world environment whose elements are augmented by computer generated sensory input such as sound, video, graphics or GPS data. It is designed to plug into a computer’s USB and HDMI video port. It also contains head tracking technology, which enables the user to look around the environment being viewed by moving his or her head which in turn sends that information back to the computer which then adjusts the computer generated AR image accordingly. Our prior AR products included the Wrap 1200DX-AR and STAR 1200DX, both of which were phased out in the second quarter of 2015.

The STAR 1200DX is our second AR Video Eyewear product with see-through technology that enables the user to see the real world directly through and around its transparent WVGA widescreen video displays. With the built in sensors and a high performance HD camera, computer content, such as text, images and video can be overlaid and connected to the real world with the see through displays in full color 2D or 3D. This product was primarily used by individual researchers and AR software developers. A new replacement see-through AR product should be available in late 2016 that will incorporate our see-through waveguide optics and a built-in computer that will eliminate the need for an external computing device to create the virtual AR objects.

Our M100 Smart Glasses, are an intelligent wearable computing systems specifically designed to enable computing and augmented reality cloud connected information to the real world. We received an Innovations Design and Engineering Award for the M100 Smart Glasses at the January 2014 Consumer Electronics Show. The M100 is a wearable “hands free display” designed for the enterprise markets. The M100 Smart Glasses include a small display, camera, compass, motion-tracker, GPS and audio system for wirelessly connecting via Bluetooth or Wi-Fi. The embedded camera in the Smart Glasses are used for recording and/or seeing the real world. Additionally the camera enables a variety of AR applications. Input and control of the M100 consists of using the wirelessly connected smartphone, gesture sensor, and speech recognition voice control or gesture sensor. Finally, as the M100 runs the standard Android OS, Ice Cream Sandwich version, it is compatible with thousands of existing titles “out of the box” and it allows for fast and easy third party applications to be developed, sold and downloaded to run directly in the M100 Smart Glasses. We are building an eco-system of developers around these smart glasses and anticipate that most of the software being developed can be used on future generations of our smart glasses.

At the January 2016 Consumer Electronics trade show, we also won an innovation award for the prototype of our B3000 series of binocular Smart Glasses technology. This new technology, based on our proprietary see-through waveguide optics and HD display technology, is designed to fit into the frames of designer-styled glasses. We intend to introduce binocular Smart Glasses within the next 12 months using this technology. These new smart glasses will allow users to see and augment the real world as if looking through a conventional pair of fashionable eyeglasses. Again, because this product will run the Android operating system and is built upon the eco-system we are building for the M100, a significant base of applications should already exist for them when we launch and newly developed applications will be easily enabled using these advanced AR functions.

Cloud or internet-connected Smart Glasses applications are being created for manufacturing, medical, field maintenance and repair, training, gaming and social media uses for both our monocular and binocular smart glasses product lines.

Custom Solutions and Engineering Solutions

We have in the past provided full optics systems, including head mounted displays, human computer interface devices, near-eye display related engineering services and wearable computers to commercial, industrial and defense customers. As a result of the sale our defense division in June 2012, we no longer pursue general engineering services work with defense or security organizations. In early 2015, we completed our last U.S. Navy Research labs waveguide engineering contract and have no active programs with the U.S. Department of Defense.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve upon the weight, ergonomics, optical performance, see-through capabilities, luminance, power efficiency, compactness, field of view and resolution of the current generation of virtual displays and display components. “Early technology adopters” have been the majority of the purchasers of our consumer Video Eyewear products to date. However, our near-to-eye virtual display technology has been gradually improving in performance and we believe will soon meet the high expectations of both the enterprise and the consumer mass markets with respect to screen resolution, computer power, image size and ergonomics. We expect to continue to improve our products through our ongoing research and development and advancements made by our third party suppliers of key components.

We also develop intellectual property through our ongoing performance under engineering service contracts. We intend to continue to pursue select development contracts for applications that enhance our waveguide optics and other display technology. Our policy is to retain our proprietary rights with respect to the principal commercial applications of our technology under any engineering services work we perform, whenever possible.

During 2015 and 2014, we spent $3,595,437 and $1,752,560, respectively, on research and development activities. We expect to increase our research and development expenditures in the future as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may do so in the future.

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

We believe that display engines are also important for commercializing wearable displays. We are developing proprietary micro DLP based engines and laser modulated engines designed specifically for our waveguide optics solutions. These engines will allow fuller vertical integration of our supply chain which we believe will help us obtain a strong competitive advantage. We completed t commercialization of the waveguide technologies for our first product, the M2000 in 2014. We have since been focusing our efforts on the next generation waveguides and display engines that will shrink the entire assembly to a module that will fit in typical off-the-shelf sports sunglasses. We anticipate launching several new waveguide based products in 2016 and 2017.

In August 2011, we entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology. Under the agreement, we perform on-going research and development on the EPE optics and are expected to manufacture and bring to market components and products containing the licensed technology. In addition, we will provide Nokia with the ability to purchase products and components which incorporate the licensed technology.

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

See-Through Waveguides:   We are developing both passive and dynamic waveguide optics that are the basis for our future slim wearable Video Eyewear displays. Our dynamic waveguides use index modulated liquid crystal material to switch beam steering gratings built in a thin glass window to scan an image into the user’s eye. We are also developing passive optical display engine that uses a 1.4 mm thick see-through blade of glass or plastic with an ultra-compact micro display engine to magnify and focus the light from a display into a user’s eye. We have established that this technology performs to HD standards but thus far sold only limited quantities of products that incorporate waveguides. We will introduce new waveguide based products in 2016. We are now on a path to improve the waveguide’s performance to provide larger fields of view and better optical efficiency. Wearable Video Eyewear incorporating these engines will appear to others as practically indistinguishable from today’s conventional sunglasses by most every measure, including comfort, size, weight and ergonomics. We have filed patent applications with respect to this technology. We have also entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology.

Custom Display Engines: We have patents and patents pending on modulated laser based display engines and IP around micro DLP display engines. The micro DLP engine is one of the smallest volume engines built around DLPs and the laser engine is being design for use with next generation waveguides capable of 90 plus degree fields of view. Both the display engine and waveguide optic combine into a single monolithic design that we believe will enable us to produce low cost, HD resolution displays in a form factor that will be integrated into frames similar in size to ordinary sunglasses.  We have successfully prototyped both monochrome and color versions of the DLP engine and our upcoming M3000 Smart Glasses will use this engine.

Nanoimprinting: We continue to develop a portfolio of trade secrets and expertise in nanoimprinting. From quartz substrate molds with unique nano-structured grating surfaces built into them to ultra violet (UV) embossing, and engineering tool sets for the design of diffractive waveguide optics. These trade secrets deal with the manufacture of molds through to volume production UV embossing. We believe these technologies are essential to the production of our 1.4 mm thick see through lenses which we believe are the cornerstone to making fashionable eyeglass styled Smart Glasses.

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

Our general practice is to file patent applications for our technology in the United States, Europe and Japan, and in additional countries, including Canada, Russia and China for inventions which we believe have the greatest potential. We file and prosecute our patent applications in pursuit of the most extensive fields of protection possible including, where appropriate, the application of the relevant technology to the broader display industry.

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

Our technologies enable us to provide low-cost, small form factor, high-resolution Video Eyewear products. To protect our technologies, we have developed a patent portfolio which currently consists of 40 issued U.S. and foreign patents and 23 pending U.S. and foreign patent applications. We are also currently preparing several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents will expire on various dates from May 13, 2017 to October 13, 2031. In addition, in connection with our sale of our defense division in 2012, we received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have eight registered U.S. trademarks, 42 trademark registrations worldwide and two pending international trademark applications.

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

Most of our competitors’ products for mobile use are based on direct view display systems in which the user views the display device, or screen, directly without magnification. These products have several disadvantages compared to near-eye virtual displays and our wearable Video Eyewear products. If the screens are large enough to read a full conventional internet page or HD video without external magnification or image zooming, the products must be large and bulky, such as laptops, tablets, personal computers. If the displays are small, such as those incorporated in smartphones and smart watches, the screens can be difficult to read when displaying higher resolution content. Despite the limitations of direct view personal displays, smartphones and now smart watches are being produced in ever increasing volumes by a number of manufacturers, including Google (Alphabet), Nokia Corporation, Sony Ericsson Mobile Communications AB, Blackberry, Samsung Electronics Co., Ltd., LG Electronics Apple Inc. (Apple), Pebble, Qualcomm, Chinese based and focused firms, and others. We expect that these large and well-funded companies, as well as newer entrants into the marketplace, will make products that are competitive with ours based on improvements to their existing direct view display technologies or on new technologies. Examples of new display technology include foldable displays, e-ink, flexible OMLEDs and Qualcomm’s mirasol reflective technology called IMOD. The displays on the latest smart phone and tablets provide very high resolution and are proving effective as mobile direct view personal displays for a variety of applications, including many that were once considered applications where Video Eyewear was superior. Additionally the introduction of smart phone holders in goggle worn systems like the Samsung Gear VR, provide yet another view for users to get a very large screen experience from a 5 to 6” smart phone screen.

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

Competition - Binocular Video Eyewear Products

Today, there are few companies that compete with Vuzix in the binocular Video Eyewear space using microdisplays; they include Carl Zeiss, Seiko Epson (Epson), Sony, and Acupix. Carl Zeiss introduced its first model called the Cinemizer several years ago and has updated to OLED displays but has restricted its sales primarily to Germany thus far. It was discontinued by that firm in mid-2015. Epson and Sony are both selling products that look like the larger head mounted displays from 10 to 15 years ago. Epson ships their “Moverio” HMD and Sony introduced their “HMZ” HMD late in 2011 for home or fixed location use. Sony decided in the spring of 2015 to discontinue their HMZ product line and has moved its focus to developing a VR goggle system for its PlayStation 4 game console, which will ship commercially in October 2016. We believe neither of these competitive products were received well in the market place due to their bulky and non-user-friendly designs. Brother International also began marketing a see-through HMD on a very limited basis in Japan in late 2011. In the fall of 2012, Acupix of Korea introduced a WVGA video eyewear model with HDMI inputs, but it lacks support for legacy video devices and user optical adjustments. In early January 2014, TDG Acquisition Company, LLC (the purchaser of our defense division, now operating as Six-15 Technologies) announced its new Tac-Eye AR line of see-through AR products for its target marketplaces. A new entity, Oculus has been shipping developer kits for its large field of view VR goggle HMD called the Oculus Rift and has announced that a new model will be available for consumers in 2016. Further there are head worn goggle attachments for smart phones, like the Samsung Gear VR and the Carl Zeiss VR One which can offer an inexpensive way for owners of compatible smart phones to experience virtual reality. We believe all these unit are very bulky relative to the wearer’s head, offer only limited resolution to each eye, and often have less than clear optical performance across their viewing area. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

There are a number of smaller companies that have products that compete with our Video Eyewear products. In the past they have generally used binocular display module (BDM) produced by Kopin Corporation. Kopin offers binocular display modules of varying resolutions to original equipment manufacturers (or OEMs). Those modules are designed for easy customization by OEMs and include microdisplays, backlights, optics and optional drive electronics. Similar products are offered by other microdisplay manufacturers. The availability of those BDMs has greatly reduced the investment required for new competitors to enter the business. Currently, Kopin BDMs are primarily used by Asian-based Video Eyewear manufacturers. There are also several Chinese companies offering what we believe are inferior solutions in this market, but we believe their distribution in North America and Europe is limited. Other microdisplay manufacturers may also introduce BDM modules built around their products. We believe that the products produced by those manufacturers have one or more of the deficiencies described above. Kopin does not currently compete with Vuzix at the retail level. Kopin is also our primary supplier of microdisplays.

In 2010, our previous largest competitor, MyVu, ceased operations. Its intellectual property assets were sold to unnamed parties in Asia. Other companies that have stated their intention to enter this market when their product development is complete are Lumus and Microvision Corporation. At recent CES tradeshows, Lumus demonstrated a see-through HD optics engine in a pair of Video Eyewear. They have not yet announced a product that is production ready. Microvision has also announced that they are currently focused on the Pico projection markets, as described below, and that they are not planning to introduce a wearable display solution.

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

In the VR and AR markets, there are few competitors in the consumer space with effectively no competition in all but the very high-end researcher market. Oculus is still just selling a developers’ kit of its fully immersive VR head mounted display, and both Cinemizer and Sony have announced their intent to offer upgrades to their new products for virtual reality applications. Seiko Epson added a camera to their see-through Moverio BT-200 smart glasses in 2015 which now allows it to be used and for AR purposes. And while today’s VR applications are primarily PC based entertainment applications, Sony has demonstrated a fully immersive VR HMD for its PlayStation 4game console with an expected release date in mid-2016. HTC in conjunction with the software developer Valve, have announced their full immersive VIVE virtual reality system for use with Valve’s Steam VR system. This product is expected to be available in 2016.

Further, industry bloggers have speculated that companies such as Apple and Microsoft may offer or support AR Video Eyewear products in the near future. In January 2015 Microsoft publicly demonstrated its Hololens AR system, but no specific product launch details have been officially announced.

Competition - Monocular Video Eyewear Products

Although several companies produce monocular Video Eyewear, we believe that sales of their products to date have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests rather than commercial volume purchases for industrial applications. Current competitors in these markets are Liteye Systems, Inc., Lumus, Shimadzu Corporation, Kopin, Zebra Technologies (inclusive of business unit formerly part of Motorola), Creative Display Systems, Brother, Google, LLC, Garmin BAE Systems, Six-15 Technologies, LLC (the purchaser of our defense division), Rockwell Collins, Inc.. Kopin has begun to aggressively promote its upcoming Golden-i that combines a speech recognition controlled head mounted computer with a monocular near-eye display and recently demonstrated several new monocular reference designs that they claim they are only licensing to OEM customers. The Motorola Solutions group introduced Golden-i in late 2012. Google has developed a wearable display device named Google Glass which is a headset product with similar form and function to our M100 Smart Glasses. In January 2015, Google stopped selling its first version of Glass. And while not officially announced, industry rumors indicate a second generation of Google Glass is now in limited test with developers. Several Japanese electronics companies including Hitachi, Toshiba, Murata, Sony and Olympus have announced monocular smart glass systems for industry and have commenced marketing and sales of these systems. We expect that we will encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

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

In the smart glasses and AR markets we are focused on the enterprise space and as such are building strategic marketing relationships with software firms to address and support enterprise customers. We are in parallel developing a value added reseller (VAR) network with leading companies in various vertical markets from warehousing to field service to medical. As these VARs finish their value added software and services offerings we expect them to roll out their finished solutions to their customer base. We are also supporting select larger key accounts with our in-house direct sales team. For our smart glasses we are also developing a rich eco system with application developers from around the world. We have introduced our own hosted application store where our smart glasses customers can download and purchase applications and software developer kits. We are also hosting many developer hackathon events with partners companies like NTT docomo and AT&T.

On the consumer side, our products are targeted at applications including video viewing, gaming and Virtual Reality. In 2005, as our products and technology evolved, we began to sell standard Video Eyewear products for the consumer markets and have since built a multi-national sales channel with offices out of the UK and Japan that has spanned sales into over 50 countries. In 2007, we introduced Virtual Reality products and in 2010 we introduced our first Augmented Reality products. We are either currently or intending to selling our iWear Video Headphones directly to consumers and intend to expand that to select distributors, and online retailers worldwide once we are able to efficiently mass produce this product in the second quarter of 2016.

As we broaden our markets we will continue to expand on these strategies for each of our target application areas and markets. Finally, we regularly attend industry trade shows in our application markets.

Marketing

Our marketing group is responsible for product management, planning, advertising, marketing communications, and public relations. We have an internal public relations effort in the U.S. and have retained two external public relations firms for the U.S. market. One for our consumer focused products and the other for our enterprise smart glass products. In the UK we employ a public relations firm part-time. We also employ two marketing firms to help prepare brochures, packaging, tradeshow messaging and advertising campaigns, again focused on either the consumer or enterprise markets. All our products are currently sold under the Vuzix brand name. We intend Vuzix to become known as one of the premier supplier of Video Eyewear products for video viewing and Virtual and Augmented Reality enabled Smart Glasses. We plan to undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	enhancement and maintenance of our Website, Web Store and Social Media sites;

•	internet and web page advertising and targeted emails;

•	public relations;

•	print advertising, catalogs and point of purchase displays; and

•	trade shows and event sponsorships.

Engineering Services

We primarily solicit sales of our engineering services programs directly. We believe we have established a solid reputation for quality, performance and innovation for near-eye virtual display systems that will be attractive to many types of commercial users that want to leverage our services and products within their businesses. Attendance at industry trade shows, conferences and application white papers are tools we use to generate customer interest. In regard to defense and security markets, due to the sale of our defense division in June 2012, we no longer are performing engineering work or selling products into these markets, except through the purchaser of our defense division assets.

Consumer

We engage in a variety of marketing efforts that are intended to drive customers to our products and to grow awareness of our AR Smart Glasses, VR products and Video Eyewear in general. Public relations are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our marketing efforts for the next 12 months on:

•	distinguishing our Video Eyewear and Smart Glasses product categories from current competitors and by offering products with superior performance and optics to that of our competitors;

•	working with third party software developers to support the unique capabilities of our new products; and

•	creating brand awareness with the press and general public of Vuzix and its products, with particular emphasis on our new forthcoming waveguide based products.

Our Video Eyewear products are currently primarily sold directly to consumers and at times through select specialty retailers, online retailers such as Amazon, through catalogue offerings and through third party North American distributors including D&H. Our website, www.vuzix.com is an important part of our direct sales efforts. For resellers with physical retail locations in the United States, we have in the past offered point of purchase systems that include a video frame running a slide show presentation about the products and an integrated fully functional Video Eyewear product that allows potential customers to use our products. Where and when applicable we will create and offer new point of purchase systems for select products.

We currently sell our products internationally through distributors, resellers, online stores and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the EU. In Japan, we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ two full-time staff in Japan. In spring 2008, we created a wholly owned subsidiary, Vuzix (Europe) Limited, through which to conduct our business in the EU and Middle Eastern markets. Resellers in 50 countries placed orders with us during the last two years. We maintain a small European sales office in Oxford, England. We have also retained a sales consultant (who acts as our European Director of Operations), and a UK public relations firm. For customer support and warehousing, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU.

Manufacturing

Currently, we purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies, and have the final assembly of our products done primarily in China at our contract manufacturer there. In the past we have built products ourselves in our Rochester, New York based facility. We are experienced in the successful production of our products in moderate volumes. We expect to only perform, at most final assembly of our new Video Eyewear products ourselves on a test basis however we expect to manufacture all our waveguide optics at our West Henrietta, New York facility.

We currently purchase almost all of the microdisplays used in our products from Kopin and Microvision. Our relationship with these microdisplay suppliers is generally on a purchase order basis and neither firm has a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. We procure a small percentage of our microdisplays from other sources such as Syndiant and Texas Instruments. While we do not manufacture our components, we own the tooling that is used to make our custom components with the exception of certain authentication chips and connectors that may be required to support industry standard device connectivity. We believe that we are not dependent on our relationships with any supplier other than Kopin or Microvision. Kopin before we sold the defense divisions had also been a significant customer of our night vision display electronics modules and owns just under 3% of our common stock. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products of they are co-branded. Such third party products represented less than 5% of our sales in 2015.

We generally procure our other non-microdisplay components and products from our vendors on a purchase order basis without any long-term commitments. We currently use several Asian manufacturing sources, where we have located some of our tooling. Over time, we expect to globally source almost all of our components which we believe will minimize product costs. We anticipate that procuring assembled products from third parties will result in decreased labor force requirements, capital equipment costs, component inventories, and the cost of maintaining inventories of work in progress.

Employees

As of March 27, 2015, we had 39 full-time employees in North America: 7 in sales and marketing, distribution, and customer service; 20 in research and development and engineering services support; 5 in manufacturing, operations and purchasing; 1 in quality assurance; and 6 in accounting, management, IT, and administration. We also work with a group of sub-contractors, mainly for industrial and mechanical design assistance in the Rochester, New York area. To further our waveguide research development we work with various commercial and academic researchers in the United Stated and Finland. In Japan, we have 2 full-time employees and in the UK we have 2 full-time and 1 part-time contractor to manage our European sales and marketing activities.

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

An investment in our securities involves a high degree of risk. An investor should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision. Our business, financial condition or results of operations could suffer as a result of these risks. In that case, the market value of our securities could decline, and an investor may lose all or part of his or her investment.

Risks Related to Our Business

We have incurred net losses since our inception and if we continue to incur net losses in the foreseeable future the market price of our common stock may decline.

We reported a net loss of $13,427,478 for the year ended December 31, 2015, and we reported net loss of $7,868,858 for the year ended December 31, 2014. We have an accumulated deficit of $57,588,868 as of December 31, 2015.

We may not achieve or maintain profitability in the future. We will need to increase sales in order to achieve and maintain profitability. In addition, we expect that our expenses relating product development and research, sales and marketing, as well as our general and administrative costs, may increase, requiring us to increase sales in order to achieve and maintain profitability. If we do not achieve and maintain profitability, our financial condition will ultimately be materially and adversely affected and we would eventually be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls over financial reporting were ineffective as of December 31, 2015 and 2014 which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As of December 31, 2015, our management has determined that our disclosure controls and procedures and internal control over financial reporting were ineffective because of material weaknesses including a financial reporting and close process that does not ensure accurate financial reporting on a timely basis, limited segregation of duties, lack of adequate monitoring of subsidiaries, and weaknesses in our inventory control.

We intend to implement remedial measures designed to address the ineffectiveness of our disclosure controls and procedures and internal controls during our 2016 fiscal year. With the closing of our private placement of Series A Preferred Stock in January 2015 (the “Series A Private Placement”) we now have the financial resources to permit the hiring of additional staff and the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated. If these remedial measures are insufficient to address the ineffectiveness of our disclosure controls and procedures and internal controls, or if other material weaknesses or significant deficiencies in our internal control are discovered or occur in the future and the ineffectiveness of our disclosure controls and procedures and internal controls continues, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we may be subject to class action litigation. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we plan to take in the future will remediate the ineffectiveness of our disclosure controls and procedures or that any material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.

The market for display devices, including Video Eyewear and Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, LG Electronics (LGE) and Toshiba Corporation, and large software and other products companies such as Google, Microsoft and Facebook. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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

Moreover, smartphones, tablets and new wearable devices with ever growing larger video display screens and computing power have significantly improved the mobile personal computing experience. It is possible that, in the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Fitbit, Garmin, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any of which could substantially harm our business and results of operations.

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

If we do not effectively maintain and further develop our sales channels for our products, including developing and supporting our retail sales channel, value added resellers (VARs) and distributors, our business could be harmed.

We depend upon effective sales channels to assist us in reaching the customers who are the ultimate purchasers of our Video Eyewear and Smart Glass products. In the United States, we primarily sell our products directly from our in-house sales team, our website, VARs and for our more consumer focused products through a mix of specialty retailers and online stores, some of which we reach certain U.S. markets through distributors. In international markets, we primarily sell directly to consumers, enterprises, VARs or occasionally through distributors who in turn sell to local retailers.

Our distributors and VARs generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors and VARs may give higher priority to selling other companies’ products. If we were to lose the services of a distributor or VAR, we might need to find another in that area, and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors can at times build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors and VARs encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Any reduction in sales by our current distributors or VARs, loss of key distributors and VARs or decrease in revenue from our distributors and VARs could adversely affect our revenue, operating results and financial condition.

Our future growth and profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.

Our future growth and profitability from our consumer and enterprise products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

•	create awareness of our brand and products;

•	convert consumer awareness into actual product purchases;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment;

•	successfully offer to sell our products or license our technology to third party companies for sale under their own brand name as OEM partners;

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

If we fail to keep pace with changing technologies or are unable to anticipate customer preferences, our business and results of operations may be materially adversely affected.

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

Recently introduced head worn goggle attachments for smart phones, like the Samsung Gear VR, the Carl Zeiss VR One and the Google Cardboard can offer an inexpensive way for owners of compatible smart phones to experience virtual reality by taking advantage of the smart phone’s display. These systems require pre-formatted video content and simple optics, to allow the wearer to view the screens less than 1” for the wearer’s eyes.

It is difficult to assess or predict with any certainty the potential size, timing and viability of market opportunities for our microdisplay-based Video Eyewear products or their level of market acceptance. Market acceptance of Video Eyewear technology will depend, in part, upon consumer acceptance of near-to-eye displays and upon microdisplay technology providing benefits comparable to or greater than those provided by alternative direct view display technology at a competitive price. Video Eyewear products work best when used close to the eye, which may not be acceptable to consumers. Such acceptance may depend on the relative complexity, reliability, usefulness and cost-effectiveness of our near-eye display products compared to other display products available in the market or that may be developed by our competitors. In addition, our products are not designed for a shared experience amongst multiple viewers at the same time. Potential customers may be reluctant to adopt our Video Eyewear products because of concerns surrounding perceived risks relating to use and the fact that it is a new technology. If consumers fail to accept near-to-eye displays in the numbers we anticipate or as soon as we anticipate, the sales of our Video Eyewear products and our results of operations would be adversely affected and our business strategy may fail.

There are a number of competing providers of microdisplay-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal display market.

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc., Sony, Epson, Google, Brother International, 5DT Inc., eMagin Corporation, Oculus VR (Facebook), Kopin Corporation (Kopin), MicroVision, Inc. (Microvision), Lumus Ltd. (Lumus), Kaiser Electro Optics Inc., Toshiba, Garmin, HTC Value, TDG Acquisition Company, LLC, and Accupix of Korea. Oculus, which was purchased by Facebook in March 2014, intends to introduce a very wide field of view head-worn goggle system in spring 2016. Samsung since September 2014 has been shipping a head worn goggle frame, called the Gear VR which allow users to mount their smart phones inside it to create an Oculus content compatible immersive VR system. There are similar smart phone mounting and viewing systems now available from a variety of manufactures ranging from simple ones like the Google Cardboard which can turn most smart phones into a display device to view basic interactive VR content, to more advanced systems similar to the Samsung Gear VR. Numerous other start-up companies have announced their intentions to offer AR smart glass and VR products and developer kits in the near future. In 2015 Razer demonstrated its Open-Source VR Gaming head worn goggle system similar to the Oculus developer kit, and Carl Zeiss demonstrated its VR One, a head worn goggle for existing smart phones with larger direct view screens for VR applications, like the Samsung Gear VR. Further, industry blogs have speculated that companies such as Apple may offer or support VR and AR Video Eyewear products in the near future. In January 2015, Microsoft introduced its Hololens project, a head worn AR smart glass helmet with transparent holographic optics. No pricing, technical details, or formal release date has been released other than developer kits now being available to select developers. Another new company, Magic Leap says it is working on a head-mounted virtual display system for AR applications, however no details have been public regarding its technical capabilities or release date.

The Gear VR, Zeiss VR One, and even Google Cardboard utilize the wearer’s existing smart phone rather than microdisplays, which reduces the cost of these VR systems substantially, assuming the customer already owns the compatible smart phone. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies and near-eye products that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a reasonable portion of the personal display market, our business strategy may fail.

Our business and products are subject to government regulation and we may incur additional compliance costs or, if we fail to comply with applicable regulations, may incur fines or be forced to suspend or cease operations.

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the European Union, or EU, China and other jurisdictions in order to be sold in those jurisdictions. Our smart glasses products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states. This directive restricts the distribution of products within the EU that exceed very low maximum concentration values of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Our products will likely experience rapidly declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

In the markets in which we compete, prices of established consumer electronics display products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

If we cannot obtain and maintain appropriate patent and other intellectual property rights protection for our technology, our business will suffer.

The value of our personal display, smart glasses and related technologies is dependent on our ability to secure and maintain appropriate patent and other intellectual property rights protection. We intend to continue to pursue additional patent protection for our new products and technology. Although we own many patents covering our technology that have already been issued, we may not be able to obtain additional patents that we apply for, our patents may be found invalid if challenged and our patents may not afford the degree of protection that we desire or require.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 40 issued U.S. and foreign patents and 23 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from our resellers than expected, which could harm our business and operating results.

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

Our dependence on sales to VARs, resellers, and distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

We expect the majority of our various resller relationships for our Video Eyewear and Smart Glasses products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

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

We purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies, and, up until most recently, have performed the final assembly of our products ourselves in our prior Rochester, New York facility. In September 2014, we began having final assembly of our M100 Smart Glasses product done, and recently began having our new iWear Video Headphones assembled in China. We expect to continue to have final assembly of most of our products performed externally however we intend to use our new West Henrietta, New York facility primarily for the production of waveguides and their related display engines. Some final assembly initial production runs of new products may also continue at our Henrietta plant. However, if our volume increases and cost effective third party sourcing becomes feasible, we anticipate that we may outsource the bulk of the final assembly, with the possible exception of certain critical optical and display components. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products and most recently the M100 Smart Glasses and iWear Video Headphones, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

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

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations” in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation expense, software development costs, derivatives and fair value measurements, excess and obsolete inventory write-downs, warranty reserves, and long-lived assets.

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

We will need to hire and retain highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for highly skilled technical, managerial and other personnel is at times intense. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel we need to be successful, our business, operating results and financial condition could be materially adversely affected.

Our failure to effectively manage growth could harm our business.

We intend to expand the number and types of products we sell. We will need to replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded versions of our existing products.

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launch: With the growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed;

•	Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We operate the majority of our business from one location in the West Henrietta, a suburb of the Rochester, New York area. We also rely on third party manufacturing plants in Asia and third party logistics, sales and marketing facilities in Japan and England, and in other parts of the world to provide key components of our products and services necessary for our operations. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected. Additionally such events could impair our ability to record, process and report accurate information to the SEC could have a material adverse effect on our financial condition.

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

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our products. Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. We currently purchase almost all of the microdisplays used in our Smart Glasses products from Kopin and the microdisplays used in our iWear Video Headphones from Omnivision. Our relationship with these companies generally is on a purchase order basis and neither firm has a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. Either firm could discontinue sourcing merchandise for us at any time. If one or both of these firms were to discontinue its relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Recently several new LCOS and alternative OLED suppliers have begun offering microdisplays suitable for use in our products. These manufacturers include Syndiant, Texas Instruments, HiMax, eMagin, Silicon Microdisplay, Sony, Omnivision, Citizen and others. With new tooling and electronics any one of these alternative displays could be incorporated into our products but our costs of production could be higher and make our products uneconomic for the marketplace.

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

The consumer electronics industry is subject to significant fluctuations in the availability of components. If we do not properly anticipate the need for critical components, we may be unable to meet the demands of our customers and end-users on a timely basis.

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

Given our plans and expectations that we may need additional capital, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then existing stockholders.

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

As of March 25, 2016, we have issued and outstanding 16,097,951 shares of common stock, 49,626 shares of Series A Preferred Stock convertible into 4,962,600 shares of common stock, an aggregate of $1,896,240 in principal amount of convertible notes convertible into an aggregate of 842,773 shares of common stock, warrants to purchase 535,091 shares of common stock, and options to purchase 1,022,789 shares of common stock. The issuance of shares of common stock upon conversion of convertible notes or preferred stock, or exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The interests of the holder of our Series A Preferred Stock, which holds shares representing approximately 24% of the voting power of our stock and has the right to nominate and elect two directors, may conflict with the interests of our other stockholders.

On January 2, 2015, we entered into and closed a Series A Preferred Stock Purchase Agreement, pursuant to which we issued and sold to Intel Corporation (the “Series A Purchaser”) 49,626 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of common stock and votes on an as-converted basis with the common stock. The shares issuable upon conversion of the Series A Preferred Stock then represented approximately 30% of the total voting power of our outstanding stock. As of the date of this filing, the shares issuable upon conversion of the Series A Preferred Stock represent approximately 24% of the total voting power of our outstanding stock. The Series A Purchaser will be able to vote this significant amount of shares with respect to any matter submitted to stockholders for a vote. In addition, the Series A Purchaser is entitled to nominate and elect two additional directors to the Company’s Board of Directors (the “Board Election Right”), one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Series A Purchaser has not yet exercised the Board Election Right, but if it does so, the Series A Purchaser will have increased influence over matters considered by the Board of Directors. The Series A Purchaser may exercise its stockholder rights in a way that it believes is in its best interests, which may conflict with the interests of our other stockholders.

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

Our stock price may be volatile in the future.

The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products by us or our competitors, general conditions in the wireless communications, semiconductor and display markets, changes in earnings estimates by analysts or other events or factors. In addition, the public stock markets recently have experienced extreme price and trading volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Item 1B.	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2.	Properties

We lease approximately 29,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14563. This facility houses our office, R&D and manufacturing space under an operating lease that we began occupying in October 2015. The base rent contractual payment obligations under this operating lease is $335,248 per year. The lease has an original five year term with an option by the Company to renew for two additional three year terms at pre-agreed to lease rates.

We lease approximately 8,800 square feet at our old manufacturing and offices facilities located at 2166 Brighton Henrietta Townline Road, Rochester, New York 14623. This older facility, holds portions of our research and development and equipment related to waveguides. We currently pay approximately $65,000 per year in rent, including common area maintenance costs. The existing one-year lease will expire on October 31, 2016 before which all remaining waveguide equipment will be relocated to our new 25 Hendrix Road location. We believe that both facilities are in good operating condition and currently adequately serves our needs, however we intend to move from the 2166 location on or before the current lease expires in October 2016.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $10,900 per year. We lease this location pursuant to a renewable two-year lease which is scheduled to expire on September 29, 2017.

In Tokyo, Japan, we rent 175 square feet of office space at a cost of approximately $25,000 per year. We lease this location pursuant to a renewable one-year lease which is scheduled to expire on March 1, 2017.

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

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for Vuzix’ common stock as quoted on NASDAQ or the OTCQB. The quotations on the OTCQB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2015	$4.21	$7.20
Second 2015	5.50	7.12
Third 2015	3.98	6.84
Fourth 2015	4.54	8.51

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2014	$2.45	$4.58
Second 2014	2.10	3.45
Third 2014	2.42	4.14
Fourth 2014	2.65	4.75

Holders of Record

As of March 28, 2016, there were 43 holders of record of our common stock.

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

Shares of Series A Preferred stock are entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at our discretion.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2015.

Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Securities

-	During the three months ended December 31, 2015, we issued 7,500 shares of common stock for investor relations services.
-	During the three months ended December 31, 2015, we issued 21,017 shares of common stock upon the exercise of warrants.

 In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2015.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(2)	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	1,022,789	$4.59	744,295
Equity compensation plans not approved by security holders	—	—	—
Total	1,022,789	$4.59	744,295

(1)	The amount appearing under “Number of securities remaining available for future issuance under equity compensation plans” includes shares available under our 2014 Equity Incentive Plan. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan automatically increases each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 10% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased.

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically reevaluate these accounting policies and estimates, and make adjustments when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2015 or 2014.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. We recorded an impairment charge of $13,222 representing cost of $21,954, less accumulated amortization of $8,732 in 2015, and an impairment charge of $104,716 representing cost of $166,500, less accumulated amortization of $61,784 in 2014 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $515,697 as of December 31, 2015, because management believes that its value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 to 5 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The value of the unamortized software development costs remaining, were valued (net of accumulated amortization) at $501,288 as of December 31, 2015, because management believes that its value is recoverable.

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

We recognize software license revenue under ASC 985-605 “Software Revenue Recognition” and under ASC 605-25 “Revenue Arrangements with Multiple Deliverables”, and related interpretations, as amended. Licensed software may be sold as a stand-alone element, with other software elements, or in conjunction with hardware products. When our products consists of more than one element, the product is considered to be a multiple element arrangement (MEA). When sold as a stand-alone element, the revenue is recognized upon shipment as discussed above. When sold as part of a MEA, revenue from the licensed software is recognized when the product and embedded software is shipped to the customer.

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

Significant unobservable inputs are used in the fair value measurement of the Company’s derivative liability. The primary input factors driving the economic or fair value of the derivatives warrants and convertible notes are the stock price of the Company’s shares; the price volatility of the shares, reset events, and exercise behavior. An important valuation input factor used in determining fair value was the expected volatility of observed share prices and the probability of projected resets in warrant exercise and note conversion prices from financing before each security’s maturity. For exercise behavior the Company assumed that without a target price of 2 times the projected reset price or higher that the holders of the warrants and convertible notes would hold to maturity. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern and that holding to maturity was reasonable. Further the January 2, 2015 Series A Preferred financing reduced the expected probability to near zero for price resets from financing events.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of implementation of this standard on its financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

In July 2015, the Financial Accounting Standards Board (FASB) issued guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2016-02, Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but do not recognize assets and liabilities for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

Results of Operations for Fiscal Years Ended December 31, 2015 and December 31, 2014

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014	Dollar Change	% Increase (Decrease)

Sales of Products	$2,544,153	$2,474,559	$69,594	3%
Sales of Engineering Services	205,831	557,517	(351,686)	(63)%

Total Sales	2,749,984	3,032,076	(282,092)	(9)%

Cost of Sales — Products	2,101,466	1,884,678	216,788	12%
Cost of Sales — Engineering Services	82,332	217,233	(134,901)	(62)%

Total Cost of Sales	2,183,798	2,101,911	81,887	4%

Gross Profit	566,186	930,165	(363,979)	(39)%
Gross Margin %	21%	31%		(10)%

Operating Expenses:
Research and Development	3,595,437	1,752,560	1,842,877	105%
Selling and Marketing	1,798,041	1,232,520	565,521	46%
General and Administrative	6,120,101	2,593,384	3,526,717	136%
Depreciation and Amortization	380,841	279,317	101,524	36%
Impairment of Patents and Trademarks	13,222	104,716	(91,494)	(87)%

Loss from Operations	(11,341,456)	(5,032,332)	(6,309,124)	125%

Other Income (Expense)
Other Taxes	(54,432)	(83,419)	28,987	(35)%
Foreign Exchange Loss	(277)	(2,713)	2,436	(89)%
Interest Income and Gain on Debt Conversions and Extinguishment	20,790	29,262	(8,472)	(29)%
Loss on Derivative Valuation	(1,098,465)	(2,194,001)	1,095,536	(50)%
Amortization of Senior Term Debt Discount	(798,415)	(393,525)	(404,890)	103%
Interest Expense	(155,223)	(192,130)	36,907	(19)%

Total Other Income (Expense)	(2,086,022)	(2,836,526)	750,504	26%

Loss Before Provision for Income Taxes	(13,427,478)	(7,868,858)	(5,558,620)	(71)%
Provision for Income Taxes	—	—	—	—

Net Loss	$(13,427,478)	$(7,868,858)	$(5,558,620)	(71)%

Sales.   While overall product sales for the year ended December 31, 2015 were just 3% higher than the same period in 2014, there were changes in the composition of these product revenues. The Wrap Video Eyewear products, used for Video Viewing, Augmented Reality, and Virtual Reality applications, were phased out in early 2015 and as a consequence we had very limited quantities left for sale in the 2015 period as compared to the 2014 period. As a result sales of Video Eyewear, AR, and VR products decreased by 65% over the comparative period in 2014 and represented just 8% of revenues for 2015 as compared to 20% of revenues in 2014. Sales of M100 Smart Glasses rose 13% during 2015 and represented 67% of product revenues as compared to 54% in the 2014 period. Waveguide display engine shipments were 14% of revenues for the 2015 period versus Nil in comparative 2014 period.

Sales from our engineering services for the year ended December 31, 2015, was $205,831 compared to $557,517 in the same period in 2014. The decrease is primarily the result completion of US military engineering services program in early 2015 with no follow on military engineering programs, while in 2014 approximately 56% of engineering services revenues were to the US military.

Cost of Sales and Gross Margin.   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The net lower gross margin percentage earned in 2015 was primarily the result of increased software development costs amortization and software royalties, some of which are annual minimums in 2015 as compared to 2014. We began to amortize software development costs in the fourth quarter of 2014, and 2015 represented the first full year of amortization.

Component of Cost of Sales	Year Ended December 31, 2015	As % Related Sales	Year Ended December 31, 2014	As % of Related Sales	Dollar Change
Product Cost of Sales	$1,168,601	46%	$1,175,100	48%	$(6,499)
Manufacturing Overhead	410,149	16%	481,390	19%	(71,241)
Warranty Costs	92,236	4%	104,465	4%	(12,229)
Amortization of Software Costs	286,450	11%	71,613	3%	214,837
Software Royalties	144,030	6%	52,110	2%	91,920

Total Cost of Sales – Products	$2,101,466	83%	$1,884,678	76%	$216,788

Gross Profit – Product Sales	$442,687	17%	$589,881	24%	$(147,194)

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs. Comparing the research and development costs for the year ended December 31, 2015 versus the same period in 2014, there was an increase in 2015 salary, benefits and stock compensation expenses of $1,054,104, primarily the result of additional R&D staff versus the same period in 2014 when $189,231 of salaries related to software development costs were capitalized; hiring expenses of $182,200 in 2015 compared to $395 in 2014; an increase in project development and research costs of $521,964 primarily related to the new iWear Video Headphones, waveguide research and other new product development and a $119,893 increase in travel costs, primarily to and from Asia related to the commencement of new third party product manufacturing services in China.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs, consulting fees and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the year ended December 31, 2015 by $565,521 as compared to the same period in 2014 primarily due to the following main factors: higher personnel salary costs and new staff additions totaling $301,172, increased trade show, advertising and public relations costs of $240,145 and a $23,578 increase in website support costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased for the year ended December 31, 2015 as compared to the same period in 2014 primarily because of higher non-cash compensation expense related to stock awards totaling $1,375,000 to our officers and directors awarded in January 2015; increased IR activities of $1,244,797, inclusive of a non-cash expense of $1,043,613 for shares of common stock and warrants awarded to consultants; $221,807 increase in professional fees, of which $100,000 was for a stock award to our attorneys in January 2015; $71,765 in increased travel costs; $106,450 increase in fees paid to our external board members as compared to the 2014 period when only $31,600 were paid; and increased salary and benefits costs of $145,302. Of the overall $3,526,717 increase in 2015 over 2014, a total of approximately $2,804,522 was non-cash share and warrant compensation expense, leaving a net increase of approximately $722,195 as the result of cash general and administrative expenses described above.

Depreciation and Amortization.   Depreciation and amortization expense for the year ended December 31, 2015 was $380,841 as compared to $279,317 in the same period in 2014, an increase of $101,524. The increase in depreciation and amortization expense is due to new investments in depreciable assets during 2015.

Other Income (Expense). Total other expense was $2,086,022 for the year ended December 31, 2015 compared to an expense of $2,836,526 in the same period in 2014. The largest expense for the 2015 period was the loss of $1,098,465 on the derivative liability valuation mark-to-market revaluation for 2015 versus a loss of $2,194,001 in 2014. We incurred $798,415 in expenses for the amortization of term debt discounts and deferred issuance costs in 2015 as compared to $393,525 in 2014, when the June 2014 Notes were only issued half way through comparative year’s twelve month period. The provision for other taxes for 2015 was $54,432 compared to $83,419 for 2014. The composition of each year’s other taxes provision was primarily for franchise taxes payable to the State of Delaware, our state of incorporation, which has decreased somewhat due to the reduction in authorized capital effected in June 2014. The balance represents Japanese branch taxes which currently average approximately $12,000 per annum.

Provision for Income Taxes. There were no provisions for income taxes in 2015 or 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $11,877,058, an increase of $11,792,091 from $84,967 as of December 31, 2014.

At December 31, 2015, we had current assets of $16,530,211 compared to current liabilities of $1,802,122 which resulted in a working capital position of $14,728,089. As at December 31, 2014 we had a negative working capital position of $1,427,139. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities.   We used $11,668,079 of cash for operating activities in 2015 compared to $4,609,050 in 2014. In addition to the net loss adjusted for non-cash items, working capital operating uses for 2015 resulted from a $2,437,149 increase in inventory and a $1,276,132 reduction in accounts payable. The working capital operating items for 2014 resulted from a $237,006 decrease in accounts payable, a $168,613 increase in accounts receivable and a $208,367 increase in prepaid expenses.

Investing Activities.   Investing activities used $2,084,739 of cash for 2015 as compared to a use of $901,340 for the same period in 2014. In 2015, we used $1,892,831 of cash primarily for the purchase of lease improvements and equipment for our new office and manufacturing facility as well as additions to product tooling, as compared to $195,903 primarily for purchases of computer equipment and tooling additions for the same period in 2014. The costs of registering our intellectual property rights were $191,908 in 2015 and $86,647 in the same period in 2014. We invested $618,790 in software development costs related to our products in 2014, as compared to $-0- in 2015.

Financing Activities.   We generated $25,544,909 of cash from financing activities in 2015 as compared to generating $5,285,217 of cash from financing activities in 2014. During the year ending December 31, 2015, the primary sources of cash from financing activities were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation (discussed below), less direct offering costs of $214,169 and the cash proceeds of $1,272,627 from warrant exercises. During 2014, the primary source of cash were the gross proceeds from the sale of senior convertible notes of $3,000,000, less direct offering associated costs of $139,340, the proceeds of $2,682,669 from the exercise of warrants for cash, less the repayment of $345,942 in short-term notes payable.

Capital Resources.   As of December 31, 2015, we had a cash balance of $11,877,058, an increase of $11,792,091 from $84,967 as of December 31, 2014. The Company had no outstanding balances under any line of credits as of December 31, 2015.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock are entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof. As of the date of the filing of this report, the Series A Purchaser has not requested the appointment of its 2 directors nor asked to have its observer attend board meetings.

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

In connection with the Series A Private Placement, each of the holders of notes issued by the Company on June 3, 2014 (the “June 2014 Notes”) agreed to irrevocably waive their rights to anti-dilution protection under Section 5(b) of the June 2014 Notes in the event the Company issues additional securities at a per share price lower than the conversion price of the June 2014 Notes (the “June 2014 Note Waiver”). The obligations of the holder of the June 2014 Notes under the June 2014 Note Waiver will be binding on all assignees of the June 2014 Notes. Additionally, holders of the June 2014 Notes waived their rights of participation with respect to the Series A Private Placement and agreed to subordinate their participation rights to the Series A Purchaser’s Participation Right.

In connection with the Series A Private Placement, holders of approximately 86% of outstanding warrants issued by the Company in its public offering on August 5, 2013 and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). The obligations of the holder of the Public Offering Warrants under the Public Offering Warrant Waiver will be binding on all assignees of the Public Offering Warrants.

We will need to continue to increase our product sales to achieve positive cash flow from operations. We have developed an operating plan which includes the expansion of our existing premises and personnel resources. As part of this plan we relocated our corporate offices, research and development facilities and manufacturing to a facility approximately four times the size of our prior facility during October 2015. This relocation includes the installation of new cleanroom space to meet the expanded production needs of our waveguide optics. During 2016 new personnel resources will be added primarily focused on research and development staff and select marketing and sales personnel. We also intend adding finance personnel to improve the Company’s financial reporting controls. Such expenditures, along with further future net operating losses, product tooling expenses, and related working capital investments, will be the principal uses of our cash.

Late in the 4th quarter of 2015 we attempted to start mass production of our new iWear Video Headphones, but unfortunately we were not able to produce them at anywhere near our planned production rates. The iWear utilizes very unique components that are required for the large magnifications necessary to produce a large 55 degree FOV from only a 0.24” micro-display. This has placed very high quality demands on each component in the optics chain of the iWear. It has taken us to March 2016 to finally resolve all of the issues with components from vendors in Finland, Japan, USA and China. Because of these issues, production has been very limited with yields that are unacceptable to produce economically in higher volumes. Although we have experienced strong customer interest in Vuzix iWear, we chosen not to actively promote and market this new product yet and create further possible customer frustrations by our slowness in delivery. As of the end of Q1 2016 we are finally starting to build near our planned volume production levels up with yields now approaching 90%. This delay in the start of volume production has clearly put our revenue expectations of the iWear behind schedule, both for our completed 2015 fiscal year and for the first quarter of fiscal 2016. We expect from April 2016 onwards that production will accelerate as will our planned marketing and sales activities around iWear. Even with these startup production issues, through this period we have been able to continue our efforts with our growing software developer community. We now have over 120 titles that support the iWear with many more expected.

At CES in January 2016, we received 8 product innovation awards for several new products that should commence shipping in the second half of fiscal 2016. Many of these awards were for our next generation enterprise based Smart Glasses, the M300 and M3000. These new devices are being met very favorably based on initial customer and market feedback. Both these Smart Glasses will offer significant enhancements that have come from the last 2 years of in the field use of the existing M100 Smart Glasses by our customers. It appears that many of our current customers using the M100 that are preparing for larger rollouts of smart glasses in their enterprise environments, may or will pause doing so in anticipation of the M300 and the waveguide based M3000 Smart Glasses. To help offset customer purchasing hesitation, we announced in early February 2016 a promotional package that allows such customers to easily upgrade from M100 to M300 when it is available or place pre-orders for the M300 and shortly for the M3000 Smart Glasses.

Generally Smart Glass adoption by larger enterprise for broader roll-outs based on successful pilots continues to be slow. Some customers are waiting and need the improvements offered by the upcoming M300 and M3000 Smart Glasses. And, based on discussions with our M100 customers, many are planning on moving from smaller pilots to significant rollouts with our VAR partners and our direct in-house sales team, commencing in 2016.

In Q2 of 2016 we expect growing revenues from our iWear Video Headphones, continuing sales of our M100s and possibly late in Q2, the first sales of our new M300s. We anticipate that by fall 2016 Vuzix should have as many as 4 new products in the market as compared to the same period in 2015. The iWear Video Headphones, the M300 and M3000 Smart Glasses and our first B3000 binocular in a sunglasses format in late Q4. To help ensure a timely and effective transition from R&D into production we have entered into a new development and contract manufacturing relationship with a Tier 1 manufacturing services company to help us build out our next generation M300/M3000 Smart Glasses. First volume production runs will take place in their U.S. based plants to help us achieve volume production more efficiently and faster. Additionally management intends to continue ahead with its waveguide development and the ramp up for volume production. Pursuant to these activities we are negotiating third party and OEM collaboration and development agreements in order to better leverage our successes. As a result we do not expect to achieve a positive net income for the year ending December 31, 2016, however we expect with our new products and expected increased sales that our operating losses will be significantly less than for our 2015 fiscal year.

We believe our existing cash and cash equivalent balances and cash flow from future operations will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses similar in size to the amounts reported during for the years ended December 31, 2015 or the year ended December 31, 2014. There can however be no assurance that we will be able to generate positive cash flows from operations in the future.

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

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2015.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weaknesses set forth below.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fall of 2015, we had a detailed review and assessment of our controls and procedures currently in place prepared by external consultants. The results of this SOX Readiness Assessment work has been reviewed by management and our external auditors. As a result we have developed, with input from the SOX consultants, a proposed system of internal controls over financial reporting sufficient to remediate existing control deficiencies and fully implement the system of internal controls over financial reporting that were designed in Phase I of this SOX readiness project.

Our management is now preparing plans for implementing these Phase II changes in our controls and procedures as a result. As of December 31, 2015, we have not completed the development, assessment, implementation and testing of all the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated.

As a result, our CEO and CFO have concluded that our internal control over financial reporting is ineffective as of December 31, 2015 because of the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2015:

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

(c)	Change in Internal Control Over Financial Reporting

 No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Rochester, New York

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and its subsidiary (the “Company”) as of December 31, 2015 and December 31, 2014, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vuzix Corporation and its subsidiary as of December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York

March 30, 2016

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and Cash Equivalents	$11,877,058	$84,967
Accounts Receivable, Net	325,694	383,533
Inventories, Net	3,349,098	911,949
Manufacturing Vendor Prepayments	369,411	156,091
Prepaid Expenses and Other Assets	608,950	422,909

Total Current Assets	16,530,211	1,959,449
Tooling and Equipment, Net	2,015,433	416,965
Patents and Trademarks, Net	515,697	423,489
Software Development Costs, Net	501,288	787,738

Total Assets	$19,562,629	$3,587,641

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$907,434	$2,183,565
Line of Credit	—	112,500
Notes Payable	—	37,038
Current Portion of Long-term Debt, net of discount	55,790	128,425
Current Portion of Capital Leases	—	16,882
Customer Deposits	27,847	120,550
Unearned Revenue	69,481	53,403
Accrued Expenses	734,497	699,067
Income and Other Taxes Payable	7,073	35,158

Total Current Liabilities	1,802,122	3,386,588

Long-Term Liabilities
Long-Term Derivative Liability	240,786	13,541,138
Long-Term Portion of Term Debt, net of discounts	1,227,550	976,475
Long-Term Portion of Accrued Expenses	38,333	—
Long-Term Portion of Accrued Interest	160,967	81,451

Total Long-Term Liabilities	1,667,636	14,599,064

Total Liabilities	3,469,758	17,985,652

Stockholders’ Equity (Deficit)
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 0 Shares Issued and Outstanding Respectively	50	—
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized December 31, 2015 and 2014; 16,087,951 Shares Issued and Outstanding December 31, 2015 and 11,295,387 on December 31, 2014	16,088	11,296
Additional Paid-in Capital	73,665,601	29,752,083
Accumulated Deficit	(57,588,868)	(44,161,390)

Total Stockholders’ Equity (Deficit)	16,092,871	(14,398,011)

Total Liabilities and Stockholders’ Equity (Deficit)	$19,562,629	$3,587,641

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

	Preferred Stock			Common Stock		Additional	Accumulated
	Shares	Amount		Shares	Amount	Paid-In Capital	Deficit	Total

Balance — December 31, 2013		$		9,600,453	$9,600	$23,244,639	$(36,292,532)	$(13,038,293)

Stock Issued for Services				188,574	189	564,685		564,874
Conversion of Note Payable				277,778	278	372,881		373,159
Exercise of Warrants				1,228,582	1,229	2,681,466		2,682,695
Stock Compensation Expense						260,746		260,746
Reclass Fair Value of Warrant Derivative Liability upon Exercise						2,127,405		2,127,405
Reclass Fair Value of Derivative Liability upon Note conversion						500,261		500,261
2014 Net Loss							(7,868,858)	(7,868,858)

Balance — December 31, 2014		$		11,295,387	$11,296	$29,752,083	$(44,161,390)	$(14,398,011)

Exercise of Warrants				4,128,271	4,128	1,268,498		1,272,626
Conversion of Note Payable and Interest				210,000	210	472,290		472,500
Stock Issued for Services				120,837	121	676,544		676,665
Warrants Issued for Services						260,373		260,373
Stock Compensation Expense						568,848		568,848
Common Stock Awards to Officers, Directors and Law Firm				325,000	325	1,669,375		1,669,700
Proceeds from Preferred Stock Offering	49,626		50			24,812,950		24,813,000
Direct Costs of Preferred Stock Offering						(214,169)		(214,169)
Reclass Fair Value of Note Derivative Liability upon Waiver of Certain Anti-Dilutive Provisions						2,806,942		2,806,942
Reclass Fair Value of Derivative Liability upon Waiver of Certain Anti-Dilutive Provisions						8,736,412		8,736,412
Exercise of Stock Options				8,456	8	(8)
Reclass Fair Value of Warrant Derivative Liability upon Exercise						2,855,463		2,855,463
2015 Net Loss							(13,427,478)	(13,427,478)

Balance — December 31, 2015	49,626		$50	16,087,951	$16,088	$73,665,601	$(57,588,868)	$16,092,871

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2015	2014

Sales of Products	$2,544,153	$2,474,559
Sales of Engineering Services	205,831	557,517

Total Sales	2,749,984	3,032,076

Cost of Sales — Products	2,101,466	1,884,678
Cost of Sales — Engineering Services	82,332	217,233

Total Cost of Sales (exclusive of depreciation shown separately below)	2,183,798	2,101,911

Gross Profit	566,186	930,165
Operating Expenses:
Research and Development	3,595,437	1,752,560
Selling and Marketing	1,798,041	1,232,520
General and Administrative	6,120,101	2,593,384
Depreciation and Amortization	380,841	279,317
Impairment of Patents and Trademarks	13,222	104,716

Total Operating Expenses	11,907,642	5,962,497
Loss from Operations	(11,341,456)	(5,032,332)

Other Income (Expense)
Other Taxes	(54,432)	(83,419)
Investment Income	20,790	—
Foreign Exchange Loss	(277)	(2,713)
Amortization of Deferred Financing Costs	(46,447)	(26,819)
Gain (Loss) on Debt Conversions and Extinguishment	—	29,262
Loss on Derivative Valuation	(1,098,465)	(2,194,001)
Amortization of Senior Term Debt Discount	(751,968)	(393,525)
Interest Expense	(155,223)	(165,311)

Total Other Income (Expense)	(2,086,022)	(2,836,526)

Loss Before Provision for Income Taxes	(13,427,478)	(7,868,858)
Provision for Income Taxes	—	—

Net Loss	$(13,427,478)	$(7,868,858)
Preferred Stock Dividends	(1,514,081)	—
Loss Attributable to Common Stockholders	(14,941,559)	(7,868,858)

Basic and Diluted Loss per Share	$(0.97)	$(0.75)
Weighted-average Shares Outstanding
Basic and Diluted	15,408,724	10,476,971

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

Cash Flows from Operating Activities
Net Loss	$(13,427,478)	$(7,868,858)
Non-Cash Adjustments
Depreciation and Amortization	380,841	279,317
Amortization of Software Development Costs in cost of sales products	286,450	71,613
Impairment of Patents and Trademarks	13,222	104,716
Common Stock Awards Compensation Expense	1,669,700	—
Stock-Based Option Compensation Expense	568,848	260,747
Amortization of Term Debt Discount	751,968	368,223
Amortization of Debt Issuance Costs	46,447	52,121
Gain on Extinguishment of Debt for Note Conversions	—	(29,262)
Common Stock and Warrants Issued for Services	1,057,074	395,205
Loss on Derivative Valuation	1,098,465	2,194,001
(Increase) Decrease in Operating Assets
Accounts Receivable	57,839	(168,613)
Inventories	(2,437,149)	41,679
Vendor Prepayments	(213,320)	—
Prepaid Expenses and Other Assets	(306,078)	(208,367)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,276,132)	(237,006)
Accrued Expense	143,830	1,216
Customer Deposits	(92,703)	(10,528)
Unearned Revenue	16,078	13,701
Income and Other Taxes Payable	(28,085)	(40,693)
Accrued Compensation	(70,067)	68,116
Accrued Interest & Long-Term Accrued Interest Converted	92,171	103,622

Net Cash Flows Used in Operating Activities	(11,668,079)	(4,609,050)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(1,892,831)	(195,903)
Investments in Software	—	(618,790)
Investments in Patents and Trademarks	(191,908)	(86,647)

Net Cash Used in Investing Activities	(2,084,739)	(901,340)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	1,272,627	2,682,669
Repayment of Capital Leases	(16,882)	(24,670)
Repayment of Long-Term Debt and Notes Payable	(197,167)	(345,942)
Proceeds from Senior Convertible Debt	—	3,000,000
Issuance Costs on Senior Convertible Debt	—	(139,340)
Proceeds from Preferred Stock Offering	24,813,000	—
Issuance Costs on Preferred Stock Offering	(214,169)	—
Net Change in Lines of Credit	(112,500)	112,500

Net Cash Flows Provided by Financing Activities	25,544,909	5,285,217

Net Increase (decrease) in Cash and Cash Equivalents	11,792,091	(225,173)
Cash and Cash Equivalents — Beginning of Period	84,967	310,140

Cash and Cash Equivalents — End of Period	$11,877,058	$84,967
Supplemental Disclosures
Interest Paid	$41,194	$88,508
Common Stock and Warrants Issued for Services, Classified as Prepaid Expense	$936,937	$564,873
Accrued Interest Converted into Common Stock	$12,655	$—
Conversion of Term Debt into Common Stock	$459,845	$625,000
Discount on Senior Convertible Debt attributed to embedded Conversion Price Adjustment Option	$—	$1,938,988
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	$11,543,354	$2,627,666
Unamortized Discount Upon Conversion of Term Debt	$—	$222,580
Reclassification of Derivative Liability Upon Warrant Exercises	$2,855,463	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vuzix Europe. All significant inter-company transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with current year presentation.

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”

Shipments to customers outside of the United States approximated 32% and 43% of sales in 2015 and 2014, respectively. No single international country represented more than 10% of revenues. One United States based customer represented 17% of revenues in 2015 and 0% in 2014. This customer accounted for 89% and 0% of accounts receivable at December 31, 2015 and 2014, respectively. The Company does not maintain significant amounts of long-lived assets outside of the United States other than tooling held by its third party manufacturers, primarily in China.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has at times had a concentration of sales to the U.S. government, which amounted to approximately 4% and 10% of sales in 2015 and 2014, respectively. Accounts receivable from the U.S. government accounted for 0% and 6% of accounts receivable at December 31, 2015 and 2014, respectively.

Foreign Currency Transactions

The British Pound is the functional currency of the Company’s foreign subsidiary. Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of net loss. The cumulative translation adjustment at December 31, 2015 and 2014 was not material.

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

Accounts Receivable

The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at risk receivables. There was no allowance for doubtful accounts as of December 31, 2015 and 2014. The Company does not accrue interest on past due accounts receivable unless it goes into collection.

Inventories

Inventories are valued at the lower of cost or market using the weighted average first-in, first-out method. The Company includes labor and overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from product sales in accordance with FASB ASC Topic 605 “Revenue Recognition”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes. The Company also sells certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including price adjustments downwards that the Company implements on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims and was not material as of December 31, 2015 or 2014.

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

For either a single element transaction or a MEA, the Company allocates consideration to all deliverables based on their relative stand-alone selling prices. Amendments to ASC 605-25, establish a hierarchy to determine the stand-alone selling price as follows:

•	Vendor Specific Objective Evidence of the fair value (VSOE),
•	Third Party Evidence (TPE)
•	Best Estimate of the Selling Price (BESP)

Sales which constitute a MEA are accounted for by determining if the elements can be accounted for as separate accounting units, and if so, by applying values to those units, per the hierarchy above. If VSOE is not available, management estimates the fair selling price using historical pricing for similar items, in conjunction with current pricing and discount policies.

Revenue from licensed software is recognized upon shipment and in accordance with industry-specific software recognition accounting guidance. Software updates that will be provided free of charge are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade and create a multiple element arrangement. The consideration allocated to the unspecified software upgrade rights and non-software services is deferred and recognized ratably over the 24-month estimated life of the devices. The Company’s BESP for the unspecified software upgrade right and non-software services is $25 per unit for the M100 Smart Glass and had been $40 for M100 software developer kits, which became free in fall 2015 and therefore no new amounts are being deferred.

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

Leasehold improvements are depreciated over the shorter of their expected useful life or the lease term. Repairs and maintenance costs are expensed as incurred. Asset betterments are capitalized and depreciated over their expected useful life.

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

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized and projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of revenue over the estimated life of the products, which currently is estimated as 3 years using a straight-line basis.

Long-Lived Assets

The Company at least annually assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2015, an impairment charge of $13,222 was recorded related to abandoned patents and trademarks. In 2014, an impairment charge of $104,716 was recorded related to abandoned patents and trademarks.

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

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

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

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2015 and 2014 amounted to $432,325 and $192,181, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net (loss) income less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a results of the net loss generated in 2015 and 2014 all outstanding instruments would be antidilutive. As of December 31, 2015 and 2014, there were 7,366,036 and 7,012,767 respectively, of common stock share equivalents potentially issuable under convertible debt agreements (excluding accrued interest), options, conversion of preferred shares (excluding accrued dividends), and warrants that could potentially dilute basic earnings per share in the future.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value using a Black-Scholes valuation model of those awards. The Company uses the fair market value of our common stock on the date of each option grant based on market price of the Company’s common shares. Stock-based compensation expense includes an estimate of forfeitures and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock option grants for the years ending December 31, 2015 and 2014 was $568,848 and $260,747, respectively.

The Company issues new shares upon stock option exercises. Please refer to Note 15 Stock Option Plans, for further information.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

o	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
o	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
o	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still currently evaluating the impact of implementation of this standard on its financial statements.

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

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but do not recognize assets and liabilities for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

There are no other recent accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

Change in method of accounting for presentation of debt issuance costs

The Company changed its presentation of debt issuance costs on its financial statements in its current fiscal year as a result of FASB ASU 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability (same treatment as debt discounts). FASB ASU 2015-3 is effective for the annual periods beginning after December 15, 2015. Early adoption was permitted for financial statements that not have been previously issued and the Company has chosen to adopt this new policy early.

The following financial statement line items for fiscal years 2015 and 2014 were affected by the change in accounting principle.

	December 31, 2015	December, 31, 2014

Non-Current Assets – Net Debt Issuance Costs	$(66,074)	$(112,521)
Total Assets	$(66,074)	$(112,521)
Long-Term Portion of Term Debt, Net of Discount	$(66,074)	$(112,521)
Total Long-Term Liabilities and Total Liabilities	$(66,074)	$(112,521)
Total Liabilities and Stockholders’ Equity (Deficit)	$(66,074)	$(112,521)

There were no changes in the Statement of Operations as a result of this change.

Note 2 — Inventories, Net

Inventories consisted of the following:

	December 31, 2015	December, 31, 2014

Purchased Parts and Components	$3,069,261	$1,251,224
Work in Process	154,880	25,974
Finished Goods	612,451	300,889
Less: Reserve for Obsolescence	(487,494)	(666,138)

Net	$3,349,098	$911,949

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Tooling and Equipment, Net

Tooling and equipment consisted of the following:

	December 31, 2015	December 31, 2014

Tooling and Manufacturing Equipment	$1,082,845	$1,374,751
Leaseholds	365,766	—
Computers and Software	519,226	581,472
Furniture and Equipment	1,089,718	607,327

	3,057,555	2,563,550
Less: Accumulated Depreciation	(1,042,122)	(2,146,585)

Net	$2,015,433	$416,965

Total depreciation expense for tooling and equipment for the years ending December 31, 2015 and 2014 was $294,363 and $225,267, respectively.

Note 4 — Patents and Trademarks, Net

	December 31, 2015	December 31, 2014

Patents and Trademarks	$867,545	$697,591
Less: Accumulated Amortization	(351,848)	(274,102)

Net	$515,697	$423,489

Total amortization expense for patents and trademarks for the years ending December 31, 2015 and 2014 was $86,478 and $54,050, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $63,126. We recorded an impairment charge of $13,222 representing cost of $21,954, less accumulated amortization of $8,732 for the year ending December 31, 2015. We recorded an impairment charge of $104,716 representing cost of $166,500, less accumulated amortization of $61,784 for the year ending December 31, 2014 regarding our abandoned patents and trademarks.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Software Development Costs, Net

	December 31, 2015	December 31, 2014

Software Development Costs	$859,351	$859,351
Less: Accumulated Amortization	(358,063)	(71,613)

Net	$501,288	$787,738

Total amortization expense for capitalized software development costs for the years ending December 31, 2015 was $286,450 and $71,613 for 2014. These costs are being amortized over 3 years and have been included in Cost of Sales – Products on the Consolidated Statement of Operations. The software was completed in September 2014. The estimated aggregate annual amortization expense for the year ending December 31, 2016 is approximately $286,000, and is approximately $215,000 in the year ending December 31, 2017.

Note 6 — Line of Credit

The Company had a $112,500 line of credit with interest payable at the bank’s prime rate plus 1% in 2014. The line was unsecured and personally guaranteed by an officer of the Company. The outstanding balance on this line of credit amounted to $-nil- and $112,500 at December 31, 2015 and 2014, respectively. The credit facility was terminated by the Company in August 2015.

Note 7 — Notes Payable

Notes payable represent promissory notes payable by the Company.

	December 31, 2015	December 31, 2014

Note payable to officers and shareholders of the Company. The notes bore interest at 18.5% per year and were secured by all the assets of the Company. Paid in full during 2015.	$—	$37,038

A total of $1,228 and $32,209 in accrued interest was paid during the years ending December 31, 2015 and 2014 respectively, to officers and stockholders related to various notes described above.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2015	December 31, 2014
Accrued Wages and Related Costs	$102,792	$101,445
Accrued Compensation	358,719	428,786
Accrued Professional Services	89,000	45,000
Accrued Warranty Obligations	64,002	39,624
Accrued Interest	109,984	75,471
Other Accrued Expenses	10,000	8,741

Total	$734,497	$699,067

Included in the above accrued compensation amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $327,469 as of December 31, 2015 and $393,536 as of December 31, 2014. The related interest amounts included in Accrued Interest was $97,801 and $62,081 respectively at December 31, 2015 and December 31, 2014.

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2015 and 2014 were as follows:

Accrued Warranty Obligations at December 31, 2013	$31,619
Reductions for Settling Warranties	(96,460)
Warranty Issued During Year	104,465

Accrued Warranty Obligations at December 31, 2014	39,624
Reductions for Settling Warranties	(67,858)
Warranty Issued During Year	92,236
Accrued Warranty Obligations at December 31, 2015	$64,002

Note 9 – Derivative Liability and Fair Value Measurements

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

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at December 31, 2015 and 2014 a total of 45,100 and 4,730,992 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the Series A Private Placement on January 2, 2015 (see Note 13), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015:

	Total	Level 1	Level 2	Level 3
Warrant Liability	$240,786	$—	$—	$240,786
Total liabilities measured at fair value (Long-Term)	$240,786	$—	$—	$240,786

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2014:

	Total	Level 1	Level 2	Level 3

Note Conversion Feature Liability	$2,806,942	$—	$—	$2,806,942
Warrant Liability	10,734,196	—	—	10,734,196
Total liabilities measured at fair value (Long-Term)	$13,541,138	$—	$—	$13,541,138

Fair value – December 31, 2013	$12,035,815

Reclassification of warrant exercises to Additional Paid-in Capital	(2,127,405)
Change in fair value for the period of warrant derivative liability	825,786
Convertible debt issued with an embedded conversion price adjustment provision	1,938,988
Extinguishment of liability upon conversion of debt	(500,261)
Change in fair value of debt conversion price adjustment for the period	1,368,215
Fair value – December 31, 2014	13,541,138

Reclassification of warrant exercises to Additional Paid-in Capital	(2,855,463)
Change in fair value for the period of warrant derivative liability	1,098,465
Reclassification of embedded debt conversion price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(2,806,942)
Reclassification of warrant exercise price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(8,736,412)

Fair value – December 31, 2015	$240,786

For the period ending December 31, 2015, since the embedded conversion option as described above was permanently waived on January 2, 2015, the value reduced to zero. For the period ending December 31, 2014, the Monte Carlo Options Lattice pricing model was used to estimate the fair value of the embedded conversion option on the convertible notes issued during this period. The following summary table shows the assumptions used to compute the fair value of the embedded conversion option when granted at issuance and as of December 31, 2014:

	December 31, 2014	At Issuance – June 3, 2014
Assumptions for Pricing Model:
Expected term in years	2.67	3.00
Volatility range for years 1 to 5	81%	57%
Expected annual dividends	None	None

Value of convertible debt price adjustment:
Fair value of debt embedded conversion price adjustment option	$2,806,942	$1,938,988

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants outstanding:

	December 31, 2015	December 31, 2014
Assumptions for Pricing Model:
Expected term in years	2.60	3.21 to 3.78
Volatility range for years	103%	81 to 89%
Risk-free interest rate	1.06%	0.83 to 1.11%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$240,786	$10,734,196

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2015	December 31, 2014

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	$59,917	$186,131
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(21,085)	(46,399)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per year and is secured by a subordinated position in all the assets of the Company.	16,958	50,874
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required prior to maturity. The notes carry a 5% interest, payable upon the note’s maturity. Both the interest plus accrued interest is convertible into shares of the Company’s common shares at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company. Most of the notes are held by existing stockholders of the Company.	1,915,155	2,375,000
Convertible, Senior Secured Notes issued on June 3, 2014 Debt Issuance Costs of $139,340, net of accumulated amortization. The estimated aggregate annual amortization expense for each of the next fiscal years until maturity is approximately $46,000 and approximately $20,000 in the following fiscal year.	(66,074)	(112,521)
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988 which is being amortized as interest expense over the life of the loan or sooner if the related debt is converted.	(621,531)	(1,348,185)

	$1,283,340	$1,104,900
Less: Amount Due Within One Year	(55,790)	(128,425)

Amount Due After One Year	$1,227,550	$976,475

The calendar year aggregate maturities for all long-term borrowings exclusive of discounts as of December 31, 2015 are as follows:

Total Aggregate Maturity For Period	Amounts

2016	$76,875
2017	1,915,155
Total Required Principal Payments Exclusive of Debt Discounts	1,992,030
Total Unamortized Debt Discounts and Deferred Costs	(708,690)

Total Net Long-Term Borrowings as of December 31, 2015	$1,283,340

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

Of these June 2014 Notes, $459,845 were converted into 204,376 shares of common stock during the year ended December 31, 2015. And $625,000 of these June 2014 Notes were converted into 277,000 shares of common stock during the year ended December 31, 2014.

$12,655 of accrued interest on these Notes were converted into 5,624 shares of common stock during the year ended December 31, 2015. No interest was converted during the year ended December 31, 2014.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Capital Lease Obligations

The Company maintains equipment held under capital lease obligations due in monthly installments of $2,049 with an implied interest rate of 26.71%. The related equipment is collateral to the leases. Final payments under the Company’s capital lease obligations were made in September 2015 and there are no further capital lease obligations.

	December 31, 2015	December 31, 2014

Total Principal Payments	$—	$16,882
Less: Amount Due Within One Year	—	(16,882)

Amount Due After One Year	$—	$—

The following is a summary of assets held under capital leases:

December 31,	2015	2014

Computers and Software	$—	$16,200
Furniture and Equipment	—	35,083

	—	51,283
Less: Accumulated Depreciation	—	(42,230)

Net	$—	$9,053

Depreciation expense related to the assets under capital lease amounted to $9,053 and $12,417 for years ended December 31, 2015 and 2014, respectively.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended December 31, 2015 and 2014:

December 31,	2015	2014

Pre-Tax (Loss) Earnings
U.S.	$(13,425,887)	$(7,868,858)
Outside the U.S.	(1,591)	—
Total Pre-Tax (Loss) Earnings	$(13,427,478)	$(7,868,858)

The provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 was as follows:

	2015	2014

U.S. Income Taxes
Current Provision	$—	$—
Deferred Provision	—	—
Income Taxes Outside the U.S.
Current Provision	—	—
Deferred Provision	—	—
State Income Taxes
Current Provision	—	—
Deferred Provision	—	—

Total Provision	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Federal Income Tax at Statutory Rate	34.0%	34.0%
State Tax Provision, Net of Federal Benefit	0.3%	0.2%
Foreign Income Taxed at Other Than 34%	(0.0)%	(0.0)%
Loss on Derivative Valuation	(6.3)%	(11.1)%
Change in Rate Assumptions	0.0%	0.0%
Other	0.7%	(2.2)%

Effective Tax Rate	28.7%	20.9%
Change in Valuations Allowance	(28.7)%	(20.9)%

Net Effective Tax Rate	0.0%	0.0%

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) for the years ended December 31, 2015 and 2014 consist of the following:

	2015	2014

Deferred Tax Assets
Net Operating Loss Carry-forwards	$15,027,603	$11,418,496
Tax Credit Carry-forwards	1,823,661	1,433,229
Other	393,218	876,606
Total Deferred Tax Assets	17,244,482	13,728,331

Deferred Tax Liabilities
Other	271,565	614,027

Net Deferred Tax Assets Before Valuation Allowance	$16,972,917	$13,114,304
Valuation Allowance	(16,972,917)	(13,114,304)

Net Deferred Tax Assets	$—	$—

As of December 31, 2015, the Company has approximately $43.9 million in net operating loss carry-forwards and approximately $1.8 million of federal and state credit carry-forwards which will begin to expire in 2018 if not utilized.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), the Company has no unrecognized tax benefits. By statute, tax years 2012-2015 are open to examination by the major taxing jurisdictions to which the Company is subject.

FASB ASC 740, requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. In light of the historic losses of the Company, a 100% valuation allowance has been recorded to fully offset any benefit associated with the net deferred tax assets, which the company believes more-likely-than-not will not be recognized.

Note 13 — Capital Stock

Preferred stock

Shares of undesignated preferred stock may be issued in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine the voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred authorized are authorized as of December 31, 2015 and December 31, 2014. There were 49,626 shares issued or outstanding on December 31, 2015 and 0 shares outstanding on December 31, 2014. There were no declared preferred dividends owed as of December 31, 2015 or 2014.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of December 31, 2015, total accrued and unpaid preferred dividends were $1,514,081. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock are entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom isrequired to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2015 and 2014. There were 16,087,951 and 11,295,387 shares of common stock issued and outstanding as of December 31, 2015 and December 31, 2014, respectively.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Stock Warrants

The following table shows the various changes in warrants for the years December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014

Warrants Outstanding, Beginning of Year	5,236,660	7,147,775
Exercised During the Year	(4,746,755)	(1,285,746)
Issued During the Year	60,000	—
Forfeited During the Year	(14,814)	(625,369)

Warrants Outstanding, End of Year	535,091	5,236,660

The outstanding warrants as of December 31, 2015 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 2.3 years. The weighted average exercise price is $2.43 per share.

During the year ending December 31, 2015 a total of 4,178,267 warrants were exercised on a cashless basis resulting in the issuance of 3,559,783 shares. During the year ending December 31, 2015 a total of 568,488 warrants were exercised on a cash basis resulting in proceeds of $1,272,627.

The Black-Scholes-Merton pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton pricing model incorporates various highly subjective assumptions, including expected term and expected volatility.

The following summary table shows the assumptions used to compute the fair value of the 60,000 warrants granted during the year ending December 30, 2015 for investor relations services and their estimated value:

•	Expected term in years	2.8 to 3.0 years
•	Volatility	122.8 to 122.9%
•	Risk-free interest rate	0.90 to 0.99%
•	Expected annual dividends	None
•	Fair value of warrants issued	$260,373

The entire fair value amount of the warrants issued was recognized during the year ended December 31, 2015.

Note 15 — Stock Option Plans

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both statutory and incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company will no longer issue any options under the 2007 and 2009 Plans. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was initially 1,000,000 and automatically increase each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 10% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased. As at December 31, 2015, the authorized shares of common stock under the 2014 Plan totaled 1,608,795.

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

	2007 Plan	2009 Plan	2014 Plan	Total
Outstanding as of December 31, 2015	37,447	120,842	864,500	1,022,789
Available for future issuance under plan	—	—	744,295	744,295
Totals authorized by plan	37,447	120,842	1,608,795	1,767,084

The 2014 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2014 Plan, and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five year period, commencing on the date of grant. Most vest ratably over four years commencing on the date of the option grant. In the case of directors, such options are granted annually and expire ten years after the date of their grant and vest ratably, on a monthly basis, over the next 12 months. Non-employee directors have vesting of 50% immediately on grant and the balance vest ratably, on a monthly basis, over the next 12 months. Advisors or consultants can have vesting range from 100 percent of the option grants vesting immediately to ratably, on a monthly basis, up to 48 months.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2015 and 2014:

		Weighted	Weighted Average
	Number of Shares	Average Exercise Price	Remaining Life (years)

Outstanding at December 31, 2013	214,518	$9.72	6.11
Granted	548,000	2.63
Exercised	(10,819)	1.71
Expired or Forfeited	(31,148)	2.71

Outstanding at December 31, 2014	720,551	$4.46	8.56
Granted	374,000	5.67
Exercised	(15,833)	2.60
Expired or Forfeited	(55,929)	8.12
Outstanding at December 31, 2015	1,022,789	$4.59	7.56

As of December 31, 2015, there were 424,688 options that were fully vested and exercisable at weighted average exercise price of $5.34 per share. The weighted average remaining contractual term on the vested options is 7.4 years.

The unvested balance of 598,101 options as of December 31, 2015, are exercisable at a weighted average exercise price of $4.05 per share. The weighted average remaining contractual term on the vested options is 7.4 years.

The aggregate intrinsic value of the options outstanding as of December 31, 2015 was approximately $3,449,805.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2015 and 2014 and their estimated value:

December 31,	2015	2014
Assumptions for Black-Scholes:
Expected term in years	6.0 to 7.9	5.6 to 10.0
Volatility	111.4 to 113.5%	118.6 to 119.7%
Risk-free interest rate	1.74% to 2.02%	1.70 to 2.42%
Expected annual dividends	None	None

Value of options granted:
Number of options granted	374,000	548,000
Weighted average fair value/share	$4.50	$2.63
Fair value of options granted	$1,684,179	$1,241,994

FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $2,186,000 as of December 31, 2015, relating to a total of 598,101 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.2 years. Unrecognized stock-based compensation expense was approximately $1,100,000 as of December 31, 2014, relating to a total of 462,765 unvested stock options under the Company’s stock option plans.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Commitments

The Company has signed several lease agreements, with the largest being for its new office and manufacturing space under an operating lease that commenced October 3, 2015, that expires on October 3, 2020. The base rent contractual payment obligations under this operating lease will be $335,248 per year. The lease has an original five year term with an option by the Company to renew for two additional three year terms at pre-agreed to lease rates. The Company also leases small office spaces in England under a two year lease and under a one year lease arrangements in Japan.

Future minimum payments required under operating lease obligations as of December 31, 2015 are as follows:

Total Minimum
Year Ending Dec 31,	Lease Payments

2016	$416,052
2017	348,089
2018	335,248
2019	335,248
2020	251,436
Total	$1,686,073

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the years ended December 31, 2015 and 2014 totaled $186,471 and $116,743, respectively.

The Company pursuant to its new office and manufacturing space has made commitments that total approximately $250,000 for its new clean room and other areas. These amounts are expected to be incurred during the first quarter of 2016.

Note 17 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 18 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 19 — Concentrations

For 2015 and 2014, sales to the U.S. government accounted for approximately 4% and 10% of the Company’s sales, respectively. One United States based customer represented 18% of revenues in 2015 and 0% in 2014.

Accounts receivable from the U.S. government accounted for 0%, and 6% of accounts receivable at December 31, 2015 and 2014, respectively.

Note 20 — Related Party Transactions

Included in the above accrued compensation amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $327,469 as of December 31, 2015 and $393,536 as of December 31, 2014. The related interest amounts included in Accrued Interest were was $97,801 and $62,081 respectively at December 31, 2015 and December 31, 2014. Interest expense related to the outstanding current accrued compensation in Accrued Expenses (Note 8) to officers was $35,722 and $33,907 for the years ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, $481,920 or 18% of total revenues, were derived from a major stockholder (24% on as-converted to common stock basis with respect to shares of Series A Preferred Stock held by such stockholder) of the Company who also represented $290,750 of the accounts receivable balance at December 31, 2015. All such amounts were nil in the prior year’s period.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30 day of March, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	March 30, 2016
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer, Executive Vice-	March 30, 2016
Grant Russell	President and Director
(Principal Financial and
Accounting Officer)

/s/ Michael Scott	Director	March 30, 2016
Michael Scott

/s/ Alexander Ruckdaeschel	Director	March 30, 2016
Alexander Ruckdaeschel

Exhibit Index

2.1 (12)	Asset Purchase Agreement, dated as June 15, 2012, by and between the registrant and TDG Acquisition Company LLC
3.1(2)	Amended and Restated Certificate of Incorporation
3.2(2)	Amended and Restated Bylaws
3.3(14)	Amendment to Amended and Restated Certificate of Incorporation
3.4 (25)	Amendment to Amended and Restated Certificate of Incorporation
3.5 (28)	Certificate of Designation of Series A Preferred Stock
4.1(2)	Specimen certificate evidencing shares of common stock
4.2(3)	Common Stock Purchase Warrant dated as of May 21, 2010 issued by the registrant to Kopin Corporation
4.3(4)	Common Stock Purchase Warrant dated as of October 21, 2010 issued by the registrant to Kopin Corporation
4.4 (19)	Form of Warrant
10.1(1)	2007 Amended and Restated Stock Option Plan
10.2(1)	2009 Stock Option Plan
10.3(2)	Form of Option Agreement under 2009 Stock Plan
10.4(1)	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.5(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10.6(1)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.7(2)†	Technology Purchase and Royalty Agreement dated as of December 23, 2005 between the registrant and New Light Industries, Ltd.
10.8(3)	Revolving Line of Trade Credit Agreement dated as of May 21, 2010 by and between the registrant and Kopin Corporation
10.9(3)	Security Agreement dated as of May 21, 2010 by and between the Company and Kopin Corporation
10.10(4)	Amendment to Revolving Line of Trade Credit Agreement dated as of October 8, 2010 by and between the registrant and Kopin Corporation
10.11(5)	Convertible Loan and Security Agreement, dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10.12(5)	Intellectual Property Security Agreement dated as of December 23, 2010 by and between the registrant and LC Capital Master Fund Ltd.
10.13(5)	Warrant to Purchase Stock dated December 23, 2010 issued by the Vuzix Corporation to LC Capital Master Fund Ltd.
10.14(5)	Convertible Promissory Note issued by the registrant to LC Capital Master Fund Ltd.
10.15(6)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Kopin Corporation
10.16(6)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Vast Technologies Inc.
10.17(6)	Letter Agreement dated as of December 23, 2010 by and between the registrant and Paul J. Travers
10.18(6)	Letter Agreement dated as of December 23, 2010 by and between the registrant and John Burtis
10.19(6)	Warrant issued by the registrant to Vast Technologies Inc. entitling Vast to purchase up to 1,662,274 shares of Common Stock at an exercise price of $.09965 per share
10.20 (20)	Warrant issued by the registrant to Kopin Corporation
10.21(6)	Warrant issued by the registrant to Paul J. Travers
10.22(6)	Warrant issued by the registrant to John Burtis
10.23(15)	Loan and Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.24(15)	Intellectual Property Security Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association
10.25(15)	Intercreditor Agreement dated as of March 21, 2011 by and between the registrant and Bridge Bank National Association

10.26(15)	Subordination Agreement dated as of March 21, 2011 by and between Kopin Corporation and Bridge Bank National Association
10.27(15)	Subordination Agreement dated as of March 21, 2011 by and between Vast Corporation and Bridge Bank National Association
10.28(15)	Subordination Agreement dated as of March 21, 2011 by and between Paul J. Travers and John Burtis, on the one hand, and Bridge Bank National Association on the other hand
10.29(7)	Supplemental Agreement, dated as of December 8, 2011, by and between the registrant and LC Capital Master Fund Ltd.
10.30(8)	Second Supplement Agreement, dated as of January 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.31(9)	Third Supplemental Agreement, dated as of February 23, 2012 by and between the registrant and LC Capital Master Fund Ltd.
10.32(10)	Fourth Supplemental Agreement, dated as of March 23, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.33 (11)	Promissory Note and Security Agreement, dated as of May 19, 2012, by and between the registrant and LC Capital Master Fund Ltd.
10.34 (12)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.35 (12)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.36 (12)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.37 (12)	Kopin Loan Modification Agreement dated as June 15, 2012, by and among the Company, Kopin Corporation, TDG Acquisition Company LLC and Chu, Ring & Hazel, LLP
10.38 (12)	LC Master Fund Loan Modification Agreement, dated as June 15, 2012, by and between the Company and LC Master Fund, LLC
10.39 (13)	Amended and Restated Convertible Loan and Security Agreement, dated as of June 15, 2012, by and between the Company and LC Capital Master Fund Ltd.
10.40 (13)	Convertible Promissory Note, dated as of June 15, 2012, in the principal amount of $619,122 issued by the Company in favor of LC Capital Master Fund Ltd.
10.41 (16)	Securities Purchase Agreement, dated as of March 21, 2013, by and between the registrant and Hillair Capital Investments L.P.
10.42 (16)	16% Senior Secured Convertible Debenture, dated as of March 27, 2013, issued to Hillair Capital Investments L.P.
10.43 (16)	Security Agreement, dated as of March 27, 2013, by and between the registrant, subsidiaries of the registrant and Hillair Capital Investments L.P.
10.44 (16)	Subsidiary Guarantee, dated as of March 21, 2013, by and between the guarantors named therein in favor of Hillair Capital Investments L.P.
10.45 (16)	Common Stock Purchase Warrant, dated as of March 27, 2013, issued to Hillair Capital Investments L.P.
10.46 (16)	Pledge and Security Agreement, dated as of March 27, 2013, by and between the registrant, Travers Family LLC, Paul Travers, and Hillair Capital Investments L.P.
10.47 (16)	Form of Subordination Agreement
10.48 (17)	Debt Conversion Agreement by and between the registrant and Paul Travers
10.49 (17)	Debt Conversion Agreement by and between the registrant and Vast Technologies
10.50 (17)	Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.51 (17)	Conversion/Exchange Agreement by and between the registrant and LC Capital Master Fund Ltd
10.52 (17)	Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.53 (17)	Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.54 (17)	Amendment to Debt Conversion Agreement by and between the registrant and Vast Technologies, Inc.
10.55 (17)	Amendment to Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.56 (17)	Amendment to Debt Conversion Agreement by and between the registrant and Paul Travers
10.57 (21)	Amendment No. 2 to Debt Conversion Agreement by and between the registrant and Paul Travers

10.58 (21)	Amendment No.2 to Debt Conversion Agreement by and between the registrant and Vast Technologies
10.59 (21)	Amendment No.2 to Debt Conversion Agreement by and between the registrant and Kopin Corporation
10.60 (21)	Amendment to Conversion/Exchange Agreement by and between the registrant and LC Capital Master Fund Ltd
10.61 (21)	Amendment to Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.62 (21)	Amendment to Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.63 (18)	Securities Purchase Agreement, dated July 15, 2013
10.64 (18)	16% Senior Secured Convertible Debenture due March 21, 2018
10.65 (18)	Common Stock Warrant, dated July 15, 2013
10.66 (19)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Vast Technologies, Inc.
10.67 (22)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Kopin Corporation
10.68 (19)	Amendment No. 3 to Debt Conversion Agreement between the registrant and Paul Travers
10.69 (19)	Amendment No. 2 to Deferred Compensation and Conversion Option Agreement by and between the registrant and Paul Travers
10.70 (19)	Amendment No. 2 to Deferred Compensation and Conversion Option Agreement by and between the registrant and Grant Russell
10.71 (23)	Securities Purchase Agreement, dated June 3, 2014
10.72 (23)	5% Senior Secured Convertible Note due June 3, 2017
10.73 (23)	Security Agreement dated June 3, 2014
10.74 (23)	Registration Rights Agreement dated June 3, 2014
10.75 (24)	2014 Equity Incentive Plan
10.76 (27)	Letter Agreement with Chardan Capital Markets, LLC
10.77 (28)	Series A Preferred Stock Purchase Agreement dated January 2, 2015
10.78 (28)	Series A Preferred Stock Investor’s Rights Agreement, dated January 2, 2015
10.79 (28)	Form of Waiver and Consent (June Notes)
10.80 (28)	Form of Waiver and Consent (July 2013 Warrants)
14.1*	Code of Ethics
16.1 (26)	EFPR letter to the SEC dated October 8, 2014
21.1 (20)	Subsidiaries
23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Section 1350 CEO Certification
32.2*	Section 1350 CFO Certification
101*	The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

†	Confidential treatment granted as to certain portions.

*	Filed herewith.

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed on July 2, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 2, 2010 and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed October 27, 2010 and incorporated herein by reference.

(5)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K filed December 30, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed December 19, 2011 and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K filed January 27, 2012 and incorporated herein by reference.

(9)	Filed as an exhibit to the Current Report on Form 8-K filed February 29, 2012 and incorporated herein by reference.

(10)	Filed as an exhibit to the Current Report on Form 8-K filed March 27, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K filed May 24, 2012 and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.

(13)	Filed as an exhibit to the Current Report on Form 8-K filed July 3, 2012 and incorporated herein by reference.

(14)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.

(15)	Filed as an exhibit to the Current Report on Form 8-K filed March 25, 2011 and incorporated herein by reference.

(16)	Filed as an exhibit to the Current Report on Form 8-K filed March 27, 2013 and incorporated herein by reference.

(17)	Filed as an exhibit to the Current Report on Form 8-K filed April 2, 2013 and incorporated herein by reference.

(18)	Filed as an exhibit to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.

(19)	Filed as an exhibit to the S-1/A filed July 29, 2013 and incorporated herein by reference.

(20)	Filed as an exhibit to the S-1 filed December 21, 2012 and incorporated herein by reference.

(21)	Filed as an exhibit to the S-1/A filed June 10, 2013 and incorporated herein by reference.

(22)	Filed as an exhibit to the S-1/A filed July 30, 2013 and incorporated herein by reference.

(23)	Filed as an exhibit to the Current Report on Form 8-K filed June 4, 2014 and incorporated herein by reference.

(24)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.

(25)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.

(26)	Filed as an exhibit to the Current Report on Form 8-K filed October 9, 2014 and incorporated herein by reference.

(27)	Filed as an exhibit to the Post-Effective Amendment to Form S-1 filed December 5, 2014 and incorporated herein by reference.

(28)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.

