Form 10-Q
period 2016-03-31
Vuzix Corp
filed 2016-05-12
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35955

VUZIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3392453
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

25 Hendrix Road, Suite A Wet Henrietta, New York	14583
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2016, there were 16,133,029 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$8,213,855	$11,877,058
Accounts Receivable	56,461	325,694
Inventories, Net	3,406,124	3,349,098
Manufacturing Vendor Prepayments	336,074	369,411
Prepaid Expenses and Other Assets	439,746	608,950

Total Current Assets	12,452,260	16,530,211

Fixed Assets, Net	2,283,527	2,015,433
Patents and Trademarks, Net	520,564	515,697
Software Development Costs, Net	429,676	501,288

Total Assets	$15,686,027	$19,562,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$437,777	$907,434
Current Portion of Long-Term Debt, net of discount	53,636	55,790
Customer Deposits	52,377	27,847
Unearned Revenue	114,475	69,481
Accrued Expenses	769,117	734,497
Income and Other Taxes Payable	15,195	7,073

Total Current Liabilities	1,442,577	1,802,122

Long-Term Liabilities
Long-Term Derivative Liability	139,120	240,786
Long-Term Portion of Term Debt, net of discount	1,335,095	1,227,550
Long-Term Portion of Accrued Expenses	35,833	38,333
Long-Term Portion of Accrued Interest	181,029	160,967

Total Long-Term Liabilities	1,691,077	1,667,636

Total Liabilities	3,133,654	3,469,758

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding March 31, 2016, and December 31, 2015	50	50
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 16,105,451 Shares Issued and Outstanding March 31, 2016 and 16,087,951 on December 31, 2015	16,105	16,088
Additional Paid-in Capital	73,900,825	73,665,601
Accumulated Deficit	(61,364,607)	(57,588,868)

Total Stockholders’ Equity	12,552,373	16,092,871

Total Liabilities and Stockholders’ Equity	$15,686,027	$19,562,629

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit

Balance — December 31, 2015	49,626	$50	16,087,951	$16,088	$73,665,601	$(57,588,868)	$16,092,871

Stock Based Compensation Expense					173,816		173,816
Conversion of Note Payable & Accrued Interest			10,000	10	22,490		22,500
Stock Issues for Services			7,500	7	38,918		38,925
Net Loss for the Quarter Ended March 31, 2016						(3,775,739)	(3,775,739)

Balance — March 31, 2016	49,626	$50	16,105,451	$16,105	$73,900,825	$(61,364,607)	$12,552,373

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended March 31,
	2016	2015

Sales of Products	$363,839	$695,574
Sales of Engineering Services	—	113,581

Total Sales	363,839	809,155

Cost of Sales — Products	602,977	585,390
Cost of Sales — Engineering Services	—	45,432

Total Cost of Sales (exclusive of depreciation shown separately below)	602,977	630,822

Gross (Loss) Profit	(239,138)	178,333

Operating Expenses:
Research and Development	1,274,713	514,707
Selling and Marketing	1,126,499	357,547
General and Administrative	886,315	2,934,907
Depreciation and Amortization	169,188	59,638

Total Operating Expenses	3,456,715	3,866,799
Loss from Operations	(3,695,853)	(3,688,466)

Other Income (Expense)
Other Taxes	(20,721)	(11,774)
Investment Income	9,455	—
Foreign Exchange Gain (Loss)	(3,949)	5,271
Gain (Loss) on Derivative Valuation	101,666	(1,003,427)
Amortization of Senior Term Debt Discount and Issuance Expenses	(132,787)	(340,960)
Interest Expense	(33,550)	(51,496)

Total Other Income (Expense)	(79,886)	(1,402,386)

Loss Before Provision for Income Taxes	(3,775,739)	(5,090,852)
Provision for Income Taxes	—	—

Net Loss	$(3,775,739)	$(5,090,852)
Preferred Stock Dividends	(393,824)	(358,939)
Earnings Available to Common Shareholders	(4,169,563)	(5,449,791)

Basic and Diluted Loss Per Share	$(0.26)	$(0.40)

Weighted-average Shares Outstanding:
Basic and Diluted	16,102,374	13,561,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(3,775,739)	$(5,090,852)
Non-Cash Adjustments
Depreciation and Amortization	169,188	59,639
Amortization of Software Development Costs in cost of sales products	71,612	71,613
Common Stock Awards Compensation Expense	—	1,475,000
Stock Based Option Compensation Expense	173,816	113,084
Amortization of Term Debt Discount and Debt Issuance Costs	132,787	352,413
Common Stock and Warrants Issued for Services	38,925	526,916
(Gain) Loss on Derivative Valuation	(101,666)	1,003,427
(Increase) Decrease in Operating Assets
Accounts Receivable	269,233	128,407
Inventories	(57,026)	(101,518)
Vendor Prepayments	33,337	—
Prepaid Expenses and Other Assets	169,204	164,821
Increase (Decrease) in Operating Liabilities
Accounts Payable	(469,658)	(1,355,578)
Accrued Expense	32,119	(25,330)
Customer Deposits	24,530	(101,493)
Unearned Revenue	44,994	15,086
Income and Other Taxes Payable	8,122	(6,060)
Accrued Interest & Long-Term Accrued Interest Converted	23,647	22,470

Net Cash Flows Used in Operating Activities	(3,212,575)	(2,747,955)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(411,440)	(18,310)
Investments in Patents and Trademarks	(30,709)	(7,909)

Net Cash Used in Investing Activities	(442,149)	(26,219)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	1,200,751
Repayment of Capital Leases	—	(5,253)
Repayment of Long-Term Debt and Notes Payable	(8,479)	(100,813)
Proceeds from Preferred Stock Offering	—	24,813,000
Issuance Costs on Preferred Stock Offering	—	(221,669)
Net Change in Line of Credit	—	(112,500)

Net Cash Flows (Used in ) Provided by Financing Activities	(8,479)	25,573,516

Net Increase (Decrease) in Cash and Cash Equivalents	(3,663,203)	22,799,342
Cash and Cash Equivalents — Beginning of Period	11,877,058	84,967

Cash and Cash Equivalents — End of Period	$8,213,855	$22,884,309
Supplemental Disclosures
Interest Paid in Cash	$7,431	$17,794
Common Stock and Warrants Issued for Services, Classified as Prepaid Expense	$—	$138,625
Conversion of Long-Term Debt and Accrued Interest	$22,500	$337,500
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	$—	$11,543,354
Reclassification of Derivative Liability Upon Warrant Exercises	$—	$2,826,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited Consolidated Financial Statements in Form 10-K.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2015, as reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Condensed Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The net loss for the first three months of 2016 was $3,775,739. The Company has incurred a net loss consistently over the last 2 years. The Company incurred annual net losses of $13,427,478 in 2015 and $7,868,858 in 2014, and has an accumulated deficit of $61,364,607 as of March 31, 2016.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, debt service and capital expenditures. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to increase. The Company in the second half of 2016 will be shipping all new models and products as compared to its offerings in 2015. However, if these products are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

The Company must grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital.

On January 2, 2015 we closed a sale of Series A Preferred Stock to Intel Corporation (the “Series A Private Placement”), for an aggregate purchase price of $24,813,000. Since the closing of the Company’s Series A Series A Private Placement in January 2015, the Company has had the financial resources to better execute on its business plan. However, the Company will need to become profitable and continue with a focused new product development plan that can help grow revenues within reasonable timeframes.

Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, and the sales of equity. If the Company raises additional funds by these methods, the ownership interest of existing stockholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

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

Note 2 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three months ended March 31, 2016 and 2015, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of March 31, 2016 and December 31, 2015, there were 7,340,753 and 7,012,767 respectively, common stock share equivalents potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following as at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Purchased Parts and Components	$3,319,584	$3,069,261
Work in Process	148,921	154,880
Finished Goods	500,416	612,451
Less: Reserve for Obsolescence	(562,797)	(487,494)
Net	$3,406,124	$3,349,098

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015

Accrued Wages and Related Costs	$138,985	$102,792
Accrued Compensation	358,719	358,719
Accrued Professional Services	76,125	89,000
Accrued Warranty Obligations	69,247	64,002
Accrued Interest	116,041	109,984
Other Accrued Expenses	10,000	10,000

Total	$769,117	$734,497

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. The amounts were $327,469 as of March 31, 2016 and December 31, 2015. The related interest amounts included in Accrued Interest were $106,341 and $97,801 respectively as of March 31, 2016 and December 31, 2015. The related interest expense amounts for the three months ended March 31, 2016 and 2015 were $8,540 and $8,994 respectively.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2016 were as follows:

Accrued Warranty Obligations at December 31, 2015	$64,002
Reductions for Settling Warranties	(5,673)
Warranties Issued During Period	10,918

Accrued Warranty Obligations at March 31, 2016	$69,247

Note 5 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with FASB ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently remeasured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. As at March 31, 2016 and December 31, 2015 a total of 45,100 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the closing of the Series A Private Placement on January 2, 2015, holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

The Company recognized a derivative liability during the year ended December 31, 2014 for the $3,000,000 of senior convertible notes with a conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). In accordance with FASB ASC 815-10-25, we measured the derivative liability of this embedded conversion option using a Monte Carlo Options Lattice pricing model at the June 3, 2014 issuance date as $1,938,988. The value of the derivative liability at issuance was recorded as a discount against the notes in the Long-Term Liabilities section of the balance sheet. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value.

In connection with the closing of the Series A Private Placement on January 2, 2015, each of the holders of notes issued by the Company on June 3, 2014 (the “June 2014 Notes”) agreed to irrevocably waive their rights to anti-dilution protection under Section 5(b) of the June 2014 Notes in the event the Company issues additional securities at a per share price lower than the conversion price of the June 2014 Notes (the “June 2014 Note Waiver”). As a result this derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

The Company has adopted FASB ASC Topic 820 for financial instruments measured at fair value on a recurring basis. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2016:

	Total	Level 1	Level 2	Level 3

Warrant Liability	$139,120	$—	$—	$139,120
Total liabilities measured at fair value (Long-Term)	$139,120	$—	$—	$139,120

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015:

	Total	Level 1	Level 2	Level 3
Warrant Liability	$240,786	$—	$—	$240,786
Total liabilities measured at fair value (Long-Term)	$240,786	$—	$—	$240,786

Fair value – December 31, 2015	$240,786

Change in fair value for the period of warrant derivative liability	(101,666)

Fair value – March 31, 2016	$139,120

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	March 31, 2016	December 31, 2015
Assumptions for Pricing Model:
Expected term in years	1.97	2.60
Volatility range for years	112%	103%
Risk-free interest rate	0.73%	1.06%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$139,120	$240,786

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2016	December 31, 2015

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	$59,917	$59,917
The note carries a 0% interest rate, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(14,760)	(21,085)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per year and is secured by a subordinated position in all the assets of the Company.	8,479	16,958
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required prior to maturity. The notes carry a 5% interest rate, payable upon the notes’ maturity. Both the principal plus accrued interest is convertible into shares of the Company’s common stock at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	1,896,240	1,915,155
Convertible, Senior Secured Notes Debt Issuance Costs of $139,340, net of accumulated amortization. The estimated aggregate annual amortization expense for each of the next fiscal years until maturity is approximately $46,000 and approximately $20,000 in the following fiscal year.	(54,494)	(66,074)
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	(506,651)	(621,531)

	$1,388,731	$1,283,340
Less: Amount Due Within One Year	(53,636)	(55,790)

Amount Due After One Year	$1,335,095	$1,227,550

The calendar year aggregate maturities for all long-term debt exclusive of discounts as of March 31, 2016 are as follows:

Total Aggregate Maturity For Period	Amounts

2016 (9 months)	$68,396
2017	1,896,240
Total Required Principal Payments Exclusive of Debt Discounts	1,964,636
Total Unamortized Debt Discounts and Deferred Costs	(575,905)

Total Net Long-Term Borrowings as of March 31, 2016	$1,388,731

Of the Convertible, Senior Secured Notes, $18,915 were converted into 8,407 shares of common stock and a total of $3,585 of accrued interest on these Notes were converted into 1,593 shares of common stock during the quarter ended March 31, 2016.

Note 7 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 — Capital Stock

Preferred stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of March 31, 2016 and December 31, 2015, 49,626 of which are designated as Series A Preferred Stock.

There were 49,626 shares of Series A Preferred Stock issued and outstanding on March 31, 2016 and December 31, 2015.

On January 2, 2015 the Company closed a sale of Series A Preferred Stock to Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000. Each share of Series A Preferred Stock is convertible, at the option of the Series A holder, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price. The Series A Conversion Price is $5.00, subject to adjustment in the event of stock splits, dividends or other combinations).

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of March 31, 2016, total accrued and unpaid preferred dividends were $1,907,905. As of December 31, 2015, total accrued and unpaid preferred dividends were $1,514,081. There were no declared preferred dividends owed as of March 31, 2016 or December 31, 2015.

The Series A Purchaser has the right, but not the obligation, to participate in any proposed issuance by the Company of its securities, subject to certain exceptions and in such amount as is sufficient to maintain the Series A Purchaser’s ownership percentage in the Company, calculated immediately prior to such applicable financing, at a purchase price equal to the per share price of the Company’s securities in such applicable financing.

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company’s registration statement covering these shares was declared effective by the SEC on February 17, 2015.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of March 31, 2016 and December 31, 2015. There were 16,105,451 and 16,087,951 shares of common stock issued and outstanding as of March 31, 2016 and December 31, 2015, respectively.

Note 9 — Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2016 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2015	535,091
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, March 31, 2016	535,091

The outstanding warrants as of March 31, 2016 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 2.0 years. The weighted average exercise price is $2.39 per share.

Note 10 — Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	1,022,789	$4.59
Granted	7,500	5.69
Exercised	—	—
Expired or Forfeited	(31,523)	5.58

Outstanding at March 31, 2016	998,776	$4.57

The weighted average remaining contractual term for all options as of March 31, 2016 and December 31, 2015 was 7.3 years and 7.6 years respectively.

As of March 31, 2016, there were 471,460 options that were fully vested and exercisable at a weighted average exercise price of $5.19 per share. The weighted average remaining contractual term on the vested options is 7.3 years.

As of March 31, 2016 there were 528,829 unvested options exercisable at a weighted average exercise price of $7.39 per share. The weighted average remaining contractual term on the unvested options is 4.0 years.

No cash was received from option exercises for the three months ended March 31, 2016 and 2015.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2016, the Company had approximately $2,049,644 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.9 years.

The following summary table shows the assumptions used to the fair value of options granted during the three month period ended March 31, 2016 and their estimated value:

• Expected term in years	7.9 years
• Volatility	109.7%
• Risk-free interest rate	1.68%
• Expected annual dividends	None
• Fair value of options issued	$37,755

Note 11 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 12 — Contractual Obligations

The Company has signed several lease agreements, with the largest being for its new office and manufacturing space under an operating lease that commenced October 3, 2015, that expires on October 3, 2020. The Company also leases small office spaces in England under a two-year lease and under a one year lease arrangement in Japan.

Future minimum payments required under operating lease obligations as of March 31, 2016 are as follows:

Total Minimum Lease Payments
2016 (9 months)	$305,452
2017	339,911
2018	335,248
2019	335,248
2020	279,373
Total	$1,595,232

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the three months ended March 31, 2016 and 2015 totaled $123,814 and $26,551, respectively.

Note 13 — Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In April 2016, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

There are no other recent accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2015.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our accounting policies for the three month period ended March 31, 2016.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In April 2016, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

There are no other recent accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2016 and 2015.

	3 Months Ended March 31,
	2016	2015	Dollar Change	% Increase (Decrease)

Sales of Products	$363,839	$695,574	$(331,735)	(48)%
Sales of Engineering Services	—	113,581	(113,581)	(100)%

Total Sales	363,839	809,155	(445,316)	(55)%

Cost of Sales — Products	602,977	585,390	17,587	3%
Cost of Sales — Engineering Services	—	45,432	(45,432)	(100)%

Total Cost of Sales	602,977	630,822	(27,845)	(4)%

Gross Profit (Loss)	(239,138)	178,333	(417,471)	(234)%
Gross Profit (Loss) %	(66)%	22%

Operating Expenses:
Research and Development	1,274,713	514,707	760,006	148%
Selling and Marketing	1,126,499	357,547	768,952	215%
General and Administrative	886,315	2,934,907	(2,048,592)	(70)%
Depreciation and Amortization	169,188	59,638	109,550	184%

Loss from Operations	(3,695,853)	(3,688,466)	7,387	(0)%

Other Income (Expense)
Other Taxes	(20,721)	(11,774)	(8,947)	76%
Foreign Exchange Gain (Loss)	(3,949)	5,271	(9,220)	(175)%
Gain (Loss) on Derivative Valuation	101,666	(1,003,427)	1,105,093	(110)%
Amortization of Senior Term Debt Discount & Financing Costs	(132,787)	(340,960)	208,173	(61)%
Interest Expense, net of Interest Income	(24,095)	(51,496)	27,401	(53)%

Total Other Income (Expense)	(79,886)	(1,402,386)	1,322,500	(94)%

Loss Before Provision for Income Taxes	(3,775,739)	(5,090,852)	1,315,113	(26)%
Provision for Income Taxes	—	—	—	—

Net Loss	$(3,775,739)	$(5,090,852)	$1,315,113	(26)%

Sales.    The decrease in product sales for the three months ended March 31, 2016 over the same period in 2015 was primarily the result of a 45% decrease in sales of the M100 Smart Glasses. After the announcement of the new M300 at CES in January 2016, many customers have delayed further purchases of our smart glasses until we commence shipping the M300 and M3000. Pre-orders for these new M300 are included in deferred revenues and will not be recognized as revenues until they ship to the customer. Our Video Eyewear sales decreased by 96% over the 2015 period, due to the phase-out of the Wrap series of products, and our new iWear Video Headphones were only 10% of revenues due to production difficulties which severely constrained their shipments. In summary, monocular smart glasses product sales were 86% of revenues versus 72% in the prior period, and total consumer focused video eyewear products sales was 12% of revenues versus 14% on 2015.

Sales from our engineering programs for the three months ended March 31, 2016, was Nil as compared to $113,581 or 14% of total sales in the same period in 2015. We had no open orders for further engineering services as at March 31, 2016.

 Cost of Sales and Gross Profit (Loss).   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The decreased net gross profit percentage earned in the three months ended March 31, 2016 as compared to the same period in 2015 was primarily the result of lower sales levels to absorb many of our relatively fixed manufacturing overheads and amortization costs as well as component material scrapping costs of $89,523 related to iWear Video Headphones. These amounts represented components which could not be reworked and usable with our new iWear production processes. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	3 Months Ended March 31, 2016	As % Related Sales	3 Months Ended March 31, 2015	As % of Related Sales	Dollar Change
Product Cost of Sales	$350,329	96%	$344,270	49%	$6,059
Manufacturing Overhead	147,062	40%	128,434	19%	18,628
Warranty Costs	10,918	3%	27,947	4%	(17,029)
Amortization of Software Costs	71,613	20%	71,613	10%	—
Software Royalties	23,055	6%	13,126	2%	9,929

Total Cost of Sales – Products	$602,977	166%	$585,390	84%	$17,587

Gross Profit (Loss)– Product Sales	$(239,138)	(66)%	$110,184	16%	$(349,322)

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

Comparing the research and development costs for the three months ending March 31, 2016 versus the same period in 2015, there was an increase in 2016 salary, benefits and stock compensation expenses of $441,076, primarily the result of additional R&D staff versus the same period in 2015, an increase in project development and research costs of $210,387 primarily related to the new product development for the M300 and M3000 Smart Glasses, an increase in $54,337 in rent and utility costs related to the expanded R&D portion of our new corporate facilities, and a $45,035 increase in travel costs related to our China based iWear production contractor and development work at our new contractors facility of our forthcoming M300 Smart Glasses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, PR agency fees, website costs and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the three months ended March 31, 2016 by $768,952 as compared to the same period in 2015 primarily due to the following factors: higher salary, commissions, benefits and stock compensation expenses related to new staff additions totaling $140,433; increased trade show costs of $275,509 due to larger exhibit booth sizes and show rentals and attendance at two additional trade shows during the quarter versus the same period in 2015; increased public relations costs of $123,008 due the hiring of two new PR firms as compared to the 2015 period, new 2016 period video production costs of $47,493; a $122,442 increase in website costs including additions to our main new corporate website; and a $44,006 increase in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs decreased for the three months ended March 31, 2016 as compared to the same period in 2015 primarily because of lower compensation expense related to stock awards totaling $1,375,000 to our officers and directors awarded in January 2015; decreased IR activities and IR consultant fees of $590,337; $154,610 decrease in professional fees, of which $100,000 of this decrease is related to a stock award made to our attorneys in January 2015; $26,936 decrease in travel costs; partially offset by a $24,950 increase in fees paid to our external board members as compared to the 2015 period when lower fee arrangements were in place; increased rent and occupancy costs of $26,597 due to our larger corporate offices; and increased salary and benefits costs of $59,698.

Depreciation and Amortization.   Depreciation and amortization expense for the quarter ended March 31, 2016 was $169,188 as compared to $59,638 in the same period in 2015, an increase of $109,550. The increase in depreciation and amortization expense is due to new investments in depreciable assets during the second half of 2015 and early 2016.

Other Income (Expense).  Total other expense was $79,886 for the three months ended March 31, 2016 compared to an expense of $1,402,386 in the same period in 2015. The reduction in expenses was primarily the result of reductions in two items. The Company recorded a gain of $101,666 on the derivative liability valuation mark-to-market revaluation for the 2016 period versus a loss of $1,003,427 in the prior 2015 quarter and a reduction of $208,173 in senior debt discount and issuance expense amortization for the 2016 period versus 2015.

Provision for Income Taxes. There were no provisions for income taxes for the three months ended March 31, 2016 or 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $8,213,855, a decrease of $3,663,203 from $11,877,058 as of December 31, 2015.

At March 31, 2016 we had current assets of $12,452,260 compared to current liabilities of $1,442,577 which resulted in a positive working capital position of $11,009,683. At December 31, 2015, we had current assets of $16,530,211 compared to current liabilities of $1,802,122 which resulted in a working capital position of $14,728,089. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $3,212,575 of cash for operating activities for the three months ending March 31, 2016 and $2,747,955 in the same period in 2015. The major operating items for 2016 resulted from a $169,204 decrease in prepaid expenses, a $269,233 decrease in accounts receivable and a $469,658 reduction in accounts payable. The major operating items for the three month period ending March 31, 2015 were a $1,355,578 decrease in accounts payable, a $101,493 decrease in customer deposits and a $101,518 increase in inventory, offset by a $128,407 reduction in accounts receivable and a $164,821 reduction in prepaid expenses.

Investing Activities.   Cash used in investing activities was $442,149 for the three months ending March 31, 2016 as compared to $26,219 in the same period in 2015. During the first quarter of 2016, $411,440 was used primarily for the purchase of lease improvements for our new clean room equipment for our new manufacturing facility as well as additions to product tooling and computer equipment additions, as compared to spending of $18,310 for the same period in 2015, primarily for the purchase of manufacturing equipment and mold tooling computer equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $30,709 in the three month period ending March 31, 2016 and $7,909 in the same period in 2015.

Financing Activities.   We used $8,479 of cash for financing activities for the three months ending March 31, 2016 as compared to generating $25,573,516 of cash from financing activities in 2015. For the 2016 period, financing activities consisted of the repayment of $8,479 in note payable. During the three months ended March 31, 2015, the primary sources of cash from financing activities were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation (discussed below), less direct offering costs of $221,669 and the cash proceeds of $1,200,751 from warrant exercises.

Capital Resources.   As of March 31, 2016, we had a cash balance of $8,213,855.

The net loss for the first three months of 2016 was $3,775,739. The Company incurred annual net losses of $13,427,478 in 2015 and $7,868,858 in 2014, and has an accumulated deficit of $61,364,607 as of March 31, 2016. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, debt service and capital expenditures. On January 2, 2015 we closed a Series A Preferred Stock sale to Intel Corporation, for an aggregate purchase price of $24,813,000. Since the closing of the Company’s Series A Private Placement in January 2015, the Company has had the financial resources to better execute on its business plan. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to increase. The Company in the second half of 2016 will be shipping all new models and products as compared to its offerings in 2015. However, if these products are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

Historically, the Company has met its cash needs by borrowings under notes, sales of convertible debt, and the sales of equity. If the Company raises additional funds by these methods, the ownership interest of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

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

Operationally in 2016, manufacturing yield issues with our new iWear Video Headphones continued all through the first quarter of 2016 and as a result we were not able to produce at anywhere near our planned production rates. At the end of the first quarter of 2016 we learned that while we could manufacture units in sufficient volume, their optical performance was not up to specification, so we began implementing further quality improvements. We have completed these further revisions and are now intending to move forward building higher production quantities in the second half of May 2016. Because of these further changes, production through the first 6 weeks of our second quarter has been low. Despite these production challenges we continue to experience strong customer interest in Vuzix iWear, but to date have chosen not to actively promote and market this new product until we get it right. We expect that in June our production will accelerate as will our planned marketing and sales activities around iWear and that fall 2016 should be a strong selling season for the iWear Video Headphones.

The announcement of our new M300 and M3000 Smart Glasses products has dramatically slowed our M100 Smart Glasses sales. Generally Smart Glass adoption by larger enterprise for broader roll-outs based on successful pilots continues to be slow. Some customers are waiting for or need the improvements offered by the upcoming M300 and M3000 Smart Glasses. The commencement of our promotional package in February 2016 that allows such customers to easily upgrade their new M00 purchase to an M300 when it is available or place pre-orders for the M300 has been seeing some modest success. However most of these sales have to be reported as deferred revenue or deposits for now. Additionally, management intends to continue ahead with its waveguide development and their ramp up for volume production. Pursuant to these activities we intend to negotiate third party and OEM collaboration and development agreements in order to better leverage our successes.

In the latter half of our second 2016 quarter we expect to achieve growing revenues from our iWear Video Headphones, continuing sales of our M100s and possibly late in Q2, the deliveries of our first engineering units of our new M300s. We anticipate that by fall 2016 Vuzix should have as many as three new products in the market as compared to the same period in 2015: the iWear Video Headphones, the M300 and M3000 Smart Glasses. These new devices are being met very favorably based on initial customer and market feedback. Both these Smart Glasses will offer significant enhancements that have come from the last 2 years of in the field use of the M100 Smart Glasses by our customers.

We believe our existing cash and cash equivalent balances and cash flow from future operations will, if management’s operating plan is met, be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses for the next two quarters. There can, however be no assurance that we will be able to meet our operating plan for the next 12 months and that we will be able to generate positive cash flows from operations in the future thereafter.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2015 annual report on Form 10-K and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

As reported in our 2015 Annual Report on Form 10-K (the "2015 Form 10-K"), as of December 31, 2015, our management identified material weaknesses in our internal control over financial reporting that have a direct impact on our financial reporting. Due to these material weaknesses in internal control over financial reporting, our management concluded in our 2015 Form 10-K that our disclosure controls and procedures were ineffective as of December 31, 2015.

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of March 31, 2016, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of March 31, 2016.

During the fall of 2015, we had a detailed review and assessment of our controls and procedures currently in place prepared by external consultants. The results of this SOX Readiness Assessment work has been reviewed by management and our external auditors. As a result we have developed, with input from the SOX consultants, a system of internal controls over financial reporting sufficient to remediate existing control deficiencies and fully implement the system of internal controls over financial reporting that were designed in Phase I of this SOX readiness project. Our management is now preparing plans for implementing these Phase II changes in our controls and procedures as a result. As of March 31, 2016, we have not completed the development, assessment, implementation and testing of all the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

During the three months ended March 31, 2016, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. There have been no material changes from those risk factors. The risks discussed in our 2015 annual report could materially affect our business, financial condition and future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

During the three months ended March 31, 2016 we issued 7,500 shares of common stock for investor relations services.

During the three months ended March 31, 2016, we issued 10,000 shares of common stock upon conversion of convertible notes in the principal amount of $18,915 and $3,585 of accrued interest.

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

VUZIX CORPORATION

Date: May 12, 2016	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

