Form 10-Q
period 2016-06-30
Vuzix Corp
filed 2016-08-15
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35955

VUZIX CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3392453
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

25 Hendrix Road, Suite A West Henrietta, New York	14583
(Address of principal executive offices)	(Zip Code)

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

As of August 15, 2016, there were 17,356,161 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$4,586,333	$11,877,058
Accounts Receivable	101,883	325,694
Inventories, Net	3,470,954	3,349,098
Manufacturing Vendor Prepayments	424,574	369,411
Prepaid Expenses and Other Assets	869,000	608,950

Total Current Assets	9,452,744	16,530,211

Fixed Assets, Net	2,551,228	2,015,433
Patents and Trademarks, Net	520,403	515,697
Software Development Costs, Net	358,063	501,288

Total Assets	$12,882,438	$19,562,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,057,169	$907,434
Current Portion of Long-Term Debt, net of discount	1,468,396	55,790
Customer Deposits	34,970	27,847
Unearned Revenue	261,135	69,481
Accrued Expenses	915,062	734,497
Income and Other Taxes Payable	18,400	7,073

Total Current Liabilities	3,755,132	1,802,122

Long-Term Liabilities
Long-Term Derivative Liability	238,799	240,786
Long-Term Portion of Term Debt, net of discount	—	1,227,550
Long-Term Portion of Accrued Expenses	33,333	38,333
Long-Term Portion of Accrued Interest	—	160,967

Total Long-Term Liabilities	272,132	1,667,636

Total Liabilities	4,027,264	3,469,758

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding June 30, 2016, and December 31, 2015	50	50
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 16,155,529 Shares Issued and Outstanding June 30, 2016 and 16,087,951 on December 31, 2015	16,156	16,088
Additional Paid-in Capital	74,307,065	73,665,601
Accumulated Deficit	(65,468,097)	(57,588,868)

Total Stockholders’ Equity	8,855,174	16,092,871

Total Liabilities and Stockholders’ Equity	$12,882,438	$19,562,629

 The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance — December 31, 2015	49,626	$50	16,087,951	$16,088	$73,665,601	$(57,588,868)	$16,092,871

Stock Based Compensation Expense					349,206		349,206
Conversion of Note Payable & Accrued Interest			10,000	10	22,490		22,500
Exercise of Warrants			15,000	15	44,985		45,000
Common Stock Award			10,000	10	50,790		50,800
Stock Issues for Services			32,578	33	173,993		174,026
Net Loss for the Six Months Ended June 30, 2016						(7,879,229)	(7,879,229)

Balance — June 30, 2016	49,626	$50	16,155,529	$16,156	$74,307,065	$(65,468,097)	$8,855,174

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Sales of Products	$421,377	$427,812	$785,217	$1,123,386
Sales of Engineering Services	139,500	—	139,500	113,581

Total Sales	560,877	427,812	924,717	1,236,967

Cost of Sales — Products	647,871	392,548	1,250,848	977,938
Cost of Sales — Engineering Services	39,060	—	39,060	45,432

Total Cost of Sales	686,931	392,548	1,289,908	1,023,370

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(126,054)	35,264	(365,191)	213,597
Operating Expenses:
Research and Development	1,669,043	732,491	2,943,756	1,247,198
Selling and Marketing	651,547	345,262	1,778,046	702,809
General and Administrative	1,199,427	1,023,244	2,085,744	3,958,149
Depreciation and Amortization	183,686	78,548	352,874	138,187

Loss from Operations	(3,829,757)	(2,144,281)	(7,525,611)	(5,832,746)

Other Income (Expense)
Interest Income	3,324	—	12,779	—
Other Taxes	(13,904)	(2,290)	(34,625)	(14,065)
Foreign Exchange (Loss) Gain	(3,536)	(4,223)	(7,484)	1,048
Gain (Loss) on Derivative Valuation	(99,679)	(23,279)	1,987	(1,026,706)
Amortization of Senior Term Debt Discount	(114,816)	(178,981)	(236,022)	(519,941)
Amortization of Deferred Financing Costs	(11,580)	(11,580)	(23,160)	(23,032)
Interest Expenses	(33,542)	(37,693)	(67,093)	(77,737)

Total Other Income (Expense)	(273,733)	(258,046)	(353,618)	(1,660,433)

Loss Before Income Taxes	(4,103,490)	(2,402,327)	(7,879,229)	(7,493,179)
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	(4,103,490)	(2,402,327)	(7,879,229)	(7,493,179)
Preferred Stock Dividends	(399,715)	(376,545)	(793,540)	(735,483)

Loss Attributable to Common Stockholders	$(4,503,205)	$(2,778,872)	$(8,672,769)	$(8,228,662)

Loss per Share
Basic and Diluted Loss per Share (Note 2)	$(0.28)	$(0.17)	$(0.54)	$(0.56)
Weighted-average Shares Outstanding Basic and Diluted	16,137,419	15,934,279	16,135,881	14,754,298

The accompanying notes are an integral part of these condensed consolidated financial statements

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(7,879,229)	$(7,493,179)
Non-Cash Adjustments
Depreciation and Amortization	352,874	138,187
Amortization of Software Development Costs in Cost of Sales products	143,225	143,225
Common Stock Awards Compensation Expense	50,800	1,475,000
Stock Based Option Compensation Expense	349,206	252,331
Amortization of Term Debt Discount and Debt Issuance Costs	259,182	542,973
Common Stock and Warrants Issued for Services	124,874	821,121
(Gain) Loss on Derivative Valuation	(1,987)	1,026,706
(Increase) Decrease in Operating Assets
Accounts Receivable	223,811	299,153
Inventories	(121,856)	(174,889)
Vendor Prepayments	(55,163)	(687,681)
Prepaid Expenses and Other Assets	(210,899)	(90,547)
Increase (Decrease) in Operating Liabilities
Accounts Payable	149,734	(1,495,169)
Accrued Expense	179,151	20,770
Customer Deposits	7,123	(98,678)
Unearned Revenue	191,654	15,188
Income and Other Taxes Payable	11,327	(28,426)
Accrued Interest & Long-Term Accrued Interest Converted	(160,967)	43,954

Net Cash Flows Used in Operating Activities	(6,387,140)	(5,289,961)

Cash Flows from Investing Activities
Purchases of Tooling and Equipment	(836,541)	(171,243)
Purchases of Marketable Securities	—	(5,000,000)
Investments in Patents and Trademarks	(56,834)	(126,975)

Net Cash Used in Investing Activities	(893,375)	(5,298,218)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	45,000	1,217,626
Repayment of Capital Leases	—	(10,873)
Repayment of Long-Term Debt and Notes Payable	(55,210)	(141,883)
Proceeds from Preferred Stock Offering	—	24,813,000
Issuance Costs on Preferred Stock Offering	—	(214,169)
Net Change in Line of Credit	—	(112,500)

Net Cash Flows (Used in ) Provided by Financing Activities	(10,210)	25,551,201

Net (Decrease) Increase in Cash and Cash Equivalents	(7,290,725)	14,963,022
Cash and Cash Equivalents — Beginning of Period	11,877,058	84,967

Cash and Cash Equivalents — End of Period	$4,586,333	$15,047,989
Supplemental Disclosures
Interest Paid in Cash	$11,444	$25,495
Common Stock and Warrants Issued for Services, Initially Classified as Prepaid Expense	$174,025	$843,937
Conversion of Long-Term Debt and Accrued Interest	$22,500	$427,500
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	$—	$11,543,354
Reclassification of Derivative Liability Upon Warrant Exercises	$—	$2,855,463

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

For the six months ended June 30, 2016 one customer accounted for approximately 22% of sales. There was no single customer in the 2015 period that accounted for over 10% of total sales. Accounts receivable as of June 30, 2016 is 64% composed of amounts owed by that same customer.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Condensed Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The net loss for the first six months of 2016 was $7,879,229. The Company has incurred a net loss consistently over the last 2 years. The Company incurred annual net losses of $13,427,478 in 2015 and $7,868,858 in 2014, and has an accumulated deficit of $65,468,097 as of June 30, 2016.

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

On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share. Total gross proceeds from the public offering were $6,612,500. Net proceeds after underwriting discounts and commissions and other offering expenses payable by Vuzix were approximately $5,996,000.

On January 2, 2015, the Company closed a sale of Series A Preferred Stock to Intel Corporation (the “Series A Private Placement”), for an aggregate purchase price of $24,813,000. Since the closing of the Company’s Series A Private Placement in January 2015, the Company has had the financial resources to better execute on its business plan. However, the Company will need to become profitable and continue implementing a focused new product development plan that can help grow revenues within reasonable timeframes.

The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company in the second half of 2016 will begin shipping all new models and products as compared to its offerings in 2015. However, if these products are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

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

Note 2 – Loss Per Share

Basic loss per share is computed by dividing the loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and six months ended June 30, 2016 and 2015, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2016 and December 31, 2015, there were 7,324,230 and 7,366,036 respectively, common stock share equivalents potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following:

	June 30, 2016	December 31, 2015

Purchased Parts and Components	$3,217,769	$3,069,261
Work in Process	505,110	154,880
Finished Goods	343,477	612,451
Less: Reserve for Obsolescence	(595,402)	(487,494)
Net	$3,470,954	$3,349,098

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015

Accrued Wages and Related Costs	$84,538	$102,792
Accrued Compensation	358,719	358,719
Accrued Professional Services	79,208	89,000
Accrued Warranty Obligations	55,997	64,002
Accrued Interest	326,600	109,984
Other Accrued Expenses	10,000	10,000

Total	$915,062	$734,497

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding. The amounts were $327,469 as of June 30, 2016 and December 31, 2015. The related interest amounts on the officer’s accrued compensation included in Accrued Interest were $115,051 and $97,801 respectively as of June 30, 2016 and December 31, 2015. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. The related interest expense amounts for the six months ended June 30, 2016 and 2015 were $17,249 and $18,171 respectively.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2016 were as follows:

Accrued Warranty Obligations at December 31, 2015	$64,002
Reductions for Settling Warranties	(31,173)
Warranties Issued During Period	23,168

Accrued Warranty Obligations at June 30, 2016	$55,997

Note 5 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013. Those warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with FASB ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently remeasured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. As at June 30, 2016 and December 31, 2015 a total of 45,100 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the closing of the Series A Private Placement on January 2, 2015, holders of approximately 86% of outstanding warrants issued by the Company in its 2013 public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil on January 2, 2015 and reclassified into stockholders equity under Additional Paid-in Capital.

The Company recognized a derivative liability during the year ended December 31, 2014 for the $3,000,000 of senior convertible notes issued on June 3, 2014, with a conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). In accordance with FASB ASC 815-10-25, we measured the derivative liability of this embedded conversion option using a Monte Carlo Options Lattice pricing model at the June 3, 2014 issuance date as $1,938,988. The value of the derivative liability at issuance was recorded as a discount against the notes in the Long-Term Liabilities section of the balance sheet. Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value.

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

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their fair value due to their short maturity. The carrying amount of notes payable approximates fair value because stated or implied interest rates approximate current interest rates that are available for debt with similar terms.

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2016:

	Total	Level 1	Level 2	Level 3

Warrant Liability	$238,799	$—	$—	$238,799
Total liabilities measured at fair value (Long-Term)	$238,799	$—	$—	$238,799

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015:

	Total	Level 1	Level 2	Level 3
Warrant Liability	$240,786	$—	$—	$240,786
Total liabilities measured at fair value (Long-Term)	$240,786	$—	$—	$240,786

Fair value – December 31, 2015	$240,786

Change in fair value for the period of warrant derivative liability	(1,987)

Fair value – June 30, 2016	$238,799

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	June 30, 2016	December 31, 2015
Assumptions for Pricing Model:
Expected term in years	2.10	2.60
Volatility	108%	103%
Risk-free interest rate	0.71%	1.06%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$238,799	$240,786

Fluctuations in the variables used in calculating the value of the Company’s derivative liability could have a significant impact on the resulting valuation.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2016	December 31, 2015

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	$21,665	$59,917
The note carries a 0% interest rate, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(8,434)	(21,085)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per year and is secured by a subordinated position in all the assets of the Company.	—	16,958
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required prior to maturity. The notes carry a 5% interest rate, payable upon the notes’ maturity. Both the principal plus accrued interest is convertible into shares of the Company’s common stock at $2.25 per share, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	1,896,240	1,915,155
Convertible, Senior Secured Notes Payable Issuance Costs of $139,340, net of accumulated amortization. The estimated aggregate amortization expense is approximately $23,000 for the remainder of fiscal 2016 and approximately $20,000 in the following fiscal year.	(42,914)	(66,074)
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that was subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	(398,161)	(621,531)

	1,468,396	1,283,340
Less: Amount Due Within One Year	(1,468,396)	(55,790)

Amount Due After One Year	$—	$1,227,550

The calendar year aggregate maturities for all long-term debt exclusive of discounts as of June 30, 2016 are as follows:

Total Aggregate Maturity For Period	Amounts

2016	$21,665
2017	1,896,240
Total Required Principal Payments Exclusive of Debt Discounts	1,917,905
Total Unamortized Debt Discounts and Deferred Costs	(449,509)

Total Net Long-Term Borrowings as of June 30, 2016	$1,468,396

Of the Convertible, Senior Secured Notes, a total of $18,915 were converted into 8,407 shares of common stock and a total of $3,585 of accrued interest on these Notes were converted into 1,593 shares of common stock during the six months ended June 30, 2016.

Note 7 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 — Capital Stock

Preferred stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of June 30, 2016 and December 31, 2015, 49,626 of which are designated as Series A Preferred Stock.

There were 49,626 shares of Series A Preferred Stock issued and outstanding on June 30, 2016 and December 31, 2015.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of June 30, 2016, total accrued and unpaid preferred dividends were $2,307,621. As of December 31, 2015, total accrued and unpaid preferred dividends were $1,514,081. There were no declared preferred dividends owed as of June 30, 2016 or December 31, 2015.

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

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering the resale of all shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company’s registration statement covering the resale of these shares was declared effective by the SEC on February 17, 2015.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of June 30, 2016 and December 31, 2015. There were 16,155,529 and 16,087,951 shares of common stock issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.

Note 9 — Stock Warrants

A summary of the various changes in warrants during the six-month period ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	535,091	$2.43
Issued During the Period	—	—
Exercised During the Period	(15,000)	3.00
Expired During the Period	—	—

Outstanding at June 30, 2016	520,091	$2.37

The outstanding warrants as of June 30, 2016 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 1.8 years.

A total of $45,000 in cash was received from warrant exercises for the six months ended June 30, 2016. No warrants were exercised in the six months ended June 30, 2015.

Note 10 — Stock Option Plans

A summary of stock option activity for the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	1,022,789	$4.59
Granted	7,500	5.69
Exercised	—	—
Expired or Forfeited	(31,523)	5.58

Outstanding at June 30, 2016	998,766	$4.57

The weighted average remaining contractual term for all options as of June 30, 2016 and December 31, 2015 was 7.1 years and 7.6 years respectively.

As of June 30, 2016, there were 518,054 options that were fully vested and exercisable at a weighted average exercise price of $5.02 per share. The weighted average remaining contractual term on the vested options is 7.2 years.

As of June 30, 2016 there were 480,712 unvested options exercisable at a weighted average exercise price of $4.07 per share. The weighted average remaining contractual term on the unvested options is 7.1 years.

No options were exercised during the six months ended June 30, 2016 and 2015.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2016, the Company had approximately $1,874,254 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.8 years.

The aggregate intrinsic value that would have been received by the option holders had all holders exercised their options on June 30, 2016 was $3,461,296. The value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2016 and the exercise price, multiplied by the number of in-the-money stock options). The amount of this aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The following summary table shows the assumptions used to the fair value of options granted during the six-month period ended June 30, 2016 and their estimated value:

• Expected term in years	7.9 years
• Volatility	109.7%
• Risk-free interest rate	1.68%
• Expected annual dividends	None
• Fair value of options issued	$37,755

Note 11 — Litigation

We are not currently involved in any current or pending legal proceeding or litigation.

Note 12 — Contractual Obligations

The Company has signed several lease agreements, with the largest being for its new office and manufacturing space under an operating lease that commenced October 3, 2015, that expires on October 3, 2020. The Company also leases small office spaces in England under a two-year lease and under a one year lease arrangement in Japan.

Future minimum payments required under operating lease obligations as of June 30, 2016 are as follows:

Total Minimum Lease Payments
2016 (6 months)	$194,098
2017	346,039
2018	335,248
2019	335,248
2020	279,373
Total	$1,490,006

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the six months ended June 30, 2016 and 2015 totaled $246,704 and $38,197, respectively.

Note 13 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Current U.S. generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but do not recognize assets and liabilities for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

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

Note 14 — Subsequent Events

On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share. Total gross proceeds from the public offering were $6,612,500. Net proceeds after underwriting discounts and commissions and other offering expenses payable by Vuzix were approximately $5,996,000.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our accounting policies for the six month period ended June 30, 2016.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display and computing devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear, Smart-Glasses, Augmented Reality (AR) and Virtual Reality (VR) products contain micro video displays that offer users a portable high-quality viewing experience. Our wearable display products provide virtual large high-resolution screens, that can fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for VR and AR applications, in which the wearer is either immersed in a computer generated world or has his real world view augmented with computer generated information or graphics. Smart Glasses, a new category of wearable displays that have much of the capabilities of a smartphone including wireless internet access but are worn like glasses which allow for hands-free operation ideal for enterprise users. We produce both monocular and binocular devices. Vuzix wearable displays are designed to work as standalone devices or with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

All our wearable display products feature high performance miniature display modules, low power electronics and related optical systems. Our Smart Glasses products also feature powerful mobile computers, camera, voice recognition, and WiFi/Bluetooth radios for wireless communications. We produce both monocular and binocular wearable display devices that we believe are leading solutions for many mobile computer or video viewing requirements. We have a focus on the consumer markets for gaming, VR and mobile video uses, while our Smart Glasses and AR products are directed primarily to the enterprise, commercial, and medical markets. The consumer electronics and mobile phone accessory markets in which we compete have been subject to rapid technological change including the rapid adoption of tablets, larger screen sizes and display resolutions on mobile phones, along with declining prices on these products, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a competitive position in microdisplay electronics, waveguides, ergonomics, packaging, motion tracking and optical systems.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). Current U.S. generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but do not recognize assets and liabilities for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and June 30, 2015

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2016 and 2015.

	3 Months Ended June 30,
	2016	2015	Dollar Change	% Increase (Decrease)

Sales of Products	$421,377	$427,812	$(6,435)	(2)%
Sales of Engineering Services	139,500	—	139,500	100%

Total Sales	560,877	427,812	133,065	31%

Cost of Sales — Products	647,871	392,548	255,323	65%
Cost of Sales — Engineering Services	39,060	—	39,060	100%

Total Cost of Sales	686,931	392,548	294,383	75%

Gross Profit (Loss)	(126,054)	35,264	(161,318)	(457)%
Gross Profit (Loss) %	(22)%	8%

Operating Expenses:
Research and Development	1,669,043	732,491	936,552	128%
Selling and Marketing	651,547	345,262	306,285	89%
General and Administrative	1,199,427	1,023,244	176,183	17%
Depreciation and Amortization	183,686	78,548	105,138	134%

Loss from Operations	(3,829,757)	(2,144,281)	(1,685,476)	79%

Other Income (Expense)
Other Taxes	(13,904)	(2,290)	(11,614)	507%
Foreign Exchange Gain (Loss)	(3,536)	(4,223)	687	(16)%
Gain (Loss) on Derivative Valuation	(99,679)	(23,279)	(76,400)	328%
Amortization of Senior Term Debt Discount & Financing Costs	(126,396)	(190,561)	64,165	(34)%
Interest Expense, net of Interest Income	(30,218)	(37,693)	7,475	(20)%

Total Other Income (Expense)	(273,733)	(258,046)	(15,687)	6%

Loss Before Income Taxes	(4,103,490)	(2,402,327)	(1,701,163)	71%
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	$(4,103,490)	$(2,402,327)	$(1,701,163)	71%

Sales.    The overall decrease in product sales for the three months ended June 30, 2016 over the same period in 2015 was primarily the result of a 12% decrease in sales of the M100 Smart Glasses, net of a 84% increase in waveguide product sales for the 2016 period versus the prior year’s period. After the announcement of the new M300 at CES in January 2016, many customers have delayed further purchases of our smart glasses until we commence shipping the M300. Pre-orders for the new M300 and new orders of our M100/M300 migration packages improved in the second quarter as compared to our first quarter of 2016. All of the M300 Preorders only packages are included in deferred revenues and will not be recognized as revenues until they ship to the customer. Our Video Headphone sales were 13% of product revenues for the three months ending June 30, 2016 versus $0 in the same period in 2015 when it was not yet available. Revenues from this product line during the second quarter of 2016 continue to be constrained due to production difficulties. For the 2015 comparative period, approximately 14% of total product revenues came from the Wrap series of products which was discontinued in the summer of 2015, and as a result no such product revenues were reported in the 2016 period. In summary, monocular smart glasses and waveguide product sales were 83% of total product revenues versus 84% in the prior period.

Sales from our engineering programs for the three months ended June 30, 2016, was $139,500 as compared to $0 in the same period in 2015 when we had no active programs. This waveguide product related engineering services program is currently expected to continue for the balance of our fiscal 2016.

 Cost of Sales and Gross Profit (Loss).   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The decreased net gross profit (loss) percentage earned in the three months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of lower sales levels to absorb many of our relatively fixed manufacturing overheads and amortization costs as well as $107,349 increase in freight costs for the 2016 period as compared to 2015. As our new iWear product is bulkier and heavier and ships in a larger retail package than our prior products, the costs of air shipments have become prohibitively material now that production volumes from China have risen and we are switching to sea transport later this summer as the volumes of shipments are expected to increase. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	3 Months Ended June 30, 2016	As % Related Sales	3 Months Ended June 30, 2015	As % of Related Sales	Dollar Change
Product Cost of Sales	$362,999	86%	$125,813	29%	$237,186
Manufacturing Overhead	168,977	40%	126,169	30%	42,808
Warranty Costs	12,249	3%	17,124	4%	(4,875)
Amortization of Software Costs	71,613	17%	71,613	17%	—
Software Royalties	32,033	8%	51,829	12%	(19,796)

Total Cost of Sales – Products	$647,871	154%	$392,548	92%	$255,323

Gross Profit (Loss)– Product Sales	$(226,494)	(54)%	$35,264	8%	$(261,758)

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

Comparing the research and development costs for the three months ending June 30, 2016 versus the same period in 2015, there was an increase in 2016 salary, benefits and stock compensation expenses of $278,967, primarily the result of additional R&D staff versus the same period in 2015; an increase in project development and research costs of $533,881 primarily related to the new M300 Smart Glasses product development; an increase in $65,384 in rent and utility costs related to the expanded R&D portion of our new corporate facilities; an increase of $54,775 in external research related consulting fees; and a $12,801 increase in travel costs related to our China based iWear production contractor and development work at our new contractors facility of our forthcoming M300 Smart Glasses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, PR agency fees, website costs and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the three months ended June 30, 2016 by $306,285 as compared to the same period in 2015 primarily due to the following factors: higher salary, commissions, benefits and stock compensation expenses related to new staff additions totaling $131,025; increased trade show costs of $45,120 due to larger exhibit booth sizes and show rentals during the quarter versus the same period in 2015; increased public relations costs of $16,886 due to the hiring of a second PR firm; a $58,099 increase in website costs including additions to our main new European website to match our main corporate website and e-store; and a $22,848 increase in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased by $150,340 or 15% for the three months ended June 30, 2016 as compared to the same period in 2015 primarily because of: increased IR activities and shareholder communications costs of $31,489; $84,709 increase in professional fees, with the majority being for SOX consultants retained to assist management in designing and implementing improvements in our financial reporting controls, as compared to the same period in 2015 when no such consultants were retained; a $29,378 increase in salaries, benefits and stock compensations expenses; increased rent and occupancy costs of $19,438 due to our larger corporate offices; and increased insurance costs of $9,802.

Depreciation and Amortization.   Depreciation and amortization expense for the quarter ended June 30, 2016 was $183,686 as compared to $78,548 in the same period in 2015, an increase of $105,138. The increase in depreciation and amortization expense is due to new investments in depreciable assets at our new facility during the second half of 2015 and early 2016.

Other Income (Expense).  Total other expense was $273,733 for the three months ended June 30, 2016 compared to an expense of $258,046 in the same period in 2015. The increase in expenses was primarily the result of an increased loss of $76,400 on the derivative liability valuation mark-to-market revaluation for the 2016 period versus the prior 2015 quarter loss partially offset by a reduction of $64,165 in senior debt discount and issuance expense amortization for the 2016 period versus 2015.

Provision (Benefit) for Income Taxes. There were no provisions for income taxes for the three months ended June 30, 2016 or 2015.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2016 and 2015.

	6 Months Ended June 30,
	2016	2015	Dollar Change	% Increase (Decrease)

Sales of Products	$785,217	$1,123,386	$(338,169)	(30)%
Sales of Engineering Services	139,500	113,581	25,919	23%

Total Sales	924,717	1,236,967	(312,250)	(25)%

Cost of Sales — Products	1,250,848	977,938	272,910	28%
Cost of Sales — Engineering Services	39,060	45,432	(6,372)	(14)%

Total Cost of Sales	1,289,908	1,023,370	266,538	26%

Gross Profit (Loss)	(365,191)	213,597	(578,788)	(271)%
Gross Profit (Loss) %	(39)%	17%

Operating Expenses:
Research and Development	2,943,756	1,247,198	1,696,558	136%
Selling and Marketing	1,778,046	702,809	1,075,237	153%
General and Administrative	2,085,744	3,958,149	(1,872,405)	(47)%
Depreciation and Amortization	352,874	138,187	214,687	155%

Loss from Operations	(7,525,611)	(5,832,746)	(1,692,865)	29%

Other Income (Expense)
Other Taxes	(34,625)	(14,065)	(20,560)	146%
Foreign Exchange Gain (Loss)	(7,484)	1,048	(8,532)	(814)%
Gain (Loss) on Derivative Valuation	1,987	(1,026,706)	1,028,693	(100)%
Amortization of Senior Term Debt Discount & Financing Costs	(259,182)	(542,973)	283,791	(52)%
Interest Expense, net of Interest Income	(54,314)	(77,737)	23,423	(30)%

Total Other Income (Expense)	(353,618)	(1,660,433)	1,306,815	(79)%

Loss Before Income Taxes	(7,879,229)	(7,493,179)	(386,050)	5%
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	$(7,879,229)	$(7,493,179)	$(386,050)	5%

Sales.    The decrease in product sales for the six months ended June 30, 2016 over the same period in 2015 was primarily the result of a 33% decrease in sales of the M100 Smart Glasses. After the announcement of the new M300 at CES in January 2016, many customers have delayed further purchases of our smart glasses until we commence shipping the M300 Smart Glasses. Pre-orders for these new M300 are included in deferred revenues and will not be recognized as revenues until they ship to the customer. Our iWear Video Headphones sales were 12% of product revenues for the six months ending June 30, 2016 versus $0 in the same period in 2015 when it was not yet available. Revenues from this product line during the first half of 2016 continue to be constrained due to production difficulties. For the 2015 comparative period, approximately 15% of revenues came from the Wrap series of products which was discontinued in the summer of 2015, whereas no such product revenues were reported in the 2016 period. In summary, monocular smart glasses and waveguide product sales were 85% of total product revenues versus 83% in the prior period.

Sales from our engineering services programs for the six months ended June 30, 2016, were $139,500 or 15% of total revenues as compared to $113,581 or 9% of total sales in the same period in 2015. We have one waveguide product related engineering services program which is currently expected to continue for the balance of our fiscal 2016.

Cost of Sales and Gross Profit (Loss).   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The decreased net gross profit (loss) percentage earned in the six months ended June 30, 2016 as compared to the same period in 2015 was primarily the result of lower sales levels to absorb many of our relatively fixed manufacturing overheads and amortization costs; as well as increased manufacturing overhead costs of $61,436 due to additional staff and larger plant facilities costs, component material scrapping costs of $89,523 related to iWear Video Headphones in the first quarter of 2016; as well as a $127,661 increase in freight costs for the 2016 period as compared to 2015. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	6 Months Ended June 30, 2016	As % Related Sales	6 Months Ended June 30, 2015	As % of Related Sales	Dollar Change
Product Cost of Sales	$713,329	91%	$470,084	42%	$243,245
Manufacturing Overhead	316,038	40%	254,602	23%	61,436
Warranty Costs	23,168	3%	45,072	4%	(21,904)
Amortization of Software Costs	143,225	18%	143,225	12%	—
Software Royalties	55,088	7%	64,955	6%	(9,867)

Total Cost of Sales – Products	$1,250,848	159%	$977,938	87%	$272,910

Gross Profit (Loss)– Product Sales	$(465,631)	(59)%	$145,448	13%	$(611,079)

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

Comparing the research and development costs for the six months ending June 30, 2016 versus the same period in 2015, there was an increase in 2016 salary, benefits and stock compensation expenses of $720,043, primarily the result of additional R&D staff versus the same period in 2015; an increase in project development and research costs of $744,268 primarily related to the new product development for the M300 Smart Glasses; an increase in $119,722 in rent and utility costs related to the expanded R&D portion of our new corporate facilities; an increase of $57,709 in external research related consulting fees; and a $57,836 increase in travel costs related to our China based iWear production contractor and development work at our new contractors facility of our forthcoming M300 Smart Glasses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, PR agency fees, website costs and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the six months ended June 30, 2016 by $1,075,659 as compared to the same period in 2015 primarily due to the following factors: higher salary, commissions, benefits and stock compensation expenses related to new staff additions totaling $278,754; increased trade show costs of $319,629 due to larger exhibit booth sizes and show rentals and attendance at two additional trade shows during the quarter versus the same period in 2015; increased public relations costs of $133,954 due the hiring of two new PR firms as compared to the 2015 period; new 2016 period video production costs of $53,433; a $180,541 increase in website costs including additions to our main new corporate and European websites; a $66,854 increase in travel costs; and a $23,252 increase in rent costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs decreased by $1,872,405 or 47% for the six months ended June 30, 2016 as compared to the same period in 2015 primarily because of: lower compensation expense related to stock awards totaling $1,375,000 to our officers and directors awarded in January 2015; a $21,082 decrease in travel costs; decreased IR activities and IR consultant fees of $553,540 resulting from reductions in compensation awards of shares and warrants for these services as compared to the 2015 period; $117,863 decrease in legal fees, of which $100,000 of this decrease is related to a stock award made to our attorneys in January 2015; partially offset by: an increase of $20,367 in fees paid to our external board members as compared to the 2015 period when lower fee arrangements were in place; a $47,962 increase in accounting and audit fees, with the majority of the change being for SOX consultants retained to assist management in designing and implementing improvements in our financial reporting controls, as compared to the same period in 2015 when no such consultants were retained and increased rent and occupancy costs of $36,937 due to our larger corporate offices.

Depreciation and Amortization.   Depreciation and amortization expense for the six months ended June 30, 2016 was $352,874 as compared to $138,187 in the same period in 2015, an increase of $214,687. The increase in depreciation and amortization expense is due to new investments in depreciable assets at our new facility during the second half of 2015 and early 2016 and some still in use assets no being fully depreciated.

Other Income (Expense).  Total other expense was $353,618 for the six months ended June 30, 2016 compared to an expense of $1,660,433 in the same period in 2015. The $1,306,815 reduction in expenses was primarily the result of a gain of $1,987 on the derivative liability valuation mark-to-market revaluation for the 2016 period versus a loss of $1,026,706 in the prior 2015 quarter, and a reduction of $283,791 in senior debt discount and issuance expense amortization for the 2016 period versus 2015.

Provision (Benefit) for Income Taxes. There were no provisions for income taxes for the six months ended June 30, 2016 or 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash and cash equivalents of $4,586,333, a decrease of $7,290,725 from $11,877,058 as of December 31, 2015.

At June 30, 2016 we had current assets of $9,452,744 compared to current liabilities of $3,755,132 which resulted in a positive working capital position of $5,697,612. At December 31, 2015, we had current assets of $16,530,211 compared to current liabilities of $1,802,122 which resulted in a working capital position of $14,728,089. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $6,387,140 of cash for operating activities for the six months ending June 30, 2016 and $5,289,961 in the same period in 2015, primarily the result of an increased operating loss after adding back non-cash items. The major changes in operating assets and liabilities for 2016 resulted from a $210,899 increase in prepaid expenses, a $223,811 decrease in accounts receivable and a $149,734 increase in accounts payable. The major operating items for the six month period ending June 30, 2015 were a $1,495,169 decrease in accounts payable, a $687,681 increase in vendor component deposits and a $174,889 increase in inventory, offset by a $299,153 reduction in accounts receivable and a $90,547 reduction in prepaid expenses.

Investing Activities.   Cash used in investing activities was $893,375 for the six months ending June 30, 2016 as compared to $298,218 in the same period in 2015, excluding marketable security investments in the 2015 period. During the first half of 2016, $836,541 was used primarily for the purchase of leasehold improvements for our new clean room equipment for our new manufacturing facility as well as additions to product tooling and computer equipment additions, as compared to spending of $171,243 for the same period in 2015, primarily for the purchase of manufacturing equipment and mold tooling, as well as computer equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $56,834 in the six month period ending June 30, 2016 and $126,975 in the same period in 2015.

Financing Activities.   We used $10,210 of cash for financing activities for the six months ending June 30, 2016 as compared to generating $25,551,201 of cash from financing activities in 2015. For the 2016 period, financing activities consisted of the repayment of $55,210 in notes payable and the receipt of $45,000 from cash warrant exercises. During the six months ended June 30, 2015, the primary sources of cash from financing activities were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation (discussed below), less direct offering costs of $214,169 and the cash proceeds of $1,217,626 from warrant exercises.

Capital Resources.   As of June 30, 2016, we had a cash balance of $4,586,333.

The net loss for the first six months of 2016 was $7,879,229. The Company incurred annual net losses of $13,427,478 in 2015 and $7,868,858 in 2014, and has an accumulated deficit of $65,468,097 as of June 30, 2016. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, debt service and capital expenditures. On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share. Total net proceeds from the public offering were approximately $5,996,000, after underwriting discounts and commissions and other offering expenses payable by Vuzix. On January 2, 2015 we closed a Series A Preferred Stock sale to Intel Corporation, for an aggregate purchase price of $24,813,000. Since the closing of the Company’s Series A Private Placement in January 2015, the Company has had the financial resources to better execute on its business plan. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to significantly increase. The Company in the second half of 2016 will be shipping all new models and products as compared to its offerings in 2015. However, if these products are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

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

Operationally in 2016, manufacturing yield issues with our new iWear Video Headphones continued all through the first quarter of 2016 and well into the second quarter of 2016, and as a result we were not able to produce at anywhere near our planned production rates. During this period we learned that while we could manufacture units in sufficient volume, their optical performance was not up to specification and that further component quality improvements were required. We have completed these further revisions and are now transitioning these new components and processes back to our China-based volume manufacturer. These changes along with sea rather than air freight shipments, should reduce our manufacturing and transportation costs and greatly increase product availability for our fall selling season. Despite these production challenges we continue to experience strong customer interest in Vuzix iWear and expect to finally implement our broader planned marketing and sales activities around iWear. We are expanding our sales and distribution channels with the recent appointment of North American distributors and resellers. Europe and Japan have recently commenced receiving iWear units and they are also signing up expanded distribution channels in anticipation of the seasonally strong fall selling season for consumer oriented goods like our iWear Video Headphones.

The announcement of our new M300 and M3000 Smart Glasses products has slowed our M100 Smart Glasses sales and delayed further pilots and roll-outs by many enterprise customers that prefer to employ the latest proven technology. And as there are many improvements offered by the upcoming M300 and M3000 Smart Glasses, customers have been waiting. The commencement of our promotional package in February 2016 that allows such customers to easily upgrade their new M100 purchase to an M300 when it is available or place pre-orders for the M300 has been seeing some modest success. However we have been reporting most of these sales as deferred revenue or deposits.

In the remainder of 2016 we expect to achieve growing revenues from our iWear Video Headphones, continuing sales of our M100s and starting in October volume production of our new M300s.

We are continuing our waveguide development and ramp up for volume production later this year. Positive further strides are being made in waveguide performance, clarity, component materials and tightly controlled replication techniques. Pursuant to these activities in June 2016 we announced an additional waveguide focused OEM collaboration partner and are exploring further third party collaboration and development agreements that will utilize our waveguides in augmented reality solutions.

Regarding our new waveguide based products, the M3000 waveguide smart glasses have been released to production engineering for tooling. The B3000, our first fashion smart glasses are expected to be released in 2017.

We believe our existing cash and cash equivalent balances and improvements in our cash requirements for future operations will, if we successfully implement our operating plan, be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses for the next two quarters. There can, however be no assurance that we will be able to generate positive cash flows from operations in near the future thereafter.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weakness in internal control over financial reporting continue to exist. As of June 30, 2016, we have not completed the development, assessment, implementation and testing of the changes in controls and procedures that we believe are necessary to conclude that the material weakness has been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weakness have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of June 30, 2016.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

During the three months ended June 30, 2016, there were no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not involved in any current or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property. To our knowledge, there are no material legal proceedings to which any our directors, officers or affiliates, or any beneficial owner of more than five percent of our common stock, or any associate of any of the foregoing, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

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

Sale of Unregistered Securities –

During the three months ended June 30, 2016 we issued 25,078 shares of common stock for investor relations services.

During the three months ended June 30, 2016, we issued 15,000 shares of common stock upon the exercise of warrants with an exercise price of $3.00 per share issued to a consultant for investor relations services.

During the three months ended June 30, 2016 we issued 10,000 shares of common stock to a new independent director of the Company as compensation,

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

VUZIX CORPORATION

Date: August 15, 2016	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

