Form 10-Q
period 2016-09-30
Vuzix Corp
filed 2016-11-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 14, 2016, there were 17,560,686 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$5,941,661	$11,877,058
Accounts Receivable	119,285	325,694
Inventories, Net	3,972,543	3,349,098
Manufacturing Vendor Prepayments	205,940	369,411
Prepaid Expenses and Other Assets	832,086	608,950

Total Current Assets	11,071,515	16,530,211

Fixed Assets, Net	3,070,452	2,015,433
Patents and Trademarks, Net	540,060	515,697
Software Development Costs, Net	286,450	501,288

Total Assets	$14,968,477	$19,562,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,529,554	$907,434
Current Portion of Long-Term Debt, net of discount	1,333,709	55,790
Customer Deposits	43,383	27,847
Unearned Revenue	370,277	69,481
Accrued Expenses	1,053,288	734,497
Income and Other Taxes Payable	23,837	7,073

Total Current Liabilities	4,354,048	1,802,122

Long-Term Liabilities
Long-Term Derivative Liability	297,919	240,786
Long-Term Portion of Term Debt, net of discount	—	1,227,550
Long-Term Portion of Accrued Expenses	30,833	38,333
Long-Term Portion of Accrued Interest	—	160,967

Total Long-Term Liabilities	328,752	1,667,636

Total Liabilities	4,682,800	3,469,758

Stockholders’ Equity
Preferred Stock	50	50
Common Stock	17,478	16,088
Additional Paid-in Capital	80,772,108	73,665,601
Accumulated Deficit	(70,503,959)	(57,588,868)

Total Stockholders’ Equity	10,285,677	16,092,871

Total Liabilities and Stockholders’ Equity	$14,968,477	$19,562,629

 The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance — December 31, 2015	49,626	$50	16,087,951	$16,088	$73,665,601	$(57,588,868)	$16,092,871

Stock Based Compensation Expense					540,843		540,843
Public Offering			1,150,000	1,150	6,611,350		6,612,500
Public Offering Issuance Costs					(847,805)		(847,805)
Cashless Option Exercise			632	1	(1)		—
Conversion of Note Payable & Accrued Interest			152,016	152	341,882		342,034
Exercise of Warrants			15,000	15	44,985		45,000
Common Stock Awards			40,000	40	241,260		241,300
Stock Issues for Services			32,578	32	173,993		174,025
Net Loss for the Nine months ended September 30, 2016						(12,915,091)	(12,915,091)

Balance — September 30, 2016	49,626	$50	17,478,177	$17,478	$80,772,108	$(70,503,959)	$10,285,677

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Sales of Products	$582,549	$890,629	$1,367,766	$2,014,015
Sales of Engineering Services	-	79,750	139,500	193,331

Total Sales	582,549	970,379	1,507,266	2,207,346

Cost of Sales — Products	819,116	612,346	2,069,964	1,590,284
Cost of Sales — Engineering Services	—	31,900	39,060	77,332

Total Cost of Sales	819,116	644,246	2,109,024	1,667,616
Gross Profit (Loss) (exclusive of depreciation shown separately below)	(236,567)	326,133	(601,758)	539,730
Operating Expenses:
Research and Development	2,177,957	944,426	5,121,713	2,191,624
Selling and Marketing	839,497	469,443	2,627,543	1,172,252
General and Administrative	1,274,698	1,120,982	3,350,441	5,079,131
Depreciation and Amortization	196,370	88,285	549,244	226,472

Loss from Operations	(4,725,089)	(2,297,003)	(12,250,699)	(8,129,749)

Other Income (Expense)
Interest Income	8,144	12,621	20,923	12,621
Other Taxes	(19,124)	(30,443)	(53,749)	(44,508)
Foreign Exchange (Loss) Gain	(13,781)	287	(21,267)	1,335
Gain (Loss) on Derivative Valuation	(59,120)	58,239	(57,133)	(968,467)
(Loss) on Fixed Asset Disposal	(25,890)	—	(25,890)	—
Amortization of Senior Term Debt Discount	(155,313)	(116,008)	(391,334)	(635,949)
Amortization of Deferred Financing Costs	(11,707)	(11,708)	(34,867)	(34,740)
Interest Expenses	(33,981)	(40,956)	(101,075)	(118,693)

Total Other Income (Expense)	(310,772)	(127,968)	(664,392)	(1,788,401)

Loss Before Income Taxes	(5,035,861)	(2,424,971)	(12,915,091)	(9,918,150)
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	(5,035,861)	(2,424,971)	(12,915,091)	(9,918,150)
Preferred Stock Dividends	(410,153)	(386,377)	(1,203,693)	(1,121,860)

Loss Attributable to Common Stockholders	$(5,446,014)	$(2,811,348)	$(14,118,784)	$(11,040,010)

Loss per Share
Basic and Diluted Loss per Share (Note 2)	$(0.32)	$(0.18)	$(0.86)	$(0.73)
Weighted-average Shares Outstanding Basic and Diluted	17,216,374	15,934,279	16,489,522	15,207,545

The accompanying notes are an integral part of these condensed consolidated financial statements

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(12,915,091)	$(9,918,150)
Non-Cash Adjustments
Depreciation and Amortization	549,244	226,472
Amortization of Software Development Costs in Cost of Sales products	214,836	214,838
Loss on Disposal of Fixed Assets	25,890	—
Common Stock Awards Compensation Expense	241,300	1,669,700
Stock Based Option Compensation Expense	540,843	401,863
Amortization of Term Debt Discount and Debt Issuance Costs	426,201	670,689
Common Stock and Warrants Issued for Services	174,025	984,559
(Gain) Loss on Derivative Valuation	57,133	968,467
(Increase) Decrease in Operating Assets
Accounts Receivable	206,409	(281,034)
Inventories	(623,445)	(849,958)
Manufacturing Vendor Prepayments	163,471	(1,122,184)
Prepaid Expenses and Other Assets	(223,135)	(33,579)
Increase (Decrease) in Operating Liabilities
Accounts Payable	622,119	(1,785,638)
Accrued Expense	311,291	16,410
Customer Deposits	15,536	(100,016)
Unearned Revenue	300,796	20,628
Income and Other Taxes Payable	16,764	(25,630)
Accrued Interest & Long-Term Accrued Interest	(142,347)	67,858

Net Cash Flows Used in Operating Activities	(10,038,160)	(8,874,705)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(1,551,141)	(553,448)
Investments in Patents and Trademarks	(103,375)	(166,305)

Net Cash Used in Investing Activities	(1,654,516)	(719,753)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	45,000	1,262,626
Repayment of Capital Leases	—	(16,882)
Repayment of Long-Term Debt and Notes Payable	(52,416)	(150,362)
Proceeds from Public Offering	6,612,500	—
Issuance Costs of Public Offering	(847,805)	—
Proceeds from Preferred Stock Offering	—	24,813,000
Issuance Costs of Preferred Stock Offering	—	(214,169)
Net Change in Line of Credit	—	(112,500)

Net Cash Flows Provided by Financing Activities	5,757,279	25,581,713

Net (Decrease) Increase in Cash and Cash Equivalents	(5,935,397)	15,987,255
Cash and Cash Equivalents — Beginning of Period	11,877,058	84,967

Cash and Cash Equivalents — End of Period	$5,941,661	$16,072,222
Supplemental Disclosures
Interest Paid in Cash	$7,860	$21,690
Common Stock and Warrants Issued for Services	$—	$898,537
Conversion of Debt and Accrued Interest	$342,034	$427,500
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	$—	$11,543,354
Reclassification of Derivative Liability Upon Warrant Exercises	$—	$2,855,463

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

For the nine months ended September 30, 2016 one customer accounted for approximately 14% of sales. There was no single customer in the 2015 period that accounted for over 10% of total sales.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Condensed Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The net loss for the nine months ending September 30, 2016 was $12,915,091. The Company has incurred a net loss consistently over the last 2 years. The Company incurred annual net losses of $13,427,478 in 2015 and $7,868,858 in 2014, and has an accumulated deficit of $70,503,959 as of September 30, 2016.

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

On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share. Total gross proceeds from the public offering were $6,612,500. Net proceeds after underwriting discounts and commissions and other offering expenses payable by Vuzix were $5,764,695.

The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company expects to begin shipping all new models and products during the fourth quarter of 2016 as compared to its offerings in 2015. However, if these products are not successful within a reasonable time period or the sales growth ramp is slower than forecast, we will have to raise additional capital to maintain operations and/or materially reduce our operating costs and slow the pace of development on further new products.

If the Company raises additional funds, the ownership interest of existing stockholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

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

Note 2 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2016 and 2015, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2016 and December 31, 2015, there were 7,241,147 and 7,366,036 respectively, common stock share equivalents potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost (determined on the first-in, first-out or specific identification method) or market and consisted of the following:

	September 30, 2016	December 31, 2015

Purchased Parts and Components	$3,260,075	$3,069,261
Work in Process	356,407	154,880
Finished Goods	973,348	612,451
Less: Reserve for Obsolescence	(617,287)	(487,494)
Net	$3,972,543	$3,349,098

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015

Accrued Wages and Related Costs	$90,316	$102,792
Accrued Compensation	358,719	358,719
Accrued Professional Services	193,196	89,000
Accrued Warranty Obligations	55,511	64,002
Accrued Interest	345,546	109,984
Other Accrued Expenses	10,000	10,000

Total	$1,053,288	$734,497

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding. The amounts were $358,719 as of September 30, 2016 and December 31, 2015. The related interest amounts on the officers’ accrued compensation included in Accrued Interest were $131,687 and $97,801 respectively as of September 30, 2016 and December 31, 2015. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. The related interest expense amounts for the nine months ended September 30, 2016 and 2015 were $28,492 and $29,340 respectively.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2016 were as follows:

Accrued Warranty Obligations at December 31, 2015	$64,002
Reductions for Settling Warranties	(58,320)
Warranties Issued During Period	49,829

Accrued Warranty Obligations at September 30, 2016	$55,511

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

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. As at September 30, 2016 and December 31, 2015 a total of 45,100 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the closing of the Series A Private Placement on January 2, 2015, holders of approximately 86% of outstanding warrants issued by the Company in its 2013 public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil on January 2, 2015 and reclassified into stockholders equity under Additional Paid-in Capital.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2016:

	Total	Level 1	Level 2	Level 3

Warrant Liability	$297,919	$—	$—	$297,919
Total liabilities measured at fair value (Long-Term)	$297,919	$—	$—	$297,919

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2015:

	Total	Level 1	Level 2	Level 3
Warrant Liability	$240,786	$—	$—	$240,786
Total liabilities measured at fair value (Long-Term)	$240,786	$—	$—	$240,786

Fair value – December 31, 2015	$240,786

Change in fair value for the period of warrant derivative liability	57,133

Fair value – September 30, 2016	$297,919

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	September 30, 2016	December 31, 2015
Assumptions for Pricing Model:
Expected term in years	1.85	2.60
Volatility	116%	103%
Risk-free interest rate	0.88%	1.06%
Expected annual dividends	None	None

Fluctuations in the variables used in calculating the value of the Company’s derivative liability could have a significant impact on the resulting valuation.

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2016	December 31, 2015

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2013 over 48 months. The note carries a 0% interest rate.	$24,459	$59,917
The note carries a 0% interest rate, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	(2,109)	(21,085)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per year and is secured by a subordinated position in all the assets of the Company.	—	16,958
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required prior to maturity. The notes carry a 5% interest rate, payable upon the notes’ maturities. Both the principal plus accrued interest is convertible into shares of the Company’s common stock at $2.25 per share, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	1,591,739	1,915,155
Convertible, Senior Secured Notes Payable Issuance Costs of $139,340, net of accumulated amortization. The estimated aggregate amortization expense is approximately $11,000 for the remainder of fiscal 2016 and approximately $20,000 in the following fiscal year.	(31,207)	(66,074)
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that was subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	(249,173)	(621,531)

	1,333,709	1,283,340
Less: Amount Due Within One Year	(1,333,709)	(55,790)

Amount Due After One Year	$—	$1,227,550

The calendar year aggregate maturities for all long-term debt exclusive of discounts as of September 30, 2016 are as follows:

Total Aggregate Maturity For Period	Amounts

2016	$24,459
2017	1,591,739
Total Required Principal Payments Exclusive of Debt Discounts	1,616,198
Total Unamortized Debt Discounts and Deferred Costs	(282,489)

Total Net Long-Term Borrowings as of September 30, 2016	$1,333,709

Of the Convertible, Senior Secured Notes, a total of $323,415 were converted into 143,740 shares of common stock and a total of $18,620 of accrued interest on these Notes were converted into 8,276 shares of common stock during the nine months ended September 30, 2016. As a result of conversion, $47,811 of unamortized discounts were written off and included in Amortization of Senior Term Debt Discount for the nine months ended September 30, 2016.

Note 7 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 — Capital Stock

Preferred stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of September 30, 2016 and December 31, 2015, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on September 30, 2016 and December 31, 2015.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of September 30, 2016, total accumulated and unpaid preferred dividends were $2,717,773. As of December 31, 2015, total accumulated and unpaid preferred dividends were $1,514,081. There were no declared preferred dividends owed as of September 30, 2016 or December 31, 2015.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of September 30, 2016 and December 31, 2015. There were 17,478,177 and 16,087,951 shares of common stock issued and outstanding as of September 30, 2016 and December 31, 2015, respectively. On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share. Total gross proceeds from the public offering were $6,612,500. Net proceeds after underwriting discounts and commissions and other offering expenses payable by Vuzix were $5,764,695.

Note 9 — Stock Warrants

A summary of the various changes in warrants during the nine-month period ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	535,091	$2.43
Issued During the Period	—	—
Exercised During the Period	(15,000)	3.00
Expired During the Period	—	—

Outstanding at September 30, 2016	520,091	$2.37

The outstanding warrants as of September 30, 2016 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 1.5 years.

A total of $45,000 in cash was received from warrant exercises for the nine months ended September 30, 2016. During the nine months ending September 30, 2015 a total of 553,250 warrants were exercised on a cash basis resulting in proceeds of $1,262,626.

Note 10 — Stock Option Plans

A summary of stock option activity for the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2015	1,022,789	$4.59
Granted	60,750	6.27
Exercised	(1,000)	2.60
Expired or Forfeited	(31,523)	5.58

Outstanding at September 30, 2016	1,051,016	$4.65

The weighted average remaining contractual term for all options as of September 30, 2016 and December 31, 2015 was 7.0 years and 7.6 years respectively.

As of September 30, 2016, there were 569,692 options that were fully vested and exercisable at a weighted average exercise price of $4.93 per share. The weighted average remaining contractual term on the vested options is 7.1 years.

As of September 30, 2016 there were 482,324 unvested options exercisable at a weighted average exercise price of $4.34 per share. The weighted average remaining contractual term on the unvested options is 7.0 years.

No options were exercised for cash during the nine months ended September 30, 2016 and 2015. There were 1,000 options exercised on a cashless basis during the three months ended September 30, 2016.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2016, the Company had approximately $2 million of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 1.6 years.

The aggregate intrinsic value that would have been received by the option holders had all holders exercised their options on September 30, 2016 was $4,791,846. The value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2016 and the exercise price, multiplied by the number of in-the-money stock options). The amount of this aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The following summary table shows the assumptions used to the fair value of options granted during the nine-month period ended September 30, 2016 and their estimated value:

• Expected term in years	7.9 years
• Volatility	107.2 - 109.7%
• Risk-free interest rate	1.28 - 1.68%
• Expected annual dividends	None
• Fair value of options issued	$333,434

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

Future minimum payments required under operating lease obligations as of September 30, 2016 are as follows:

Total Minimum Lease Payments
2016 (3 months remaining)	$92,849
2017	346,039
2018	335,248
2019	335,248
2020	279,373
Total	$1,388,757

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the nine months ended September 30, 2016 and 2015 totaled $371,239 and $65,065, respectively.

Note 13 — Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory” which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Current U.S. generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but do not recognize assets and liabilities for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in an effort to reduce (i) the potential for diversity at initial application and (ii) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” in an effort to reduce existing diversity in practice related to the classification of certain cash receipts and cash payments on the statements of cash flows. The guidance addresses the classification of cash flows related to, among other things, distributions received from equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in our accounting policies for the nine-month period ended September 30, 2016.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display and computing devices that are worn like eyeglasses and feature built-in video screens that enable the user to view video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products, known commercially as Video Eyewear, Smart-Glasses, Augmented Reality (AR) and Virtual Reality (VR) products contain micro video displays that offer users a portable high-quality viewing experience. Our wearable display products provide virtual large high-resolution screens, that can fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for VR and AR applications, in which the wearer is either immersed in a computer generated world or has his real world view augmented with computer generated information or graphics. Our Smart Glasses are a new category of wearable displays that have much of the capabilities of a smartphone including wireless internet access but are worn like glasses which allow for hands-free operation ideal for enterprise users. We produce both monocular and binocular devices. Vuzix wearable displays are designed to work as standalone devices or with mobile electronic devices, such as cell phones, laptop computers, tablets, portable media players and gaming systems.

All of our wearable display products feature high performance miniature display modules, low power electronics and related optical systems. Our Smart Glasses products also feature powerful mobile computers, camera, voice recognition, and WiFi/Bluetooth radios for wireless communications. We produce both monocular and binocular wearable display devices that we believe are leading solutions for many mobile computer or video viewing requirements. We focus on the consumer markets for gaming, VR and mobile video uses, while our Smart Glasses and AR products are directed primarily to the enterprise, commercial, and medical markets. The consumer electronics and mobile phone accessory markets in which we compete have been subject to rapid technological change including the rapid adoption of tablets, larger screen sizes and display resolutions on mobile phones, along with declining prices on these products, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a competitive position in microdisplay electronics, waveguides, ergonomics, packaging, motion tracking and optical systems.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers, an updated standard on revenue recognition. The ASU will supersede most of the existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which a company expects to be entitled in exchange for transferring goods or services to a customer. This ASU also amends the required disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that period. Early adoption is permitted for annual periods beginning after December 15, 2016. The Company is determining its implementation approach and evaluating the potential impacts of the new standard on its existing revenue recognition policies and procedures.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory” which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Current U.S. generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but do not recognize assets and liabilities for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” in an effort to reduce (i) the potential for diversity at initial application and (ii) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a Consensus of the Emerging Issues Task Force)” in an effort to reduce existing diversity in practice related to the classification of certain cash receipts and cash payments on the statements of cash flows. The guidance addresses the classification of cash flows related to, among other things, distributions received from equity method investees. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company has not yet completed its assessment of the impact that the adoption of ASU 2016-15 will have on its consolidated financial statements.

There are no other recent accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2016 and 2015.

	3 Months Ended September 30,
	2016	2015	Dollar Change	% Increase (Decrease)

Sales of Products	$582,549	$890,629	$(308,080)	(35)%
Sales of Engineering Services	—	79,750	(79,750)	(100)%

Total Sales	582,549	970,379	(387,830)	(40)%

Cost of Sales — Products	819,116	612,346	206,770	34%
Cost of Sales — Engineering Services	—	31,900	(31,900)	(100)%

Total Cost of Sales	819,116	644,246	174,870	27%

Gross Profit (Loss)	(236,567)	326,133	(562,700)	(173)%
Gross Profit (Loss) %	(41)%	34%

Operating Expenses:
Research and Development	2,177,957	944,426	1,233,531	131%
Selling and Marketing	839,947	469,443	370,054	79%
General and Administrative	1,274,698	1,120,982	153,716	14%
Depreciation and Amortization	196,370	88,285	108,085	122%

Loss from Operations	(4,725,089)	(2,297,003)	(2,428,086)	106%

Other Income (Expense)
Interest Income	8,144	12,621	(4,477)	(35)%
Other Taxes	(19,124)	(30,443)	11,319	(37)%
Foreign Exchange (Loss) Gain	(13,781)	287	(14,068)	(4,902)%
Loss on Fixed Asset Disposal	(25,890)	—	(25,890)	(100)%
(Loss) Gain on Derivative Valuation	(59,120)	58,239	(117,359)	(202)%
Amortization of Senior Term Debt Discount & Financing Costs	(167,020)	(127,716)	(39,304)	34%
Interest Expense, net of Interest Income	(33,981)	(40,956)	6,975	(17)%

Total Other Income (Expense)	(310,772)	(127,968)	(182,804)	143%

Loss Before Income Taxes	(5,035,861)	(2,424,971)	(2,610,890)	108%
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	$(5,035,861)	$(2,424,971)	$(2,610,890)	108%

Sales.    There was an overall decrease in product sales for the three months ended September 30, 2016 over the same period in 2015 of $308,080 or 35%. The reduction was primarily the result of a 40% decrease in sales of the M100 Smart Glasses over the 2015 period. After the announcement of the new M300 at CES in January 2016, many customers have delayed further purchases of our smart glasses until we commence shipping the M300. Pre-order deposits for the new M300 and new orders of our M100/M300 migration packages have primarily resulted in deferred revenues and will not be recognized as revenues until those units ship to the customer. Our iWear Video Headphone sales were 29% of product revenues for the three months ending September 30, 2016 versus $0 in the same period in 2015 when it was not yet available. Revenues from this product line have continued to be constrained due to production difficulties, particularly with the tight component tolerances required to manufacture a high quality product. For the 2015 comparative period, approximately 5% of total product revenues came from the Wrap series of AR products which was discontinued in the summer of 2015, and as a result no such product revenues were reported in the 2016 period. In summary, monocular smart glasses and waveguide product sales were 69% of total product revenues versus 86% in the prior year’s period.

Sales from our engineering programs for the three months ended September 30, 2016, were $0 as compared to $79,750 over the same period in 2015.

Cost of Sales and Gross Profit (Loss).   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The decreased net gross profit (loss) percentage earned in the three months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of lower sales levels to absorb many of our relatively fixed manufacturing overheads and amortization costs along with the fact that we earn significantly lower gross margins on iWear as compared to our smart glasses and prior Wrap AR products. Manufacturing overhead costs increased primarily due to use of temporary contract labor for iWear rework costing $39,723 and increased rent and utility cost allocations of $42,220 due to our larger plant. Freight costs continued to be substantially higher for the 2016 period as compared to 2015. As our new iWear product is bulkier and heavier and ships in a larger retail package than our prior products, the costs of air shipments have become prohibitively material now that production volumes from China have risen. We are switching to sea transport in the fourth quarter of 2016 as we expect the volumes of shipments to increase. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	3 Months Ended September 30, 2016	As % Related Sales	3 Months Ended September 30, 2015	As % of Related Sales	Dollar Change

Product Cost of Sales	$297,240	51%	$287,302	32%	$9,938
Freight Costs	141,011	24%	58,914	7%	82,097
Manufacturing Overhead	226,034	39%	127,988	14%	98,046
Warranty Costs	26,662	5%	30,020	3%	(3,358)
Amortization of Software Costs	71,613	12%	71,612	8%	1
Software Royalties	56,556	10%	36,510	4%	20,046

Total Cost of Sales – Products	$819,116	141%	$612,346	69%	$206,770

Gross Profit (Loss)– Product Sales	$(236,567)	(41)%	$278,283	31%	$(514,850)

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

Research and development costs were $2,177,957 for the 3 months ending September 30, 2016 as compared to $944,426 and for the three months ended September 30, 2015, an increase of $1,233,531 or 131%. Comparing the research and development costs for the three months ending September 30, 2016 versus the same period in 2015, there was an increase in 2016 salary, benefits and stock compensation expenses and recruitment costs of $271,827, primarily the result of additional R&D staff versus the same period in 2015, offset partially by a $42,581 reduction in hiring and recruitment fees; an increase in project development and research costs of $884,102 primarily related to the new M300 and the beginning of production design for manufacturing refinement activities on the M3000 Smart Glasses with our contract manufacturer who will ultimately produce the unit; an increase in $57,917 in rent and utility costs related to the expanded R&D portion of our new corporate facilities; an increase of $62,792 in external research related consulting fees; and a $24,959 decrease in travel costs related to fewer international visits to our China and our North American M300 contract manufacturer by our development teams.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, PR agency fees, website costs and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the three months ended September 30, 2016 by $370,054 or 79% as compared to the same period in 2015 primarily due to the following factors: higher salary, commissions, benefits and stock compensation expenses related to new staff additions totaling $137,576 domestically and in Europe; increased trade show costs of $71,329 during the quarter versus the same period in 2015 due to more frequent attendance at shows, including our first booth this September 2016 at IFA Germany; increased public relations costs of $50,687 due to the hiring of a second PR firm; a $34,131 increase in advertising and promotional expenses; a $25,126 increase in travel costs and a $15,675 increase in software subscriptions, primarily for CRM; partially offset by a $19,370 decrease in website costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs increased by $153,716 or 14% for the three months ended September 30, 2016 as compared to the same period in 2015 primarily because of: increased IR activities and shareholder communications costs of $145,719; $144,631 increase in professional fees, with the majority being for SOX consultants retained to assist management in designing and implementing improvements in our financial reporting controls and accruals for expected additional audit fees, as compared to the same period in 2015 when no such consultants were retained; increased legal fees of $18,265; partially offset by a $170,679 decrease in salaries, benefits and stock compensations expenses, primarily the result of reductions in stock award expense; and a decrease in travel expenses of $22,940.

Depreciation and Amortization.   Depreciation and amortization expense for the quarter ended September 30, 2016 was $196,370 as compared to $88,285 in the same period in 2015, an increase of $108,085. The increase in depreciation and amortization expense is due to new investments in depreciable assets at our new facility and new product tooling that took place after the quarter had ended September 30, 2015 during the second half of 2015.

Other Income (Expense).  Total other expense was $310,772 for the three months ended September 30, 2016 compared to an expense of $127,968 in the same period in 2015. The increase in expenses was primarily the result of a loss of $59,120 on the derivative liability valuation mark-to-market revaluation for the 2016 period versus the prior 2015 quarter gain of $58,239 and a increase of $39,305 in senior debt discount and issuance expense amortization for the 2016 period versus 2015.

Provision (Benefit) for Income Taxes. There were no provisions for income taxes for the three months ended September 30, 2016 or 2015.

Comparison of Nine months ended September 30, 2016 and September 30, 2015

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2016 and 2015.

	9 Months Ended September 30,
	2016	2015	Dollar Change	% Increase (Decrease)

Sales of Products	$1,367,766	$2,014,015	$(646,249)	(32)%
Sales of Engineering Services	139,500	193,331	(53,831)	(28)%

Total Sales	1,507,266	2,207,346	(700,080)	(32)%

Cost of Sales — Products	2,069,964	1,590,284	479,680	30%
Cost of Sales — Engineering Services	39,060	77,332	(38,272)	(49)%

Total Cost of Sales	2,109,024	1,667,616	441,408	26%

Gross Profit (Loss)	(601,758)	539,730	(1,141,488)	(211)%
Gross Profit (Loss) %	(40)%	24%

Operating Expenses:
Research and Development	5,121,713	2,191,624	2,930,089	134%
Selling and Marketing	2,627,543	1,172,252	1,455,291	124%
General and Administrative	3,350,441	5,079,131	(1,728,690)	(34)%
Depreciation and Amortization	549,244	226,472	322,772	143%

Loss from Operations	(12,250,699)	(8,129,749)	(4,120,950)	(51)%

Other Income (Expense)
Interest Income	20,923	12,621	8,302	66%
Other Taxes	(53,749)	(44,508)	(9,241)	21%
Foreign Exchange (Loss) Gain	(21,267)	1,335	(22,602)	(1,693)%
Loss on Fixed Asset Disposal	(25,890)	—	(25,890)	100%
(Loss) Gain on Derivative Valuation	(57,133)	(968,467)	911,334	(94)%
Amortization of Senior Term Debt Discount & Financing Costs	(426,201)	(670,689)	244,488	(36)%
Interest Expense, net of Interest Income	(101,075)	(118,693)	17,618	(15)%

Total Other Income (Expense)	(664,392)	(1,788,401)	1,124,009	(63)%

Loss Before Income Taxes	(12,915,091)	(9,918,150)	(2,996,941)	(30)%
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	$(12,915,091)	$(9,918,150)	$(2,996,941)	(30)%

Sales.    There was an overall decrease in product sales for the nine months ended September 30, 2016 over the same period in 2015 of $646,249 or 35%. The decrease was primarily the result of a 36% decrease in sales of the M100 Smart Glasses. After the announcement of the new M300 at CES in January 2016, many customers have delayed further purchases of our smart glasses until we commence shipping the M300 Smart Glasses. Pre-orders for the new M300, including migration packages, are included primarily as deferred revenues and will not be recognized as revenues until those orders are finally shipped to the customer. Our iWear Video Headphones sales were 17% of product revenues for the nine months ending September 30, 2016 versus nil in the same period in 2015 when it was not yet available. Revenues from this product line continue to be constrained due to production difficulties, but production capacities are consistently improving. For the 2015 comparative period, approximately 7% of revenues came from the Wrap AR series of products which was discontinued in the summer of 2015, whereas no such product revenues were reported in the 2016 period. Sales of waveguide related component sales were 2% of total product revenues versus 11% in the prior period, partially due to customers awaiting shipments of the next generation of waveguides.

Sales from our engineering services programs for the nine months ended September 30, 2016, were $139,500 or 9% of total revenues as compared to $193,331 or 9% of total sales in the same period in 2015.

Cost of Sales and Gross Profit (Loss).   Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The decreased net gross profit (loss) percentage earned in the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of lower sales levels to absorb many of our relatively fixed manufacturing overheads and amortization costs; as well as increased manufacturing overhead costs of $159,482 due to additional staff and larger plant facilities costs, component material scrapping costs of $89,523 related to iWear Video Headphones in the first quarter of 2016; significantly lower gross margins in iWear compared to our smart glasses and previous Wrap AR products; as well as a $209,758 increase in freight costs for the 2016 period as compared to 2015. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	9 Months Ended September 30, 2016	As % Related Sales	9 Months Ended September 30, 2015	As % of Related Sales	Dollar Change

Product Cost of Sales	$795,616	58%	$671,375	33%	$124,241
Freight Costs	355,965	26%	146,207	7%	209,758
Manufacturing Overhead & Labor	542,072	40%	382,590	19%	159,482
Warranty Costs	49,829	4%	75,091	4%	(25,262)
Amortization of Software Costs	214,838	16%	214,838	11%	—
Software Royalties	111,644	8%	100,183	5%	11,461

Total Cost of Sales – Products	$2,069,964	151%	$1,590,284	79%	$479,680

Gross Profit (Loss)– Product Sales	$(702,198)	(51)%	$423,731	21%	$(1,125,929)

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

Research and development costs were $5,121,713 as compared to $2,191,624 for the 9 months ending September 30, 2016 and 2015 respectfully, an increase of $2,930,089 or 134%. Comparing the research and development costs for the nine months ending September 30, 2016 versus the same period in 2015, there was an increase in 2016 salary, benefits and stock compensation expenses of $991,870, primarily the result of additional R&D staff versus the same period in 2015; a $62,253 reduction in new staff recruitment fees; an increase in project development and research costs of $1,628,370 primarily related to the new product development for the M300 Smart Glasses and to a smaller extent the M3000, with the majority of these amounts being spent with outside contractors which assisted in the development work; an increase in $177,639 in rent and utility costs related to the expanded R&D portion of our new corporate facilities; an increase of $120,501 in external research related consulting fees for optics and waveguide research; and a $32,877 increase in travel costs related to our China based iWear production contractor and development work at our new contractors facility of our forthcoming M300 Smart Glasses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, PR agency fees, website costs and sales commissions paid to full-time staff and outside consultants. These costs increased overall for the nine months ended September 30, 2016 by $1,455,291 as compared to the same period in 2015 primarily due to the following factors: higher salary, commissions, benefits and stock compensation expenses related to new staff additions totaling $416,330 in both North American and Europe; increased trade show costs of $390,958 due to larger exhibit booth sizes and show rentals and attendance several additional major trade shows during the year versus the same period in 2015; increased public relations costs of $238,074 due to the hiring of an additional PR and marketing service firm as compared to the 2015 period; new 2016 period video production costs of $63,143; a $161,171 increase in website costs including additions to our main new corporate and European websites; a $91,980 increase in travel costs; and a $32,121 increase in rent and utility costs and allocations with our new corporate offices.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs. These costs decreased by $1,728,690 or 34% for the nine months ended September 30, 2016 as compared to the same period in 2015 primarily because of: lower compensation expense related to stock awards totaling $1,375,000 to our officers and directors awarded in January 2015; a $44,021 decrease in travel costs; decreased IR activities and IR consultant fees of $407,822 resulting from reductions in compensation awards of shares and warrants for these services as compared to the 2015 period; $99,598 decrease in legal fees, primarily related to a stock award made to our attorneys in January 2015; partially offset by: an increase of $20,367 in fees paid to our external board members as compared to the 2015 period when lower fee arrangements were in place; a $192,593 increase in accounting and audit fees, with the majority of the change being for SOX consultants retained to assist management in designing and implementing improvements in our financial reporting controls and accruals for expected additional external audit fees, as compared to the same period in 2015 when no such consultants were retained; and increased rent and occupancy costs of $36,937 due to our larger corporate offices.

Depreciation and Amortization.   Depreciation and amortization expense for the nine months ended September 30, 2016 was $549,244 as compared to $226,472 in the same period in 2015, an increase of $322,772. The increase in depreciation and amortization expense is due to new investments in depreciable assets at our new facility as well as new product tooling costs that took place during the second half of 2015 and for the current 2016 period.

Other Income (Expense).  Total other expense was $664,392 for the nine months ended September 30, 2016 compared to an expense of $1,788,401 in the same period in 2015. The $1,124,009 reduction in expenses was primarily the result of a loss of $57,113 on the derivative liability valuation mark-to-market revaluation for the 2016 period versus a loss of $968,467 in the same nine-month period of 2015, and a reduction of $244,488 in senior debt discount and issuance expense amortization for the 2016 period versus 2015, due primarily to ongoing debt conversions.

Provision (Benefit) for Income Taxes. There were no provisions for income taxes for the nine months ended September 30, 2016 or 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash and cash equivalents of $5,941,661, a decrease of $5,935,396 from $11,877,058 as of December 31, 2015.

At September 30, 2016 we had current assets of $11,071,515 compared to current liabilities of $4,354,048 which resulted in a positive working capital position of $6,717,467. At December 31, 2015, we had current assets of $16,530,211 compared to current liabilities of $1,802,122 which resulted in a working capital position of $14,728,089. Our current liabilities are comprised principally of accounts payable, accrued expenses and the current portion of convertible debt.

Operating Activities. We used $10,038,160 of cash for operating activities for the nine months ending September 30, 2016 and $8,874,705 in the same period in 2015, primarily the result of an increased operating loss after adding back non-cash items. The major changes in operating assets and liabilities for 2016 resulted from a $623,445 increase in inventories, a $223,135 increase in prepaid expenses, a $206,409 decrease in accounts receivable and a $622,119 increase in accounts payable. The major operating items for the nine-month period ending September 30, 2015 were a $1,122,184 increase in vendor component deposits, a $849,958 increase in inventory and a $281,034 increase in accounts receivable, offset by a $1,785,638 decrease in accounts payable.

Investing Activities.   Cash used in investing activities was $1,654,516 for the nine months ending September 30, 2016 as compared to $719,753 in the same period in 2015. During the nine months ending September 30, 2016, $1,551,141 was used primarily for the purchase of fixed assets for our new clean room equipment for our new manufacturing facility as well as additions to product tooling for the M300 and computer equipment additions, as compared to spending of $553,448 for the same period in 2015, primarily for the purchase of manufacturing equipment and mold tooling, as well as computer equipment additions. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $103,375 in the nine-month period ending September 30, 2016 and $166,305 in the same period in 2015.

Financing Activities.   We generated $5,757,279 of cash for financing activities for the nine months ending September 30, 2016 as compared to generating $25,581,713 of cash from financing activities in 2015. For the 2016 period, financing activities consisted of a public offering of 1,150,000 shares of common stock, resulting in proceeds after offering expenses of $5,764,695, repayment of $52,416 in notes payable and the receipt of $45,000 from cash warrant exercises. During the nine months ended September 30, 2015, the primary sources of cash from financing activities were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation, less direct offering costs of $214,169 and the cash proceeds of $1,262,626 from warrant exercises.

Capital Resources.   As of September 30, 2016, we had a cash balance of $5,941,661.

The net loss for the nine months ending September 30, 2016 was $12,915,091. The Company incurred annual net losses of $13,427,478 in 2015 and $7,868,858 in 2014, and has an accumulated deficit of $70,503,959 as of September 30, 2016. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, debt service and capital expenditures. On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share. Total net proceeds from the public offering were $5,764,695, after underwriting discounts and commissions and other offering expenses payable by Vuzix. On January 2, 2015 we closed a Series A Preferred Stock sale to Intel Corporation, for an aggregate purchase price of $24,813,000. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to significantly increase. In the fourth quarter of 2016, the Company will begin shipping new models and products as compared to its offerings in the prior years. We will also introduce a waveguide based smart glasses product, the M3000 in late spring 2017 that leverages heavily from the M300 design and electronics. However, if these new products are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

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

In regards to our ongoing capital needs, management intends to limit further growth over the next 4 quarters in our levels of spending on sales and marketing as well as research and development activities. We intend to reduce our attendance at tradeshows in 2017, invest less in tradeshow booths, reduce our spending on external marketing services, as well as curtail any further growth in our sales force until the sales of our new product dictate a compelling need to meet demand. In the area of research and development activities, we intend to reduce reliance on external contractors for engineering and design services over the next year. Fortunately, we will be leveraging much of the prior development work on the M300 up to the waveguide based M3000 smart glasses and as a result we expect that new product’s development costs to be less than half the original M300 smart glasses. Additionally, for the B3000 smart sunglasses, we have already reached a well-designed stage utilizing primarily Vuzix personnel and not the costlier external design services utilized on the M300, and it will soon be ready to commence manufacturing tooling. The B3000 is also based on waveguides and will utilize the same Cobra II projector engines we designed and had built in 2016 for the upcoming M3000 waveguide smart glasses. As a result, we expect the costs and other resources needed to bring these products to market in 2017 will likely be less than our 2016 spending. Further as the costs over the last 12 months to bring our new corporate office and manufacturing facilities up to our requirements has been concluded, we expect our capital spending in these areas to be lower in 2017.

Operationally in 2016, although we are now able to produce high quality iWear Video Headphones, we continue to have component tolerance issues that are reducing yield problems with certain optical components which has limited our overall manufacturing yields. As a result, we have not been able to produce at anywhere near our planned production rates. We have a focused effort on improving the parts yield issues and we have just recently opened a second production line in Asia; as a result, production volumes have been rising. Despite these production challenges we continue to experience solid customer interest in Vuzix iWear and we have finally begun to implement our broader planned marketing and sales activities around iWear, inclusive with a focus on using our iWear as an all-digital and low latency companion product FPV drone and other FPV remote control vehicle users. As we have approximately $1,900,000 in component inventories for iWear, representing approximately 70% of their cost to build around 7,500 units already paid for in our supply chain due to these production issues, we expect to draw down this inventory and convert it into cash with ongoing iWear sales. Such iWear sales will contribute more to our cash flow than just the normal gross margins earned would generate.

The announcement of our new M300 Smart Glasses products slowed our M100 Smart Glasses sales throughout 2016 and has delayed further pilots and roll-outs by many enterprise customers that prefer to employ the latest proven technology. And as there are many improvements offered by the upcoming M300 Smart Glasses, customers have been waiting. The commencement of our promotional package in February 2016 that allowed such customers to easily upgrade their new M100 purchase to an M300 when it is available or place pre-order deposits for the M300 has most of these sales recorded as deferred revenue or deposits, approximately $350,000 as of September 30, 2016. Final engineering verifications and regulatory testing is near complete as of the date of this quarterly report, and we expect volume commercial shipments of the M300 to start taking place before the end of November.

We have thus far not made any real adjustments in the selling prices of our existing M100, but we expect we may do so once the M300 gains strong traction. We had approximately 2,500 M100 Smart Glasses in stock or as work in progress as of September 30, 2016, representing approximately $700,000 in paid for inventory. If the M100 prices are lowered as contemplated, but only to a level where Vuzix still generates positive gross margins, this would allow more price sensitive customers to work with Vuzix smart glasses and see their positive impact on their operations. Many thereafter would be expected to ultimately upgrade to the M300 or M3000 smart glasses in the future.

We are continuing our waveguide development and ramp up for volume production by mid-2017. Positive further strides are being made in waveguide performance, clarity, component materials and tightly controlled replication techniques.

Regarding our new waveguide based products, the M3000 waveguide smart glasses have been released to production engineering for tooling and should commence volume production by summer 2017. We expect to release the Blade 3000, a proposed model name for our first fashion smart sunglasses, by fall of 2017.

We believe our existing cash and cash equivalent balances and reductions in spending on new product releases, along with lower cash requirements for future operations as sales of the new products accelerate, will, if we successfully implement our operating plan, be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued operating losses for the next two quarters. There can, however be no assurance that we will be able to generate positive cash flows from operations in the near future or thereafter.

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

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. As part of its evaluation, our management has evaluated whether the control deficiencies related to the reported material weaknesses in internal control over financial reporting continue to exist. As of September 30, 2016, we had completed the development, and implemented many of the changes in controls and procedures that we believe are necessary to remediate the material weaknesses. However, we have not completed the assessment and testing of those changes in controls and procedures that we believe are necessary to conclude that the material weaknesses have been remediated and, therefore, our management has concluded that we cannot assert that the control deficiencies relating to the reported material weaknesses have been effectively remediated. As a result, our CEO and CFO have concluded that our disclosure controls and procedures were ineffective as of September 30, 2016.

In light of the foregoing conclusion, we undertook additional procedures in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this filing. Accordingly, management believes that our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

Except for the actions described above that were taken to address the material weaknesses, there were no changes in our internal controls during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sale of Unregistered Securities –

 During the three months ended September 30, 2016 we issued 632 shares of common stock upon the cashless exercise of stock options to an employee of the Company.

During the three months ended September 30, 2016, we issued 142,015 shares of common stock upon conversion of convertible notes in the principal amount of $304,500 and $15,035 of accrued interest.

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

VUZIX CORPORATION

Date: November 14, 2016	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

