Form 10-K
period 2016-12-31
Vuzix Corp
filed 2017-03-16
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35955

Vuzix Corporation

( Exact name of registrant as specified in its charter )

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2016 was approximately $95,110,000 (based on the closing price of the common stock of $7.55 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 16, 2017, there were 20,206,400 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2017 annual meeting of stockholders.

 ii

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements include statements concerning:

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

Company Overview

We are engaged in the design, manufacture, marketing and sale of wearable display devices also referred to as head mounted displays (or HMDs), in the form of Augmented Reality (AR) glasses, Virtual Reality (VR) glasses and Smart Glasses. (These devices are also known as, Video Eyewear, head mounted wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs). Our wearable display devices are worn like eyeglasses and contain a varying degree of features such as built-in video screens and audio. These devices also often include cameras, sensors, and a computer, that enable the user to view and interact with video and digital content, such as movies, computer data, the Internet or video games. Our wearable display products provide virtual large high-resolution screens and present a virtual image to the user through our proprietary optics and projection engines. Using these optics and displays, our wearable display devices provide a virtual image that appears to the wearer similar in size to the image from a typical smart phone screen at arm’s length away, all the way to models that offer wall sized home theatre screens. For example, when viewed through our optics, a high-resolution 0.24-inch diagonal microdisplay can provide a viewing experience comparable to that on a 125-inch diagonal television screen viewed at ten feet.

Our Smart Glasses, are designed to work standalone or as a peripheral to the smartphone and, have many of the same capabilities of the smartphone itself, allowing them to be used as a hands free wearable computer. Our products can be used as a wearable substitute for large-screen televisions, desktop computer monitors or tablets. Additionally, our Smart Glasses models allow users to utilize many smartphone applications while keeping their smartphones in a pocket or purse. Users of mobile devices sometime employ tablets and smartphones to replace their personal computer or console game systems while they are outside their homes or offices. Our wearable display products enable users of these mobile devices to effectively view the entire screen on a small, eyeglass-like device allowing real world interaction while viewing the screen.

We believe some of the most promising future uses of wearable displays are Smart Glasses and Augmented Reality (AR) glasses where virtual 3D computer-generated objects and information are superimposed to enhance real-world views. This see-through capability is accomplished using a see-through optic, such as our waveguide optics or digitally with a forward-looking camera. Our wearable displays can also be used for virtual and augmented reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics as is typical in enterprise applications.

In the past, see-through HMDs displayed the real world using semi-transparent mirrors placed in front of the user’s eyes. These HMDs were large and bulky and as a result, they had little mass-market appeal. We have developed thin optics, called waveguides, that are fully see-through and enable miniature display engines to be mounted in the temples of the HMD, which allows the form factor of the Smart Glasses to be comparable to conventional eyeglasses. Our Smart Glasses and AR Glasses are designed for all day use cases and are small enough to fit in a user’s pocket or purse.

 With hands free wearable computers like our M300 and M100 Smart Glasses, the user has the capability to merge virtual information with the real world, known as Augmented Reality (AR). With this capability, we have the potential to penetrate many new markets in the consumer and enterprise markets. An example of AR is the yellow “first down” line seen in television broadcasts of American football games, in which the line the offensive team must cross to achieve a first down is superimposed on the field itself. The real-world elements are the football field and players; the virtual element is the yellow line. We believe see-through wearable displays will enable this kind of experience on Smart Glasses running their own native AR applications, virtually anywhere and anytime. Our Smart Glasses product line can run these kinds of applications natively as they have much of the capabilities of a smartphone built into them; including running full operating systems like Alphabet Inc.’s (Google company parent) Android.

Our History

Historically, we have focused on three markets: the consumer markets for gaming, entertainment and mobile video, smart glasses products for enterprise, and rugged mobile displays for defense markets. From 2003 to 2009, we sold a line of monocular (single eye) wearable displays products called the M920, which were discontinued in 2009 and replaced with a monocular high-resolution wearable display model called Tac-Eye. This product was ruggedized and designed to clip onto a pair of ballistic sunglasses, helmets or conventional safety goggles.

In June 2012, we sold the assets that produced products and provided services, directly and indirectly, to military organizations and defense organizations including the Tac-Eye product line. Accordingly, we now focus primarily on the enterprise markets and consumer entertainment.

In the fourth quarter of 2013, we began selling our first waveguide-based HMD that had see-through displays that enabled a level of AR use within the industrial research sector. The M2000AR was equipped with tracking sensors, hi-resolution camera, HDMI interface, and see-through waveguide based optics that could be mounted to hardhats or goggles. Since the introduction of the M2000 AR, we have significantly improved our waveguide based technology and are preparing to launch a new generation of waveguide based AR Smart Glasses in 2017.

In January 2014, we received an Innovations Design and Engineering Award for the M100 Smart Glasses at the January 2014 Consumer Electronics Show (CES). In early 2014, we started selling M100 Smart Glasses, a new category of wearable displays that is currently aimed at enterprise customers. Our first monocular pair of Smart Glasses includes a wearable computer and has much of the capabilities of a smartphone including wireless internet access, GPS, Android OS and more, and are worn like a pair of glasses. We also produce both monocular and binocular wearable displays devices that are not “smart”. This version of our wearable display products is designed to be tethered to electronic devices, such as smart phones, laptop computers, tablets, Blu-ray players, portable media players and console gaming systems.

In December 2015, we began shipping the Vuzix iWear Video Headphones (iWear) which included support for VR applications. The iWear was the recipient of four CES 2015 awards. The iWear features dual HD Displays and revolutionary nano-optics that provide the equivalent experience of a 125" home television from 10 feet and allow the wearer to play games, interact with apps, watch 2D, 3D and 360°VR movies and even fly drones. iWear is completely portable and battery-driven so that the user can enjoy it at home or on-the-go and it delivers a one-of-a-kind experience.

At CES in January 2016, we introduced two new prototype models of our monocular Smart Glasses products; the M300 and the M3000 Monocular Waveguide Smart Glasses. The M300 represents our next generation Smart Glasses model with significantly improved ergonomics and technical features, such as hot swappable batteries, Intel Atom processor running Android 6.0, and much more, all in a ruggedized form designed specifically for enterprise and industrial use. The M300 and M3000 Smart Glasses can connect to the cloud to deliver digital content directly to and from the job site and connecting it “overlaid” onto the real world. The M3000 was honored at CES 2016 and 2017 for its innovative design and engineering, and is our next-generation waveguide based AR wearable display for the enterprise sector. The M3000 features improved display resolution and employs our advanced waveguide optics that allow see-through operation for more advanced augmented reality applications.

In January 2017, we introduced our Blade 3000 Smart Sunglasses at CES 2017. The Blade 3000 was a winner of four international CES 2017 innovation awards. The lightweight Blade 3000s are the first Smart Sunglasses featuring style, performance and advanced waveguide optics for hands-free computing and connectivity. The Blade 3000s are ideal for mobile applications including social media, navigation, augmented reality and HD photography and videography. These new smart glasses will allow users to see and augment the real world as if looking through a conventional pair of fashionable eyeglasses.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of head mounted wearable displays including AR glasses, VR glasses and Smart Glasses solutions. We intend to offer our products across major markets, platforms and applications. We will strive to be an innovator in designing near-eye wearable display devices that can enable new mobile video viewing, general entertainment and AR and VR applications.

To maintain and enhance our position as a leading provider of wearable displays for augmented reality, video viewing and smart glasses, we intend to:

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

The Market

Current mobile display technology is almost universally based on direct view screens. These displays for mobility purposes are designed to be small and make portability easy. At the same time, these displays must be held by the user and depending on their size, it can be difficult for these displays to produce human readable high resolution content without magnification, which reduces screen resolution, or they must be held at a reasonably close reading distance. Our products are aimed at solving these problems by creating hands-free virtual large screens that are interactive and fit in tiny packages (eyeglasses).

The wireless and entertainment industry has evolved considerably, and continues to do so. The mobile phone, once simply a means to communicate by voice while “on-the-go,” has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile technology is redefining the way people interact with their world, both at work and play, and it has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe that interactive AR content will significantly change the way mobile products are used and how content is delivered to the user. We believe head worn wearable displays that are hands free and can connect the digital world to the real world have the ability to change the entire paradigm and future of the computing industry. AR based wearable display and Smart Glasses have the ability to enable experiences that have never been possible with handheld or desktop devices and as a result, they have valuable uses that cannot be experienced any other way.

Our business focuses on enterprise and industrial markets and the mobile consumer entertainment and gaming markets. The demand for head worn wearable displays in these markets is being driven by such factors as:

•	Increasing demand for Internet, social media, and cloud services’ access “anywhere, anytime”.
•	An increasing number of hands-free enterprise, commercial and medical applications for which our products are well suited and, when wearable display products are employed for these use cases, a significant ROI is typically achieved.
•	We believe the growing use of AR applications on hand held devices such as smartphones and tablets will drive the need for a head worn wearable display solutions to replace the need to hold up handheld devices to use the applications.
•	Video gaming around the world continues to grow even as more users migrate a greater portion of their game time to mobile devices. We believe that our Virtual Display technologies can significantly increase user satisfaction with gaming applications by engaging the user with a large high resolution mobile screen that also enables stereoscopic imagery and interactive head tracking.

Target Markets

Our target markets and applications by major sector are:

Enterprise

Our Smart Glasses products are currently focused on the enterprise, industrial and medical markets. These Smart Glasses products run native Android applications within the glasses that, for example, allow them to stream video in real-time, which is very useful for many Enterprise applications. Our Smart Glasses are being used for numerous applications including: remote camera viewfinder displays and wearable computer displays, viewing of wireless sensor data, quality assurance and assembly check list, providing hands-free access to manuals and other information and for on-site, in-the-field maintenance, warehouse pick and place, servicing, training and education. We have built an eco-system of Value Added Resellers (VARs), established a growing number of system integrators and have garnered infrastructure support from leading mobile device management companies.

Consumer

We believe that there is an increasing demand for high-resolution, interactive 3D displays to enjoy content such as VR 360 videos, movies, entertainment and the Internet in mobile environments and as a secondary display in the home. We also believe that there is a need for high-resolution, interactive, stereoscopic 3D display devices for use with desktop computers, consoles, tablets and other gaming products. We believe that viewing mobile device gaming on smaller direct view screens is not a satisfactory experience for many consumers when compared to laptop computers and gaming consoles. Both VR and AR are difficult to implement using traditional desktop computer monitors and televisions but can be successfully implemented with appropriately equipped wearable displays. Our wearable display products enable both AR and VR applications for the end user.

Augmented Reality for all Markets

We offer smart wearable display products that enable development and deployment of AR applications. AR Smart Glasses enable its wearer to see computer-generated information, graphics or images projected into the real world environment or upon an object that the user is observing. Thus, whether in the warehouse, on the factory floor, or in-the-field, users while wearing the AR Smart Glasses may access a manual, tutorial, or image that is connected to the task at hand and that will assist them in completing that task, while also viewing their current surroundings and nearby objects.

We anticipate AR applications will include the following areas:

•	Field service, warehousing, and maintenance;
•	Quality assurance;
•	Inspections in the field or on the plant floor;
•	Task support for industrial, manufacturing and medical applications;
•	Advanced navigation both for the enterprise and consumer markets;
•	Social networking;
•	Location and scene based entertainment and education applications;
•	Mobile commerce and visual search applications; and
•	Real time language translation.

Additional possible applications of AR-enabled Smart Glasses include hands free alerts, messaging, location and context sensitive information and social interaction.

Products

We now produce and sell two main types of wearable display products: Smart Glasses for a variety of enterprise and commercial users and applications, including AR; and Video Viewing glasses, for on-the-go users as mobile displays for entertainment, gaming as well as support for stepping into virtual worlds, simulations & VR gaming. Our products are available with varying features, including with and without application running computer processors, and are offered as either monocular or binocular display systems. Our Smart Glasses have many of the capabilities of a smartphone such as cameras and computer processors that can allow applications to be run directly in the Smart Glasses, enabling cloud connected applications through a wireless link directly with the glasses. We believe we provide one of the broadest range of wearable display products for AR, VR and Smart Glasses available in the market and that our products contain some of the most advanced electronics, ergonomics, and optics for their target markets and uses. Our products include:

Binocular Wearable Display Products

Our binocular wearable displays products, built and offered over the last 10 years, have included several models with differing native resolutions and virtual screen sizes. Our binocular wearable displays products contain two microdisplays (a separate display for each eye), typically mounted in a frame attached to eyeglass-style temples or stereo headphones. These products enable mobile and hands-free private viewing of video content on screens that simulate home theater-sized screens, all of which support 3D video applications. These products can be employed as mobile high-resolution displays with products such as smartphones with video output capability, laptop computers, tablet computers, portable DVD/Blu-Ray players, game consoles and personal digital media/video players. Our current model, the iWear Video Headphones, was first released in December 2015 and was the winner of 4 CES innovation awards in 2015. It is an HDMI based wearable display featuring a 125" equivalent big screen experience (from 10 feet away) with dual high-definition displays combined with audio and head tracking capabilities for use with many VR titles and 360°VR movies. The iWear can also be used with drones and allows their pilots to have a HD first person view of piloting the drone.

Monocular Wearable Display Products

 Monocular products, due to their single eye display are best used for push notifications and “information snacking”. Typically, monocular products have smaller fields of view that result in less information display capability and no stereoscopic 3D or depth information.

In early 2014, we began selling our first monocular pair of Smart Glasses, the M100, which was designed for the enterprise, industrial, commercial and medical markets. The Vuzix M100 Smart Glasses are an Android-based wearable computer, enhanced with a wearable monocular display and onboard processor, recording features and wireless connectivity capabilities designed for commercial, professional, and consumer users. Vuzix M100 Smart Glasses serve up the digital world “hands free”, offering access to information, data collection and more. The M100 provides enhancements to existing workflows and opens new opportunities in industrial, medical, retail, supply chain, remote help desk, and many more aspects of customers’ businesses. An integrated head tracking and GPS system can not only provide apps with a customer’s location but even the direction and angle of their current view for unprecedented situational awareness. Voice, button press, and hand gesture controls gives unprecedented versatility to navigate the M100 in almost any working environment. Its pre-installed apps can be used to record and playback still pictures and video, track timed events, manage your calendar, link to a phone and more. The M100 is compatible with thousands of existing Android apps, and easy access to developer resources enables the creation of custom apps to suit virtually any need. Ergonomic yet rugged, the M100 is currently in large scale productive use in fields such as telemedicine, remote help desk, warehouse, utilities, manufacturing, and more.

We introduced two new models of our monocular Smart Glasses products and prototype models at the January 2017 CES. The M300 and the M3000 Monocular Waveguide Smart Glasses. The M300 is an updated design with enhanced functionality and wearability to follow on the popular Vuzix M100. The new Vuzix M300 is not a departure from the M100 product, but rather a next generation model with significantly improved ergonomics and technical features, such as hot swappable batteries, Intel Atom processor running Android 6.0, and much more, all in a ruggedized form designed specifically for enterprise and industrial use. The M300 entered volume production in February 2017 and will be broadly available by spring 2017. The second model, the M3000 was honored at CES 2016 and 2017 for its innovative design and engineering, and is our next-generation waveguide based wearable eyewear for the enterprise sector. The M3000 features improved display resolution and employs our advanced waveguide optics that allow see-through operation for more advanced augmented reality applications. The M3000 uses many of the same components as the new M300 and should achieve commercial production by Fall 2017. Both of these smart glasses can connect to the cloud to deliver digital content directly to and from the job site and connecting it “overlaid” onto the real world.

The Blade 3000 Smart Sunglasses will also be offered as a monocular system and ultimately as binocular AR version in 2018. Future versions will include increased resolutions, more powerful computers and our thin waveguide see-through optics.

Augmented Reality Products

Augmented Reality wearable displays provide the user a live, direct or indirect, view of a physical, real-world environment whose elements are “augmented” by computer generated sensory input such as sound, video, graphics or GPS data. Those systems also contain head tracking technology, which enables the user to look around the environment being viewed by moving his or her head which in turn sends that information back to the computer which then adjusts the computer generated AR image accordingly. AR wearable displays typically include built-in cameras that can be used to overlay images connected to the real world as well as measure and track gestures and the physical environment of the AR wearer.

Our Smart Glasses are an intelligent wearable computing systems specifically designed to enable computing and AR cloud connected information to the real world. The embedded cameras in our Smart Glasses are used for recording and/or seeing the real world. Input and control of our smart glasses consist of using the wirelessly connected smartphone, gesture sensor, speech recognition voice control, a series of built in sensor for head motion and in some cases or gesture sensors. We are building an eco-system of developers around these smart glasses and anticipate that most of the software being developed can be used on future generations of our smart glasses. Cloud or internet-connected Smart Glasses applications are being created for manufacturing, medical, field maintenance and repair, training, gaming and social media uses for both our monocular and binocular smart glasses product lines.

Custom Solutions and Engineering Solutions

We have in the past provided fully integrated wearable display systems, including head mounted displays, human computer interface devices, near-eye display related engineering services and wearable computers to commercial, industrial and defense customers. As a result of the sale our defense division in June 2012, we no longer pursue general engineering services work with defense or security organizations. In early 2015, we completed our last U.S. Navy Research labs waveguide engineering contract and have no active programs with the U.S. Department of Defense.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our products tend to have one to three year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with external consultants and our customers to continue our product development efforts. Our primary development efforts are focused on optics, projection engines, displays, low-power electronic designs, firmware and wearable software, and the design and ergonomics of wearable displays. Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. During 2016 and 2015, we spent $6,947,878 and $3,595,437, respectively, on research and development activities. We expect to increase our research and development expenditures in the future and as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may do so in the future.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve upon the weight, ergonomics, optical performance, see-through capabilities, luminance, power efficiency, compactness, field of view and resolution of the current generation of virtual displays and display components. “Early technology adopters” have been the majority of the purchasers of our consumer wearable display products to date and similarly within the enterprise customer base most recently. However, our near-to-eye virtual display technology has been gradually improving in performance and we believe is starting to meet the high expectations of both the enterprise and the consumer mass markets with respect to screen resolution, computer power, image size and ergonomics. We expect to continue to improve our products through our ongoing research and development and advancements made by our third party suppliers of key components.

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

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to advanced optics systems including passive and active see-through imaging waveguides; micro-projection display engines; high resolution scanning displays; motion tracking systems; and specialized software drivers and applications for video eyewear displays. We also have a portfolio of trade secrets and expertise in nano-imprinting using quartz mold substrates, Nano structure Ultra Violet (UV) embossing, and engineering tool sets for the design and manufacturing of diffractive waveguide optics.

We believe that display engines are also important for commercializing wearable displays. We have developed proprietary micro DLP based engines (code name – Cobra II) and laser modulated engines designed specifically for our waveguide optics solutions. These next generation waveguides and display engines have allowed us to shrink the entire assembly to a module that will fit in the space available in a typical off-the-shelf pair of sports sunglasses. We anticipate launching several new waveguide based products in 2017 and beyond, with the first being our CES 2017 Innovation award winning Blade 3000 Smart Sunglasses.

We entered into a technology license agreement with Nokia Corporation in August 2011 for their Exit Pupil Expanding (EPE) optics technology. Under the agreement, we perform on-going research and development on the EPE optics and are expected to manufacture and bring to market components and products containing the licensed technology. In addition, we will provide Nokia with the ability to purchase products and components which incorporate the licensed technology. The EPE technology is an important foundation of our diffraction based waveguide optics technology.

Major technologies that we employ in our products include:

Hardware Technology

Virtual Display Technology (including Lens Technology and Optics Assemblies)

Microdisplay optics represent a significant cost of goods for both us and our competitors. This cost is a function of the physical size of the microdisplay and the cost of the supporting optics. Smaller microdisplays are less expensive to produce but they require larger and more sophisticated optics to make near-eye systems that have no user adjustments, large fields of view and very low distortion specifications. Larger displays require less magnification and less complex optics, but the optics with display become very bulky and the displays are significantly more expensive to manufacture. To improve our wearable display’s fashion and ergonomics, we are developing thin and lightweight optics that can be integrated with very small microdisplays that we expect will closely match conventional eyewear frames in size and weight. These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable display solutions.

See-Through Waveguides:   We are developing passive, dynamic and diffractive optics based waveguides that are the basis for some of our future slim wearable display AR and smart glasses products. Our dynamic waveguides use index modulated liquid crystal material to switch beam steering gratings built in a thin glass window to scan an image into the user’s eye. We are also developing passive optical display engine that uses a ~1.2 mm thick see-through blade of glass or plastic with an ultra-compact micro display engine to magnify and focus the light from a display into a user’s eye. The development goal with these waveguides is to create AR based wearable displays that will appear to others as practically indistinguishable from today’s conventional sunglasses by most every measure, including comfort, size, weight and ergonomics. We have also entered into a technology license agreement with Nokia Corporation for their Exit Pupil Expanding (EPE) optics technology.

Custom Display Engines: We have patents and patents pending on modulated laser based display engines and IP around micro DLP display engines. Our Cobra II micro DLP engine is one of the smallest volume engines built around DLPs. We are also performing research and development work on laser engines to drive scanned images into holograms, with the goal of such systems to offer next generation waveguides capable of 100 plus degree fields of view. Both the display engine and waveguide optic combine into a single monolithic design that we believe will enable us to produce low cost, HD resolution displays in a form factor that will be integrated into frames similar in size to ordinary sunglasses.  Our upcoming M3000 Smart Glasses and Blade 3000 Smart Sunglasses will both utilize the Cobra II DLP engine and latest waveguide optics.

Nanoimprinting: We continue to develop a portfolio of trade secrets and expertise in nanoimprinting. From quartz substrate molds with unique nano-structured grating surfaces built into them to UV embossing, and engineering tool sets for the design of diffractive waveguide optics. These trade secrets deal with the manufacture of molds through to volume production UV embossing. We believe these technologies are essential to the production of our ~1.2 mm thick see-through lenses which we believe are the cornerstone to making fashionable eyeglass-styled Smart Glasses.

 System level Engineering: To design wearable display solutions that are the size of conventional sunglasses requires an integrated approach. No single piece of technology can stand on its own. Vuzix engineering teams work together to integrate optics, electronics, displays, industrial design and more to solve some of the biggest challenges in the wearable display engineering chain. The level of integration between these disciplines is significant and has resulted in new intellectual properties for Vuzix that we believe set us ahead of the competition. Such know-how includes, for example, not only how to design a miniature display engine but also how it couples into a waveguide, right through to the physical structure of the grating on the surface of the waveguide and how the angle of the waveguide might fit in the glasses and the coupling optics allow that flexibility. All of these items need to be taken into account individually and as a whole to create designs that allow the technology to “disappear” in a pair of glasses.

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

Our general practice is to file patent applications for our technology in the United States, Europe, Japan, and in additional countries, including Canada and China for inventions which we believe have the greatest potential. We file and prosecute our patent applications in pursuit of the most extensive fields of protection possible including, where appropriate, the application of the relevant technology to the broader display industry.

We believe that our intellectual property portfolio, coupled with our key supplier relationships and accumulated experience in the personal display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, and patents are critical to our success, and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment and non-competition agreements.

Our technologies enable us to provide low-cost, small form factor, high-resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 51 issued U.S. and foreign patents and 39 pending U.S. and foreign patent applications. We are also currently preparing several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents will expire on various dates from May 13, 2017 to July 6, 2041. In addition, in connection with our sale of our defense division in 2012, we received a worldwide, royalty free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have seven registered U.S. trademarks, 42 trademark registrations worldwide and two pending international trademark applications.

Competitors and Competitive Advantage

The personal display and mobile device industry in which we operate is highly competitive. We compete against both direct view display technology and near-eye/wearable display technology and to a lesser extent smart phones and tablets. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, augmented reality capabilities, ergonomics, style, hands free capabilities and, finally, the interactive capabilities of the overall display system.

Many of our competitors’ products for mobile use are based on direct view display systems in which the user views the display device, or screen, directly without magnification. These products have several disadvantages compared to near-eye virtual displays and our wearable display products. If the screens are large enough to read a full conventional internet page or HD video without external magnification or image zooming, the products must be large and bulky, such as laptops, tablets, personal computers. If the displays are small, such as those incorporated in smartphones and smart watches, the screens can be difficult to read when displaying higher resolution content. Despite the limitations of direct view personal displays, smartphones, smart watches and other wearables are being produced in ever increasing volumes by a number of manufacturers, including Google (Alphabet), Nokia Corporation, Sony, Blackberry, Samsung Electronics Co., Ltd., LG Electronics, Apple Inc. (Apple), Microsoft, Garmin, Fitbit, Qualcomm, Chinese based and focused firms, and others. We expect that these large and well-funded companies, as well as newer entrants into the marketplace, will make products that are competitive with ours based on improvements to their existing direct view display technologies or on new technologies. Examples of new display technology include foldable displays, e-ink, flexible OMLEDs, see-through LCD displays and laser scanners and projectors. The displays on the latest smart phone and tablets provide very high resolution and are proving effective as mobile direct view personal displays for a variety of applications, including many that were once considered applications where Video Eyewear was superior. Additionally, the introduction of smart phone holders in goggle-worn systems like the Samsung Gear VR and dozens of Asian manufacturers, provide yet another view for users to get a very large screen experience from a 5” to 6” smart phone screen.

Aside from direct view displays, we also have competitors who produce near eye personal displays, or wearable displays. For the past decade most of such products were mainly low-resolution, bulky in size, poor ergonomically, costly, and heavy in their power requirements. We believe that most of our competitors’ wearable display products have inferior optics, marginal electronics and poor industrial design and that, as a result, our wearable display products are superior to those of many of our competitors in both visual performance, ergonomics and most importantly wearability.

Competition - Binocular Video Viewer Wearable Display Products

Vuzix competitors in the binocular wearable display space using microdisplays include Carl Zeiss, Seiko Epson (Epson), Sony, Avegant, Osterhout Design Group (ODG), and Fat Shark. Some of these firms are new and others have discontinued or sold off their products in this area, including Sony, Epson and Carl Zeiss. Sony decided in the spring of 2015 to discontinue their HMZ product line. We believe these competitive products were not well received due to their bulky and non-user-friendly designs. There are a number of smaller companies that have products that compete with our Video Viewer wearable display products. In the past they have generally used binocular display modules (BDM) produced by Kopin Corporation. Kopin offers binocular display modules of varying resolutions to original equipment manufacturers (or OEMs). Those modules are designed for easy customization by OEMs and include microdisplays, backlights, optics and optional drive electronics. Similar products are offered by other microdisplay manufacturers. The availability of those BDMs has greatly reduced the investment required for new competitors to enter the business. Currently, Kopin BDMs are primarily used by Asian-based wearable display manufacturers. We believe that the products produced by those manufacturers have one or more of the deficiencies described above. Kopin does not currently compete with Vuzix at the retail level. Kopin is also our primary supplier of microdisplays.

As an alternative to microdisplay based head worn display systems, most manufacturers have moved to using larger display panels that are typically found in smart phones as the heart of their products. A Facebook unit, Oculus has been shipping its large field of view VR goggle HMD called the Oculus Rift since spring 2016. HTC in partnership with software developer Valve, introduced it higher-end VR system called the HTC Vive, which today is considered the premium VR offering. Sony after dropping their HMZ product, decided to develop a VR goggle system specifically for its PlayStation 4 game console, which began shipping in October 2016.

Additionally, numerous manufacturers now offer head worn goggle attachments for smart phones, the first being Google Cardboard. These devices contain simple optics that allow the user to insert their smart phone into the device and view their phone screen very close to their eyes. Others like the Samsung Gear VR and the Carl Zeiss VR One can offer an inexpensive way for owners of compatible smart phones to experience virtual reality. In the fall of 2016, Google introduced its Daydream goggle headset which allows Android smart phones to be inserted to create a reasonable VR experience. The product is priced under $100 and includes a wireless controller to allow the wearer to navigate and play VR games. We believe all these units are very bulky relative to the wearer’s head, offer limited, but improving resolution to each eye, and often have less than clear optical performance across their viewing area. While acceptable for VR games and 360 videos, they are less than satisfactory as a big-screen video viewer due to ‘screen-door’ and other optical distortions. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

Other companies that have stated their intention to enter this market when their product development is complete with either finished products or components with optics and display engines are Lumus and Microvision Corporation. At recent CES tradeshows, Lumus demonstrated several see-through HD optics engines in a pair of Video Eyewear. Although they appear to be designed into several OEM competitors’ products, they appear to have not yet announced a product that is ready for high volume production. Microvision has also announced that they are currently focused on the Pico projection markets, as described below, and that they are not planning to introduce a wearable display solution.

Another product incorporating recently developed technology is a handheld projector that utilizes micro-displays and optics to project digital images onto any nearby viewing surface, such as a wall. These devices are referred to as pocket projectors or pico projectors and are designed to overcome the limitations of the native small screen on smartphones and other mobile devices. Pico projectors use either liquid crystal on silicon displays (LCOS) or color lasers to create their image. We believe pico projectors have had higher unit sales to date than wearable display primarily because of their cost advantage and higher resolutions.

In the AR markets, there are few competitors with most of this market currently pointed at the very high-end researcher market. Companies either offering products or intending to do so in this area include the Microsoft Hololens, Meta, ODG, Sony, Epson, Atheer, Darqri, Magic Leap and CastAR. Today many of these products are fairly bulky and tethered to an external controller. Many are being sold as AR Smart Glasses and are currently targeted at enterprise and academic researchers. The most complete and functional systems today are Hololens and the ODG products.

Further, industry bloggers have speculated that companies such as Apple and Google may offer or support AR wearable display products in the near future, but, to date, no specific product launch details have been officially announced.

Competition - Monocular Smart Glasses and Wearable Display Products

Although several companies produce monocular wearable displays, we believe that sales of their products to date have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Competitors in these markets include Liteye Systems, Inc., Lumus, Shimadzu Corporation, Sony, Kopin, Zebra Technologies (inclusive of business unit formerly part of Motorola), Creative Display Systems, Brother, Google, LLC, Garmin BAE Systems, Six-15 Technologies, LLC (the purchaser of our defense division), Lenovo, Optinvent, Rockwell and Collins, Inc.. Google’s wearable display device, named Google Glass, was a headset product with similar form and function to our M100 Smart Glasses. In 2015, Google stopped selling its first version of Glass and we believe introduced privately a second generation of Google Glass, which had better performance, but recent industry rumors indicate this product version has been discontinued also. Several Japanese electronics companies including Hitachi, Toshiba, Murata, Sony, Westunitis, and Olympus have or had announced monocular smart glass systems for industry, but some like Toshiba have decided to withdraw from marketing and sales of these systems. There are also several Chinese based companies that have been showing monocular smart glasses products but their sales activities thus far have been somewhat limited and focused in Asia. We expect that we will encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

There is competition in all classes of products manufactured by us, including from divisions of large companies and many small companies. Our sales do not represent a significant share of the market for any class of products. The principal points of competition for these products include, among other factors: price, product performance, the availability of supporting applications, the experience and brand name of the particular company and history of its dealings in such products. We believe that our monocular products match or exceed the display products currently offered by our competitors.

Sales and Marketing

Sales

Our strategy is to sell our products components both directly and through distributors and value added resellers (VARs) and on a select basis to original equipment manufacturers (OEMs). As a result, we have distinct strategies for the sales of our products.

In the smart glasses and AR markets, we are focused on the enterprise space and as such are building strategic marketing relationships with software firms to address and support enterprise customers. We are in parallel developing a VAR network with leading companies in various vertical markets from warehousing to field service to medical. As these VARs finish their value added software and services offerings, we expect them to roll out their finished solutions to their customer base. Some, after qualification, are being designated a Vuzix Industrial Partner or VIP. Such VIP partners gain early access to our new Smart Glasses hardware, receive first access to the initial commercial shipments, and get access to co-marketing support, discounts and much more. We are also supporting select larger key accounts with our in-house direct sales team. For our smart glasses, we are also developing an ecosystem with application developers from around the world. We have introduced our own hosted application store where our smart glass customers can download and purchase applications and software developer kits. We have and continue to host developer “hackathon” events with partner companies like NTT docomo and AT&T.

On the consumer side, our products are targeted at applications such as video viewing, gaming and Virtual Reality. We are selling our iWear Video Headphones directly to consumers and recently expanded those activities to select distributors, and to online retailers worldwide. We also have built a multi-national sales channel with offices in the UK and Japan that spawned sales into over 50 countries over the last several years. As we broaden our markets, we will continue to expand on these strategies for each of our target application areas and markets. Finally, we regularly attend industry trade shows in our application markets.

We currently sell our products internationally through distributors, resellers, online stores and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the EU. In Japan, we have a branch sales and service office in Tokyo, and a small warehouse outside of Tokyo. We employ two full-time staff in Japan. We have a wholly owned subsidiary, Vuzix (Europe) Limited, through which we conduct our business in the EU and Middle Eastern markets. Resellers in 50 countries placed orders with us during the last two years. We maintain a small European sales office in Oxford, England staffed by two sales consultants as well as a further sales consultant who is located in Spain. For customer support and warehousing, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU.

We believe that the technical nature of our potential OEM products such as microdisplays and display projections, demands close relationships with such customers. Our sales and marketing staff, assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. We believe these contacts are vital to the development of a close, long-term working relationship with our customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends. We also participate in industry specific trade shows and conferences.

Marketing

Our marketing group is responsible for product management, planning, advertising, marketing communications, and public relations. We have an internal public relations effort in the U.S. and have currently retained an external public relations firms for the U.S. market. One for our consumer focused products and the other for our enterprise smart glass products. In the UK, we employ a public relations firm part-time. We also employ marketing firms to help prepare brochures, packaging, tradeshow messaging and advertising campaigns, again focused on either the consumer or enterprise markets. All of our products are currently sold under the Vuzix brand name. We seek to have Vuzix become known as one of the premier suppliers of wearable display products for video viewing, smart and AR glasses. We plan to undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	case studies on successful enterprise uses of smart glasses and AR;

•	product and technology views for our website and social media;

•	enhancement and maintenance of our Website, Web Store and Social Media sites;

•	internet and web page advertising and targeted emails;

•	public relations;

•	print advertising, catalogs and point of purchase displays; and

•	trade shows and event sponsorships.

Consumer

We engage in a variety of marketing efforts that are intended to drive customers to our products and to grow awareness of our AR Smart Glasses and wearable displays in general. Public relations and product videos are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our marketing efforts for the next 12 months on:

•	distinguishing our wearable display and Smart Glasses product categories from current competitors and by offering products with superior performance and optics to those of our competitors;

•	working with third party software developers to support the unique capabilities of our new products; and

•	creating brand awareness with the press and general public of Vuzix and its products, with particular emphasis on our new forthcoming waveguide based products.

Our wearable display products are currently primarily sold directly to consumers and at times through select specialty retailers, online retailers such as Amazon, through catalogue offerings and through third party North American distributors including D&H. Our website, www.vuzix.com is an important part of our direct sales efforts.

Engineering Services and OEM Products

We primarily solicit sales of our engineering services programs and OEM component requests directly and usually in response to inbound inquiries. We do not typically offer “works for hire” services at Vuzix but rather offer our services to opportunities that could result in advancing our technology or end up in a long-term supply or OEM relationship. We believe we have established a solid reputation for quality, performance and innovation for near-eye virtual display systems that will be attractive to many types of commercial users that want to leverage our services and products within their businesses. Attendance at industry trade shows, conferences and application white papers are tools we use to generate customer interest.

Our design and engineering staff are actively involved with customers during all phases of prototype design through production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance.

Employees

As of March 16, 2017, we had 50 full-time employees in North America: 6 in sales and marketing, distribution, and customer service; 24 in research and development and engineering services support; 11 in manufacturing, operations and purchasing; 1 in quality assurance; and 8 in accounting, management, IT, and administration. We also work with a group of sub-contractors, mainly for industrial and mechanical design assistance in the Rochester, New York area. To further our waveguide research development, we work with various commercial and academic researchers in the United Stated and Finland. In Japan, we have 2 full-time employees and in the Europe we have 2 full-time contractors in England and 1 in Spain to manage our European sales and marketing activities.

History - Corporate

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

In 1997, we changed our name to Kaotech Corporation. In 1998, we changed our name to Interactive Imaging Systems, Inc. In 2004, we changed our name to Vicuity Corporation and then to Icuiti Corporation. In 2007, we changed to our current name, Vuzix Corporation. None of these name changes were the result of a change in our ownership control.

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

We reported a net loss of $19,250,082 for the year ended December 31, 2016, and we reported a net loss of $13,427,478 for the year ended December 31, 2015. We have an accumulated deficit of $94,541,168 as of December 31, 2016.

We may not achieve or maintain profitability in the future. We will need to increase sales in order to achieve and maintain profitability. In addition, we expect that our expenses relating to product development and research, sales and marketing, as well as our general and administrative costs, may increase. If we do not achieve and maintain profitability, our financial condition will ultimately be materially and adversely affected and we would eventually be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

RISK FACTOR SECTION

In preparing our consolidated financial statements, our management determined that our disclosure controls and procedures and internal controls over financial reporting were ineffective as of December 31, 2016 and 2015, which could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of December 31, 2016, our management has determined that our disclosure controls and procedures and internal control over financial reporting, while extensively remediated in 2016, have not been in operation long enough to demonstrate the repeatability and sustainability of their effectiveness in all areas. Accordingly, management has concluded that material weaknesses continued to exist as of December 31, 2016.

During 2016, we hired additional staff and made extensive use of consultants to assist management with implementing improved controls. We implemented remedial measures throughout our financial reporting areas that address our disclosure controls and procedures and internal controls during our 2016 fiscal year. If other material weaknesses or significant deficiencies in our internal control are discovered or occur, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, and we may be subject to class action litigation. Any failure to address the ineffectiveness of our disclosure controls and procedures could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting and our disclosure controls and procedures that are required to be included in our annual report on Form 10-K. Internal control deficiencies and ineffective disclosure controls and procedures could also cause investors to lose confidence in our reported financial information. We can give no assurance yet that all the measures we have taken will on a permanent and sustainable basis remediate the material weaknesses in our disclosure controls and procedures or that any other material weaknesses or restatements of financial results will not arise in the future due to a failure to maintain adequate internal control over financial reporting or adequate disclosure controls and procedures or circumvention of these controls. In addition, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.

The market for head worn display devices, including Video Eyewear and Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, LG Electronics (LGE), HTC, Lenovo, and large software and other products companies such as Google, Microsoft, Facebook and Snap. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with channel partners;

•	access to larger established customer bases;

•	greater resources to fund research and development and to make acquisitions;

•	larger intellectual property portfolios; and

•	the ability to bundle competitive offerings with other products and services.

Moreover, smartphones, tablets and new wearable devices with ever growing larger video display screens and computing power have significantly improved the mobile personal computing experience. It is possible that, in the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Fitbit, Google, Snap, Garmin, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any of which could substantially harm our business and results of operations.

Our lack of long-term purchase orders and commitments from our customers may lead to a rapid decline in our sales and profitability.

All of our customers issue purchase orders solely at their own discretion, often shortly before the requested date of shipment. Our customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, our current customers may decide not to purchase products from us for any reason. If those customers do not continue to purchase our products, our sales volume and profitability could decline rapidly with little or no warning.

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

We rely on and will continue to rely on technologies (including microdisplays) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us. We are attempting to mitigate this risk by exploring ways to develop our own microdisplay technologies using LED and laser scanning displays, but there can be no assurance that we will be successful in doing so.

If we fail to keep pace with changing technologies or are unable to anticipate customer preferences, our business and results of operations may be materially adversely affected.

Rapidly changing customer requirements, evolving technologies and industry standards characterize the consumer electronics, mobile devises, smart phone, and display industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences.

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

Another product incorporating recently developed technology is a handheld projector that utilizes microdisplays and optics to project digital images onto any nearby viewing surface, such as a wall. These devices are referred to as pocket projectors or Pico projectors and are designed to overcome the limitations of the native small screen on smartphones and other mobile devices. As a result, we view Pico projector as a competitive alternative to our mobile displays. Pico projectors use either liquid crystal on silicon displays (LCOS), digital light processing displays (DLP) or color lasers to create their image. To date, we believe Pico projectors have had higher unit sales than Video Eyewear primarily because of their cost advantage, which results from their requiring only a single display. Pico projectors have recently been incorporated into cellular phones in an effort to produce a shareable large screen that is easier to view.

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

In addition to competing with direct view displays, we also compete with microdisplay-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc., Sony, Epson, Google, Brother International, 5DT Inc., eMagin Corporation, Facebook (Oculus VR), Avegant, Kopin Corporation (Kopin), Lenovo, HTC, MicroVision, Inc. (Microvision), Lumus Ltd. (Lumus), Kaiser Electro Optics Inc., ODG, Toshiba, Razer, Garmin, Optinvent, HTC Value, LGE, TDG Acquisition Company, LLC, and Accupix of Korea. Samsung since September 2014 has been shipping a head worn goggle frame, called the Gear VR which allow users to mount their smart phones inside it to create an Oculus content compatible immersive VR system. There are similar smart phone mounting and viewing systems now available from a variety of manufactures ranging from simple ones like the Google Cardboard and their latest Daydream smart phone holder, which can turn compatible android phones into a display device complete with an interactive controller for VR content. Numerous other start-up companies have announced their intentions to offer AR smart glass and VR products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer or support VR and AR Video Eyewear products in the near future. Microsoft in 2015 introduced its Hololens project, a head worn AR smart glass helmet with transparent holographic optics. Another new company, Magic Leap says it is working on a head-mounted virtual display system for AR applications; however, no details have been public regarding its technical capabilities or release date.

The Gear VR, Zeiss VR One, and even Google Daydream and Cardboard utilize the wearer’s existing smart phone rather than microdisplays, which reduces the cost of these VR systems substantially, assuming the customer already owns the compatible smart phone. Such systems can be also be used for playing games and watching videos, making them a competitive and lower cost alternative to our iWear Video Eyewear products for big screen viewing on a smart phone. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies and near-eye products that are more affordable or have more or more desirable features than our technology. If our products are unable to capture a reasonable portion of the personal display market, our business strategy may fail.

Our business and products are subject to government regulation and we may incur additional compliance costs or, if we fail to comply with applicable regulations, may incur fines or be forced to suspend or cease operations.

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the European Union, or EU, China and other jurisdictions in order to be sold in those jurisdictions. Our smart glasses products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states. This directive restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with the RoHS Directive requirements, we cannot provide assurance that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain materials used in the manufacturing of our products.

As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to determine, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Our products will likely experience rapidly declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

In the markets in which we compete, prices of established consumer electronics display and mobile products tend to decline significantly over time. In order to maintain our profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

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

Unauthorized parties may attempt to copy or otherwise use aspects of our processes and products that we regard as proprietary. Policing unauthorized use of our proprietary information and technology is difficult and can be costly, and our efforts to do so may not prevent misappropriation of our technologies. We may become engaged in litigation to protect or enforce our patent and other intellectual property rights or in International Trade Commission proceedings to abate the importation of goods that would compete unfairly with our products and, if unsuccessful, these actions could result in the loss of patent or other intellectual property rights protection for the key technologies on which our business strategy depends.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 51 issued U.S. and foreign patents and 39 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We generally provide a one-year warranty on all of our consumer and enterprise products, except in the European Union, or EU, where we are required to provide a two-year warranty on all of our consumer products. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.

Our dependence on sales to VARs, resellers, and distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

We expect the majority of our various reseller relationships for our Video Eyewear and Smart Glasses products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product through to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

In the recent past, the economies in the United States and elsewhere have experienced periods of slower economic activity, large and growing government debt levels and operating deficits, energy cost fluctuations, decreased consumer confidence, reduced corporate profits and capital spending, and adverse business conditions. Any worsening of the current global economic and financial conditions could materially adversely affect (i) our ability to raise, or the cost of, needed capital, and (ii) demand for our current and future products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

Our results of operations may suffer if we are not able to successfully manage our increasing exposure to foreign exchange rate risks.

A substantial majority of our sales and cost of components are denominated in U.S. dollars. As our business grows, both our sales and production costs may increasingly be denominated in other currencies. Where such sales or production costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

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

We purchase product components from our suppliers, engage third party contract manufacturing firms to perform electronic circuit board and cable assemblies. While in the past we have performed the final assembly of our products ourselves in our Rochester, New York facility, and we did so for the start of our M100 Smart Glasses production, we recently began having it and our iWear Video Headphones assembled, in China. We expect to continue to have final assembly of most of our products performed externally: however, we intend to use our new West Henrietta, New York facility primarily for the production of waveguides and their related display engines. Some final assembly initial production runs of new products may also continue at our Henrietta plant. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, export controls, export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political instability in the countries in which our suppliers operate, particularly in China, Korea and Taiwan;

•	changes or volatility in currency exchange rates;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and/or their ability to continue expanding into international markets.

Terrorism and the uncertainty of future terrorist attacks or war could reduce consumer and business confidence which could adversely affect our operating results.

Terrorist acts or acts of war may cause damage or disruption to our facilities, information systems, vendors, employees and customers, which could significantly harm our sales and results of operations. In the future, fears of war or additional acts of terrorism may have a negative effect on consumer confidence or consumer discretionary spending patterns, as well as have an adverse effect on the economy in general including enterprise customers. This impact may be particularly harmful to our business because we expect significant portions of our business to rely heavily on discretionary consumer spending and consumer confidence levels.

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

The U.S. Foreign Corrupt Practices Act (FCPA) the U.K. Bribery Act 2010 (U.K. Bribery Act) and similar anti-bribery and anticorruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

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

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations” in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation expense, software development costs, derivatives and fair value measurements, excess and obsolete inventory write-downs, warranty reserves, and long-lived assets.

The SEC is conducting an informal inquiry relating to us.

On May 24, 2016, we received a letter from the SEC, dated May 19, 2016, notifying us that the SEC is conducting an informal inquiry relating to us, and requesting that we produce certain documents relating to our internal control over financial reporting. We have produced the requested documents and thus far have not received requests for additional information. If, in connection with this informal inquiry, the SEC determines to take action against us, our financial position could be adversely affected.

Any significant disruption to our ecommerce business could result in lost sales.

Our sales through our ecommerce channel have been growing. Sales through vuzix.com and our related EU, UK and Japanese web stores generally have higher profit margins than sales through resellers and distributors. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct to consumer ecommerce business through vuzix.com depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of services attacks, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that adversely affect our operating results.

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

In connection with our ecommerce services, we process, store and transmit customer data. We also collect customer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, ecommerce and electronic devices and new interpretations of these laws, may adversely affect our ability to conduct our ecommerce business.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business, is especially an issue while our staff is relatively small. We are dependent upon the active participation of several key management personnel, including Paul J. Travers, our President and Chief Executive Officer. Mr. Travers is critical to the strategic direction and overall management of our company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition and operating results. We do not carry key person life insurance on any of our senior management or other key personnel other than our CEO, but we do not believe the coverage would be sufficient to completely protect us against losses we may suffer if his services were to become unavailable to us in the future. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in Rochester, New York. If he becomes unable to legally or efficiently travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

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

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launch: With the growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed;

•	Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

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

We do not currently own or operate any manufacturing facilities for microdisplays, one of the key components in our products. Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. We currently purchase almost all of the microdisplays used in our Smart Glasses products from Kopin and the microdisplays used in our iWear Video Headphones from Omnivision. Our relationship with these companies generally is on a purchase order basis and neither firm has a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. Either firm could discontinue sourcing merchandise for us at any time. If one or both of these firms were to discontinue its relationships with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to redesign our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Recently several new LCOS and alternative OLED suppliers have begun offering microdisplays suitable for use in our products. These manufacturers include Syndiant, Texas Instruments, HiMax, eMagin, Silicon Microdisplay, Sony, Omnivision, Citizen and others. With new tooling and electronics, any one of these alternative displays could be incorporated into our products but our costs of production could be higher, they may offer less performance, and make our products uneconomic.

If we lose access to components from a particular supplier, or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect to meet our needs as they allocate components to other customers. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new suppliers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products. Our reliance on a single or limited number of suppliers involves a number of additional risks, including risks related to:

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

As of March 16, 2017, we have issued and outstanding 19,675,960 shares of common stock, 49,626 shares of Series A Preferred Stock convertible into 4,962,600 shares of common stock, an aggregate of $1,569,517 in principal amount of convertible notes convertible into an aggregate of 697,563 shares of common stock, warrants to purchase 278,331 shares of common stock, and options to purchase 1,084,298 shares of common stock. The issuance of shares of common stock upon conversion of convertible notes or preferred stock, or exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The interests of the holder of our Series A Preferred Stock, which holds shares representing approximately 22% of the voting power of our stock and has the right to nominate and elect two directors, may conflict with the interests of our other stockholders.

On January 2, 2015, we entered into and closed a Series A Preferred Stock Purchase Agreement, pursuant to which we issued and sold to Intel Corporation (the “Series A Purchaser”) 49,626 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of common stock and votes on an as-converted basis with the common stock. As of the date of this filing, the shares issuable upon conversion of the Series A Preferred Stock represent approximately 22% of the total voting power of our outstanding stock. The Series A Purchaser may vote these shares with respect to any matter submitted to stockholders for a vote. In addition, the Series A Purchaser is entitled to nominate and elect two additional directors to the Company’s Board of Directors (the “Board Election Right”), one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Series A Purchaser has not yet exercised the Board Election Right, but if it does so, the Series A Purchaser will have increased influence over matters considered by the Board of Directors. The Series A Purchaser may exercise its stockholder rights in a way that it believes is in its best interests, which may conflict with the interests of our other stockholders. Pursuant to a letter we received from the Series A Purchaser on November 10, 2016, the Series A Purchaser stated, among other things, that for the time being they would continue to refrain from designating any directors to the Vuzix board and would not exercise its board observer rights and that the Company should not provide them with any board materials or correspondence.

The Series A Purchaser has notified us that it no longer desires to pursue a strategic relationship with us.

The shares of common stock issuable upon conversion of the outstanding shares of Series A Preferred Stock currently represent approximately 22% of our outstanding common stock on an as-converted basis. Resale of such conversion shares by the Series A Purchaser may depress the price of our common stock. On November 10, 2016, we received a letter from the Series A Purchaser stating that it had been evaluating its alternatives with respect to its significant investment in and strategic relationship with us and that it has concluded that it no longer desires to pursue a strategic relationship with us. While the Series A Purchaser stated it had high regard for the Company’s team and its technology, the technology did not fit into its strategic plans. Furthermore, the Series A Purchaser added that it wanted to work with us to undertake an orderly disposition of its stock, subject to pricing and other conditions, that would minimize disruption in the markets, although it has not made any final decisions regarding its stock or the timing of a disposition. Resale of such conversion shares by the Series A Purchaser may depress the price of our common stock.

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

We lease approximately 29,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14563. This facility houses our office, R&D and manufacturing space under an operating lease that we began occupying in October 2015. The base rent contractual payment obligations under this operating lease is $335,248 per year. The lease has an original five year term with an option by the Company to renew for two additional three year terms at pre-agreed to lease rates. We believe that our Rochester facility is in good operating condition and currently adequately serves our needs; however, we expect to exercise our option to take another 9,000 square feet in our adjacent unit in early 2018.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $10,900 per year. We lease this location pursuant to a renewable two-year lease which is scheduled to expire on September 29, 2017.

In Tokyo, Japan, we rent 175 square feet of office space at a cost of approximately $25,000 per year. We lease this location pursuant to a renewable one-year lease which is scheduled to expire on March 1, 2018.

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

The following table sets forth, for the fiscal quarters indicated, the high and low closing sales prices for our common stock as quoted on NASDAQ or the OTCQB. The quotations on the OTCQB reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2016	$5.00	$7.81
Second 2016	4.32	7.55
Third 2016	6.35	9.69
Fourth 2016	5.85	8.75

Vuzix Stock Prices	Low	High
Fiscal Quarters
First 2015	$4.21	$7.20
Second 2015	5.50	7.12
Third 2015	3.98	6.84
Fourth 2015	4.54	8.51

Holders of Record

As of March 16, 2017, there were 48 holders of record of our common stock.

Dividends

We have historically and currently do not pay dividends on our outstanding common stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, debt covenants, other contractual restrictions and to the discretion of our board of directors. Our board of directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our board of directors may deem relevant.

Shares of Series A Preferred stock are entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at our discretion.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2016.

Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Securities

-	During the three months ended December 31, 2016, we issued 9,450 shares of common stock upon the exercise of stock options.
-	During the three months ended December 31, 2016, we issued 81,620 shares of common stock upon the exercise of warrants.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2016.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights(2)	Warrants and Rights	Future Issuance (1)
Equity compensation plans approved by security holders	1,084,298	$4.76	1,027,375
Equity compensation plans not approved by security holders	—	—	—
Total	1,084,298	$4.76	1,027,375

(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under our 2014 Equity Incentive Plan. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan automatically increases each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 10% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased.

Item 6.	Selected Financial Data

Not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this annual report. See the discussion under “Forward Looking Statements” beginning on page 1 of this annual report.

Overview

We are engaged in the design, manufacture, marketing and sale of wearable display devices also referred to as head mounted displays (or HMDs), in the form of Augmented Reality (AR) glasses, Virtual Reality (VR) glasses and Smart Glasses. Our wearable display products are referred to as, Video Eyewear, head mounted wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs. Our wearable display products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for VR and AR applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. We produce and sell two main types of wearable display products: Smart Glasses for a variety of enterprise and commercial users and applications, including AR; and Video Viewing glasses (for on-the-go users as mobile displays for entertainment, gaming as well as support for stepping into virtual worlds, simulations & VR gaming). Our products are available with varying features, including with and without application running computer processors, and are offered as either monocular or binocular display systems.

With respect to our Smart Glasses and AR products we are focused on the enterprise, industrial, commercial, and medical markets while our Video Eyewear products are sold in the consumer markets and are targeted at applications including video viewing, gaming and VR. All of the mobile display and mobile electronics space in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in microdisplay projection engines, waveguides, ergonomics, packaging, and optical systems.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and related notes appearing elsewhere in this annual report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our consolidated financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will likely differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this annual report on Form 10-K. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	Valuation of inventories;
•	Carrying value of long-lived assets;
•	Software development costs;
•	Revenue recognition;
•	Product warranty;
•	Derivatives and fair value measurements;
•	Stock-based compensation; and
•	Income taxes.

Valuation of Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are the factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing to sales, production, and after-sale support. If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins. The Company wrote down to net realizable value all of its component and finished goods inventory related to its iWear Video Headphones resulting from the decision in early 2017 to reduce the suggested retail selling price to a price below the cost. The total write down provision totaled $1,124,401 and represents the estimated net realizable of such existing inventory, net of the costs of completion of components and work in progress. This provision has been included in Operating Expenses on the Consolidated Statement of Operations.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2016 or 2015.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. We recorded an impairment charge of $20,506 representing cost of $44,371, less accumulated amortization of $23,865 in 2016, and an impairment charge of $13,222 representing cost of $21,954, less accumulated amortization of $8,732 in 2015 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $535,461 as of December 31, 2016, because management believes that its value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 to 5 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The value of the unamortized software development costs remaining were valued (net of accumulated amortization) at $214,838 as of December 31, 2016, because management believes that its value is recoverable.

Revenue Recognition

We recognize revenue from product sales in accordance with FASB ASC Topic 605 Revenue Recognition. Product sales represent the majority of our revenue and there have been no material changes in or inflation in our product pricing over the past two fiscal years. We recognize revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. Additionally, we sell our products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which typically occurs upon shipment by us. If these conditions are not met, we will defer the revenue recognition until such time as these conditions have been satisfied. We collect and remit sales taxes in certain jurisdictions and report revenue net of any associated sales taxes. We also sell certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including downward price adjustments on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims.

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

We recognize software license revenue under ASC 985-605 Software Revenue Recognition and under ASC 605-25 Revenue Arrangements with Multiple Deliverables, and related interpretations, as amended. Licensed software may be sold as a stand-alone element, with other software elements, or in conjunction with hardware products. When our products consist of more than one element, the product is considered to be a multiple element arrangement (MEA). When sold as a stand-alone element, the revenue is recognized upon shipment as discussed above. When sold as part of a MEA, revenue from the licensed software is recognized when the product with its embedded software is shipped to the customer.

For either a single element transaction or a MEA, the Company allocates consideration to all deliverables based on their relative stand-alone selling prices. Amendments to ASC 605-25 establish a hierarchy to determine the stand-alone selling price as follows:

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

Derivatives and Fair Value Measurements

FASB ASC Topic 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25 Derivatives and Hedging we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently as they are remeasured. Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term.

Significant unobservable inputs are used in the fair value measurement of the Company’s derivative liability. The primary input factors driving the economic or fair value of the derivatives warrants and convertible notes are the stock price of the Company’s shares, the price volatility of the shares, reset events, and exercise behavior. An important valuation input factor used in determining fair value was the expected volatility of observed share prices and the probability of projected resets in warrant exercise and note conversion prices from financing before each security’s maturity. For exercise behavior, the Company assumed that without a target price of 2 times the projected reset price or higher, the holders of the warrants and convertible notes would hold to maturity. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern and that holding to maturity was reasonable. Further the January 2, 2015 Series A Preferred financing reduced the expected probability to near zero for price resets from financing events.

ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability. Such inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived principally from or corroborated by observable market data by correlation or other means. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value.

Stock-Based Compensation

Our board of directors approves grants of stock options to employees to purchase our common stock. Stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted subsequent to the adoption of ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based on currently enacted tax laws. Any future recorded value of our deferred tax assets will be dependent upon our ability to generate taxable income in the jurisdictions in which we operate. These assets consist primarily of credit carry-forwards and net operating loss carry-forwards and the future tax effects of temporary differences between balances recorded for financial statement purposes and for tax return purposes. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date, we have determined a 100% valuation allowance is required and accordingly no deferred tax assets has been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is more likely than not to be realized, an adjustment (reduction) of the valuation allowance would increase income to be recognized in the period such determination was made.

In addition, the calculation of our deferred taxes involves dealing with uncertainties in the application of complex tax regulations. As a result we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company currently has no uncertain tax positions.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of implementation of this standard on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2016-02 Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but not for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in an effort to reduce (i) the potential for diversity at initial application and (ii) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

 In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements but resulted in additional disclosure regarding management’s assessment our ability to continue as a going concern. See Note 2 for details.

In July 2015, the FASB issued ASU 2015-11 Inventory – Simplifying the Measurement of Inventory which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We have adopted this standard for the year ended December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

Results of Operations for Fiscal Years Ended December 31, 2016 and December 31, 2015

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015	Dollar Change	% Increase (Decrease)

Sales of Products	$1,987,878	$2,544,153	$(556,275)	(22)%
Sales of Engineering Services	139,500	205,831	(66,331)	(32)%

Total Sales	2,127,378	2,749,984	(622,606)	(23)%

Cost of Sales — Products	3,251,906	2,101,466	1,150,440	55%
Cost of Sales — Engineering Services	39,060	82,332	(43,272)	(53)%

Total Cost of Sales	3,290,966	2,183,798	1,107,168	51%

Gross Profit (Loss)	(1,163,588)	566,186	(1,729,774)	(306)%
Gross Margin %	(55)%	21%		(76)%

Operating Expenses:
Research and Development	6,947,878	3,595,437	3,352,441	93%
Selling and Marketing	3,394,580	1,798,041	1,596,539	89%
General and Administrative	5,114,139	6,120,101	(1,005,962)	(16)%
Depreciation and Amortization	770,668	380,841	389,827	102%
Loss on Inventory Valuation	1,124,401	-	1,124,401	100%
Impairment of Patents and Trademarks	20,506	13,222	7,284	55%

Loss from Operations	(18,535,760)	(11,341,456)	(7,194,304)	63%

Other Income (Expense)
Other Taxes	(52,271)	(54,432)	2,161	(4)%
Foreign Exchange Loss	(33,079)	(277)	(32,802)	(100)%
Loss on Asset Disposal	(25,890)		(25,890)	(100)%
Interest Income and Gain on Debt Conversions and Extinguishment	26,693	20,790	5,903	28%
Gain (Loss) on Derivative Valuation	34,744	(1,098,465)	1,133,209	103%
Amortization of Senior Term Debt Discount	(533,430)	(798,415)	264,985	(33)%
Interest Expense	(131,089)	(155,223)	24,134	(16)%

Total Other Income (Expense)	(714,322)	(2,086,022)	1,371,700	(66)%

Loss Before Provision for Income Taxes	(19,250,082)	(13,427,478)	(5,822,604)	43%
Provision for Income Taxes	—	—	—	—

Net Loss	$(19,250,082)	$(13,427,478)	$(5,822,604)	43%

Sales.    There was an overall decrease in product sales for the year ended December 31, 2016 over the same period in 2015 of $556,275 or 22%. The following table reflects the major components of our sales:

	2016	% of Sales	2015	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$1,433,729	68%	$1,912,960	70%	$(479,231)	(25)%
Sales of Video Eyewear	395,052	18%	211,257	8%	183,795	87%
Sales of Waveguide Components	109,754	5%	385,385	14%	(275,631)	(72)%
Sales Freight out	49,343	2%	34,551	1%	14,792	43%
Sales of Engineering Services	139,500	7%	205,831	7%	(66,331)	(32)%
Total Sales	$2,127,378	100%	$2,749,984	100%	$(622,606)	(22)%

The decrease in Smart Glasses was primarily the result of a 25% decrease in sales of the M100 Smart Glasses. After the announcement of the new M300 at CES in January 2016, many customers have delayed further purchases of our smart glasses until we commence shipping the M300 Smart Glasses. Pre-orders for the new M300, including migration packages, are included primarily as deferred revenues and will not be recognized as revenues until those orders are finally shipped to the customer. Our iWear Video Headphones sales were 18% of product revenues for the year ended December 31, 2016 versus nil in the same period in 2015 when it was not yet available. Revenues from this product line were constrained throughout most of 2016 due to production difficulties, but production capacities are consistently improving. For the 2015 comparative period, approximately 8% of revenues came from the Wrap AR series of Video Eyewear products which was discontinued in the summer of 2015, whereas no such product revenues were reported in the 2016 period. Sales of waveguide related component sales were 5% of total sales versus 14% in the prior period, partially due to customers awaiting shipments of the next generation of waveguides.

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

Component of Cost of Sales	Year Ended December 31, 2016	As % Related Sales	Year Ended December 31, 2015	As % of Related Sales	Dollar Change
Product Cost of Sales	$1,473,277	74%	$917,620	36%	$555,657
Freight Costs	482,010	24%	250,981	10%	231,029
Manufacturing Overhead	795,835	40%	410,149	16%	385,686
Warranty Costs	80,395	4%	92,236	4%	(11,841)
Amortization of Software Costs	286,450	14%	286,450	11%	-
Software Royalties	133,939	7%	144,030	6%	(10,091)

Total Cost of Sales – Products	$3,251,906	164%	$2,101,466	83%	$1,150,440

Gross Profit (Loss) – Product Sales	$(1,264,028)	(64)%	$442,687	17%	$(1,706,715)

The decreased net gross profit (loss) percentage earned in the year ended December 31, 2016, as compared to the same period in 2015 was primarily the result of lower sales levels to absorb many of our relatively fixed manufacturing overheads and amortization costs and the fact that we earn significantly lower gross margins on iWear as compared to our smart glasses and prior Wrap AR products. Production issues and product shortages contributed to a negative margin on iWear for 2016. Manufacturing overhead costs rose primarily due to increased salaries and production labor costs of $198,862, with over half related to iWear rework costing; increased rent and utility cost allocations of $162,293 due to our larger plant, resulted in an increase of $361,155 from 2015. Freight costs of $482,010 were substantially higher for the 2016 period as compared to $250,981 in 2015. As our new iWear product is bulkier and heavier and ships in a larger retail package than our prior products, the costs of air shipments became prohibitive material given that production volumes from China increased from 2015.

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

	2016	% of Sales	2015	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$6,947,878	327%	$3,595,437	131%	$3,352,441	93%

Comparing research and development costs for the year ended December 31, 2016 versus the same period in 2015, there was an increase in 2016 salary, benefits and stock compensation expenses of $1,040,841, primarily the result of additional R&D staff versus the same period in 2015; a $131,654 reduction in new staff recruitment fees; an increase in project development and research costs of $1,937,091 primarily related to the new product development for the M300 Smart Glasses and to a smaller extent the M3000, with the majority of these amounts being spent on outside contractors which assisted in the development work; an increase in $208,665 in rent and utility costs related to the expanded R&D portion of our new corporate facilities; an increase of $231,773 in external research related consulting fees for optics and waveguide research; and an $11,612 increase in travel costs related to our outside production contractor and development contractors.

 Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, PR agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	2016	% of Sales	2015	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$3,394,580	160%	$1,798,041	65%	$1,596,539	89%

These costs increased overall due to the following factors: higher salary, commissions, benefits and stock compensation expenses related to new staff additions totaling $418,180 in both North American and Europe; increased trade show costs of $402,380 due to larger exhibit booth sizes and show rentals and attendance at several additional major trade shows during 2016 versus 2015; increased public relations and video production costs of $340,761 due to the hiring of an additional PR and marketing service firm as compared to the 2015 period and the production of 4 new product videos in 2016; a $144,319 increase in website costs including additions to our main new corporate and European websites; a $92,093 increase in travel costs; and a $42,736 increase in rent and utility costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	2016	% of Sales	2015	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$5,114,139	240%	$6,120,101	223%	$(1,005,962)	(16)%

General and administrative costs were $5,114,139 for the year ended December 31, 2016 as compared to $6,120,101 for the year ended December 31, 2015, a decrease of $1,005,962 or 16%. These costs were lower overall primarily because of: lower compensation expense related to stock awards totaling $1,375,000 to our officers and directors awarded in January 2015, partially offset by an increase in incentive bonuses of $302,500; a $56,267 decrease in travel costs; $84,727 decrease in legal fees, primarily related to a stock award made to our attorneys in January 2015; a $217,303 increase in accounting and audit fees, with the majority of the change being for Sarbanes-Oxley Section 404 consultants retained to assist management in designing and implementing improvements in our financial reporting controls and accruals for expected additional external audit fees, as compared to the same period in 2015 when no such consultants were retained.

Depreciation and Amortization.   Depreciation and amortization expense for the year ended December 31, 2016 was $770,668 as compared to $380,841 in the same period in 2015, an increase of $389,827. The increase in depreciation and amortization expense is due to new investments in depreciable assets during 2016.

Loss on Inventory Valuation.   There was a loss on inventory valuation for the year ended December 31, 2016 of $1,124,401 as compared to $0 in the same period in 2015. This write-down was the result of management’s decision in early 2017 to reduce the suggested retail selling price of its iWear Video Eyewear inventory on hand to a price below the product’s cost.

Other Income (Expense).  Total other expense was $714,322 for the year ended December 31, 2016 compared to an expense of $2,086,022 in the same period in 2015, a reduction of $1,371,700. The overall reduction in these other expenses was primarily the result of a profit of $34,744 on the derivative liability mark-to-market revaluation for the 2016 period versus a loss of $1,098,465 for the 2015 period, and a reduction of $264,985 in senior debt discount and amortization for the 2016 period versus 2015, and lower interest expense of $24,134, both due primarily to ongoing debt conversions.

Provision for Income Taxes. There were no provisions for income taxes in 2016 or 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $14,533,944, an increase of $2,656,886 from $11,877,058 as of December 31, 2015.

At December 31, 2016, we had current assets of $18,230,053 compared to current liabilities of $4,421,959 which resulted in a working capital position of $13,808,094. As at December 31, 2015, we had a working capital position of $14,728,089. Our current liabilities are comprised principally of accounts payable, current portion of convertible long-term debt, and accrued expenses.

Operating Activities.   We used $14,396,964 of cash for operating activities in 2016 compared to $11,668,079 in 2015. In addition to the net loss adjusted for non-cash items, working capital operating uses for 2016 resulted from a $426,521 increase in inventory and a $78,389 increase in prepaid expenses. The major working capital operating items for 2015 resulted from a $2,437,149 increase in inventory and a $1,276,132 reduction in accounts payable.

Investing Activities.   Investing activities used $2,186,303 of cash for 2016 as compared to a use of $2,084,739 for the same period in 2015. In 2016, we used $2,039,299 of cash primarily for the completion of our new clean room, new product tooling, and new projection optics tooling and additional manufacturing and R&D equipment, as compared to $1,892,831 of cash used in 2015 primarily for the purchase of lease improvements and equipment for our new office and manufacturing facility as well as additions to product tooling. The costs of registering our intellectual property rights were $147,004 in 2016 and $191,908 in the same period in 2015.

Financing Activities.   We generated $19,240,153 of cash from financing activities in 2016 as compared to generating $25,544,909 of cash from financing activities in 2015. During the year ended December 31, 2016, the primary sources of cash from financing activities were the proceeds of $21,112,500 from the sale of 3,150,000 common shares in public offerings in July and November 2016, less their combined direct offering costs of $1,874,485 and the cash proceeds of $60,750 from warrant exercises. During the year ended December 31, 2015, the primary sources of cash from financing activities were the proceeds of $24,813,000 from the sale of Series A Preferred Stock on January 2, 2015 to Intel Corporation, less direct offering costs of $214,169 and the cash proceeds of $1,272,627 from warrant exercises.

Capital Resources.   As of December 31, 2016, we had a cash balance of $14,533,944, an increase of $2,656,886 from $11,877,058 as of December 31, 2015.

The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $76,838,950 as of December 31, 2016. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements included in this report do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.

The Company’s cash requirements are primarily for funding operating losses, working capital, research, debt service and capital expenditures. On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share, for gross proceeds of $6,612,500. On December 2, 2016, the Company closed its public offering of 2,000,000 shares of common stock, at a public offering price of $7.25 per share, for gross proceed of $14,500,000. Total net proceeds from these public offerings were $19,238,015, after underwriting discounts and commissions and other offering expenses payable by Vuzix.

On January 2, 2015, we closed a sale of Series A Preferred Stock to Intel Corporation, for an aggregate purchase price of $24,813,000 (the “Series A Private Placement”). The conversion price of the Series A Conversion Stock is $5.00, such that each share of Series A Preferred Stock is convertible into 100 shares of common stock, subject to adjustment in the event of stock splits, dividends or other combinations. Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion.

Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to significantly increase. The Company has $1,591,470 in convertible senior secured notes payable, that are convertible to common stock at $2.25 per share, which is due on June 3, 2017. We expect that the holders of these notes, whom are also current stockholders, will convert all their notes and related accrued interest.

Historically, the Company has met its cash needs by the sale of equity, borrowings under notes, and sales of convertible debt. If the Company raises additional funds by these methods, the ownership interests of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

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

Sales of our iWear Video Headphones were constrained by production difficulties throughout most of 2016. These production issues were not solved until fall 2016, which was too late in the holiday selling season to receive adequate resale channel penetration. Further new competition, particularly from smartphone goggle holders has become intense with products that are claimed to be “VR enabled” selling for as little as $20. As a result, management decided to reduce the selling price of its remaining iWear in early 2017 and booked a $1,124,401 loss on the valuation of the iWear inventory of components and finished goods to its estimated net realizable value. Management expects that reduced retail price of $299, versus $499, should represent good value to potential customers and intends to broadly introduce it into it reseller channels in 2017.

The announcement of our new M300 Smart Glasses products in January 2016, slowed our M100 Smart Glasses sales throughout 2016 and has delayed further pilots and roll-outs by many enterprise customers that prefer to employ the latest proven technology. As there are many improvements offered by the upcoming M300 Smart Glasses, customers have been waiting. We have thus far not made any significant adjustments in the selling prices of our existing M100 and we are seeing continual and growing demand into 2017 as a result based on indicted orders, in February 2017 we initiated a further production run. Even if the M100 prices are lowered as contemplated in 2017, but only to a level where Vuzix still generates positive gross margins, this would allow more price sensitive customers to work with Vuzix smart glasses and see the potential business improvements from their use. Many thereafter would be expected to ultimately upgrade to the M300 or M3000 smart glasses in the future.

Regarding our new waveguide based products, the M3000 waveguide smart glasses have been released to production engineering for tooling and should commence volume production by fall 2017. We expect to release the Blade 3000, a proposed model name for our first fashion smart sunglasses, by fall of 2017. We are continuing our waveguide development and ramp up for volume production by fall of 2017. Positive further strides are being made in waveguide performance, clarity, component materials and tightly controlled replication techniques.

In 2017, the Company will begin shipping new models and products as compared to its offerings in the prior years. We will also introduce a waveguide based smart glasses product, the M3000 in late spring 2017 that leverages heavily from the M300 design and electronics.

In addition to the above plans, management intends to take actions necessary to continue as a going concern, as discussed herein. Most importantly, we will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	the commencement of volume manufacturing of the new M300 Smart Glasses in March 2017;

•	the recent receipt of a $1,145,000 smart glasses development program with Toshiba, which we expect to be complete by September 2017;

•	the introduction of see-through waveguide including our M3000 Smart Glasses and Blade Smart Sunglasses;
•	tightly control operating costs and reduce spending growth rates wherever possible;
•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products;
•	reduce the rate of some research and development spending on new technologies, particularly the use of costly external contractors; and
•	delay some planned new products based on new technology.

However, if these plans are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs. Further new products incorporating our latest waveguide optics and projection engines may be delayed as a result.

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

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and its ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

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

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2016.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 because of the material weaknesses set forth below.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

The attestation report of Freed Maxick CPAs, P.C., our independent registered public accounting firm, on the Company’s internal control over financial reporting is provided under the caption “Report of Independent Registered Public Accounting Firm” in this Annual Report on Form 10-K.

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

Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During 2016, we proceeded to implement a system of internal controls over financial reporting designed to sufficiently remediate existing control deficiencies, including those identified as material weaknesses at December 31, 2015. After their implementation, we began testing the operating effectiveness of our new controls and procedures. This testing determined that, while many controls are operating effectively, certain key controls have not yet been demonstrated to be operating effectively for a sufficient period of time and therefore the subject material weaknesses cannot be considered to be remediated. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting is not effective as of December 31, 2016, due to the material weaknesses set forth below.

The following is a summary of our material weaknesses as of December 31, 2016:

Financial Reporting and Close Process

Our current financial close process has not been demonstrated to be operating effectively for a sufficient number of periods in certain key areas. The specific deficiencies contributing to this material weakness related to: (i) ineffective procedures and controls over journal entries, and (ii) inadequate controls and procedures related to the timely preparation and review of account reconciliations. Due to the actual and potential errors on financial statement balances and disclosures, management has concluded that these deficiencies in internal controls over the period-end financial close and reporting processes constituted a material weakness in internal control over financial reporting. To ensure repeatability, we intend to continue utilizing a closing checklist implemented in the fourth quarter (Q4) of 2016 to ensure all procedures are performed and appropriate reviews are completed on a timely basis each quarter and year-end. We also intend to continue using improved analytical and journal entry review procedures that were implemented in Q4 2016, which improve the period-end financial close and reporting process as a whole.

Monitoring of Subsidiaries

We have designed and implemented adequate monitoring controls related to our European subsidiary and Japanese branch sales office to prevent or detect a material misstatement of financial results. However, these controls have not been demonstrated to be operating effectively for a sufficient number of periods. While management believes that, except for revenues and cost of goods sold, the financial results of our European subsidiary and Japanese branch sales office are immaterial, we intend to continue using improved analytical and journal entry review procedures that were implemented in Q4 2016.

Inventory

While we believe our processes and controls are now adequately designed and sufficiently documented, they have not been demonstrated to be working effectively for a sufficient number of periods for several key inventory processes including: (i) inventory valuation processes and controls, including costs to be expensed versus inventoried, (ii) accounting for consigned inventory, and (iii) maintenance of adequate supporting documentation for current unit costs and bill of materials. To address this, we intend to continue using improved inventory reporting controls and processes implemented in Q4 2016. Further improvements in inventory reporting are planned for 2017.

(c)	Change in Internal Control Over Financial Reporting

Throughout 2016, management introduced a number of control improvements that addressed previously reported material weaknesses. The following is a summary of those improvements that have been demonstrated to be operating effectively:

Segregation of Duties

Appropriate segregation of duties was implemented in all operational areas with an impact on financial reporting.

Internal Controls Procedures and Risk Assessment Program

During 2016, formal written internal control policies and procedures were implemented for all areas within our operations impacting financial reporting. A well-established and documented internal control structure is pertinent to our ability to maintain accurate books and records, prevent and detect fraud, maintain segregation of duties, report timely financial results and to properly comply with management’s requirements to report on the effectiveness of internal controls over financial reporting pursuant to the Sarbanes-Oxley Act. In determining key controls and appropriate internal controls, management utilized a risk assessment process, including a fraud risk assessment and related monitoring program, that is appropriate for our size and complexity, to assess the risks of material misstatement in the significant accounts and disclosures and related assertions and to implement appropriate controls to prevent or detect errors or fraud that could result in material misstatements.

Except as noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended December 31, 2016 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vuzix Corporation

Rochester, New York

We have audited Vuzix Corporation's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Vuzix Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has determined that material weaknesses in internal control over financial reporting related to the financial reporting and close process, monitoring of subsidiaries, and related to inventory existed as of December 31, 2016. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 16, 2017 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Vuzix Corporation has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, statements of operations, cash flows, and changes in stockholders’ equity of Vuzix Corporation and our report dated March 16, 2017 expressed an unqualified opinion.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York

March 16, 2017

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

VUZIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Vuzix Corporation

Rochester, New York

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and its subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vuzix Corporation and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vuzix Corporation's and its subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 16, 2017 expressed an opinion that Vuzix Corporation had not maintained effective control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Freed Maxick CPAs, P.C.

Rochester, New York

March 16, 2017

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and Cash Equivalents	$14,533,944	$11,877,058
Accounts Receivable	103,314	325,694
Inventories, Net	2,651,218	3,349,098
Manufacturing Vendor Prepayments	144,168	369,411
Prepaid Expenses and Other Assets	797,409	608,950

Total Current Assets	18,230,053	16,530,211

Long-Term Assets
Fixed Assets, Net	3,364,908	2,015,433
Patents and Trademarks, Net	535,461	515,697
Software Development Costs, Net	214,838	501,288

Total Assets	$22,345,260	$19,562,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,085,472	$907,434
Current Portion of Long-term Debt, net of discount	1,416,480	55,790
Customer Deposits	66,162	27,847
Unearned Revenue	509,572	69,481
Accrued Expenses	1,331,983	734,497
Income and Other Taxes Payable	12,290	7,073

Total Current Liabilities	4,421,959	1,802,122

Long-Term Liabilities
Derivative Liability	173,131	240,786
Term Debt, net of discounts	-	1,227,550
Accrued Expenses	28,333	38,333
Accrued Interest	-	160,967

Total Long-Term Liabilities	201,464	1,667,636

Total Liabilities	4,623,423	3,469,758

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding December 31, 2016 and 2015.	50	50
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized December 31, 2016 and 2015; 19,569,247 and 16,087,951 Shares Issued and Outstanding December 31, 2016 and 2015, respectively.	19,569	16,088
Additional Paid-in Capital	94,541,168	73,665,601
Accumulated Deficit	(76,838,950)	(57,588,868)

Total Stockholders’ Equity	17,721,837	16,092,871

Total Liabilities and Stockholders’ Equity	$22,345,260	$19,562,629

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock			Common Stock		Additional	Accumulated
	Shares	Amount		Shares	Amount	Paid-In Capital	Deficit	Total
Balance — December 31, 2014		$		11,295,387	$11,296	$29,752,083	$(44,161,390)	$(14,398,011)

Stock Issued for Services	-		-	120,837	121	676,544	-	676,665
Conversion of Note Payable and Interest	-		-	210,000	210	472,290	-	472,500
Exercise of Warrants	-		-	4,128,271	4,128	1,268,498	-	1,272,626
Warrants Issued for Services	-		-	-	-	260,373	-	260,373
Stock Compensation Expense	-		-	-	-	568,848	-	568,848
Common Stock Awards to Officers, Directors And Law Firm	-		-	325,000	325	1,669,375	-	1,669,700
Proceeds from Preferred Stock Offering	49,626		50	-	-	24,812,950	-	24,813,000
Direct Costs of Preferred Stock Offering	-		-	-	-	(214,169)	-	(214,169)
Reclass Fair Value of Derivative Liability upon Waiver of Certain Anti-Dilutive Provisions	-		-	-	-	8,736,412	-	8,736,412
Reclass Fair Value of Note Derivative Liability upon Waiver of Certain Anti-Dilutive Provisions	-		-	-	-	2,806,942	-	2,806,942
Reclass Fair Value of Warrant Derivative Liability upon Exercise	-		-	-	-	2,855,463	-	2,855,463
Exercise of Stock Options	-		-	8,456	8	(8)	-
2015 Net Loss	-		-	-	-	-	(13,427,478)	(13,427,478)

Balance — December 31, 2015	49,626		$50	16,087,951	$16,088	$73,665,601	$(57,588,868)	$16,092,871

Exercise of Warrants	-		-	96,620	97	60,654	-	60,751
Reclass Fair Value of Warrant Derivative Liability upon Exercise	-		-	-	-	32,911	-	32,911
Conversion of Notes Payable and Interest	-		-	152,016	152	341,884	-	342,036
Stock Issued for Services	-		-	32,578	32	173,993	-	174,025
Stock Compensation Expense	-		-	-	-	756,928	-	756,928
Common Stock Awards to Directors	-		-	40,000	40	241,260	-	241,300
Proceeds from Common Stock Offerings	-		-	3,150,000	3,150	21,109,350	-	21,112,500
Direct Costs of Common Stock Offerings	-		-	-	-	(1,874,485)	-	(1,874,485)
Exercise of Stock Options	-		-	10,082	10	33,072	-	33,082
2 016 Net Loss	-		-	-	-	-	(19,250,082)	(19,250,082)

Balance — December 31, 2016	49,626		$50	19,569,247	$19,569	$94,541,168	$(76,838,950)	$17,721,837

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2016	2015

Sales of Products	$1,987,878	$2,544,153
Sales of Engineering Services	139,500	205,831

Total Sales	2,127,378	2,749,984

Cost of Sales — Products	3,251,906	2,101,466
Cost of Sales — Engineering Services	39,060	82,332

Total Cost of Sales	3,290,966	2,183,798

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(1,163,588)	566,186
Operating Expenses:
Research and Development	6,947,878	3,595,437
Selling and Marketing	3,394,580	1,798,041
General and Administrative	5,114,139	6,120,101
Depreciation and Amortization	770,668	380,841
Loss on Inventory Valuation	1,124,401	-
Impairment of Patents and Trademarks	20,506	13,222

Total Operating Expenses	17,372,172	11,907,642
Loss from Operations	(18,535,760)	(11,341,456)

Other Income (Expense)
Other Taxes	(52,271)	(54,432)
Investment Income	26,693	20,790
Loss on asset disposal	(25,890)	-
Foreign Exchange Loss	(33,079)	(277)
Amortization of Deferred Financing Costs	(46,574)	(46,447)
Loss on Derivative Valuation	34,744	(1,098,465)
Amortization of Senior Term Debt Discount	(486,856)	(751,968)
Interest Expense	(131,089)	(155,223)

Total Other Income (Expense)	(714,322)	(2,086,022)

Loss Before Provision for Income Taxes	(19,250,082)	(13,427,478)
Provision for Income Taxes	—	—

Net Loss	$(19,250,082)	$(13,427,478)
Preferred Stock Dividends	(1,620,048)	(1,514,081)
Loss Attributable to Common Stockholders	(20,870,130)	(14,941,559)

Basic and Diluted Loss per Share	$(1.23)	$(0.97)
Weighted-average Shares Outstanding – Basic and Diluted
	16,908,544	15,408,724

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015

Cash Flows from Operating Activities
Net Loss	$(19,250,082)	$(13,427,478)
Non-Cash Adjustments
Depreciation and Amortization	770,668	380,841
Amortization of Software Development Costs in cost of sales products	286,450	286,450
Impairment of Patents and Trademarks	20,506	13,222
Common Stock Awards Compensation Expense	146,050	1,669,700
Loss on disposal of fixed assets	25,890	-
Stock-Based Option Compensation Expense	756,928	568,848
Amortization of Term Debt Discount	486,856	751,968
Amortization of Debt Issuance Costs	46,574	46,447
Common Stock and Warrants Issued for Services	174,026	1,057,074
(Gain) Loss on Derivative Valuation	(34,744)	1,098,465
Loss on Inventory Valuation	1,124,401	-
(Increase) Decrease in Operating Assets
Accounts Receivable	222,380	57,839
Inventories	(426,521)	(2,437,149)
Vendor Prepayments	225,243	(213,320)
Prepaid Expenses and Other Assets	(78,389)	(306,078)
Increase (Decrease) in Operating Liabilities
Accounts Payable	178,037	(1,276,132)
Accrued Expense	31,909	143,830
Customer Deposits	38,315	(92,703)
Unearned Revenue	440,091	16,078
Income and Other Taxes Payable	5,217	(28,085)
Accrued Compensation	290,000	(70,067)
Accrued Interest & Long-Term Accrued Interest Converted	123,231	92,171

Net Cash Flows Used in Operating Activities	(14,396,964)	(11,668,079)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(2,039,299)	(1,892,831)
Investments in Patents and Trademarks	(147,004)	(191,908)

Net Cash Used in Investing Activities	(2,186,303)	(2,084,739)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	60,750	1,272,627
Repayment of Capital Leases	-	(16,882)
Repayment of Long-Term Debt and Notes Payable	(76,875)	(197,167)
Proceeds from Preferred Stock Offering	-	24,813,000
Issuance Costs on Preferred Stock Offering	-	(214,169)
Proceeds from Common Stock Offerings	21,112,500
Issuance Costs on Common Stock Offerings	(1,874,485)
Net Change in Lines of Credit	-	(112,500)
Proceeds from Exercise of Stock Options	18,263	-

Net Cash Flows Provided by Financing Activities	19,240,153	25,544,909

Net Increase in Cash and Cash Equivalents	2,656,886	11,792,091
Cash and Cash Equivalents — Beginning of Period	11,877,058	84,967

Cash and Cash Equivalents — End of Period	$14,533,944	$11,877,058

Supplemental Disclosures
Interest Paid in Cash	$7,696	$41,194
Common Stock and Warrants Issued for Services	$174,026	$936,937
Conversion of Term Debt and Accrued Interest into Common Stock	$342,036	$472,500
Reclassification of Derivative Liability to Paid-In Capital upon Waiver of Certain Anti-Dilutive Provisions of Warrants and Convertible Debt	$-	$11,543,354
Common Stock Issued for Services, Classified as Prepaid Expense Upon Issuance	$190,500	-
Reclassification of Derivative Liability Upon Warrant Exercises	$32,911	$2,855,463
Receivable from Stock Option Exercise	$14,820	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. The Company is engaged in the design, manufacture, marketing and sale of wearable display devices, that are generally worn like eyeglasses, and are also referred to as head mounted displays (or HMDs), in the form of Augmented Reality (AR) glasses, Virtual Reality (VR) glasses and Smart Glasses, that are generally worn like eyeglasses. We now produce and sell two main types of wearable display products: Smart Glasses for a variety of enterprise and commercial users and applications, including AR; and Video Viewing glasses (for on-the-go users as mobile displays for entertainment, gaming as well as support for stepping into virtual worlds, simulations & VR gaming). Our products provide the user with a virtual viewing experience that emulates viewing a large screen television or desktop computer monitor practically anywhere, anytime.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Vuzix Europe. All significant inter-company transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with current year presentation.

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product revenue and material costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information,”

Shipments to customers outside of the United States approximated 57% and 32% of sales in 2016 and 2015, respectively. No single international country represented more than 10% of revenues. No single customer represented more that 10% of revenues in 2016. One customer represented 18% of revenues in 2015 and 89% of accounts receivable at December 31, 2015. The Company does not maintain significant amounts of long-lived assets outside of the United States.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Transactions

The British Pound is the functional currency of the Company’s foreign subsidiary. Gains and losses arising upon settlement of foreign currency denominated transactions or balances are included in the determination of net loss. The cumulative translation adjustment at December 31, 2016 and 2015 was not material.

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

As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to both the short maturities of these instruments and that the interest rates on borrowing approximate those that would have been available for loans for similar remaining maturity and risk profiles. The 5% Convertible Senior Secured notes can be converted into common stock which have an underlying value of $3,700,000 as of December 31, 2016 based on the trading price on December 31, 2016.

Accounts Receivable

The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at risk receivables. There was no allowance for doubtful accounts as of December 31, 2016 and 2015. The Company does not accrue interest on a past due accounts receivable unless it goes into collection.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average first-in, first-out method. The Company includes labor and overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605 “Revenue Recognition”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its products on terms which transfer title and risk of loss at a specified location, typically shipping point. Accordingly, revenue recognition from product sales occurs when all factors are met. If these conditions are not met, the Company will defer revenue recognition until such time as these conditions have been satisfied. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes. The Company also sells certain products through distributors who are granted limited rights of return for stock balancing against purchases made within a prior 90 day period, including downward price adjustments that the Company implements on any existing inventory. The provision for product returns and price adjustments is assessed for adequacy both at the time of sale and at each quarter end and is based on recent historical experience and known customer claims and was not material as of December 31, 2016 or 2015.

Revenue from any engineering consulting and other services is recognized at the time the services are rendered. The Company accounts for its longer-term development contracts, which to date have all been firm fixed-priced contracts, on the percentage-of-completion method, whereby income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. The percentage-of-completion is determined using the cost-to-cost method. Amounts are generally billed on a monthly basis. To date, all such contracts have been less than one calendar year in duration.

The Company recognizes software license revenue under ASC 985-605 “Software Revenue Recognition” and under ASC 605-25 “Revenue Arrangements with Multiple Deliverables”, and related interpretations, as amended.

Licensed software may be sold as a stand-alone element, with other software elements, or in conjunction with hardware products. When the Company’s products consist of more than one element, the product is considered to be a multiple element arrangement (MEA). When sold as a stand-alone element, the revenue is recognized upon shipment as discussed above. When sold as part of a MEA, revenue from the licensed software is recognized when the product with this embedded software is shipped to the customer.

For either a single element transaction or a MEA, the Company allocates consideration to all deliverables based on their relative stand-alone selling prices. Amendments to ASC 605-25 establish a hierarchy to determine the stand-alone selling price as follows:

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

Revenue from licensed software is recognized upon shipment and in accordance with industry-specific software recognition accounting guidance. Software updates that will be provided free of charge are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade and create a multiple element arrangement. The consideration allocated to the unspecified software upgrade rights and non-software services is deferred and recognized ratably over the 24-month estimated life of the devices. The Company’s BESP for the unspecified software upgrade right and non-software services is $25 per unit for the M100 Smart Glass and had been $40 for M100 software developer kits, which became free in Fall 2015 and therefore no new amounts are being deferred related to developer kits.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unearned Revenue

These amounts represent deferred revenue against unfulfilled deliverables of multiple-element products, including unspecified post-delivery support and software updates.

Fixed Assets

Tooling and equipment are stated at cost. Depreciation of tooling and equipment is provided for using the straight-line method over the following estimated useful lives:

Computers and Software	3 years
Leasehold Improvements	Lesser of expected life or lease term
Manufacturing Equipment	5 years
Tooling	3 years
Furniture and Equipment	5 years

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

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized and projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of revenue over the estimated life of the products, which currently is estimated as 3 years using a straight-line basis.

Long-Lived Assets

The Company at least annually assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In 2016, an impairment charge of $20,506 was recorded related to abandoned patents and trademarks. In 2015, an impairment charge of $13,222 was recorded related to abandoned patents and trademarks.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Provision for Future Warranty Costs

The Company provides for the estimated returns under warranty and the costs of fulfilling our obligations under product warranties at the time the related revenue is recognized. The Company estimates the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific warranty terms and conditions vary depending upon the country in which we do business, but generally include parts and labor over a period generally ranging from one to two years from the date of product shipment. The Company provides a reserve for expected future warranty returns at the time of product shipment or produces over-builds to cover replacements. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary each quarter end, based on historical experience of warranty claims and costs.

Customer Deposits

Customer deposits represent money the Company has received in advance of providing a product or engineering services to a customer. All such deposits are short term in nature as the Company delivers the product, unfulfilled portions or engineering services to the customer before the end of its next annual fiscal period. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order.

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2016 and 2015 amounted to $1,279,998 and $432,325, respectively.

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

Earnings Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2016 and 2015, all outstanding instruments would be antidilutive. As of December 31, 2016 and 2015, there were 7,227,738 and 7,475,623 respectively, of common stock share equivalents potentially issuable under convertible debt agreements, options, conversion of preferred shares (excluding accrued dividends), and warrants that could potentially dilute basic earnings per share in the future.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Employee Compensation

The Company accounts for share-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for share-based awards based on the grant-date fair value using a Black-Scholes valuation model of those awards. The Company uses the fair market value of our common stock on the date of each option grant based on market price of the Company’s common shares. Stock-based compensation expense includes estimates of forfeitures, option lives, and stock price volatility, and is recognized over the requisite service periods of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock option grants for the years ended December 31, 2016 and 2015 was $756,928 and $568,848, respectively. The Company issues new shares upon stock option exercises.

Derivative Liability and Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25 Derivatives and Hedging we measured the derivative liabilities using a Monte Carlo Options Lattice pricing model at their issuance date and at each subsequent reporting date. Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term.

Significant unobservable inputs are used in the fair value measurement of the Company’s derivative liability. The primary input factors driving the economic or fair value of the derivative liabilities related to the warrants and convertible notes are the stock price of the Company’s shares, the price volatility of the shares, reset events, and exercise behavior. An important valuation input factor used in determining fair value was the expected volatility of observed share prices and the probability of projected resets in warrant exercise and note conversion prices from financing events before each security’s maturity. For exercise behavior, the Company assumed that without a target price of 2 times the projected reset price or higher, the holders of the warrants and convertible notes would hold to maturity. In determining the fair value of the derivatives it was assumed that the Company’s business would be conducted as a going concern and that holding to maturity was reasonable. Further, the January 2, 2015 Series A Preferred financing reduced the expected probably to near zero for price resets from financing events.

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

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of implementation of this standard on the consolidated financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2016-02 Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but not for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. The standard is effective for fiscal periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify two aspects of Topic 606: (i) identifying performance obligations and (ii) the licensing implementation guidance, while retaining the related principles for those areas. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients in an effort to reduce (i) the potential for diversity at initial application and (ii) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is evaluating the impact, if any, the adoption of this standard will have on the consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements – Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of this standard did not have a material impact on our consolidated financial statements but resulted in additional disclosure regarding management’s assessment our ability to continue as a going concern. See Note 2 for details.

In July 2015, the FASB issued ASU 2015-11 Inventory – Simplifying the Measurement of Inventory which requires inventory within the scope of the standard to be measured at the lower of cost and net realizable value. Previous guidance required inventory to be measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We have adopted this standard for the year ended December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

There are no other recent accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Going Concern Issues

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Condensed Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $76,838,950 as of December 31, 2016.

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

On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share, for gross proceeds of $6,612,500. On December 2, 2016, the Company closed its public offering of 2,000,000 shares of common stock, at a public offering price of $7.25 per share, for gross proceed of $14,500,000. Total net proceeds from these public offering was $19,238,015, after underwriting discounts and commissions and other offering expenses payable by Vuzix.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	the commencement of volume manufacturing and sale of the new M300 Smart Glasses in March 2017;

•	the recent receipt of a $1,145,000 Smart Glasses development program with Toshiba, which we expect to be complete by September 2017;

•	the introduction of see-through waveguide including our M3000 Smart Glasses and Blade Smart Sunglasses;

•	tightly control operating costs and reduce spending growth rates wherever possible;

•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products;

•	reduce the rate of research and development spending on new technologies, particularly the use of costly external contractors; and

•	delay some planned new products based on new technology.

However, if these plans are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

If the Company raises additional funds, the ownership interest of existing stockholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31, 2016	December, 31, 2015

Purchased Parts and Components	$1,990,026	$3,069,261
Work in Process	454,120	154,880
Finished Goods	831,069	612,451
Less: Reserve for Obsolescence	(623,997)	(487,494)

Net	$2,651,218	$3,349,098

In addition to its normal Reserve for Obsolescence provision, the Company wrote-down to net realizable value all of its component and finished goods inventory related to its iWear Video Headphones resulting from the decision in early 2017 to reduce the suggested retail selling price to a price below the cost. The write down totaled $1,124,401 and reduced the carrying value of such inventory to its estimated net realizable value, net of the costs of completion of components and work in progress. This provision has been included in Operating Expenses on the Consolidated Statement of Operations.

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31, 2016	December 31, 2015

Tooling and Manufacturing Equipment	$2,702,468	$1,082,845
Leaseholds	403,737	365,766
Computers and Software	585,795	519,226
Furniture and Equipment	1,359,522	1,089,718

	5,051,522	3,057,555
Less: Accumulated Depreciation	(1,686,614)	(1,042,122)

Fixed Assets, Net	$3,364,908	$2,015,433

Total depreciation expense for tooling and equipment for the years ended December 31, 2016 and 2015 was $663,934 and $294,363, respectively.

Note 5 — Patents and Trademarks, Net

	December 31, 2016	December 31, 2015

Patents and Trademarks	$970,178	$867,545
Less: Accumulated Amortization	(434,717)	(351,848)

Patents and Trademarks, Net	$535,461	$515,697

Total amortization expense for patents and trademarks for the years ended December 31, 2016 and 2015 was $106,734 and $86,478, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $65,000. We recorded an impairment charge of $20,506 representing cost of $44,371, less accumulated amortization of $23,865 for the year ended December 31, 2016. We recorded an impairment charge of $13,222 representing cost of $21,954, less accumulated amortization of $8,732 for the year ended December 31, 2015 regarding our abandoned patents and trademarks.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Software Development Costs, Net

	December 31, 2016	December 31, 2015

Software Development Costs	$859,351	$859,351
Less: Accumulated Amortization	(644,513)	(358,063)

Software Development Costs, Net	$214,838	$501,288

Total amortization expense for capitalized software development costs for the years ended December 31, 2016 and 2015 was $286,450 and $286,450, respectively. These costs are being amortized over 3 years and have been included in Cost of Sales – Products in the Consolidated Statement of Operations. The software was completed in September 2014. The estimated aggregate annual amortization expense will be approximately $215,000 for the year ended December 31, 2017.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2016	December 31, 2015
Accrued Wages and Related Costs	$119,472	$102,792
Accrued Compensation	648,720	358,719
Accrued Professional Services	137,099	89,000
Accrued Warranty Obligations	41,132	64,002
Accrued Interest	375,560	109,984
Other Accrued Expenses	10,000	10,000

Total	$1,331,983	$734,497

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding from prior to 2015, as well as 2016 declared bonuses. The pre-2015 amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. Those amounts were $358,720 as of December 31, 2016 and $358,719 as of December 31, 2015. The related interest amounts included in Accrued Interest was $141,645 and $97,801 respectively at December 31, 2016 and December 31, 2015. The 2016 bonuses included in Accrued Compensation were $290,000 as of December 31, 2016 and zero as of December 31, 2015.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years for some of our products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair.

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2016 and 2015 were as follows:

Accrued Warranty Obligations at December 31, 2014	$39,624
Reductions for Settling Warranties	(67,858)
Warranty Issued During Year	92,236

Accrued Warranty Obligations at December 31, 2015	64,002
Reductions for Settling Warranties	(103,265)
Warranty Issued During Year	80,395
Accrued Warranty Obligations at December 31, 2016	$41,132

Note 8 — Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25 Derivatives and Hedging we measured the derivative liability using a Monte Carlo Options Lattice pricing model at the warrants’ issuance date and subsequently remeasured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date the derivative fair market value is remeasured and adjusted to current market value. As at December 31, 2016 and 2015 a total of 38,100 and 45,100 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the Series A Private Placement on January 2, 2015 (see Note 11), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result, the related derivative liability was reversed to zero and reclassified into stockholders’ equity under Additional Paid-In Capital.

The Company recognized a derivative liability during the year ended December 31, 2014 for the $3,000,000 of senior convertible notes with a conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). In accordance with ASC 815-10-25, we measured the derivative liability of this embedded conversion option using a Monte Carlo Options Lattice pricing model at the June 3, 2014 issuance date as $1,938,988. The value of the derivative liability at issuance was recorded as a discount against the notes in the Long-Term Debt section of the balance sheet. Accordingly, at the end of each quarterly reporting date, the derivative fair market value was remeasured and adjusted to current market value.

In connection with the Series A Private Placement on January 2, 2015, each of the holders of notes issued by the Company on June 3, 2014 (the “June 2014 Notes”) agreed to irrevocably waive their rights to anti-dilution protection under Section 5(b) of the June 2014 Notes in the event the Company issues additional securities at a per share price lower than the conversion price of the June 2014 Notes (the “June 2014 Note Waiver”). As a result this derivative liability was reversed to zero and reclassified into stockholders’ equity under Additional Paid-In Capital.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016 and 2015:

2016:	Total	Level 1	Level 2	Level 3
Warrant Liability	$173,131	$—	$—	$173,131
Total liabilities measured at fair value (Long-Term)	$173,131	$—	$—	$173,131

2015:	Total	Level 1	Level 2	Level 3
Warrant Liability	$240,786	$—	$—	$240,786
Total liabilities measured at fair value (Long-Term)	$240,786	$—	$—	$240,786

Changes in the fair value of the warrant liability were as follows:

Fair value – December 31, 2014	$13,541,138

Reclassification of warrant exercises to Additional Paid-in Capital	(2,855,463)
Change in fair value for the period of warrant derivative liability	1,098,465
Reclassification of embedded debt conversion price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(2,806,942)
Reclassification of warrant exercise price adjustment provision liability to Additional Paid-in Capital upon waiver of certain anti-dilutive provisions	(8,736,412)

Fair value – December 31, 2015	$240,786

Reclassification of warrant exercises to Additional Paid-in Capital	(32,911)
Change in fair value for the period of warrant derivative liability	(34,744)
Fair value – December 31, 2016	$173,131

For the years ending December 31, 2016 and 2015, since the embedded conversion option as described above was permanently waived on January 2, 2015, the value was reduced to zero.

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants outstanding and reflected the following assumptions:

	December 31, 2016	December 31, 2015
Assumptions for Pricing Model:
Expected term in years	1.22	2.60
Volatility range for years	100%	103%
Risk-free interest rate	1.47%	1.06%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$173,131	$240,786

VUZIX CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2016	December 31, 2015

Note payable for research and development equipment. The principal is subject to a fixed semi-annual repayment schedule commencing October 31, 2012 over 48 months. The note carries a 0% interest rate. The note was repaid in full during 2016.	$—	$59,917
The note carries a 0% interest, but imputed interest has been accrued based on a 12% discount rate and is reflected as a reduction in the principal.	—	(21,085)
Note payable for which the principal and interest is subject to a fixed blended repayment schedule of 36 months, commencing July 15, 2013. The loan bears interest at 12% per year and is secured by a subordinated position in all the assets of the Company. This note was repaid in full during 2016.	—	16,958
Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no principal payments are required prior to maturity. The notes carry a 5% annual interest rate, payable upon the note’s maturity. Both the interest plus accrued interest is convertible into shares of the Company’s common stock at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company. Most of the notes are held by existing stockholders of the Company.	1,591,740	1,915,155
Convertible, Senior Secured Notes Debt Issuance Costs of $139,340, net of accumulated amortization. The estimated aggregate annual amortization expense is approximately $20,000 in 2017.	(19,500)	(66,074)
Unamortized debt discount related to derivative liability associated with above Notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014, the discount was $1,938,988 which is being amortized as interest expense over the life of the loan or sooner if the related debt is converted.	(155,760)	(621,531)

	$1,416,480	$1,283,340
Less: Amount Due Within One Year	(1,416,480)	(55,790)

Amount Due After One Year	$—	$1,227,550

The calendar year aggregate maturities for all borrowings exclusive of discounts as of December 31, 2016 are as follows:

Total Aggregate Maturity For Period	Amounts

2017	$1,591,740
Total Unamortized Debt Discounts and Deferred Costs	(175,260)

Total Borrowings as of December 31, 2016	$1,416,480

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

Pursuant to a registration rights agreement, dated June 3, 2014, between the Company and the June 2014 Investors, the Company agreed to file a registration statement relating to the resale of common stock issuable upon conversion of the June 2014 Notes and payable as interest on the June 2014 Notes. The Company filed such registration statement on July 2, 2014, and the registration statement was declared effective by the Securities and Exchange Commission on July 10, 2014.

Of these June 2014 Notes, $323,415 were converted into 143,740 shares of common stock during the year ended December 31, 2016. $459,845 of these June 2014 Notes were converted into 204,376 shares of common stock during the year ended December 31, 2015.

$18,621 of accrued interest on these Notes were converted into 8,276 shares of common stock during the year ended December 31, 2016. $12,655 of accrued interest on these Notes were converted into 5,624 shares of common stock during the year ended December 31, 2015

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,
	2016	2015

Pre-Tax (Loss) Earnings
U.S.	$(18,262,129)	$(13,425,887)
Outside the U.S.	(987,953)	(1,591)
Total Pre-Tax (Loss) Earnings	$(19,250,082)	$(13,427,478)

The provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 was as follows:

	2016	2015

U.S. Income Taxes
Current Provision	$—	$—
Deferred Provision	—	—
Income Taxes Outside the U.S.
Current Provision	—	—
Deferred Provision	—	—
State Income Taxes
Current Provision	—	—
Deferred Provision	—	—

Total Provision	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2016 and 2015 is as follows:

	2016%	2015%
Federal Income Tax at Statutory Rate	34.0	34.0
State Tax Provision, Net of Federal Benefit	0.3	0.3
Foreign Income Taxed at Other Than 34%	(0.7)	(0.0)
Loss on Derivative Valuation	0.0	(6.3)
Other	0.5	0.7

Effective Tax Rate	34.1	28.7
Change in Valuation Allowance	(34.1)	(28.7)

Net Effective Tax Rate	0.0	0.0

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,
	2016	2015

Deferred Tax Assets
Net Operating Loss Carry-forwards	$19,752,311	$15,027,603
Tax Credit Carry-forwards	2,398,817	1,823,661
Inventory Valuation Adjustment	622,168	161,944
Officer’s Compensation	271,095	141,491
Loss from Foreign Operations	197,907
Other	44,372	89,783
Total Deferred Tax Assets	23,286,670	17,244,482

Deferred Tax Liabilities
Other	76,815	271,565

Net Deferred Tax Assets Before Valuation Allowance	$23,209,855	$16,972,917
Valuation Allowance	(23,209,855)	(16,972,917)

Net Deferred Tax Assets	$—	$—

As of December 31, 2016, the Company has approximately $57.6 million in net operating loss carry-forwards and approximately $2.4 million of federal and state credit carry-forwards which will begin to expire in 2018 if not utilized.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), the Company has no unrecognized tax benefits. By statute, tax years 2012-2016 are open to examination by the major taxing jurisdictions to which the Company is subject.

FASB ASC 740 (Prior Authoritative Literature: SFAS No. 109, Accounting for Income Taxes), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. In light of the historic losses of the Company, a 100% valuation allowance has been recorded to fully offset any benefit associated with the net deferred tax assets, for which realization is not considered more likely than not to occur.

Note 11 — Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine the voting powers and other special rights and qualifications of such series. A total of 5,000,000 shares of preferred stock are authorized as of December 31, 2016 and December 31, 2015. There were 49,626 shares of Series A Preferred Stock issued and outstanding on December 31, 2016 and December 31, 2015. There were no declared preferred dividends owed as of December 31, 2016 or 2015.

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

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of December 31, 2016, total accrued and unpaid preferred dividends were $3,134,129. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders, and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock are entitled to nominate and elect 2 directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof. To date, the Series A Purchaser has not exercised such director election or meeting observation rights.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2016 and December 31, 2015. There were 19,569,247 and 16,087,951 shares of common stock issued and outstanding as of December 31, 2016 and December 31, 2015, respectively. On July 11, 2016, the Company closed its public offering of 1,150,000 shares of common stock, at a public offering price of $5.75 per share, for gross proceeds of $6,612,500. On December 2, 2016, the Company closed its public offering of 2,000,000 shares of common stock, at a public offering price of $7.25 per share, for gross proceed of $14,500,000. Total net proceeds from these public offering was $19,238,015

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued )

Note 12 — Stock Warrants

The following table shows the various changes in warrants for the years ended:

	December 31, 2016	December 31, 2015

Warrants Outstanding, Beginning of Year	535,091	5,236,660
Exercised During the Year	(133,232)	(4,746,755)
Issued During the Year	-	60,000
Forfeited During the Year	-	(14,814)

Warrants Outstanding, End of Year	401,859	535,091

The outstanding warrants as of December 31, 2016 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 1.3 years. The weighted average exercise price is $2.41 per share.

During the year ended December 31, 2016 a total of 111,232 warrants were exercised on a cashless basis resulting in the issuance of 74,621 shares. An additional 22,000 warrants were exercised on cash basis resulting in proceeds of $60,750. During the year ended December 31, 2015, a total of 4,178,267 warrants were exercised on a cashless basis resulting in the issuance of 3,559,783 shares.

The Black-Scholes-Merton pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton pricing model incorporates various highly subjective assumptions, including expected term and share price volatility.

There were no new warrants issued during the year ended December 31, 2016. During the year ended December 31, 2015, 60,000 warrants were issued. The following summary table shows the assumptions used to compute the fair value of the 60,000 warrants granted during the year ending December 31, 2015 for investor relations services and their estimated value:

•	Expected term in years	2.8 to 3.0 years
•	Volatility	122.8 to 122.9%
•	Risk-free interest rate	0.90 to 0.99%
•	Expected annual dividends	None
•	Fair value of warrants issued	$260,373

The entire fair value amount of the warrants issued was recognized during the year ended December 31, 2015.

Note 13 — Stock Option Plans

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both statutory and incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company will no longer issue any options under the 2007 and 2009 Plans. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was initially 1,000,000 and automatically increase each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 10% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased. As at December 31, 2016, the authorized shares of common stock under the 2014 Plan totaled 1,956,925.

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

Options outstanding under the Stock Options Plans are as follows:

	2007 Plan	2009 Plan	2014 Plan	Total
Outstanding as of December 31, 2016	21,977	132,771	929,550	1,084,298
Available for future issuance under plan	—	—	1,027,375	1,027,375
Totals authorized by plan	21,977	132,771	1,956,925	2,111,673

The 2014 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2014 Plan, and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five year period, commencing on the date of grant. Most vest ratably over four years commencing on the date of the option grant. In the case of directors, such options are granted annually and expire ten years after the date of their grant and vest ratably, on a monthly basis, over the next 12 months. Non-employee directors have vesting of 50% immediately on grant and the balance vest ratably, on a monthly basis, over the next 12 months. Advisors or consultants can have vesting range from 100% of the option grants vesting immediately to ratably, on a monthly basis, up to 48 months.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option activity for the years ended December 31, 2016 and 2015:

		Weighted	Weighted Average
	Number of Options	Average Exercise Price	Remaining Life (years)

Outstanding at December 31, 2014	720,551	$4.46	8.56
Granted	374,000	5.67
Exercised	(15,833)	2.60
Expired or Forfeited	(55,929)	8.12

Outstanding at December 31, 2015	1,022,789	$4.59	7.56
Granted	116,750	6.60
Exercised	(10,450)	3.46
Expired or Forfeited	(44,791)	3.87
Outstanding at December 31, 2016	1,084,298	$4.76	7.57

As of December 31, 2016, there were 613,665 options that were fully vested and exercisable at weighted average exercise price of $4.83 per share. The weighted average remaining contractual term on the vested options is 7.0 years.

The unvested balance of 470,633 options as of December 31, 2016, are exercisable at a weighted average exercise price of $4.67 per share. The weighted average remaining contractual term on the vested options is 8.4 years.

The aggregate intrinsic value of the options outstanding as of December 31, 2016 was approximately $2,776,068.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility. For valuation purposes, stock option awards were categorized into two groups, stock option grants to employees and stock option grants to members of the Board of Directors.

The expected term of options granted was estimated to be the average of the vesting term, historical exercise and forfeiture rates, and the contractual life of the option. The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. Cash dividends have never been paid and are not anticipated to be paid in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2016 and 2015 and their estimated value:

December 31,	2016	2015
Assumptions for Black-Scholes:
Expected term in years	7.9	6.0 to 7.9
Volatility	103.6% to 109.7%	111.4 to 113.5%
Risk-free interest rate	1.27% to 1.68%	1.74% to 2.02%
Expected annual dividends	None	None

Value of options granted:
Number of options granted	116,750	374,000
Weighted average fair value per share	$5.73	$4.50
Fair value of options granted	$669,435	$1,684,179

FASB ASC Topic 718 requires pre-vesting option forfeitures at the time of grant to be estimated and periodically revised in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was approximately $2,080,180 as of December 31, 2016, relating to a total of 470,633 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.4 years. Unrecognized stock-based compensation expense was approximately $2,186,000 as of December 31, 2015, relating to a total of 598,101 unvested stock options under the Company’s stock option plans.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Commitments

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

Future minimum payments required under operating lease obligations as of December 31, 2016 are as follows:

Total Minimum
Year Ending Dec 31,	Lease Payments

2017	$369,352
2018	339,910
2019	335,248
2020	307,311
2021	-
Total	$1,351,821

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the years ended December 31, 2016 and 2015 totaled $482,147 and $186,471, respectively.

Note 15 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. To date the plan is comprised of 100% employee deferrals.

Note 16 — Litigation

The Company is currently not involved in any actual or pending legal proceeding or litigation.

Note 17 — Concentrations

For 2016 and 2015, sales to the U.S. government accounted for approximately 0% and 4% of the Company’s sales, respectively. No one customer represented greater than 10% of revenues in 2016. And one United Stated based customer represented 18% of revenues in 2015.

Note 18 — Related Party Transactions

The Company has accrued compensation owed to officers of the Company for services rendered that remain outstanding. These amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per annum, compounding monthly. The amounts were $648,720 as of December 31, 2016 and $358,719 as of December 31, 2015. The related interest amounts included in Accrued Interest were was $141,645 and $97,801 at December 31, 2016 2015, respectively. Interest expense related to the outstanding current accrued compensation in Accrued Expenses (Note 7) to officers was $43,844 and $35,722 for the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, $54,023 or 3% of total revenues, were derived from a major stockholder (22% on as-converted to common stock basis with respect to shares of Series A Preferred Stock held by such stockholder) of the Company who also represented $2,998 of the accounts receivable balance at December 31, 2016. Said stockholder comprised $481,920 or 18% of total revenues and represented $290,750 of the accounts receivable balance at December 31, 2015.

Note 19 — Subsequent Events

Recent Warrant Exercises:

Since January 1, 2017, the Company has received cashless exercises of 123,528 warrants that resulted in the issuance of 81,431 shares of common stock.

Recent Option Exercises:

Since January 1, 2017, the Company has received cashless exercises of 35,000 stock options that resulted in the issuance of 23,571 shares of common stock.

Recent Note Conversions:

Since January 1, 2017, $1,043,750 in long-term convertible notes have been converted to 463,890 shares of common stock, and $153,571 in accrued interest have been converted to 68,262 shares of common stock, both during this same time period in 2017. The total current portion of long-term convertible notes outstanding as of the date of the filing of this Annual Report, excluding accrued interest is $372,730, which is convertible into 165,658 shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	March 16, 2017
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer, Executive Vice-	March 16, 2017
Grant Russell	President and Director
(Principal Financial and
Accounting Officer)

/s/ Michael Scott	Director	March 16, 2017
Michael Scott

/s/ Alexander Ruckdaeschel	Director	March 16, 2017
Alexander Ruckdaeschel

/s/ Edward Kay	Director	March 16, 2017
Edward Kay

/s/ Paul Boris	Director	March 16, 2017
Paul Boris

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
4.1(5)	Form of Warrant
10.1(6)	2007 Amended and Restated Stock Option Plan
10.2(6)	2009 Stock Option Plan
10.3(1)	Form of Option Agreement under 2009 Stock Plan
10.4(6)	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.5(6)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10.6(6)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.7(7)	Revolving Line of Trade Credit Agreement dated as of May 21, 2010 by and between the registrant and Kopin Corporation
10.8(7)	Security Agreement dated as of May 21, 2010 by and between the Company and Kopin Corporation
10.9(8)	Amendment to Revolving Line of Trade Credit Agreement dated as of October 8, 2010 by and between the registrant and Kopin Corporation
10.10(9)	Warrant issued by the registrant to Kopin Corporation

10.11(10)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.12(10)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.13(10)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.14(11)	Securities Purchase Agreement, dated July 15, 2013
10.15(11)	16% Senior Secured Convertible Debenture due March 21, 2018
10.16(11)	Common Stock Warrant, dated July 15, 2013
10.17(12)	Securities Purchase Agreement, dated June 3, 2014
10.18(12)	5% Senior Secured Convertible Note due June 3, 2017
10.19(12)	Security Agreement dated June 3, 2014
10.20(12)	Registration Rights Agreement dated June 3, 2014
10.21(13)	2014 Equity Incentive Plan
10.22(14)	Letter Agreement with Chardan Capital Markets, LLC
10.23(15)	Series A Preferred Stock Purchase Agreement dated January 2, 2015
10.24(15)	Series A Preferred Stock Investor’s Rights Agreement, dated January 2, 2015
10.25(15)	Form of Waiver and Consent (June Notes)
10.26(15)	Form of Waiver and Consent (July 2013 Warrants)
14.1(16)	Code of Ethics
16.1(17)	EFPR letter to the SEC dated October 8, 2014
21.1(18)	Subsidiaries
23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Section 1350 CEO Certification
32.2*	Section 1350 CFO Certification
101*	The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

†	Confidential treatment granted as to certain portion

*	Filed herewith.

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.

(5)	Filed as an exhibit to the S-1/A filed July 29, 2013 and incorporated herein by reference.

(6)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.

(7)	Filed as an exhibit to the Current Report on Form 8-K filed June 2, 2010 and incorporated herein by reference.

(8)	Filed as an exhibit to the Current Report on Form 8-K filed October 27, 2010 and incorporated herein by reference.

(9)	Filed as an exhibit to the S-1 filed December 21, 2012 and incorporated herein by reference.

(10)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.

(11)	Filed as an exhibit to the Current Report on Form 8-K filed July 16, 2013 and incorporated herein by reference.

(12)	Filed as an exhibit to the Current Report on Form 8-K filed June 4, 2014 and incorporated herein by reference.

(13)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.

(14)	Filed with as an exhibit to the Post-Effective Amendment to Form S-1 filed December 5, 2014 and incorporated herein by reference.

(15)	Filed as an exhibit to 8-K filed January 2, 2015 and incorporated herein by reference.

(16)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.

(17)	Filed as exhibit to 8-K filed October 9, 2014 and incorporated herein by reference.

(18)	Filed as exhibit to S-1/A filed June 10, 2013 and incorporated herein by reference.