Form 10-Q
period 2017-03-31
Vuzix Corp
filed 2017-05-10
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 10, 2017, there were 20,408,926 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$10,395,656	$14,533,944
Accounts Receivable	320,575	103,314
Inventories, Net	2,720,832	2,651,218
Manufacturing Vendor Prepayments	212,279	144,168
Prepaid Expenses and Other Assets	550,722	797,409

Total Current Assets	14,200,064	18,230,053

Long-Term Assets
Fixed Assets, Net	3,413,262	3,364,908
Patents and Trademarks, Net	552,366	535,461
Software Development Costs, Net	143,225	214,838

Total Assets	$18,308,917	$22,345,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,003,149	$1,085,472
Current Portion of Long-Term Debt, net of discount	518,374	1,416,480
Customer Deposits	108,285	66,162
Unearned Revenue	298,173	509,572
Accrued Expenses	1,245,973	1,331,983
Income and Other Taxes Payable	11,120	12,290

Total Current Liabilities	3,185,074	4,421,959

Long-Term Liabilities
Derivative Liability	150,571	173,131
Accrued Expenses	25,832	28,333
Total Long-Term Liabilities	176,403	201,464

Total Liabilities	3,361,477	4,623,423

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding March 31, 2017, and December 31, 2016	50	50
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 20,293,173 Shares Issued and Outstanding March 31, 2017 and 19,569,247 on December 31, 2016	20,293	19,569
Additional Paid-in Capital	95,947,859	94,541,168
Accumulated Deficit	(81,020,762)	(76,838,950)

Total Stockholders’ Equity	14,947,440	17,721,837

Total Liabilities and Stockholders’ Equity	$18,308,917	$22,345,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance — December 31, 2016	49,626	$50	19,569,247	$19,569	$94,541,168	$(76,838,950)	$17,721,837

Conversion of Note Payable & Accrued Interest			532,152	532	1,196,809		1,197,341
Exercise of Warrants			168,203	168	(168)		—
Stock Based Compensation Expense					210,074		210,074
Exercise of Stock Options			23,571	24	(24)		—
Net Loss for the Quarter Ended March 31, 2017						(4,181,812)	(4,181,812)

Balance — March 31, 2017	49,626	$50	20,293,173	$20,293	$95,947,859	$(81,020,762)	$14,947,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

         VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended March 31,
	2017	2016

Sales of Products	$959,383	$363,839
Sales of Engineering Services	251,280	—

Total Sales	1,210,663	363,839

Cost of Sales — Products	953,903	602,977
Cost of Sales — Engineering Services	108,000	—

Total Cost of Sales	1,061,903	602,977

Gross Profit (Loss) (exclusive of depreciation shown separately below)	148,760	(239,138)

Operating Expenses:
Research and Development	1,668,956	1,274,713
Selling and Marketing	1,030,999	1,126,499
General and Administrative	1,235,183	886,315
Depreciation and Amortization	239,830	169,188

Total Operating Expenses	4,174,968	3,456,715
Loss from Operations	(4,026,208)	(3,695,853)

Other Income (Expense)
Other Taxes	(10,550)	(20,721)
Investment Income	17,900	9,455
Foreign Exchange Gain (Loss)	1,097	(3,949)
Amortization of Deferred Financing Costs	(11,453)	(11,581)
Gain (Loss) on Derivative Valuation	22,560	101,666
Amortization of Senior Term Debt Discount and Issuance Expenses	(134,192)	(121,206)
Interest Expense, net of Interest Income	(40,966)	(33,550)

Total Other Income (Expense)	(155,604)	(79,886)

Loss Before Provision for Income Taxes	(4,181,812)	(3,775,739)
Provision for Income Taxes	—	—

Net Loss	$(4,181,812)	$(3,775,739)
Preferred Stock Dividends	(413,464)	(393,824)
Earnings Available to Common Stockholders	(4,595,276)	(4,169,563)

Basic and Diluted Loss Per Share	$(0.23)	$(0.26)

Weighted-average Shares Outstanding:
Basic and Diluted	19,714,396	16,102,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(4,181,812)	$(3,775,739)
Non-Cash Adjustments
Depreciation and Amortization	239,830	169,188
Amortization of Software Development Costs in cost of sales products	71,613	71,612
Stock Based Option Compensation Expense	210,074	173,816
Amortization of Term Debt Discount	134,192	121,206
Amortization of Debt Issuance Costs	11,453	11,581
Common Stock and Warrants Issued for Services	—	38,925
(Gain) Loss on Derivative Valuation	(22,560)	(101,666)
(Increase) Decrease in Operating Assets
Accounts Receivable	(217,261)	269,233
Inventories	(69,614)	(57,026)
Vendor Prepayments	(68,111)	33,337
Prepaid Expenses and Other Assets	246,687	169,204
Increase (Decrease) in Operating Liabilities
Accounts Payable	(82,323)	(469,658)
Accrued Expense	49,262	32,119
Customer Deposits	42,123	24,530
Unearned Revenue	(211,399)	44,994
Income and Other Taxes Payable	(1,169)	8,122
Accrued Compensation	(25,110)	—
Accrued Interest	40,926	23,647

Net Cash Flows Used in Operating Activities	(3,833,199)	(3,212,575)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(262,774)	(411,440)
Investments in Patents and Trademarks	(42,315)	(30,709)

Net Cash Used in Investing Activities	(305,089)	(442,149)

Cash Flows from Financing Activities
Repayment of Long-Term Debt and Notes Payable	—	(8,479)
Net Cash Flows Used by Financing Activities	—	(8,479)

Net Decrease in Cash and Cash Equivalents	(4,138,288)	(3,663,203)
Cash and Cash Equivalents — Beginning of Period	14,533,944	11,877,058

Cash and Cash Equivalents — End of Period	$10,395,656	$8,213,855
Supplemental Disclosures
Interest Paid in Cash	$10,690	$7,431
Conversion of Long-Term Debt and Accrued Interest	$1,197,341	$22,500
Receivable from Stock Option Exercise	$14,820	$—

 The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K (the “Annual Report”).

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2016, as reported in the Company’s Annual Report.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

In the first quarter of 2017, Toshiba Japan represented 20% of revenues as compared to 0% in the same 2016 period. As of March 31, 2017 and 2016, Toshiba Japan accounted for 75% and 0% of accounts receivables, respectively.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Condensed Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred a net loss for the first three months of 2017 of $4,181,812. The Company has incurred a net loss consistently over the last 2 years. The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $81,020,762 as of March 31, 2017.

The Company’s cash requirements are primarily for funding operating losses, research, capital expenditures and working capital. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, and the sales of equity. In 2016, we received total net proceeds from public equity offerings of $19,238,015, after underwriting discounts and commissions and other offering expenses payable by Vuzix.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	the commencement of full volume manufacturing of the new M300 Smart Glasses this spring, along with expected margin improvements from higher production volumes and assembly off shore;

•	the recent award of a Smart Glasses development program with Toshiba, which we expect to be completed by September 2017 and represents a further $905,000 in revenues during the next two fiscal quarters.

•	tightly control operating costs and reduce spending growth rates wherever possible;

•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products;

•	reduce the rate of research and development spending on new technologies, particularly the use of costly external contractors

•	delay some planned new products based on new technology; and

•	the Company has $547,990 in convertible senior secured notes payable, that are convertible at $2.25 per share, which are due on June 3, 2017. We expect that the remaining holders of these notes, whom are also current stockholders, will convert all their notes and related accrued interest.

However, if these actions are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

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

Note 2 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three months ended March 31, 2017 and 2016, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of March 31, 2017 and December 31, 2016, there were 6,446,784 and 7,227,738 respectively, common stock share equivalents potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	March 31, 2017	December 31, 2016

Purchased Parts and Components	$1,998,111	$1,990,026
Work in Process	364,329	454,120
Finished Goods	938,520	831,069
Less: Reserve for Obsolescence	(580,128)	(623,997)
Net	$2,720,832	$2,651,218

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016

Accrued Wages and Related Costs	$136,988	$119,472
Accrued Compensation	623,609	648,720
Accrued Professional Services	157,885	137,099
Accrued Warranty Obligations	54,592	41,132
Accrued Interest	262,899	375,560
Other Accrued Expenses	10,000	10,000

Total	$1,245,973	$1,331,983

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding from prior to 2015, as well as 2016 declared bonuses. The pre-2015 amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. Those amounts were $333,609 as of March 31, 2017 and $358,720 as of December 31, 2016. The related interest amounts included in Accrued Interest was $156,914 and $141,645 respectively at March 31, 2017 and December 31, 2016. The 2016 bonuses included in Accrued Compensation were $290,000 as of March 31, 2017 and December 31, 2016.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years for some of our products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the quarter ended March 31, 2017 and December 31, 2016 were as follows:

Accrued Warranty Obligations at December 31, 2016	$41,132
Reductions for Settling Warranties	(24,188)
Warranties Issued During Period	37,648

Accrued Warranty Obligations at March 31, 2017	$54,592

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

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. As at March 31, 2017 and December 31, 2016 a total of 38,100 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the closing of our sale of shares of Series A Preferred Stock on January 2, 2015 (the “Series A Private Placement”), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil and reclassified into stockholders equity under Additional Paid-In Capital.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2017:

	Total	Level 1	Level 2	Level 3

Warrant Liability	$150,571	$—	$—	$150,571
Total liabilities measured at fair value (Long-Term)	$150,571	$—	$—	$150,571

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016:

	Total	Level 1	Level 2	Level 3

Warrant Liability	$173,131	$—	$—	$173,131
Total liabilities measured at fair value (Long-Term)	$173,131	$—	$—	$173,131

Fair value – December 31, 2016	$173,131

Change in fair value for the period of warrant derivative liability	(22,560)

Fair value – March 31, 2017	$150,571

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	March 31, 2017	December 31, 2016

Assumptions for Pricing Model:
Expected term in years	1.35	1.22
Volatility range for years	115%	100%
Risk-free interest rate	1.03%	1.47%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$150,571	$173,131

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2017	December 31, 2016

Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no payments are required prior to maturity. The notes carry a 5% interest rate, payable upon the notes’ maturity. Both the principal plus accrued interest is convertible into shares of the Company’s common stock at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	547,990	1,591,740
Convertible, Senior Secured Notes Debt Issuance Costs of $139,340, net of accumulated amortization. The estimated aggregate annual amortization expense is approximately $8,000 in 2017.	(8,048)	(19,500)
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	(21,568)	(155,760)

	$518,374	$1,416,480
Less: Amount Due Within One Year	(518,374)	(1,416,480)

Amount Due After One Year	$—	$—

The calendar year aggregate maturities for all borrowings exclusive of discounts as of March 31, 2017 are as follows:

Total Aggregate Maturity For Period	Amounts

2017 (3 months)	547,990
Total Unamortized Debt Discounts and Deferred Costs	(29,616)

Total Borrowings as of March 31, 2017	$518,374

Of the Convertible Senior Secured Notes, $1,043,750 were converted into 463,889 shares of common stock during the three months ended March 31, 2017 and $153,591 of accrued interest on these Notes were converted into 68,263 shares of common stock during the three months ended March 31, 2017.

Note 7 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 — Capital Stock

Preferred stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of March 31, 2017 and December 31, 2016, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on March 31, 2017 and December 31, 2016.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of March 31, 2017, total accrued and unpaid preferred dividends were $3,547,594. As of December 31, 2016, total accrued and unpaid preferred dividends were $3,134,129. There were no declared preferred dividends owed as of March 31, 2017 or December 31, 2016.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of March 31, 2017 and December 31, 2016. There were 20,293,173 and 19,569,247 shares of common stock issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.

Note 9 — Stock Warrants

A summary of the various changes in warrants during the three month period ended March 31, 2017 is as follows.

Number of Shares

Warrants Outstanding at December 31, 2016	401,859
Exercised During the Period	(250,009)
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, March 31, 2017	151,850

The outstanding warrants as of March 31, 2017 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 1.2 years. The weighted average exercise price is $2.66 per share.

Note 10 — Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2016	1,084,298	$4.76
Granted	—	—
Exercised	(35,000)	2.40
Expired or Forfeited	(7,619)	17.50

Outstanding at March 31, 2017	1,041,679	$4.75

The weighted average remaining contractual term for all options as of March 31, 2017 and December 31, 2016 was 7.4 years and 7.6 years respectively.

As of March 31, 2017, there were 624,032 options that were fully vested and exercisable at a weighted average exercise price of $4.75 per share. The weighted average remaining contractual term on the vested options is 6.9 years.

As of March 31, 2017, there were 417,647 unvested options exercisable at a weighted average exercise price of $4.73 per share. The weighted average remaining contractual term on the unvested options is 8.2 years.

No cash was received from option exercises for the three months ended March 31, 2017.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2017, the Company had approximately $1,870,106 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.4 years.

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

Future minimum payments required under operating lease obligations as of March 31, 2017 are as follows:

Total Minimum Lease Payments
2017 (9 months remaining)	276,503
2018	339,910
2019	335,248
2020	307,311
2021	-
Total	$1,258,972

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the three months ended March 31, 2017 and 2016 totaled $110,369 and $123,814, respectively.

Note 13 — Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of implementation of this standard on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but not for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. Under this new guidance, entities must elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) apply an estimated forfeiture rate, as is currently required. The standard is effective for fiscal periods beginning after December 15, 2016. We have adopted this standard for the quarter ended March 31, 2017 and have elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have adopted this standard for the quarter ended March 31, 2017 on a prospective basis; therefore, all deferred tax assets and liabilities have been classified as noncurrent in the accompanying Consolidated Balance Sheets. Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.  As of March 31, 2017, the Company had a full valuation allowance against all net deferred tax assets, as such the adoption of this standard did not have a material impact on our consolidated financial statements.

Note 14 — Subsequent Events

Recent Option Exercises:

Since March 31, 2017, the Company has issued 211 shares of common stock upon the cashless exercise of 375 stock options.

Recent Note Conversions:

Since March 31 2017, $225,000 in long-term convertible notes have been converted to 100,000 shares of common stock, and $34,972 in accrued interest have been converted to 15,543 shares of common stock.

Recent Stock Awards:

Since March 31, 2017, the Company has awarded 100,000 common shares, subject to vesting to its new COO and 16,543 common shares were awarded an IR firm as part of their annual retainer for services covering April 2017 to March 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2016.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our accounting policies for the three month period ended March 31, 2017.

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

Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards and GAAP. The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively, and improve guidance for multiple-element arrangements. ASU 2014-09 will be effective in the first quarter of fiscal 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of implementation of this standard on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases. Lessees recognize assets and liabilities for capital leases but not for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting which amends the current stock compensation guidance. The amendments simplify the accounting for the taxes related to stock based compensation, including adjustments to how excess tax benefits and a company's payments for tax withholdings should be classified. Under this new guidance, entities must elect whether to account for forfeitures of share-based payments by (1) recognizing forfeitures of awards as they occur or (2) apply an estimated forfeiture rate, as is currently required. The standard is effective for fiscal periods beginning after December 15, 2016. We have adopted this standard for the quarter ended March 31, 2017 and have elected to account for forfeitures as they occur. The adoption of this standard did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We have adopted this standard for the quarter ended March 31, 2017 on a prospective basis; therefore, all deferred tax assets and liabilities have been classified as noncurrent in the accompanying Consolidated Balance Sheets. Noncurrent deferred tax assets and noncurrent deferred tax liabilities are included in other assets and other long-term liabilities, respectively, in the accompanying Consolidated Balance Sheets.  As of March 31, 2017, the Company had a full valuation allowance against all net deferred tax assets, as such the adoption of this standard did not have a material impact on our consolidated financial statements.

There are no other recent accounting pronouncements that we expect to have a material impact on the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2017 and 2016.

	3 Months Ended March 31,
	2017	2016	Dollar Change	% Increase (Decrease)

Sales of Products	$959,383	$363,839	$595,544	164%
Sales of Engineering Services	251,280	—	251,280	-

Total Sales	1,210,663	363,839	846,824	233%

Cost of Sales — Products	953,903	602,977	350,926	58%
Cost of Sales — Engineering Services	108,000	—	108,000	-

Total Cost of Sales	1,061,903	602,977	458,926	76%

Gross Profit (Loss)	148,760	(239,138)	387,898	162%
Gross Profit (Loss) %	12%	(66)%

Operating Expenses:
Research and Development	1,668,956	1,274,713	394,243	31%
Selling and Marketing	1,030,999	1,126,499	(95,500)	(8)%
General and Administrative	1,235,183	886,315	348,868	39%
Depreciation and Amortization	239,830	169,188	70,642	42%

Loss from Operations	(4,026,208)	(3,695,853)	(330,355)	9%

Other Income (Expense)
Investment Income	17,900	9,455	8,455	89%
Other Taxes	(10,550)	(20,721)	10,171	(49)%
Foreign Exchange Gain (Loss)	1,097	(3,949)	5,046	127%
Gain (Loss) on Derivative Valuation	22,560	101,666	(79,106)	(78)%
Amortization of Senior Term Debt Discount	(134,192)	(121,206)	12,986	11%
Amortization of Deferred Financing Costs	(11,453)	(11,581)	128	(1)%
Interest Expense, net of Interest Income	(40,966)	(33,550)	(7,416)	22%

Total Other Income (Expense)	(155,604)	(79,886)	(75,718)	95%

Loss Before Provision for Income Taxes	(4,181,812)	(3,775,739)	(406,073)	11%
Provision for Income Taxes	—	—	—	—

Net Loss	$(4,181,812)	$(3,775,739)	$(406,073)	11%

 Sales.    There was an overall increase in product sales for the quarter ended March 31, 2017 over the same period in 2016 of $595,544 or 164%. The following table reflects the major components of our sales:

	Quarter Ended March 31, 2017	% of Sales	Quarter Ended March 31, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$901,448	74%	$312,164	86%	$589,284	189%
Sales of Video Eyewear	48,319	4%	41,980	12%	6,339	15%
Sales Freight out	9,616	1%	9,695	2%	(79)	(1)%
Sales of Engineering Services	251,280	21%	-	-	251,280	-
Total Sales	$1,210,663	100%	$363,839	100%	$846,824	233%

The increase in Smart Glasses was primarily the result of the volume production release and commencement of sales of the M300 Smart Glasses. M300 sales contributed to the majority of increased revenues in the first quarter of 2017 as compared to no sales in the corresponding first quarter of 2016. As March 31, 2017 we were still receiving orders for M300 migration packages and preorders, which were affected by mass production start-up challenges in the quarter, as we were not able to fulfill approximately 45% of our original M300 migration pack orders. As a result these migration pack sales and M300 pre-orders were recorded as deferred revenues or customer deposits and they will not be recognized as revenue until their shipment. Sales of our original M100 Smart Glasses increased in the first quarter of 2017 over the 2016 quarterly period, reflecting its continued sales strength in light of the new M300. Our iWear Video Headphones sales were up 15% for the first quarter of 2017 as compared to the same period in 2016. This overall revenue increase was achieved even after our drop in the retail price of the iWear to $299 from it 2016 price of $499. Sales of engineering services were $251,280 for the first quarter of 2017 versus no revenues from this category in the same 2016 period. The majority of this relates to work being performed for a specialized version of our smart glasses for Toshiba Japan.

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

Component of Cost of Sales	Quarter Ended March 31, 2017	As % Related Product Sales	Quarter Ended March 31, 2016	As % of Related Product Sales	Dollar Change

Product Cost of Sales	$486,828	51%	$283,316	78%	$203,513
Freight Costs	101,585	11%	67,013	18%	34,572
Manufacturing Overhead	225,038	24%	147,062	40%	77,976
Warranty Costs	37,648	4%	10,918	3%	26,729
Amortization of Software Costs	71,613	8%	71,613	20%	-
Software Royalties	31,191	3%	23,055	6%	8,136

Total Cost of Sales – Products	$953,903	99%	$602,977	166%	$350,925

Gross Profit (Loss) – Product Sales	$5,480	1%	$(239,138)	(66)%	$244,619

 Excluding engineering services, we achieved a small gross profit of $5,480 or 1% of product revenues as compared to a loss of $239,138 or a negative 66% for the same first quarter period in 2016. The overall improvement was the direct result of the absorption of our many of our relatively fixed manufacturing overheads and amortization costs by the increased revenues, as compared to the 2016 period when sales revenues were significantly less. Partially offsetting this overall improvement was a reduction in actual product gross margins realized due the fact that iWear Video Headphones are now effectively being sold at their net realizable value, pursuant to our write-down at end of fiscal 2016. Additionally the gross margins being realized on the first volume sales shipments of our M300 Smart Glasses was approximately 30% less than expected due to production inefficiencies and yields. Manufacturing overhead costs rose primarily due to increased salaries and production labor costs of $69,066, and $8,908 increased travel costs related to our Asian factory visit. Freight costs of $101,585 were substantially higher for the 2017 period as compared to $67,013 in 2016 due the use of express freight services related to the M300 Smart Glasses production start-up and deliveries to customers.

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

	Quarter Ended March 31, 2017	% of Sales	Quarter Ended March 31, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$1,668,956	138%	$1,274,713	350%	$394,243	31%

Comparing the research and development costs for the first quarter ended March 31, 2017 versus the same period in 2016, there was an increase in 2017 salary, benefits and stock compensation expenses of $101,125, primarily the result of additional R&D staff versus the same period in 2016; an increase in project development and research costs of $230,761 primarily related to transitioning the M300 Smart Glasses into volume production with our outside contractor which assisted in the development work; a decrease of $10,786 in rent and utility costs from the 2016 period where we still had waveguide R&D equipment at our old facility which was not consolidated into our new corporate facilities until September 2016; and a decrease of $32,081 in travel costs related to our outside production contractor and development contractors.

 Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, PR agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Quarter Ended March 31, 2017	% of Sales	Quarter Ended March 31, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$1,030,999	85%	$1,126,499	310%	$(95,500)	(8)%

 These costs decreased overall due to the following factors: a reduction of $100,850 in website development costs; a reduction of $10,696 in travel costs; a reduction of $134,434 in marketing firm services; partially offset by a increase of $68,849 in trade show costs; a $53,183 increase in salary, commissions, benefits and stock compensation expenses related to new staff additions Europe as compared to the same period in 2016 and an increase of $18,417 for computer software subscriptions.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Quarter Ended March 31, 2017	% of Sales	Quarter Ended March 31, 2016	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$1,235,183	102%	$886,315	244%	$348,868	39%

General and administrative costs rose for the first quarter of 2017 versus 2016 primarily because of: a $210,700 increase in audit fees and related consulting fees, with the majority of the change being for Sarbanes-Oxley Section 404 consultants retained to assist management in designing and implementing improvements in our financial reporting controls; increased salary costs of $104,862 due to the hiring of new accounting and internal IR personnel; increased compensation expense related to stock awards of $47,625 to our external directors as part of their annual compensation; and a $11,816 increase in travel costs.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended March 31, 2017 was $239,830 as compared to $169,188 in the same period in 2016, an increase of $70,642. The increase in depreciation and amortization expense is due to new investments in depreciable assets made during 2016 and the first quarter of 2017, including the finalization of the M300 tooling and the commencement of depreciation costs against those investments.

Other Income (Expense).  Total other expense was $155,604 for the three months ended March 31, 2017 compared to an expense of $79,886 in the same period in 2016, an increase of $75,718. The overall increase in these other expenses was primarily the result of a reduced gain on the derivative valuation for the three months ended March 31, 2017 of $22,560 as compared to a gain of $101,666 in the same period in 2016, a decrease of $79,106.

Provision for Income Taxes. There was not a provisions for income taxes in the three month period ending March 31, 2017 or 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents of $10,395,656, a decrease of $4,138,288 from $14,533,944 as of December 31, 2016.

At March 31, 2017 we had current assets of $14,200,064 compared to current liabilities of $3,185,074 which resulted in a positive working capital position of $11,014,990. At December 31, 2016, we had a working capital position of $13,808,094. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $3,833,199 of cash for operating activities for the three months ending March 31, 2017 and $3,212,575 in the same period in 2016. The major operating items for the quarter ended March 31, 2017 resulted from a $3,537,210 loss from operations after non-cash adjustments and a $217,261 increase in accounts receivable, a $246,687 decrease in prepaid expenses, and a $211,399 reduction in unearned revenue. The major operating items for 2016 resulted from a $3,291,077 loss from operations after non-cash adjustments and $169,204 decrease in prepaid expenses, a $269,233 decrease in accounts receivable and a $469,658 reduction in accounts payable.

Investing Activities.   Cash used in investing activities was $305,089 for the three months ended March 31, 2017 as compared to $442,149 in the same period in 2016. During the first quarter of 2017, $262,774 was used primarily for the purchase of manufacturing equipment and mold tooling computer equipment.as compared to spending of $411,440 for the same period in 2016.The costs of registering our intellectual property rights, included in the investing activities totals described above, were $42,315 in the three month period ending March 31, 2017 and $30,709 in the same period in 2016.

Financing Activities.   We used zero cash for financing activities for the three months ending March 31, 2017 as compared to $8,479 in the same period in 2016.

Capital Resources.   As of March 31, 2017, we had a cash balance of $10,395,656.

We incurred a net loss for the first three months of 2017 of $4,181,812. The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $81,020,762 as of March 31, 2017. The Company needs to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

The Company’s cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to increase significantly. The Company late in the first quarter of 2017 began volume production and commercial shipments of its new M300 Smart Glasses, expanding its product offerings from the prior 2016 period, when the M300 was announced but not ready for sale. However, if this product and others in development are not successful within a reasonable time period after their commercial releases, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

Historically, the Company has met its cash needs by the sales of equity and convertible debt, and borrowings under notes. If the Company raises additional funds by these methods, the ownership interest of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets. The Company had $547,990 in convertible senior secured notes payable as of March 31, 2017, that are convertible to common stock at $2.25 per share, which is due on June 3, 2017. Since March 31, 2017, over half of these notes have been converted. We expect that the remaining holders of these notes, whom are also current stockholders, will convert all their notes and related accrued interest.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our 2016 annual report on Form 10-K and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

We invest our excess cash in high-quality short-term corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities. We are exposed to changes in foreign currency exchange rates primarily through transaction gains and losses as a result of non U.S. dollar denominated cash flows related to business activities in Japan and Europe. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, included in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016, our internal control over financial reporting was considered ineffective as of that date as a result of certain material weaknesses. One of the material weaknesses that existed was over the financial reporting and close processes related to (i) ineffective procedures and controls over journal entries; and (ii) inadequate controls and procedures related to the timely preparation and review of account reconciliations.

In the fourth quarter of 2016, we implemented new controls to remediate the material weakness stated above, including (i) the installation of a monthly close checklist to ensure all procedures, including account reconciliations, are performed and appropriate reviews thereof are completed in a timely manner; (ii) an enhanced quarterly analytical review of financial performance; and (iii) an improved journal entry review process. These controls implemented in the fourth quarter, improved our period-end financial close and reporting process as a whole. Management has further tested these and other implemented controls during the first quarter of 2017 and found them to have continued to be effective. Accordingly, management has concluded that, as of March 31, 2017, this material weakness has been remediated.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016. There have been no material changes from those risk factors. The risks discussed in our 2016 annual report could materially affect our business, financial condition and future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

-	During the three months ended March 31, 2017, we issued 23,571 shares of common stock upon the exercise of stock options.
-	During the three months ended March 31, 2017, we issued 168,203 shares of common stock upon the exercise of warrants.
-	During the three months ended March 31, 2017, we issued 532,152 shares of common stock upon conversion of convertible notes in the principal amount of $1,043,750 and $153,591 of accrued interest.

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

VUZIX CORPORATION

Date: May 10, 2017	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)