Form 10-Q
period 2017-06-30
Vuzix Corp
filed 2017-08-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

As of August 9, 2017, there were 20,674,742 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$6,129,342	$14,533,944
Accounts Receivable	142,530	103,314
Accrued Revenue	420,314	—
Inventories, Net	3,407,141	2,651,218
Manufacturing Vendor Prepayments	206,148	144,168
Prepaid Expenses and Other Assets	517,512	797,409

Total Current Assets	10,822,987	18,230,053

Long-Term Assets
Fixed Assets, Net	3,586,193	3,364,908
Patents and Trademarks, Net	587,127	535,461
Software Development Costs, Net	171,611	214,838

Total Assets	$15,167,918	$22,345,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,809,146	$1,085,472
Current Portion of Long-Term Debt, net of discount	—	1,416,480
Customer Deposits	47,409	66,162
Unearned Revenue	139,038	509,572
Accrued Expenses	1,064,451	1,331,983
Income and Other Taxes Payable	2,594	12,290

Total Current Liabilities	3,062,638	4,421,959

Long-Term Liabilities
Derivative Liability	163,987	173,131
Accrued Expenses	23,333	28,333
Total Long-Term Liabilities	187,320	201,464

Total Liabilities	3,249,958	4,623,423

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding June 30, 2017, and December 31, 2016	50	50
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 20,609,182 Shares Issued and Outstanding June 30, 2017 and 19,569,247 on December 31, 2016	20,609	19,569
Additional Paid-in Capital	96,988,013	94,541,168
Accumulated Deficit	(85,090,712)	(76,838,950)

Total Stockholders’ Equity	11,917,960	17,721,837

Total Liabilities and Stockholders’ Equity	$15,167,918	$22,345,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance — December 31, 2016	49,626	$50	19,569,247	$19,569	$94,541,168	$(76,838,950)	$17,721,837

Conversion of Note Payable & Accrued Interest			827,237	827	1,860,456		1,861,283
Exercise of Warrants			168,203	168	(168)		—
Stock Based Compensation Expense			4,170	4	486,598		486,602
Exercise of Stock Options			23,782	24	(24)		—
Common Stock Issued for Services			16,543	17	99,983		100,000
Net Loss for the Six Months Ended June 30, 2017						(8,251,762)	(8,251,762)

Balance — June 30, 2017	49,626	$50	20,609,182	$20,609	$96,988,013	$(85,090,712)	$11,917,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Sales of Products	$904,947	$421,377	$1,864,330	$785,217
Sales of Engineering Services	420,314	139,500	671,594	139,500

Total Sales	1,325,261	560,877	2,535,924	924,717

Cost of Sales — Products	1,397,831	647,871	2,351,734	1,250,848
Cost of Sales — Engineering Services	356,917	39,060	464,917	39,060

Total Cost of Sales	1,754,748	686,931	2,816,651	1,289,908
Gross Loss (exclusive of depreciation shown separately below)	(429,487)	(126,054)	(280,727)	(365,191)
Operating Expenses:
Research and Development	1,198,940	1,669,043	2,867,748	2,943,756
Selling and Marketing	800,329	651,547	1,831,328	1,778,046
General and Administrative	1,308,234	1,199,427	2,543,417	2,085,744
Depreciation and Amortization	242,979	183,686	482,809	352,874

Loss from Operations	(3,979,969)	(3,829,757)	(8,006,029)	(7,525,611)

Other Income (Expense)
Investment Income	14,944	3,324	32,844	12,779
Other Taxes	(11,600)	(13,904)	(22,150)	(34,625)
Foreign Exchange Loss	(26,151)	(3,536)	(25,053)	(7,484)
(Loss) Gain on Derivative Valuation	(13,416)	(99,679)	9,144	1,987
Amortization of Senior Term Debt Discount	(21,568)	(114,816)	(155,760)	(236,022)
Amortization of Deferred Financing Costs	(8,048)	(11,580)	(19,500)	(23,160)
Interest Expense	(24,291)	(33,542)	(65,258)	(67,093)

Total Other Expense	(90,130)	(273,733)	(245,733)	(353,618)

Loss Before Income Taxes	(4,070,099)	(4,103,490)	(8,251,762)	(7,879,229)
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	(4,070,099)	(4,103,490)	(8,251,762)	(7,879,229)
Preferred Stock Dividends	(424,243)	(399,715)	(837,708)	(793,540)

Loss Attributable to Common Stockholders	$(4,494,342)	$(4,503,205)	$(9,089,470)	$(8,672,769)

Loss per Share
Basic and Diluted Loss per Share (Note 2)	$(0.22)	$(0.28)	$(0.45)	$(0.54)
Weighted-average Shares Outstanding Basic and Diluted	20,446,824	16,137,419	20,082,633	16,135,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(8,251,762)	$(7,879,229)
Non-Cash Adjustments
Depreciation and Amortization	482,809	352,874
Amortization of Software Development Costs in cost of sales products	143,225	143,225
Stock Based Option Compensation Expense	486,602	349,206
Amortization of Term Debt Discount	155,760	236,022
Amortization of Debt Issuance Costs	19,500	23,160
Common Stock Issued for Services	100,000	175,674
Loss on Derivative Valuation	(9,144)	(1,987)
(Increase) Decrease in Operating Assets
Accounts Receivable	(39,216)	223,811
Accrued Revenue	(420,314)	—
Inventories	(755,923)	(121,856)
Vendor Prepayments	(61,980)	(55,163)
Prepaid Expenses and Other Assets	279,898	(210,899)
Increase (Decrease) in Operating Liabilities
Accounts Payable	723,632	149,734
Accrued Expense	56,711	179,151
Customer Deposits	(18,753)	7,123
Unearned Revenue	(370,534)	191,654
Income and Other Taxes Payable	(9,695)	11,327
Accrued Compensation	(124,918)	—
Accrued Interest	65,260	(160,967)

Net Cash Flows Used in Operating Activities	(7,548,842)	(6,387,140)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(662,993)	(836,541)
Investments in Patents and Trademarks	(92,767)	(56,834)
Investments in Software Development	(100,000)	—

Net Cash Used in Investing Activities	(855,760)	(893,375)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	45,000
Repayment of Long-Term Debt and Notes Payable	—	(55,210)
Net Cash Flows Used in Financing Activities	—	(10,210)

Net Decrease in Cash and Cash Equivalents	(8,404,602)	(7,290,725)
Cash and Cash Equivalents — Beginning of Period	14,533,944	11,877,058

Cash and Cash Equivalents — End of Period	$6,129,342	$4,586,333
Supplemental Disclosures
Interest Paid in Cash	$39	$11,444
Conversion of Debt and Accrued Interest	$1,861,283	$22,500

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

For the six months ended June 30, 2017, Toshiba Japan represented 26% of revenues as compared to 0% in the same 2016 period. As of June 30, 2017 and 2016, Toshiba Japan accounted for 75% and 0% of accounts receivables and accrued revenue, respectively.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Condensed Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred a net loss for the first six months of 2017 of $8,251,762. The Company has incurred a net loss consistently over recent years. The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $85,090,712 as of June 30, 2017.

The Company’s cash requirements are primarily for funding operating losses, research, capital expenditures and working capital. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, and the sales of equity. In 2016, we received total net proceeds from public equity offerings of $19,238,015, after underwriting discounts and commissions and other offering expenses.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis. Management’s plans concerning these matters and managing our liquidity includes among other things:

•	the commencement of full volume manufacturing of the new M300 Smart Glasses in the spring of 2017, along with expected margin improvements from higher production volumes and assembly offshore, which we successfully completed in June 2017;

•	the recent award of a Smart Glasses development program with Toshiba, which we expect to be completed by early fall 2017 and represents approximately a further $715,000 in revenues during the next two fiscal quarters;

•	tighter control of operating costs and reduce spending growth rates wherever possible;

•	delay new product tooling and curtail discretionary and non-essential capital expenditures not related to select near-term new products;

•	reduce the rate of research and development spending on new technologies, particularly the use of costly external contractors for upcoming Blade 3000 smart glasses that will first be manufactured at our Rochester plant rather than at more costly external contractors; and

•	delaying planned new products based on new technology including the M3000 and AR 3000 Smart Glasses.

However, if these actions are not successful in the near term, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

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

Note 2 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and six months ended June 30, 2017 and 2016, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2017 and December 31, 2016, there were 6,499,941 and 7,227,738 common stock share equivalents, respectively potentially issuable under convertible debt agreements, conversion of preferred shares, options, and warrants that could potentially dilute basic earnings per share in the future.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	June 30, 2017	December 31, 2016

Purchased Parts and Components	$2,226,656	$1,990,026
Work in Process	302,387	454,120
Finished Goods	1,584,343	831,069
Less: Reserve for Obsolescence	(706,245)	(623,997)
Net	$3,407,141	$2,651,218

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016

Accrued Wages and Related Costs	$128,063	$119,472
Accrued Compensation	523,802	648,720
Accrued Professional Services	155,746	137,099
Accrued Warranty Obligations	75,603	41,132
Accrued Interest	171,237	375,560
Other Accrued Expenses	10,000	10,000

Total	$1,064,451	$1,331,983

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding primarily for 2016 and prior years. The amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. The related interest amounts included in Accrued Interest were $171,237 and $141,645 respectively at June 30, 2017 and December 31, 2016.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years for some products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2017 and December 31, 2016 were as follows:

Accrued Warranty Obligations at December 31, 2016	$41,132
Reductions for Settling Warranties	(57,718)
Warranties Issued During Period	92,189

Accrued Warranty Obligations at June 30, 2017	$75,603

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

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. As of June 30, 2017 and December 31, 2016 a total of 38,100 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the closing of our sale of shares of Series A Preferred Stock on January 2, 2015 (the “Series A Private Placement”), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result the related derivative liability was reversed to Nil and reclassified into Stockholders Equity under Additional Paid-In Capital.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2017:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$163,987	$—	$—	$163,987
Total liabilities measured at fair value (Long-Term)	$163,987	$—	$—	$163,987

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$173,131	$—	$—	$173,131
Total liabilities measured at fair value (Long-Term)	$173,131	$—	$—	$173,131

Fair value – December 31, 2016	$173,131

Change in fair value for the period of warrant derivative liability	(9,144)

Fair value – June 30, 2017	$163,987

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	June 30, 2017	December 31, 2016

Assumptions for Pricing Model:
Expected term in years	1.10	1.22
Volatility range for years	133%	100%
Risk-free interest rate	1.24%	1.47%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$163,987	$173,131

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2017	December 31, 2016

Convertible, Senior Secured Notes payable. The principal is due June 3, 2017 and no payments are required prior to maturity. The notes carry a 5% annual interest rate, payable upon the notes’ maturity. Both the principal plus accrued interest is convertible into shares of the Company’s common stock at $2.25, subject to normal adjustments. The notes are secured by a first security position in all the assets of the Company.	—	1,591,740
Convertible, Senior Secured Notes Debt Issuance Costs of $139,340, net of accumulated amortization.	—	(19,500)
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	—	(155,760)

	$—	$1,416,480
Less: Amount Due Within One Year	—	(1,416,480)

Amount Due After One Year	$—	$—

All of the $1,591,740 in Convertible Senior Secured Notes outstanding as of December 31, 2016, were converted into 707,440 shares of common stock during the six months ended June 30, 2017 and $269,543 of accrued interest on these Notes were converted into 119,797 shares of common stock during the six months ended June 30, 2017.

Note 7 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 — Capital Stock

Preferred stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of June 30, 2017 and December 31, 2016, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on June 30, 2017 and December 31, 2016.

On January 2, 2015 the Company closed a sale of Series A Preferred Stock to Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000. Each share of Series A Preferred Stock is convertible, at the option of the Series A holder, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price). The Series A Conversion Price is $5.00, subject to adjustment in the event of stock splits, dividends or other combinations.

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of June 30, 2017, total accrued and unpaid preferred dividends were $3,971,837. As of December 31, 2016, total accrued and unpaid preferred dividends were $3,134,129. There were no declared preferred dividends owed as of June 30, 2017 or December 31, 2016.

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

In connection with the Series A Private Placement, the Company entered into an investor’s rights agreement with the Series A Purchaser, pursuant to which the Company agreed to file a “resale” registration statement with the Securities and Exchange Commission (the “SEC”) covering all the resale of shares of common stock issuable upon conversion of the Series A Preferred Stock. The Company’s registration statement covering the resale of these shares was declared effective by the SEC on February 17, 2015.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of June 30, 2017 and December 31, 2016. There were 20,609,182 and 19,569,247 shares of common stock issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.

Note 9 — Stock Warrants

A summary of the various changes in warrants during the six month period ended June 30, 2017 is as follows:

Number of Warrants

Warrants Outstanding at December 31, 2016	401,859
Exercised During the Period	(250,009)
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, June 30, 2017	151,850

The outstanding warrants as of June 30, 2017 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 0.9 years. The weighted average exercise price is $2.66 per share.

Note 10 — Stock Based Compensation Plans

A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2016	1,084,298	$4.76
Granted	362,000	5.87
Exercised	(35,375)	2.40
Expired or Forfeited	(25,432)	8.16

Outstanding at June 30, 2017	1,385,491	$4.97

The weighted average remaining contractual term for all options as of June 30, 2017 and December 31, 2016 was 7.8 years and 7.6 years respectively.

As of June 30, 2017, there were 675,464 options that were fully vested and exercisable at a weighted average exercise price of $4.57 per share. The weighted average remaining contractual term on the vested options is 6.5 years.

As of June 30, 2017, there were 710,027 unvested options exercisable at a weighted average exercise price of $5.34 per share. The weighted average remaining contractual term on the unvested options is 8.9 years.

No cash was received from option exercises for the six months ended June 30, 2017.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2017, the Company had approximately $2,942,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 3.1 years.

During the six months ended June 30, 2017, the Company issued 100,000 shares of non-vested stock to an executive officer which vest over four years. The fair market value on the date of grant of the non-vested stock issued during the six months ended June 30, 2017 was $5.90, resulting in an aggregate fair value of $590,000. As of June 30, 2017, there was $565,000 of unrecognized compensation cost related to unvested stock awards. This amount is expected to be recognized over a weighted-average period of 3.8 years.

For the three months ended June 30, 2017 and 2016, the Company recorded total stock compensation expense of approximately $277,000 and $175,000, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded total stock compensation expense of approximately $487,000 and $349,000, respectively.

Note 11 — Litigation

We are not currently involved in any pending legal proceeding or litigation.

Note 12 — Contractual Obligations

The Company is party to several lease agreements, with the largest being for its office and manufacturing space under an operating lease that commenced October 3, 2015, that expires on October 3, 2020. The Company also leases small office spaces in England under a two-year lease and under a one year lease arrangement in Japan.

Future minimum payments required under operating lease obligations as of June 30, 2017 are as follows:

Total Minimum Lease Payments
2017 (6 months remaining)	183,604
2018	339,910
2019	335,248
2020	307,311
2021	-
Total	$1,166,073

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the six months ended June 30, 2017 and 2016 totaled $228,509 and $246,704, respectively.

Note 13 — Recent Accounting Pronouncements

 In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application (the modified retrospective transition method). We are currently evaluating the alternative methods of adoption and the effect of adopting ASU 2014-09 on our financial statements and related disclosures. We anticipate electing to adopt the standard using the modified retrospective transition method as of January 1, 2018. However, this election may change as we finalize our analysis of the impact of the provisions of ASU 2014-09 on the Company. We are also in the process of assessing which of our operating revenue streams will be impacted by the adoption of the new standard and its impact on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases, where lessees recognize assets and liabilities for capital leases but not for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

 Accounting Pronouncements Adopted in Q1 2017

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

Note 14 — Subsequent Events

 Recent Stock Awards:

Since June 30, 2017, the Company has awarded 50,000 common shares, to its external board members as part of their annual retainer for services covering July 2017 to June 2018.

Recent Stock Option Awards:

Since June 30, 2017, the Company has awarded 65,500 stock options to employees, subject to vesting terms.

Sale of Common Stock:

On August 9, 2017, the Company entered into agreements to sale 1,500,000 shares of common stock, at an offering price of $5.75 per share. Total gross proceeds from the offering will be $8,625,000, before commissions and offering expenses. The offering is expected to close on August 14, 2017.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our accounting policies for the six month period ended June 30, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices also referred to as head mounted displays (or HMDs), in the form of Augmented Reality (AR) glasses, Virtual Reality (VR) glasses and Smart Glasses. Our wearable display products are referred to as Video Eyewear, head mounted wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs. Our wearable display products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. They can also be used for VR and AR applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. We produce and sell two main types of wearable display products: Smart Glasses for a variety of enterprise and commercial users and applications, including AR; and Video Viewing glasses, for on-the-go users as mobile displays for entertainment and gaming, as well as support for stepping into virtual worlds, simulations, and VR gaming. Our products are available with varying features, including with and without application running computer processors, and are offered as either monocular or binocular display systems.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires an entity to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance recognized at the date of initial application (the modified retrospective transition method). We are currently evaluating the alternative methods of adoption and the effect of adopting ASU 2014-09 on our financial statements and related disclosures. We anticipate electing to adopt the standard using the modified retrospective transition method as of January 1, 2018. However, this election may change as we finalize our analysis of the impact of the provisions of ASU 2014-09 on the Company. We are also in the process of assessing which of our operating revenue streams will be impacted by the adoption of the new standard and its impact on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 Leases (Topic 842). Current US generally accepted accounting principles (GAAP) requires lessees and lessors to classify leases as either capital leases or operating leases, where lessees recognize assets and liabilities for capital leases but not for operating leases. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases (with an exception for short-term leases). The new FASB guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods thereafter. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

  Accounting Pronouncements Adopted in Q1 2017

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2017 and 2016.

	3 Months Ended June 30,
	2017	2016	Dollar Change	% Increase (Decrease)

Sales of Products	$904,947	$421,377	$483,570	115%
Sales of Engineering Services	420,314	139,500	280,814	201%

Total Sales	1,325,261	560,877	764,384	136%

Cost of Sales — Products	1,397,831	647,871	749,960	116%
Cost of Sales — Engineering Services	356,917	39,060	317,857	814%

Total Cost of Sales	1,754,748	686,931	1,067,817	155%

Gross Loss (exclusive of depreciation shown separately below)	(429,487)	(126,054)	(303,432)	(241)%
Gross Loss %	(32)%	(22)%

Operating Expenses:
Research and Development	1,198,940	1,669,043	(470,103)	(28)%
Selling and Marketing	800,329	651,547	148,535	23%
General and Administrative	1,308,234	1,199,427	108,797	9%
Depreciation and Amortization	242,979	183,686	59,293	32%

Loss from Operations	(3,979,969)	(3,829,757)	(150,211)	4%

Other Income (Expense)
Investment Income	14,944	3,324	11,620	350%
Other Taxes	(11,600)	(13,904)	2,304	(17)%
Foreign Exchange Loss	(26,151)	(3,536)	(22,615)	640%
Loss on Derivative Valuation	(13,416)	(99,679)	86,263	(87)%
Amortization of Senior Term Debt Discount	(21,568)	(114,816)	93,248	(81)%
Amortization of Deferred Financing Costs	(8,048)	(11,580)	3,532	(31)%
Interest Expense	(24,291)	(33,542)	9,251	(28)%

Total Other Expense	(90,130)	(273,733)	183,603	(67)%

Loss Before Provision for Income Taxes	(4,070,099)	(4,103,490)	(33,391)	(-1)%
Provision for Income Taxes	—	—	—	—

Net Loss	$(4,070,099)	$(4,103,490)	$(33,391)	(-1)%

 Sales.    There was an overall increase in sales for the quarter ended June 30, 2017 over the same period in 2016 of $764,384 or 136%. The following table reflects the major components of our sales:

	Quarter Ended June 30, 2017	% of Sales	Quarter Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$707,920	53%	$286,933	51%	$420,987	147%
Sales of Video Eyewear	68,988	5%	54,168	10%	14,820	27%
Sales of Waveguides	116,305	9%	65,000	12%	51,305	79%
Sales Freight out	11,734	1%	15,276	2%	(3,542)	(23)%
Sales of Engineering Services	420,314	32%	139,500	25%	280,814	201%
Total Sales	$1,325,261	100%	$560,877	100%	$764,384	136%

 The increase in Smart Glasses sales was primarily the result of increased M300 shipments in the second quarter of 2017 as compared to no sales in the corresponding second quarter of 2016, a period when the M300 was not available for sale. Sales of our original M100 Smart Glasses decreased in the second quarter of 2017 over the 2016 quarterly period, reflecting the growing sales strength of the new M300. Our iWear Video Headphones sales were up 27% for the second quarter of 2017 as compared to the same period in 2016. This overall revenue increase was achieved even after our drop in the retail price of the iWear to $299 from its 2016 price of $499. Sales of Waveguide systems in the 2017 period were related to two new programs with tier-1 consumer electronics firms, as compared to the 2016 comparative period when only one Waveguide related program took place. Sales of engineering services increased 201% over the same period in 2016, entirely due to our ongoing work on the Toshiba smart glasses development program announced in February 2017. The amount recorded for the three months ending June 30, 2017, represents accrued billings recognized on a percentage of completion basis.

Cost of Sales and Gross Loss. Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	Quarter Ended June 30, 2017	As % Related Product Sales	Quarter Ended June 30, 2016	As % of Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$437,867	48%	$170,839	41%	$267,028	156%
Freight Costs	128,118	14%	147,940	35%	(19,822)	(13)%
Manufacturing Overhead	208,599	23%	168,977	40%	39,622	23%
Warranty Costs	54,541	6%	12,249	3%	42,292	345%
Inventory Obsolescence	473,324	52%	44,220	11%	429,104	970%
Amortization of Software Costs	71,613	8%	71,613	17%	-	-
Software Royalties	23,769	3%	32,033	8%	(8,264)	(26)%

Total Cost of Sales – Products	$1,397,831	154%	$647,871	154%	$749,960	116%

Gross Loss – Product Sales	$(492,884)	(54)%	$(226,494)	(54)%	$(266,390)	117%

 For the second quarter ended June 30, 2017 we reported a larger gross loss from product sales as compared to the prior year. On a direct product cost of sales basis only, product direct costs rose to 48% of sales versus 41% in the prior year’s period. These costs as a percentage of sales were negatively impacted due to the near zero margin being earned on our written down iWear Video Headphones sales, which are now effectively being sold at their net realizable value, pursuant to our write-down at end of fiscal 2016, as well as higher M300 manufacturing costs through half the second quarter of 2017 before its move to China. During the second quarter ended June 30, 2017, we reported a large increase in the inventory obsolescence provisions related to our M300 smart glasses production runs and the move from our contract manufacturer’s California site to their China facility. Further obsolescence provisions resulted from cable and component quality issues, and lower initial production yields of the M300 and its accessories, some of which were deemed not saleable.

Costs for engineering services accrued for the three months ended June 30, 2017 represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program, plus accruals for the expected overall program’s completion costs as a percentage of accrued revenues.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	Quarter Ended June 30, 2017	% of Sales	Quarter Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$1,198,940	90%	$1,669,043	298%	$(470,103)	(28)%

Comparing the major net reductions in our research and development costs for the quarter ended June 30, 2017 versus the same period in 2016, there was an increase in 2017 salary, benefits and stock compensation expenses of $136,549, primarily the result of additional R&D staff versus the same period in 2016; a $178,269 reclass of internal salary costs to cost of sales for engineering services related to the Toshiba engineering services project; of a decrease in project development and research costs of $369,769 as compared to the 2016 period when the M300 Smart Glasses were still in development internally and with our outside contractors which assisted in the development work; and a decrease of $16,307 in travel costs related to our outside production contractor and development contractors.

 Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Quarter Ended June 30, 2017	% of Sales	Quarter Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$800,329	60%	$651,547	116%	$148,782	23%

These costs increased overall due to the following factors: an increase of $220,432 in product sales samples and developer units reflecting a special marketing push on our new M300; a $34,740 increase in salary, commissions, benefits and stock compensation expenses related to new staff additions in Europe as compared to the same period in 2016; an increase of $11,722 for computer software subscriptions; offset by a reduction of $60,623 in trade show costs; a reduction of $37,498 in website related costs, and a $32,365 decrease in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Quarter Ended June 30, 2017	% of Sales	Quarter Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$1,308,234	99%	$1,199,427	214%	$108,807	9%

General and administrative costs rose by 9% or $108,807 for the second quarter of 2017 versus the 2016 period primarily because of: increased salary and stock compensation costs of $302,046 due to the hiring of new accounting and internal IR personnel and the Company’s new COO; an increase of $38,275 in hiring expenses for new accounting staff; offset by a reduction of $37,934 in legal costs; a reduction of $47,573 for Sarbanes-Oxley Section 404 consultants retained to assist management in designing and implementing improvements in our financial reporting controls; and a reduced spending of $172,878 on investor relations activities.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended June 30, 2017 was $242,979, as compared to $183,686 in the same period in 2016, an increase of $59,293. The increase in depreciation and amortization expense is due to new investments in depreciable assets made during 2016 and the first half of 2017.

Other Income (Expense).  Total other expense was $90,130 for the three months ended June 30, 2017 compared to an expense of $273,733 in the same period in 2016, a decrease of $183,603. The overall decrease in these other expenses was primarily the result of a reduced loss on the derivative valuation for the three months ended June 30, 2017 of $13,416 as compared to a loss of $99,679 in the same period in 2016, a decrease of $86,263; and reduced amortization of senior term debt discounts and deferred financing costs and a related reduction in interest expense, the direct result in conversions of the debt and their maturity on June 4, 2017.

Provision for Income Taxes. There was not a provision for income taxes in the three month period ending June 30, 2017 or 2016.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2017 and 2016.

	6 Months Ended June 30,
	2017	2016	Dollar Change	% Increase (Decrease)

Sales of Products	$1,864,330	$785,217	$1,079,113	137%
Sales of Engineering Services	671,594	139,500	532,094	381%

Total Sales	2,535,924	924,717	1,611,207	174%

Cost of Sales — Products	2,351,734	1,250,848	1,100,886	88%
Cost of Sales — Engineering Services	464,917	39,060	425,857	1,090%

Total Cost of Sales	2,816,651	1,289,908	1,526,743	118%

Gross Loss (exclusive of depreciation shown separately below)	(280,727)	(365,191)	84,464	(23)%
Gross Loss %	(11)%	(39)%

Operating Expenses:
Research and Development	2,867,748	2,943,756	(76,008)	(3)%
Selling and Marketing	1,831,328	1,778,046	53,282	3%
General and Administrative	2,543,417	2,085,744	457,673	22%
Depreciation and Amortization	482,809	352,874	129,935	37%

Loss from Operations	(8,006,029)	(7,525,611)	(480,418)	6%

Other Income (Expense)
Investment Income	32,844	12,779	20,065	157%
Other Taxes	(22,150)	(34,625)	12,475	(36)%
Foreign Exchange Loss	(25,053)	(7,484)	(17,569)	235%
Gain (Loss) on Derivative Valuation	9,144	1,987	7,157	360%
Amortization of Senior Term Debt Discount	(155,760)	(236,022)	80,262	(34)%
Amortization of Deferred Financing Costs	(19,500)	(23,160)	3,660	(16)%
Interest Expense	(65,258)	(67,093)	1,835	(3)%

Total Other Expense	(245,733)	(353,618)	107,885	(31)%

Loss Before Provision for Income Taxes	(8,251,762)	(7,879,229)	(372,533)	5%
Provision for Income Taxes	—	—	—	—

Net Loss	$(8,251,762)	$(7,879,229)	$(372,533)	5%

 Sales.    There was an overall increase in total revenue for the six months ended June 30, 2017 over the same period in 2016 of $1,611,207 or 174%. The following table reflects the major components of our sales:

	6 Months Ended June 30, 2017	% of Sales	6 Months Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$1,609,368	63%	$599,097	65%	$1,010,271	169%
Sales of Video Eyewear	117,307	5%	96,148	10%	21,159	22%
Sales of Waveguides	116,305	5%	65,000	7%	51,305	79%
Sales Freight out	21,350	1%	24,972	3%	(3,622)	(15)%
Sales of Engineering Services	671,594	26%	139,500	15%	532,094	381%
Total Sales	$2,535,924	100%	$924,717	100%	$1,611,207	174%

 The increase in Smart Glasses sales was primarily the result of the volume production release and commencement of sales of the M300 Smart Glasses. M300 sales contributed to the majority of increased revenues in the first half of 2017 as compared to no sales in the corresponding first half of 2016, a period when the M300 was not available for sale other than by pre-order. Sales of our original M100 Smart Glasses decreased in 2017 over the same 2016 first half period. Our iWear Video Headphones sales were up 22% for the 6 months ended June 30, 2017 as compared to the same period in 2016. This overall revenue increase was achieved even after our drop in the retail price of the iWear to $299 from its 2016 price of $499. Sales of waveguide systems in the 2017 period were related to two new programs with tier-1 consumer electronics firms. Sales of engineering services rose $532,094 in the first half of 2017 versus the same period in 2016, entirely due to work on the Toshiba smart glasses development program commenced in February 2017.  The amount recorded for the six months ending June 30, 2017, represents accrued billings recognized on a percentage of completion basis.

Cost of Sales and Gross Loss. Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	6 Months Ended June 30, 2017	As % Related Product Sales	6 Months Ended June 30, 2016	As % of Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$943,767	51%	$245,025	31%	$698,742	285%
Freight Costs	229,703	12%	214,954	27%	14,749	7%
Manufacturing Overhead	433,636	23%	316,038	40%	117,598	37%
Warranty Costs	92,189	5%	23,168	3%	69,021	298%
Inventory Obsolescence	458,252	25%	253,350	32%	204,902	81%
Amortization of Software Costs	143,225	8%	143,225	18%	-	-
Software Royalties	50,962	3%	55,088	7%	(4,126)	(8)%

Total Cost of Sales – Products	$2,351,734	126%	$1,250,848	159%	$1,100,886	88%

Gross Loss – Product Sales	$(487,404)	(26)%	$(465,631)	(59)%	$(21,773)	5%

  For the six months ended June 30, 2017, we reported a larger gross loss from product sales as compared to the prior year’s period. On a direct product cost of sales only basis, product direct costs rose to 51% of sales for the first 6 months of 2017 versus 31% for the same period in 2016. These costs as a percentage of sales were negatively impacted due to the near zero margin being earned on our written down iWear Video Headphones sales, which are now effectively being sold at their net realizable value, pursuant to our write-down at end of fiscal 2016, as well as higher M300 manufacturing costs, a product not offered in the 2016 comparative period. During the six month period ended June 30, 2017, we reported a large in increase in the inventory obsolescence provisions related to our M300 smart glasses production runs and the move from our contract manufacturer’s California site to their China facility. Further obsolescence provisions resulted from cable and component quality issues, and lower initial production yields of the M300 and its accessories, some of which were deemed not saleable. Manufacturing Overhead costs rose as a result of additional staff in the QA and purchasing areas over the 2016 period.

Costs for engineering services accrued for the six months ended June 30, 2017 represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program, plus accruals for the expected overall program’s completion costs as a percentage of accrued revenues.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	6 Months Ended June 30, 2017	% of Sales	6 Months Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$2,867,748	113%	$2,943,756	318%	$(76,008)	(3)%

Comparing the overall decrease in research and development costs for the six months ended June 30, 2017 versus the same period in 2016: there was an increase in 2017 salary, benefits and stock compensation expenses of $243,737, primarily the result of additional R&D staff versus the same period in 2016; a $178,269 reclass of internal salary costs to cost of sales for engineering services related to the Toshiba engineering services project; a decrease in project development and research costs of $38,118 primarily related to reduced M300 Smart Glasses development work year over year offset by increased development work on a waveguide products and related technology; and a decrease of $48,388 in travel costs related to our outside production contractor and development contractors.

 Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	6 Months Ended June 30, 2017	% of Sales	6 Months Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$1,831,328	72%	$1,778,046	192%	$53,282	3%

 These costs increased overall due to the following factors: an increase of $202,622 in product sales samples and developer units reflecting a special marketing push on our new M300; a $93,284 increase in salary and consultant fees, commissions, benefits and stock compensation expenses related to new staff and full-time consultant additions in Europe as compared to the same period in 2016; an increase of $30,348 for computer software subscriptions; offset by a reduction of $138,347 in website costs; a reduction of $41,859 in travel costs; and a reduction of $103,838 in marketing firm services.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	6 Months Ended June 30, 2017	% of Sales	6 Months Ended June 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$2,543,417	100%	$2,085,744	226%	$457,673	22%

General and administrative costs rose for the first six months of 2017 versus 2016 primarily because of: increased salary and stock compensation costs of $391,692 due to the hiring of new accounting and internal IR personnel and the Company’s new COO; an increase of $38,431 in hiring expenses for new accounting staff; a $28,029 increase in IT consulting fees; a $99,428 increase in auditor fees; and an increase of $52,471 for Sarbanes-Oxley Section 404 consultants retained to assist management in designing and implementing improvements in our financial reporting; partially offset by reductions of $33,491 in legal costs; and reduced spending of $162,323 for investor relations activities.

Depreciation and Amortization.   Depreciation and amortization expense for the six months ended June 30, 2017 was $482,809 as compared to $352,874 in the same period in 2016, an increase of $129,935. The increase in depreciation and amortization expense is due to new investments in depreciable assets made during 2016 and the first half of 2017.

Other Income (Expense).  Total other expense was $245,733 for the six months ended June 30, 2017 compared to an expense of $353,618 in the same period in 2016, a decrease of $107,885. The overall decrease in these other expenses was primarily the result of a reduced amortization of the senior term debt discount and financing costs of $83,922, the direct result of conversions, and an increase of $20,065 in investment income for the six months ended June 30, 2017 as compared to the same period in 2016.

Provision for Income Taxes. There was not a provision for income taxes in the six month period ending June 30, 2017 or 2016.

Liquidity and Capital Resources

 As of June 30, 2017, we had cash and cash equivalents of $6,129,342, a decrease of $8,404,602 from $14,533,944 as of December 31, 2016.

At June 30, 2017, we had current assets of $10,822,987 compared to current liabilities of $3,062,638 which resulted in a positive working capital position of $7,760,349. At December 31, 2016, we had a working capital position of $13,808,094. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $7,548,842 of cash for operating activities for the six months ending June 30, 2017 and $6,387,140 in the same period in 2016. The major operating items for the six month period ended June 30, 2017 resulted from a $6,873,010 loss from operations after non-cash adjustments, and a $420,314 increase in accrued revenue, a $755,923 increase in net inventory, a $279,898 decrease in prepaid expenses, a $723,632 increase in accounts payable, a $370,534 reduction in unearned revenue, and a $124,918 reduction in accrued compensation. The major operating items for the comparative six month period ended 2016 resulted from a $6,601,055 loss from operations after non-cash adjustments and changes in operating assets and liabilities for 2016 resulted from a $210,899 increase in prepaid expenses, a $223,811 decrease in accounts receivable and a $149,734 increase in accounts payable.

Investing Activities.   Cash used in investing activities was $855,760 for the six months ended June 30, 2017 as compared to $893,375 in the same period in 2016. During the first six months of 2017, $662,993 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment as compared to spending of $836,541 for the same period in 2016. During the first six months of 2017, a total of $100,000 in software development costs related to our new smart glasses application product was capitalized, versus $-0- for the same period in 2016 when no amounts were capitalized. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $92,767 in the six month period ending June 30, 2017 and $56,834 in the same period in 2016.

Financing Activities.   We used zero cash for financing activities for the six months ending June 30, 2017 as compared to $10,210 in the same period in 2016.

  Capital Resources.   As of June 30, 2017, we had a cash balance of $6,129,342.

We incurred a net loss for the first six months of 2017 of $8,251,762. The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $85,090,712 as of June 30, 2017. The Company needs to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

The Company’s cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to increase significantly. Late in the first half of 2017, the Company began volume production and commercial shipments of its new M300 Smart Glasses, after a longer and more costly planned development, expanding its product offerings from the prior 2016 period, when the M300 was announced but not ready for sale. However, if this product and others in development are not successful within a reasonably short period of time period after their commercial releases, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

Historically, the Company has met its cash needs by the sales of equity and convertible debt, and borrowings under notes. If the Company raises additional funds by these methods, the ownership interest of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets. The Company saw all of its senior debt converted into common stock, prior to its maturity June 3, 2017. As of June 30, 2017, the Company has no secured debts outstanding.

On August 9, 2017, the Company entered into agreements to sale 1,500,000 shares of common stock, at an offering price of $5.75 per share. Total gross proceeds from the offering will be $8,625,000, before commissions and offering expenses. The offering is expected to close on August 14, 2017.We believe our existing cash and cash equivalent balances, along with the proceeds of our recently announced offering, and cash flow from future operations should, if management’s operating plan is met, be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued, but reduced operating losses for the next two quarters. It is likely we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs over the next 12 months. There can, however, be no assurance that we will be able to meet our operating plan for the next 12 months and that we will be able to generate positive cash flows from operations in the future thereafter.

There can be no assurance that we will be able to raise capital in the future or that if we raise additional capital, it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

-	During the three months ended June 30, 2017, we issued 211 shares of common stock upon the exercise of stock options.

-	During the three months ended June 30, 2017, we issued 532,152 shares of common stock upon conversion of convertible notes in the principal amount of $1,043,750 and $153,591 of accrued interest.

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

VUZIX CORPORATION

Date: August 9, 2017	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)