Form 10-Q
period 2017-09-30
Vuzix Corp
filed 2017-11-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐		(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2017, there were 22,203,911 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and Cash Equivalents	$8,677,341	$14,533,944
Accounts Receivable	470,484	103,314
Subscription Receivable from Officer	61,000	—
Accrued Project Revenue	687,001	—
Inventories, Net	2,842,591	2,651,218
Manufacturing Vendor Prepayments	117,524	144,168
Prepaid Expenses and Other Assets	762,679	797,409

Total Current Assets	13,618,620	18,230,053

Long-Term Assets
Fixed Assets, Net	3,885,605	3,364,908
Patents and Trademarks, Net	632,740	535,461
Software Development Costs, Net	329,204	214,838

Total Assets	$18,466,169	$22,345,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,819,950	$1,085,472
Current Portion of Long-Term Debt, net of discount	—	1,416,480
Customer Deposits	63,589	66,162
Unearned Revenue	117,330	509,572
Accrued Expenses	1,160,765	1,331,983
Derivative Liability	122,533	—
Income and Other Taxes Payable	6,665	12,290

Total Current Liabilities	3,290,832	4,421,959

Long-Term Liabilities
Derivative Liability	—	173,131
Accrued Expenses	20,832	28,333
Total Long-Term Liabilities	20,832	201,464

Total Liabilities	3,311,664	4,623,423

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding September 30, 2017, and December 31, 2016	50	50
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 22,178,911 Shares Issued and Outstanding September 30, 2017 and 19,569,247 on December 31, 2016	22,178	19,569
Additional Paid-in Capital	105,725,265	94,541,168
Accumulated Deficit	(90,592,988)	(76,838,950)

Total Stockholders’ Equity	15,154,505	17,721,837

Total Liabilities and Stockholders’ Equity	$18,466,169	$22,345,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited for nine months ended September 30, 2017)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance — December 31, 2016	49,626	$50	19,569,247	$19,569	$94,541,168	$(76,838,950)	$17,721,837

Conversion of Note Payable & Accrued Interest			827,237	827	1,860,456		1,861,283
Exercise of Warrants			168,203	168	(168)		—
Stock Based Compensation Expense			10,420	10	912,092		912,102
Exercise of Stock Options			37,261	37	(37)		—
Common Stock Issued for Services			16,543	17	99,983		100,000
Common Stock Awards to Directors			50,000	50	334,950		335,000
Proceeds from Common Stock Offerings			1,500,000	1,500	8,627,000		8,628,500
Direct Costs of Common Stock Offerings					(650,179)		(650,179)
Net Loss for the Nine Months Ended September 30, 2017						(13,754,038)	(13,754,038)

Balance — September 30, 2017	49,626	$50	22,178,911	$22,178	$105,725,265	$(90,592,988)	$15,154,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Sales of Products	$1,138,413	$582,549	$3,002,744	$1,367,766
Sales of Engineering Services	266,687	—	938,281	139,500

Total Sales	1,405,100	582,549	3,941,025	1,507,266

Cost of Sales — Products	1,089,881	819,116	3,441,650	2,069,964
Cost of Sales — Engineering Services	407,220	—	872,137	39,060

Total Cost of Sales	1,497,101	819,116	4,313,787	2,109,024
Gross Loss (exclusive of depreciation shown separately below)	(92,001)	(236,567)	(372,762)	(601,758)
Operating Expenses:
Research and Development	1,506,307	2,177,957	4,374,202	5,121,713
Selling and Marketing	908,797	839,497	2,739,978	2,627,543
General and Administrative	1,612,542	1,274,698	4,155,960	3,350,441
Depreciation and Amortization	251,366	196,370	734,175	549,244
Loss on Inventory Revaluation	1,151,482	—	1,151,482	—

Loss from Operations	(5,522,495)	(4,725,089)	(13,528,559)	(12,250,699)

Other Income (Expense)
Investment Income	12,956	8,144	45,800	20,923
Other Taxes	(15,734)	(19,124)	(37,884)	(53,749)
Foreign Exchange Loss	(5,246)	(13,781)	(30,299)	(21,267)
Gain (Loss) on Derivative Valuation	41,454	(59,120)	50,598	(57,133)
Loss on Fixed Asset Disposal	(585)	(25,890)	(585)	(25,890)
Amortization of Senior Term Debt Discount	—	(155,313)	(155,760)	(391,334)
Amortization of Deferred Financing Costs	—	(11,707)	(19,500)	(34,867)
Interest Expense	(12,592)	(33,981)	(77,849)	(101,075)

Total Other Income (Expense)	20,253	(310,772)	(225,479)	(664,392)

Loss Before Income Taxes	(5,502,242)	(5,035,861)	(13,754,038)	(12,915,091)
Provision (Benefit) for Income Taxes	—	—	—	—

Net Loss	(5,502,242)	(5,035,861)	(13,754,038)	(12,915,091)
Preferred Stock Dividends	(435,321)	(410,153)	(1,273,029)	(1,203,693)

Loss Attributable to Common Stockholders	$(5,937,563)	$(5,446,014)	$(15,027,067)	$(14,118,784)

Loss per Share
Basic and Diluted Loss per Share	$(0.28)	$(0.32)	$(0.73)	$(0.86)
Weighted-average Shares Outstanding Basic and Diluted	21,366,712	17,216,374	20,515,363	16,489,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities
Net Loss	$(13,754,038)	$(12,915,091)
Non-Cash Adjustments
Depreciation and Amortization	734,175	549,244
Amortization of Software Development Costs in cost of sales products	214,838	214,836
Stock Based Option Compensation Expense	912,102	540,843
Common Stock Awards Compensation Expense	83,750	174,025
Loss on Disposal of Fixed Assets	585	25,890
Amortization of Term Debt Discount	155,760	391,334
Amortization of Debt Issuance Costs	19,500	34,867
Common Stock Issued for Services	100,000	241,300
(Gain) Loss on Derivative Valuation	(50,598)	57,133
Loss on Inventory Valuation	1,151,482	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(367,170)	206,409
Accrued Revenue	(687,001)	—
Inventories	(1,342,855)	(623,445)
Vendor Prepayments	26,644	163,471
Prepaid Expenses and Other Assets	285,980	(223,135)
Increase (Decrease) in Operating Liabilities
Accounts Payable	734,478	622,119
Accrued Expense	253,398	311,291
Customer Deposits	(2,573)	15,536
Unearned Revenue	(392,242)	300,796
Income and Other Taxes Payable	(5,626)	16,764
Accrued Compensation	(240,110)	—
Accrued Interest	77,537	(142,347)

Net Cash Flows Used in Operating Activities	(12,091,984)	(10,038,160)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(1,197,452)	(1,551,141)
Investments in Patents and Trademarks	(155,284)	(103,375)
Investments in Software Development	(329,204)	—

Net Cash Used in Investing Activities	(1,681,940)	(1,654,516)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	45,000
Repayment of Long-Term Debt and Notes Payable	—	(52,416)
Proceeds from Common Stock Offerings	8,567,500	6,612,500
Direct Costs from Common Stock Offerings	(650,179)	(847,805)
Net Cash Flows Provided by Financing Activities	7,917,321	5,757,279

Net Decrease in Cash and Cash Equivalents	(5,856,603)	(5,935,397)
Cash and Cash Equivalents — Beginning of Period	14,533,944	11,877,058

Cash and Cash Equivalents — End of Period	$8,677,341	$5,941,661
Supplemental Disclosures
Interest Paid in Cash	$310	$7,860
Conversion of Debt and Accrued Interest	$1,861,283	$342,034
Subscription Receivable from Officer	$61,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

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

For the nine months ended September 30, 2017, Toshiba Japan represented substantially all of engineering revenues and 24% of total revenues as compared to 0% in the same 2016 period. As of September 30, 2017 and 2016, Toshiba Japan accounted for 59% and 0% of accounts receivables and accrued project revenue, respectively.

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Condensed Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred a net loss for the nine months ended September 30, 2017 of $13,754,038. The Company has incurred a net loss consistently over recent years. The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $90,592,988 as of September 30, 2017.

The Company’s cash requirements are primarily for funding operating losses, research, capital expenditures and working capital. Historically, the Company has met these cash needs by borrowings under notes, sales of convertible debt, and the sales of equity. In 2016, we received total net proceeds from public equity offerings of $19,238,015, after underwriting discounts and commissions and other offering expenses. On August 14, 2017 the Company closed on the sale of 1,490,000 shares of its common stock to investors in a public offering at an offering price of $5.75 per share. As part of the same offering, we sold an additional 10,000 shares of common stock to an executive officer at the closing market price of $6.10 per share, to comply with certain Nasdaq rules. As of September 30, 2017, there was a subscription receivable of $61,000 related to the above offering due from that executive officer. The total balance of that subscription receivable was paid in-full on October 3, 2017. The Company’s net proceeds after commissions and expenses were $7,978,321.

Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to significantly increase.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis. Management’s plans concerning these matters and managing our liquidity include among other things:

•	the commencement of full and higher volume manufacturing of the new M300 Smart Glasses with assembly offshore in the summer of 2017, on a turnkey basis, which should result in further product margin improvements and supply chain investments, as demonstrated in our third quarter;

•	the award of a Smart Glasses development program with Toshiba, which we expect to be completed by end of 2017 and represents approximately a further $221,000 in revenues, which thereafter should move into volume production in early 2018 with a proposed supply and purchase agreement that we expect will result in a minimum of $5,000,000 in new revenues for the Company in the 12 month period following the commencement of volume deliveries;

•	tighter control of operating costs and reduction in spending growth rates wherever possible;

•	slowing of planned new product development based on new technologies as well as reduced discretionary and non-essential capital expenditures not related to select near-term new products;

•	reducing the rate of research and development spending on new technologies, particularly the use of costly external contractors, for our upcoming smart glasses models that will first be manufactured at our Rochester plant rather than at external contractors, where we incur high start-up costs and the requirement for bigger production commitments that consume working capital;

•	better leveraging our product and technology base and creating new product models that are derivatives (rather than completely new) and which therefore are less costly to develop and introduce to the marketplace; and

•	attempting to utilize conventional bank operating loan financing to help grow our working capital base to support our investments in accounts receivable and inventory as sales revenues grow.

However, if these actions are not successful in the near term, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

If the Company raises additional funds by selling equity, the ownership interest of existing stockholders may be diluted. The amount of such dilution could increase further due to the issuance of securities with new warrants or convertibility features with other dilutive characteristics, such as anti-dilution clauses or price resets.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Note 2 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2017 and December 31, 2016, there were 6,532,259 and 7,227,738 common stock share equivalents, respectively potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 3 — Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	September 30, 2017	December 31, 2016

Purchased Parts and Components	$2,069,378	$1,990,026
Work in Process	212,444	454,120
Finished Goods	1,217,700	831,069
Less: Reserve for Obsolescence	(656,931)	(623,997)
Net	$2,842,591	$2,651,218

In addition to its normal Reserve for Obsolescence provision, the Company wrote-down to net realizable value all of its component and finished goods inventory related to its iWear Video Headphones, as well as accrued all related contractual obligations, resulting from the decision in the third quarter of 2017 to reduce the suggested retail selling price to a price below the cost. The loss totaled $1,151,482 and reduced the carrying value of such inventory to its estimated net realizable value, net of the costs of completion of components and work in progress. This provision has been included in Operating Expenses on the Consolidated Statement of Operations.

Note 4 — Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016

Accrued Wages and Related Costs	$169,047	$119,472
Accrued Officer Compensation	408,609	648,720
Accrued Professional Services	275,500	137,099
Accrued Warranty Obligations	114,056	41,132
Accrued Interest	183,553	375,560
Other Accrued Expenses	10,000	10,000

Total	$1,160,765	$1,331,983

Included in the above accrued compensation are amounts owed to officers of the Company for services rendered that remain outstanding primarily for 2016 and prior years. The amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. The related interest amounts on the unpaid accrued officer compensation included in Accrued Interest were $183,553 and $141,645, respectively, at September 30, 2017 and December 31, 2016.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years for some products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2017 and the balance as of December 31, 2016 were as follows:

Accrued Warranty Obligations at December 31, 2016	$41,132
Reductions for Settling Warranties	(102,260)
Warranties Issued During Period	175,184

Accrued Warranty Obligations at September 30, 2017	$114,056

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

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. As of September 30, 2017 and December 31, 2016 a total of 38,100 warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the closing of our sale of shares of Series A Preferred Stock on January 2, 2015 (the “Series A Private Placement”), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result, the related derivative liability was reversed to Nil and reclassified into Stockholders Equity under Additional Paid-In Capital.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2017:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$122,533	$—	$—	$122,533
Total liabilities measured at fair value (Current liabilities)	$122,533	$—	$—	$122,533

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2016:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$173,131	$—	$—	$173,131
Total liabilities measured at fair value (Long-Term)	$173,131	$—	$—	$173,131

Fair value – December 31, 2016	$173,131

Change in fair value for the period of warrant derivative liability	(50,598)

Fair value – September 30, 2017	$122,533

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	September 30, 2017	December 31, 2016

Assumptions for Pricing Model:
Expected term in years	0.85	1.22
Volatility range for years	61%	100%
Risk-free interest rate	1.31%	1.47%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$122,533	$173,131

Note 6 — Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2017	December 31, 2016

Convertible, Senior Secured Notes payable. The principal was due June 3, 2017 and no payments were required prior to maturity. The notes carried a 5% annual interest rate, payable upon the notes’ maturity. Both the principal plus accrued interest were convertible into shares of the Company’s common stock at $2.25, subject to normal adjustments. The notes were secured by a first security position in all the assets of the Company.	$—	$1,591,740
Convertible, Senior Secured Notes Debt Issuance Costs of $139,340, net of accumulated amortization.	—	(19,500)
Unamortized debt discount related to derivative liability associated with above notes’ conversion price that was subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions). Upon issuance on June 3, 2014 the discount was $1,938,988.	—	(155,760)

	$—	$1,416,480
Less: Amount Due Within One Year	—	(1,416,480)

Amount Due After One Year	$—	$—

All of the $1,591,740 in Convertible Senior Secured Notes outstanding as of December 31, 2016, were converted into 707,440 shares of common stock during the nine months ended September 30, 2017 and $269,543 of accrued interest on these Notes were converted into 119,797 shares of common stock during the nine months ended September 30, 2017.

Note 7 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 — Capital Stock

Preferred stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of September 30, 2017 and December 31, 2016, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on September 30, 2017 and December 31, 2016.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of September 30, 2017, total accrued and unpaid preferred dividends were $4,407,158. As of December 31, 2016, total accrued and unpaid preferred dividends were $3,134,129. There were no declared preferred dividends owed as of September 30, 2017 or December 31, 2016.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of September 30, 2017 and December 31, 2016. There were 22,178,911 and 19,569,247 shares of common stock issued and outstanding as of September 30, 2017 and December 31, 2016, respectively. On August 14, 2017, the Company closed its public offering of 1,500,000 shares of common stock, at a public offering price of $5.75 per share, for net proceeds after commissions and expenses of $7,978,321. As part of this offering, the Company’s COO purchase 10,000 shares, but at the market price of $6.10 per share that reflected the Company’s closing market trading price the date of the transaction to comply with certain Nasdaq rules.

Note 9 — Stock Warrants

A summary of the various changes in warrants during the nine month period ended September 30, 2017 is as follows:

Number of Warrants

Warrants Outstanding at December 31, 2016	401,859
Exercised During the Period	(250,009)
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding, September 30, 2017	151,850

The outstanding warrants as of September 30, 2017 expire from November 3, 2017 to August 5, 2018. The weighted average remaining term of the warrants is 0.7 years. The weighted average exercise price is $2.66 per share.

Note 10 — Stock Based Compensation Plans

A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2016	1,084,298	$4.76
Granted	427,500	6.00
Exercised	(63,187)	2.89
Expired or Forfeited	(30,802)	9.35

Outstanding at September 30, 2017	1,417,809	$5.00

The weighted average remaining contractual term for all options as of September 30, 2017 and December 31, 2016 was 7.7 years and 7.6 years, respectively.

As of September 30, 2017, there were 716,046 options that were fully vested and exercisable at a weighted average exercise price of $4.63 per share. The weighted average remaining contractual term on the vested options is 6.7 years.

As of September 30, 2017, there were 701,763 unvested options exercisable at a weighted average exercise price of $5.41 per share. The weighted average remaining contractual term on the unvested options is 8.7 years.

For the nine months ended September 30, 2017, all options exercised were on a cashless basis.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2017, the Company had approximately $3,512,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 3.0 years.

During the nine months ended September 30, 2017, the Company issued 100,000 shares of non-vested stock to a new executive officer which vest over four years. The fair market value on the date of grant of the non-vested stock issued during the nine months ended September 30, 2017 was $5.90, resulting in an aggregate fair value of $590,000. As of September 30, 2017, there was $531,000 of unrecognized compensation cost related to unvested stock awards. This amount is expected to be recognized over a weighted-average period of 3.6 years.

For the three months ended September 30, 2017 and 2016, the Company recorded total stock compensation expense of approximately $425,000 and $192,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded total stock compensation expense of approximately $912,000 and $541,000, respectively.

Note 11 — Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property.

Note 12 — Contractual Obligations

The Company is party to several lease agreements, with the largest being for its office and manufacturing facility under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. The Company also leases small office spaces in England under a two-year lease and under a one-year lease arrangement in Japan.

Future minimum payments required under operating lease obligations as of September 30, 2017 are as follows:

Total Minimum Lease Payments
2017 (3 months remaining)	$93,053
2018	$348,900
2019	$341,990
2020	$307,311
2021	—
Total	$1,091,254

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the nine months ended September 30, 2017 and 2016 totaled $344,227 and $371,239, respectively.

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

Note 14 — Subsequent Events

Subsequent to September 30, 2017, the Company entered into Technology Acquisition Agreement where it acquired all the seller's right, title and interest in certain Transferred Intellectual Property (IP). Pursuant to the agreement, the Company will pay approximately $75,702 as reimbursement of related patent applications to date. Further the Company will issue up to a total of 100,000 restricted shares of common stock as follows (i) 25,000 shares shall be issued upon the closing; (ii) a further 25,000 shares after the Company has successfully developed a working demonstrator system utilizing the IP; and (iii) 50,000 shares once the Company completes the successful commercialization of products containing the IP for sale in the marketplace. Management of the Company estimates that it will take up to 24 months and approximately $200,000 in new R&D spending to achieve the first development milestone of a functional demonstrator model. In addition to cash and equity payments, the Company will be required to pay a currency based royalty per product when the IP is commercially sold and incorporated into products.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in our accounting policies for the nine month period ended September 30, 2017.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices also referred to as head mounted displays (or HMDs), in the form of Augmented Reality (AR) glasses, Video Headphones and Smart Glasses. Our wearable display products are referred to as Video Eyewear, head mounted wearable displays, video glasses, personal viewers, near-eye virtual displays, and near-eye displays or NEDs. Our wearable display products provide virtual large high-resolution screens, fit in a user’s pocket or purse and can be viewed practically anywhere, anytime. Some of these models can also be used for AR and light virtual reality applications, in which the wearer is either immersed in a computer generated world or has their real world view augmented with computer generated information or graphics. We produce and sell two main types of wearable display products: Smart Glasses for a variety of enterprise and commercial users and applications, including AR; and Video Viewing glasses, for on-the-go users as mobile displays for entertainment and gaming, as well as support for stepping into virtual worlds, simulations, and gaming. Our products are available with varying features, including with and without applications running computer processors, and are offered as either monocular or binocular display systems.

With respect to our Smart Glasses and AR products we are focused on the enterprise, industrial, commercial, and medical markets while our Video Eyewear products are sold in the consumer markets and are targeted at applications including video viewing and gaming. All of the mobile display and mobile electronics space in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in microdisplay projection engines, waveguides, ergonomics, packaging, and optical systems.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and September 30, 2016

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2017 and 2016.

	3 Months Ended September 30,
	2017	2016	Dollar Change	% Increase (Decrease)

Sales of Products	$1,138,413	$582,549	$555,864	95%
Sales of Engineering Services	266,687	—	266,687	100%

Total Sales	1,405,100	582,549	822,551	141%

Cost of Sales — Products	1,089,881	819,116	270,765	33%
Cost of Sales — Engineering Services	407,220	—	407,220	100%

Total Cost of Sales	1,497,101	819,116	677,985	83%

Gross Loss (exclusive of depreciation shown separately below)	(92,001)	(236,567)	144,566	61%
Gross Loss %	(7)%	(41)%

Operating Expenses:
Research and Development	1,506,307	2,177,957	(671,650)	(31)%
Selling and Marketing	908,797	839,497	69,300	8%
General and Administrative	1,612,542	1,274,698	337,844	27%
Depreciation and Amortization	251,366	196,370	54,996	28%
Loss on Inventory Revaluation	1,151,482	—	1,151,482	100%

Loss from Operations	(5,522,495)	(4,725,089)	(797,406)	17%

Other Income (Expense)
Investment Income	12,956	8,144	4,812	59%
Other Taxes	(15,734)	(19,124)	3,390	(18)%
Foreign Exchange Loss	(5,246)	(13,781)	8,535	(62)%
Gain (Loss) on Derivative Valuation	41,454	(59,120)	100,574	(170)%
Loss on Fixed Asset Disposal	(585)	(25,890)	25,305	(98)%
Amortization of Senior Term Debt Discount	—	(155,313)	155,313	(100)%
Amortization of Deferred Financing Costs	—	(11,707)	11,707	(100)%
Interest Expense	(12,592)	(33,981)	21,389	(63)%

Total Other Income (Expense)	20,253	(310,772)	331,025	(107)%

Loss Before Income Taxes	(5,502,242)	(5,035,861)	(466,381)	9%
Provision for Income Taxes	—	—	—	—

Net Loss	$(5,502,242)	$(5,035,861)	$(466,381)	9%

 Sales.    There was an overall increase in sales for the quarter ended September 30, 2017 over the same period in 2016 of $822,551 or 141%. The following table reflects the major components of our sales:

	Quarter Ended September 30, 2017	% of Sales	Quarter Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$1,027,397	73%	$379,053	65%	$648,344	171%
Sales of Video Eyewear	50,892	4%	167,377	29%	(116,485)	(70)%
Sales of Waveguides	45,000	3%	23,000	4%	22,000	96%
Sales Freight out	15,124	1%	13,119	2%	2,005	15%
Sales of Engineering Services	266,687	19%	—	0%	266,687	100%
Total Sales	$1,405,100	100%	$582,549	100%	$822,551	141%

The increase in Smart Glasses sales was the result of increased M300 shipments in the third quarter of 2017 which were up 462%, despite production limitations related to plastics at our Chinese vendor, as compared to the corresponding third quarter of 2016, a period when the M300 was not available for full commercial sale and only available to paying customers on a limited basis. Sales of our original M100 Smart Glasses decreased by 55% in the third quarter of 2017 over the 2016 quarterly period, reflecting the growing sales strength of the new M300. Our iWear Video Headphones sales decreased by 70% for the third quarter of 2017 as compared to the same period in 2016, primarily the result of our drop in the retail price of the iWear to $299 from its 2016 price of $499, and growing competitive market conditions. As a result, we have again revalued our expected iWear selling prices going forward and made a further provision as discussed below to a lower expected net iWear inventory recovery. Sales of Waveguide systems in the third quarter of 2017 increased due to purchases for three ongoing development programs with tier-1 consumer electronics firms, as compared to the 2016 comparative period when only one Waveguide related program took place. Sales of engineering services for the period increased over the nil amount in 2016, entirely due to our ongoing work on the Toshiba smart glasses development program announced in February 2017. The amount recorded for the three months ending September 30, 2017, represents accrued billings recognized on a percentage of completion basis.

Cost of Sales and Gross Loss. Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering engineering services. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	Quarter Ended September 30, 2017	As % Related Product Sales	Quarter Ended September 30, 2016	As % of Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$526,040	46%	$297,240	51%	$228,800	77%
Freight Costs	151,650	13%	141,011	24%	10,639	8%
Manufacturing Overhead	219,834	19%	226,034	39%	(6,200)	(3)%
Warranty Costs	82,995	7%	26,662	5%	56,333	211%
Amortization of Software Costs	71,613	6%	71,613	12%	—	0%
Software Royalties	37,749	3%	56,556	10%	(18,807)	(33)%

Total Cost of Sales – Products	$1,089,881	96%	$819,116	141%	$270,765	33%

Gross Profit ( Loss) – Product Sales	$48,532	4%	$(236,567)	(41)%	$285,099	121%

For the third quarter ended September 30, 2017 we reported a gross profit from product sales as compared to the prior year’s period when we reported a gross loss. On a direct product cost of sales basis only, product direct costs decreased to 46% of sales versus 51% in the prior year’s period, reflecting our reduced manufacturing costs of the M300 product achieved in the quarter and improved selling prices. We expect the overall M300 manufacturing costs will decrease now that issues regarding molding and the strength of plastics at our Chinese supplier have recently been corrected, which both negatively impacted our costs and our ability to meet demand. As a result of those plastics issues, we have increased our provision rate for possible future warranty costs to 7% versus 5% in the same period in 2016. Further negatively impacting product direct costs was the fact that we are now selling our iWear Headphones at their written down net realizable value.

Costs for engineering services accrued for the three months ended September 30, 2017 represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program, plus accruals for the expected overall program’s completion costs as a percentage of accrued expenses. For the quarter, we increased our total estimated costs to complete this fixed price project by approximately $280,000 and as a result incurred a negative gross margin for this third quarter. These increases in costs were primarily due to design modifications to support new product features, and process improvements for higher yields in mass production.

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

	Quarter Ended September 30, 2017	% of Sales	Quarter Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$1,506,307	107%	$2,177,957	374%	$(671,650)	(31)%

Comparing the major net reductions in our research and development costs for the quarter ended September 30, 2017 versus the same period in 2016, there was an increase in 2017 salary, benefits and stock compensation expenses of $167,922, primarily the result of additional R&D staff versus the same period in 2016; that was offset by a $152,231 reclass of internal salary costs to cost of sales for engineering services related to the Toshiba engineering services project; a decrease in project development and research costs of $839,002 as compared to the 2016 period when the M300 Smart Glasses were still in development internally and with our outside contractors which assisted in the development work; an increase of $122,594 in consultant advisors on our research programs; and an increase of $18,817 in hiring placement fees.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Quarter Ended September 30, 2017	% of Sales	Quarter Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$908,797	65%	$839,497	144%	$69,300	8%

These costs increased overall due to the following factors: an increase of $129,616 in product sales samples and developer units reflecting a special marketing push on our new M300; a $31,284 decrease in salary, commissions, benefits and stock compensation expenses as compared to the same period in 2016; an increase of $19,672 in our app store and website related costs; an increase of $8,020 for computer software subscriptions; offset by a reduction of $81,960 in trade show costs; a decrease in marketing firm fees of $54,986; and an $11,460 decrease in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Quarter Ended September 30, 2017	% of Sales	Quarter Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$1,612,542	115%	$1,274,698	219%	$337,844	27%

General and administrative costs rose by 27% or $337,845 for the third quarter of 2017 versus the 2016 period primarily because of: increased salary and stock compensation costs of $531,124 due to the hiring of new accounting and internal IR personnel and the Company’s new COO; a reduction of $91,142 for Sarbanes-Oxley Section 404 consultants retained in 2016 to assist management in designing and implementing improvements in our financial reporting controls; and a reduced spending of $103,811 on IR activities.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended September 30, 2017 was $251,366 as compared to $196,370 in the same period in 2016, an increase of $54,996. The increase in depreciation and amortization expense is due to new investments in depreciable assets made during 2016 and the first nine months of 2017 and new depreciable assets added in the latter portion of 2016.

Other Income (Expense).  Total other income was $20,253 for the three months ended September 30, 2017 as compared to an expense of $310,772 in the same period in 2016, a decrease of $331,025. The overall decrease in these other expenses was primarily the result of a gain on the derivative valuation for the three months ended September 30, 2017 of $41,454 as compared to a loss of $59,120 in the same period in 2016, a net reduction of $100,574; and due to the conversions and maturity of the debt on June 3, 2017, there were zero costs for the amortization of senior term debt discounts and deferred financing costs for the three months ended September 30, 2017 as compared to an expense of $167,020 and a related reduction in interest expense of $21,389.

Provision for Income Taxes. There was not a provision for income taxes in the three month period ending September 30, 2017 or 2016.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2017 and 2016.

	9 Months Ended September 30,
	2017	2016	Dollar Change	% Increase (Decrease)

Sales of Products	$3,002,744	$1,367,766	$1,634,978	120%
Sales of Engineering Services	938,281	139,500	798,781	573%

Total Sales	3,941,025	1,507,266	2,433,759	161%

Cost of Sales — Products	3,441,650	2,069,964	1,371,686	66%
Cost of Sales — Engineering Services	872,137	39,060	833,077	2,133%

Total Cost of Sales	4,313,787	2,109,024	2,204,763	105%

Gross Loss (exclusive of depreciation shown separately below)	(372,762)	(601,758)	228,996	(38)%
Gross Loss %	(10)%	(40)%

Operating Expenses:
Research and Development	4,374,202	5,121,713	(747,511)	(15)%
Selling and Marketing	2,739,978	2,627,543	112,435	4%
General and Administrative	4,155,960	3,350,441	805,519	24%
Depreciation and Amortization	734,175	549,244	184,931	34%
Loss on Inventory Revaluation	1,151,482	—	1,151,482	100%

Loss from Operations	(13,528,559)	(12,250,699)	(1,277,860)	10%

Other Income (Expense)
Investment Income	45,800	20,923	24,877	119%
Other Taxes	(37,884)	(53,749)	15,865	(30)%
Foreign Exchange Loss	(30,299)	(21,267)	(9,032)	42%
Gain (Loss) on Derivative Valuation	50,598	(57,133)	107,731	(189)%
(Loss) Gain on Fixed Asset Disposal	(585)	(25,890)	25,305	(98)%
Amortization of Senior Term Debt Discount	(155,760)	(391,334)	235,574	(60)%
Amortization of Deferred Financing Costs	(19,500)	(34,867)	15,367	(44)%
Interest Expense	(77,849)	(101,075)	23,226	(23)%

Total Other Expense	(225,479)	(664,392)	438,913	(66)%

Loss Before Income Taxes	(13,754,038)	(12,915,091)	(838,947)	6%
Provision for Income Taxes	—	—	—	—

Net Loss	$(13,754,038)	$(12,915,091)	$(838,947)	6%

Sales.    There was an overall increase in total revenue for the nine months ended September 30, 2017 over the same period in 2016 of $2,433,759 or 161%. The following table reflects the major components of our sales:

	9 Months Ended September 30, 2017	% of Sales	9 Months Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$2,636,749	67%	$978,150	65%	$1,658,599	170%
Sales of Video Eyewear	168,216	4%	263,771	17%	(95,555)	(36)%
Sales of Waveguides	161,305	4%	87,755	6%	73,550	84%
Sales Freight out	36,474	1%	38,090	3%	(1,616)	(4)%
Sales of Engineering Services	938,281	24%	139,500	9%	798,781	573%
Total Sales	$3,941,025	100%	$1,507,266	100%	$2,433,759	161%

The increase in Smart Glasses sales was primarily the result of the volume production release and commencement of sales of the M300 Smart Glasses. M300 sales increased 519% for the nine months ended September 30, 2017 as compared to the prior period when the M300 was just commencing its early developer sales. Sales of our original M100 Smart Glasses, which represented 22% of Smart Glasses revenues, decreased by 9% in 2017 over the same nine month 2016 period in 2016 as more customers are moving to the M300. Our iWear Video Headphones sales were down 36% for the nine months ended September 30, 2017 as compared to the same period in 2016. This overall revenue decrease was primarily the result of lower selling prices for the nine months ended September 30, 2017 versus the same period in 2016. Sales of waveguide systems in the 2017 period were related to two new programs with tier-1 consumer electronics firms and others versus zero programs in the comparable 2016 period. Sales of engineering services for the period increased to $938,281 from $139,500 in 2016, entirely due to work on the Toshiba smart glasses development program commenced in February 2017.  The amount recorded for the nine months ending September 30, 2017, represents accrued billings recognized on a percentage of completion basis.

Cost of Sales and Gross Loss. Cost of product revenues and engineering services is comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and the rendering of engineering services. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	9 Months Ended September 30, 2017	As % Related Product Sales	9 Months Ended September 30, 2016	As % of Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$1,928,053	64%	$795,616	58%	$1,132,437	142%
Freight Costs	381,394	13%	355,965	26%	25,429	7%
Manufacturing Overhead	653,471	22%	542,072	40%	111,399	21%
Warranty Costs	175,184	6%	49,829	4%	125,355	252%
Amortization of Software Costs	214,838	7%	214,838	16%	—	—
Software Royalties	88,710	3%	111,644	8%	(22,934)	(21)%

Total Cost of Sales – Products	$3,441,650	115%	$2,069,964	151%	$1,371,686	66%

Gross Loss – Product Sales	$(438,906)	(15)%	$(702,198)	(51)%	$263,293	(37%)

 For the nine months ended September 30, 2017, we reported a reduced gross loss from product sales as compared to the prior year’s period. On a direct product cost of sales only basis, product direct costs rose to 64% of sales for the first nine months of 2017 versus 58% for the same period in 2016. These costs as a percentage of sales were negatively impacted by four main factors: (i) the near zero margin being earned on our written down iWear Video Headphones sales, which are now effectively being sold at their net realizable value, pursuant to our write-down at end of fiscal 2016; (ii) higher startup M300 manufacturing costs, a product not offered in the 2016 comparative period; (iii) an increase in the inventory obsolescence provisions related to our first M300 smart glasses production runs and the move from our contract manufacturer’s California site to their China facility; and (iv)the provision of additional obsolescence provisions result from cable and component quality issues, and lower initial production yields of the M300 and its accessories, some of which were deemed not saleable. Most these factors occurred in the first 6 months of 2017. As a result, we have increased our provisions for possible future warranty costs to 6% versus 4% of products sales in the same period of 2016. Manufacturing Overhead costs rose as a result of additional staff in the QA and purchasing areas over the 2016 period.

Costs for engineering services accrued for the nine months ended September 30, 2017 represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program, plus accruals for the expected overall program’s completion costs as a percentage of accrued expenses. For the overall Toshiba project we increased our accrual of costs to complete this fixed price project which has reduced by approximately $280,000 the expected overall margin to be earned on this project. These increases in costs were primarily due to design modifications to support new product features, and process improvements for higher yields in mass production.

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

	9 Months Ended September 30, 2017	% of Sales	9 Months Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$4,374,202	111%	$5,121,713	340%	$(747,511)	(15)%

Comparing the overall decrease in research and development costs for the nine months ended September 30, 2017 versus the same period in 2016: there was an increase in 2017 salary, benefits and stock compensation expenses of $411,659, primarily the result of additional R&D staff versus the same period in 2016 and after the reclassification of $330,500 to cost of sales for engineering services related to the Toshiba engineering services project; a decrease in project development and research costs of $1,029,230 primarily related to reduced M300 Smart Glasses, M3000, and iWear development work year-over-year offset by increased development work on waveguide products and related technology; an increase of $220,065 in consultant advisors on our research programs; a decrease of $49,529 in travel costs related to our outside production contractor and development contractors; and an increase in R&D software subscriptions and maintenance of $38,323.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	9 Months Ended September 30, 2017	% of Sales	9 Months Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$2,739,978	70%	$2,627,543	174%	$112,435	4%

These costs increased overall due to the following factors: an increase of $341,278 in product sales samples and developer units reflecting a special marketing push on our new M300; a $62,621 increase in salary and consultant fees, commissions, benefits and stock compensation expenses related to new staff and full-time consultant additions in Europe as compared to the same period in 2016; an increase of $52,366 in advertising costs due to our third quarter M300 TV commercial; an increase of $38,369 for computer software subscriptions; offset by a reduction of $118,676 in website and webstore related costs; a reduction of $30,398 in travel costs; and a reduction of $158,825 in marketing firm services.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	9 Months Ended September 30, 2017	% of Sales	9 Months Ended September 30, 2016	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$4,155,960	105%	$3,350,441	222%	$805,519	24%

 General and administrative costs rose for the nine months ended September 30, 2017 versus the same period in 2016 primarily because of: increased salary and stock compensation costs of $800,671 due to the hiring of new accounting and internal IR personnel and the Company’s new COO; an increase of $38,431 in hiring expenses for new accounting staff; an increase of $98,283 in board and stock compensation costs; a $30,096 increase in IT consulting fees; a $85,261 increase in auditor fees; and an increase of $38,671 for Sarbanes-Oxley Section 404 consultants retained to assist management in designing and implementing improvements in our financial reporting; partially offset by reductions of $47,301 in legal costs; and reduced spending of $260,674 for IR and communications activities.

Depreciation and Amortization.   Depreciation and amortization expense for the nine months ended September 30, 2017 was $734,175 as compared to $549,244 in the same period in 2016, an increase of $184,931. The increase in depreciation and amortization expense is due to new investments in depreciable assets made during 2016 and the first nine months of 2017 and new depreciable assets added in the latter portion of 2016.

Other Income (Expense).  Total other expense was $225,479 for the nine months ended September 30, 2017 compared to an expense of $664,392 in the same period in 2016, a decrease of $438,913. The overall decrease in these other expenses was primarily the result of a gain on the derivative valuation for the nine months ended September 30, 2017 of $50,598 as compared to a loss of $57,133 in the same period in 2016, a overall reduction of $107,731; and due to the conversions of the debt and their maturity on June 3, 2017, reduced costs for the amortization of senior term debt discounts and deferred financing costs for the nine months ended September 30, 2017 of $250,941 as compared to 2016 period, and a related reduction in interest expense of $23,226.

Provision for Income Taxes. There was not a provision for income taxes in the nine month period ending September 30, 2017 or 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents of $8,677,341, a decrease of $5,856,603 from $14,533,944 as of December 31, 2016.

At September 30, 2017, we had current assets of $13,618,620 compared to current liabilities of $3,290,832 which resulted in a positive working capital position of $10,327,788. At December 31, 2016, we had a working capital position of $13,808,094. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $12,091,984 of cash for operating activities for the nine months ending September 30, 2017 and $10,038,160 in the same period in 2016. The major operating items for the nine months ended September 30, 2017 resulted from a $10,432,444 loss from operations after non-cash adjustments, and a $687,001 increase in accrued revenue, a $1,342,855 increase in net inventory, a $367,170 increase in accounts receivable, a $734,478 increase in accounts payable, a $392,242 reduction in unearned revenue, a $240,110 reduction in accrued compensation, and a $253,398 increase in accrued expenses. We used $10,038,160 of cash for operating activities for the nine months ending September 30, 2016. The major changes in operating assets and liabilities for 2016 resulted from a $623,445 increase in inventories, a $223,135 increase in prepaid expenses, a $206,409 decrease in accounts receivable and a $622,119 increase in accounts payable.

Investing Activities.   Cash used in investing activities was $1,681,940 for the nine months ended September 30, 2017 as compared to $1,654,516 in the same period in 2016. During the first nine months of 2017, $1,197,452 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment as compared to spending of $1,551,141 for the same period in 2016 when the new M300 was tooled. During the nine months ending September 30, 2017, a total of $329,204 in software development costs related to our new smart glasses application product was capitalized, versus $0 for the same period in 2016 when no amounts were capitalized. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $155,284 in the nine month period ending September 30, 2017 and $103,375 in the same period in 2016.

Financing Activities.   We generated $7,917,321 of cash from financing activities for the nine months ending September 30, 2017 as compared to $5,757,279 in the same period in 2016. For the 2017 period, financing activities consisted of a public offering of 1,500,000 shares of common stock in August 2017, resulting in proceeds after offering expenses of $7,917,321. In the same period in 2016, financing activities consisted of a public offering of 1,150,000 shares of common stock, resulting in proceeds after offering expenses of $5,764,695, repayment of $52,416 in notes payable and the receipt of $45,000 from cash warrant exercises.

Capital Resources.   As of September 30, 2017, we had a cash balance of $8,677,341.

We incurred a net loss for the nine months ended September 30, 2017 of $13,754,038. The Company incurred annual net losses of $19,250,082 in 2016 and $13,427,478 in 2015, and has an accumulated deficit of $90,592,988 as of September 30, 2017. The Company needs to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These condensed consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern.

The Company’s cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, their timely market acceptance, selling prices and gross margins, and other factors. In order for us to achieve positive cash flow from operations, our product sales will need to increase significantly. Late in the first half of 2017, the Company began volume production and commercial shipments of its new M300 Smart Glasses, after a longer and more costly than planned development, expanding its product offerings from the prior 2016 period, when the M300 was announced but not ready for sale. The Company plans to introduce new products in the first half of 2018 and along with stronger expected M300 Smart Glasses sales and the expectation that the Toshiba smart glasses program will move to volume production in early 2018, management believes there will be a substantial increase in sales and reduced losses. However, if these products and others in development are not successful within a reasonably short time period after their commercial releases, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

Historically, the Company has met its cash needs by the sales of equity and convertible debt, and borrowings under notes. If the Company raises additional funds by these methods, the ownership interest of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets. The Company saw all of its senior debt converted into common stock, prior to its maturity June 3, 2017. As of September 30, 2017, the Company has no secured debts outstanding.

On August 9, 2017, the Company entered into agreements to sell 1,500,000 shares of common stock, which resulted in total net proceeds from the offering, after commissions and offering expenses, of $7,978,321.

We believe our existing cash and cash equivalent balances with near term achievement of cash flow from future operations should, if management’s operating plan is met, be sufficient to meet our working capital and capital expenditure needs for the foreseeable future even with continued, but reduced operating losses for the next two quarters. There can, however, be no assurance that we will be able to meet our operating plan for the next 12 months and that we will be able to generate positive cash flows from operations in the future thereafter. If we are unable to achieve managements operating plan we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs over the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, included in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2016, our internal controls over monitoring of subsidiaries were considered ineffective as of that date as a result of certain material weaknesses. As stated on our Form 10-K, even though we designed and implemented new monitoring controls related to our European subsidiary and Japanese branch sales office, these new procedures were not in place for a sufficient number of periods to demonstrate operating effectiveness.

In the nine months ended September 30, 2017, the controls that were implemented in Q4 2016 to improve upon our monitoring of subsidiaries continued to operate effectively. In the first six months of 2017, additional monitoring controls were implemented including, (i) the addition of a separate accounting database for our UK Subsidiary and (ii) certain management review controls over financial reporting were expanded to our new UK database to include areas such as inventory, cost of goods sold, warranty, deferred revenue and our journal entry review process.

Management has tested the controls described above and found them to be operating effectively for the nine months ended September 30, 2017. Accordingly, management has concluded that, as of September 30, 2017, this material weaknesses has been remediated.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

-	During the three months ended September 30, 2017, we issued 13,479 shares of common stock upon the exercise of stock options.

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

VUZIX CORPORATION

Date: November 9, 2017	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

