Form 10-Q
period 2018-03-31
Vuzix Corp
filed 2018-05-10
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 10, 2018, there were 27,429,614 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31,	December 31,
	2018	2017
ASSETS
Current Assets
Cash and Cash Equivalents	$36,067,880	$14,889,636
Accounts Receivable, Net	1,051,337	974,172
Accrued Project Revenue	—	497,784
Inventories, Net	4,276,330	3,852,317
Manufacturing Vendor Prepayments	126,059	154,717
Prepaid Expenses and Other Assets	512,581	873,947

Total Current Assets	42,034,187	21,242,573

Long-Term Assets
Fixed Assets, Net	4,178,799	4,124,466
Patents and Trademarks, Net	854,451	813,774
Software Development Costs, Net	452,473	408,723
Licenses, Net	246,488	243,717

Total Assets	$47,766,398	$26,833,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$1,747,419	$3,726,056
Customer Deposits	210,640	73,462
Unearned Revenue	—	107,824
Accrued Expenses	1,075,932	1,389,771
Derivative Liability	124,794	152,927
Income and Other Taxes Payable	22,751	3,500

Total Current Liabilities	3,181,536	5,453,540

Total Liabilities	3,181,536	5,453,540

Stockholders’ Equity
Preferred Stock — $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of March 31, 2018 and December 31, 2017.	50	50
Common Stock — $.001 Par Value, 100,000,000 Shares Authorized; 27,307,455 Shares Issued and Outstanding as of March 31, 2018 and 24,276,275 as of December 31, 2017.	27,307	24,276
Additional Paid-in Capital	146,313,883	117,827,839
Accumulated Deficit	(101,756,378)	(96,472,452)

Total Stockholders’ Equity	44,584,862	21,379,713

Total Liabilities and Stockholders’ Equity	$47,766,398	$26,833,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited for the three months ended March 31, 2018)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance — December 31, 2017	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Revenue Adjustment – ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Exercise of Warrants			24,930	25	39,350		39,375
Stock-Based Compensation Expense	—	—	6,250	6	424,694	—	424,700
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
Net Loss for the Three months ended March 31, 2018	—	—	—	—	—	(5,365,650)	(5,365,650)

Balance — March 31, 2018	49,626	$50	27,307,455	$27,307	$146,313,883	$(101,756,378)	$44,584,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months Ended March, 31
	2018	2017

Sales:
Sales of Products	$1,363,379	$959,383
Sales of Engineering Services	180,516	251,280

Total Sales	1,543,895	1,210,663

Cost of Sales:
Cost of Sales — Products	1,182,215	953,903
Cost of Sales — Engineering Services	184,555	108,000

Total Cost of Sales	1,366,770	1,061,903

Gross Profit (exclusive of depreciation shown separately below)	177,125	148,760

Operating Expenses:
Research and Development	2,055,787	1,668,956
Selling and Marketing	1,534,097	1,030,999
General and Administrative	1,665,229	1,235,183
Depreciation and Amortization	273,622	239,830

Total Operating Expenses:	5,528,735	4,174,968
Loss from Operations	(5,351,610)	(4,026,208)

Other Income (Expense)
Investment Income	—	17,900
Other Taxes	(28,542)	(10,550)
Foreign Exchange (Loss) Gain	(4,418)	1,097
Gain on Derivative Valuation	28,133	22,560
Amortization of Term Debt Discounts and Deferred Issuance Costs	—	(145,645)
Interest Expense	(9,213)	(40,966)

Total Other Income (Expense)	(14,040)	(155,604)

Loss Before Provision for Income Taxes	(5,365,650)	(4,181,812)
Provision for Income Taxes	—	—

Net Loss	(5,365,650)	(4,181,812)
Preferred Stock Dividends	(438,836)	(413,464)
Loss Attributable to Common Stockholders	$(5,804,486)	$(4,595,276)

Basic and Diluted Loss per Share	$(0.22)	$(0.23)
Weighted-average Shares Outstanding – Basic and Diluted	26,296,188	19,714,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(5,365,650)	$(4,181,812)
Non-Cash Adjustments
Depreciation and Amortization	273,622	239,830
Amortization of Software Development Costs in Cost of Sales - Products	—	71,613
Stock-Based Option Compensation Expense	424,700	210,074
Common Stock Issued for Services	83,751	—
Amortization of Term Debt Discount and Deferred Issuance Costs	—	145,645
Gain on Derivative Valuation	(28,133)	(22,560)
(Increase) Decrease in Operating Assets
Accounts Receivable	(77,165)	(217,261)
Accrued Project Revenue	497,784	—
Inventories	(424,013)	(69,614)
Vendor Prepayments	28,658	(68,111)
Prepaid Expenses and Other Assets	277,615	246,687
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,978,637)	(82,323)
Accrued Expense	(211,052)	49,262
Customer Deposits	137,178	42,123
Unearned Revenue	(26,100)	(211,399)
Income and Other Taxes Payable	19,251	(1,169)
Accrued Compensation	(92,000)	(25,110)
Accrued Interest	(10,787)	40,926

Net Cash Flows Used in Operating Activities	(6,470,978)	(3,833,199)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(306,739)	(262,774)
Investments in Licenses, Patents and Trademarks	(64,664)	(42,315)
Investments in Software Development	(43,750)	—

Net Cash Used in Investing Activities	(415,153)	(305,089)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	39,375	—
Proceeds from Common Stock Offerings	30,000,000	—
Issuance Costs from Common Stock Offerings	(1,975,000)	—
Net Cash Flows Provided by Financing Activities	28,064,375	—

Net Increase (Decrease) in Cash and Cash Equivalents	21,178,244	(4,138,288)
Cash and Cash Equivalents — Beginning of Period	14,889,636	14,533,944

Cash and Cash Equivalents — End of Period	$36,067,880	$10,395,656
Supplemental Disclosures
Interest Paid in Cash	$19,999	$10,690
Conversion of Term Debt and Accrued Interest into Common Stock	$—	$1,197,341
Receivable from Stock Option Exercise	$—	$14,820
Cumulative Revenue Adjustment – ASC 606 Adoption	$81,724	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of Vuzix Corporation and Subsidiaries (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”).

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of December 31, 2017, as reported in the Company’s Annual Report.

The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

For the three months ended March 31, 2018, Toshiba Japan represented 94% of engineering revenues and 18% of total revenues as compared to 96% and 20%, respectively, in the comparable 2017 period. As of March 31, 2018 and 2017, Toshiba Japan accounted for 25% and 75% of accounts receivables and accrued project revenue, respectively.

Note 2 – Revenue Recognition and Contracts with Customers

Adoption

On January 1, 2018, the Company adopted the new guidance on Revenue from Contracts with Customers under Topic 606 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting treatment under Topic 605. We recorded a net decrease to opening accumulated deficit of $81,724, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our post contract support (PCS deferred revenue). Refer to the following table for the detailed effect to our consolidated balance sheet upon adoption:

	Balance at December 31, 2017	New Revenue Standard Adjustment	Balance at January 1, 2018
Liabilities
Unearned Revenue	$81,724	$(81,724)	$—

Shareholders’ Equity
Accumulated Deficit	$(96,472,452)	$81,724	$(96,390,728)

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the quarter ended March 31, 2018, primarily due to deferrals of PCS amounts for product shipped offset by the amortization of the unearned revenue related to our prior PCS deferred revenue under Topic 605, would have been immaterial.

Disaggregated Revenue

During the quarter ended March 31, 2018, the Company’s total revenue was comprised of four major product lines: Smart Glasses and Video Eyewear sales, OEM product sales, Waveguide sales, and Engineering services. The following table summarizes the revenue recognized by major product line for the quarter ended March 31, 2018:

	Three Months Ended March 31,
	2018	2017
Revenues
Smart Glasses and Video Eyewear Sales	$1,212,771	$959,383
OEM Product Sales	114,170	—
Waveguide Sales	36,438	—
Engineering Services	180,516	251,280
Total Revenue	$1,543,895	$1,210,663

Significant Judgments

In applying the new guidance under Topic 606, we performed an assessment of judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include variable consideration in determining our transaction prices for our standard product sales that include a 30-day right to return and payment terms are Net 30 - 60 days. For our Engineering Services performance obligations recognized over time using the input method, the estimated costs to complete each project is considered a significant judgment. For the three months ended March 31, 2018 and the year ended December 31, 2017, the significant judgments previously mentioned did not have a material effect on the timing or the amount of revenue recognized under the new guidance.

Performance Obligations

Revenues from our performance obligations satisfied at a point in time are typically for standard goods (Smart Glasses, Video Eyewear and Waveguides) and are recognized when the customer obtains control, which is generally upon delivery and acceptance. The Company also records revenue for performance obligations relating to our OEM Product Sales and Engineering Services over time by using either the input method or output method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our OEM Products are measured using the output method measured by units delivered to the customer, which appropriately reflects the transfer of control to the customer and are directly observable by both parties. Satisfaction of our performance obligations related to our Engineering Services are measured using the input method measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our OEM Products and Engineering Services, correlates directly with the transfer of control of the underlying assets to our customers.

Our standard product sales include a twelve (12) month standard, assurance-type product warranty, not covered by this subtopic. Or in the case of our OEM product and waveguide sales, some may have standard product warranties of up to eighteen (18) months. Our engineering services contracts vary from contract to contract but typically include payment terms of Net 30 days from date of billing, subject to an agreed upon customer acceptance period.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the quarter ended March 31, 2018:

% of Total Net Sales
Point in Time	81%
Input Method	12%
Output Method	7%
Total	100%

Remaining Performance Obligations

As of March 31, 2018, the Company had $944,000 of remaining performance obligations under our OEM product purchase agreement, which represents the transaction price of firm orders less inception to date sales recognized. The Company expects to recognize sales relating to this existing performance obligation of $944,000 during the remainder of 2018.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of any convertible debt and convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three months ended March 31, 2018 and 2017, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of March 31, 2018 and 2017, there were 8,800,821 and 6,446,784 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, debt, and warrants that could dilute basic earnings per share in the future.

Note 4 — Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	March 31, 2018	December 31, 2017

Purchased Parts and Components	$2,078,104	$1,669,209
Work in Process	7,179	25,090
Finished Goods	3,410,879	2,994,342
Less: Reserve for Obsolescence	(1,219,832)	(836,324)
Net	$4,276,330	$3,852,317

Note 5 — Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017

Accrued Wages and Related Costs	$259,910	$163,305
Accrued Officer Compensation	235,469	327,469
Accrued Professional Services	185,400	531,728
Accrued Warranty Obligations	198,016	167,503
Accrued Interest	160,649	171,435
Other Accrued Expenses	36,488	28,331

Total	$1,075,932	$1,389,771

Included in the above accrued officer compensation are amounts owed to officers of the Company for services rendered prior to 2016. The amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. Accrued interest at March 31, 2018 and December 31, 2017 is related to interest amounts accrued upon the unpaid officer compensation.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years for some products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2018 and the balance as of December 31, 2017 were as follows:

Accrued Warranty Obligations at December 31, 2017	$167,503
Reductions for Settling Warranties	(92,547)
Warranties Issued During Period	123,060

Accrued Warranty Obligations at March 31, 2018	$198,016

Note 6 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013. These warrants have a cashless exercise provision and an exercise price that is subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with FASB ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently re-measured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value. As of March 31, 2018 and December 31, 2017 a total of 38,100 warrants were outstanding that contained a full-ratchet anti-dilution provision.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at March 31, 2018:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$124,794	$—	$—	$124,794
Total liabilities measured at fair value (Current liabilities)	$124,794	$—	$—	$124,794

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$152,927	$—	$—	$152,927
Total liabilities measured at fair value (Long-Term)	$152,927	$—	$—	$152,927

Fair value – December 31, 2017	$152,927

Change in fair value for the period of warrant derivative liability	(28,133)

Fair value – March 31, 2018	$124,794

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	March 31, 2018	December 31, 2017

Assumptions for Pricing Model:
Expected term in years	0.35	0.59
Volatility range for years	145%	143%
Risk-free interest rate	2.09%	1.76%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$124,794	$152,927

Note 7 — Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 — Capital Stock

Preferred stock

The Company may issue shares of undesignated preferred stock in one or more series. The Board of Directors is authorized to establish and designate the different series and to fix and determine their voting powers and other special rights and terms. A total of 5,000,000 shares of preferred stock are authorized as of March 31, 2018 and December 31, 2017, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on March 31, 2018 and December 31, 2017, respectively.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of March 31, 2018, total accrued and unpaid preferred dividends were $5,287,899. As of December 31, 2017, total accrued and unpaid preferred dividends were $4,849,063. There were no declared preferred dividends owed as of March 31, 2018 or December 31, 2017.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of March 31, 2018 and December 31, 2017. There were 27,307,455 and 24,276,275 shares of common stock issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. On January 29, 2018, the Company closed a public offering of 3,000,000 shares of common stock and warrants to purchase an aggregate of up to 1,200,000 shares of common stock, in a registered direct offering at a combined purchase price of $10.00 per share and 0.4 of a warrant for an aggregate purchase price of $30,000,000. The warrants have a term of one-year from date of issuance and an exercise price of $10.00 per share. Net proceeds from this offering after commissions and offering costs were $28,025,000.

Note 9 — Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2018 is as follows:

Number of Warrants

Warrants Outstanding at December 31, 2017	1,184,912
Exercised During the Period	(27,500)
Issued During the Period	1,200,000
Expired During the Period	—

Warrants Outstanding at March 31, 2018	2,357,412

The outstanding warrants as of March 31, 2018 expire from July 31, 2018 to June 18, 2021. The weighted average remaining term of the warrants is 1.85 years. The weighted average exercise price is $8.29 per share.

Note 10 — Stock Based Compensation Plans

A summary of stock option activity for the three months ended March 31, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2017	1,510,244	$5.04
Granted	—	—
Exercised	—	—
Expired or Forfeited	(29,435)	7.81

Outstanding at March 31, 2018	1,480,809	$4.99

The weighted average remaining contractual term for all options as of March 31, 2018 and December 31, 2017 was 7.5 years and 7.6 years, respectively.

As of March 31, 2018, there were 850,721 options that were fully vested and exercisable at a weighted average exercise price of $4.55 per share. The weighted average remaining contractual term on the vested options is 6.6 years.

As of March 31, 2018, there were 630,088 unvested options exercisable at a weighted average exercise price of $5.57 per share. The weighted average remaining contractual term on the unvested options is 8.7 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2018, the Company had approximately $3,130,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.8 years.

During the year ended December 31, 2017, the Company issued 100,000 shares of non-vested stock to an executive officer which vest over 48 months. The fair market value on the date of grant of the non-vested stock issued was $5.90, resulting in an aggregate fair value of $590,000. As of March 31, 2018, there was approximately $458,000 of unrecognized compensation expense related to unvested stock awards. This amount is expected to be recognized over a weighted-average period of 3.1 years.

During the year ended December 31, 2017, the Company issued 50,000 common shares of stock to its external board members as part of their annual retainer for services covering the period of July 2017 to June 2018. The fair market value on the date of award of the stock issued was $6.70, resulting in an aggregate fair value of $335,000. The fair market value of these awards is expensed over 12 months. As of March 31, 2018, there was approximately $83,750 of unrecognized expense related to these stock awards.

For the three months ended March 31, 2018 and 2017, the Company recorded total stock compensation expense of approximately $425,000 and $210,000, respectively.

Note 11 — Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property except as follows:

We filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York on April 5, 2018. The Company’s complaint against Mr. Pearson alleges he published false and defamatory articles about the Company. Vuzix is seeking damages in excess of $80 million, including punitive damages, and money damages.

Note 12 — Contractual Obligations

The Company is party to several lease agreements, with the largest being for its office and manufacturing facility under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. The Company also leases small office spaces in Spain under a five-year lease, England under a two-year lease and in Japan under a two-year lease arrangement.

Future minimum payments required under operating lease obligations as of March 31, 2018 are as follows:

Total Minimum Lease Payments
2018 (9 months remaining)	$332,932
2019	$443,910
2020	$383,483
2021	$7,816
2022	9,119
Total	$1,177,260

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. Rent expense for the three months ended March 31, 2018 and 2017 totaled $112,896 and $110,369, respectively.

Note 13 — Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. We have adopted this standard for the quarter ended March 31, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements for the current or prior periods presented.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting treatment under Topic 605. We recorded a net decrease to opening accumulated deficit of $81,724, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our post contract support (PCS deferred revenue).

Note 14 – Subsequent Events

Recent Stock Awards:

Since March 31, 2018, the Company has awarded 105,000 shares of common stock to its board members and members of management. The fair market value of each share awarded was $6.10 on the date of grant, May 4, 2018, for an aggregate fair market value of $640,500. The aggregate fair market value of stock awards issued to external directors was $122,000 and $518,500 to other members of management, which will vest over twelve (12) and forty-eight (48) month periods, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2017.

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

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically re-evaluate these accounting policies and estimates, and make adjustments when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our accounting policies other than the adoption of ASC 606, see Note 2 for further discussion, for the three-month period ended March 31, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as Video Eyewear, near-eye displays, near-eye virtual displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses and contain varying features such as built-in video screens and audio. These devices also often include cameras, sensors, and a computer, that enable the user to view and interact with video and digital content, such as movies, computer data, the Internet or video games. Our AR wearable display products provide virtual large high-resolution screens and present a virtual image to the user through our proprietary optics and projection engines. Using these optics and displays, our AR wearable display devices provide a virtual image that appears to the wearer similar in size ranging from the image from a typical smart phone screen at arm’s length away, to models that offer wall-sized home theatre screens. Our virtual imaging products integrate microdisplay technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our eyeglasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

Our Smart Glasses are designed to work standalone or as a peripheral to the smartphone and have many of the same capabilities of the smartphone itself, allowing them to be used as a hands-free wearable computer. Our products can be used as a wearable substitute for large-screen televisions, desktop computer monitors or tablets. Additionally, our Smart Glasses allow users to utilize many smartphone applications while keeping their smartphones in a pocket or purse. Users of mobile devices sometime employ tablets and smartphones to replace their personal computer or console game systems while they are outside their homes or offices. Our wearable display products enable users of these mobile devices to effectively view the entire screen on a small, eyeglass-like device allowing real world interaction while viewing the screen.

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also recharacterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. We have adopted this standard for the quarter ended March 31, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments”. The standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company has adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements for the current or prior periods presented.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting treatment under Topic 605. We recorded a net decrease to opening accumulated deficit of $81,724, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our post contract support (PCS deferred revenue).

Results of Operations

Comparison of Three Months Ended March 31, 2018 and March 31, 2017

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2018 and 2017.

	3 Months Ended March 31,
	2018	2017	Dollar Change	% Increase (Decrease)

Sales:
Sales of Products	$1,363,379	$959,383	$403,996	42%
Sales of Engineering Services	180,516	251,280	(70,764)	(28)%

Total Sales	1,543,895	1,210,663	333,232	28%

Cost of Sales:
Cost of Sales — Products	1,182,215	953,903	228,312	24%
Cost of Sales — Engineering Services	184,555	108,000	76,555	71%

Total Cost of Sales	1,366,770	1,061,903	304,867	29%

Gross Profit (exclusive of depreciation shown separately below)	177,125	148,760	28,365	19%
Gross Profit %	11%	12%

Operating Expenses:
Research and Development	2,055,787	1,668,956	386,831	23%
Selling and Marketing	1,534,097	1,030,999	503,098	49%
General and Administrative	1,665,229	1,235,183	430,046	35%
Depreciation and Amortization	273,622	239,830	33,792	14%

Loss from Operations	(5,351,610)	(4,026,208)	(1,325,402)	33%

Other Income (Expense)
Investment Income	—	17,900	(17,900)	(100)%
Other Taxes	(28,542)	(10,550)	(17,992)	171%
Foreign Exchange (Loss) Gain	(4,418)	1,097	(5,515)	(503)%
Gain on Derivative Valuation	28,133	22,560	5,573	25%
Amortization of Term Debt Discount and Deferred Issuance Costs	—	(145,645)	145,645	(100)%
Interest Expense	(9,213)	(40,966)	31,753	(78)%

Total Other Income (Expense)	(14,040)	(155,604)	141,564	(91)%

Loss Before Provision for Income Taxes	(5,365,650)	(4,181,812)	(1,183,838)	28%
Provision for Income Taxes	—	—	—	—

Net Loss	$(5,365,650)	$(4,181,812)	$(1,183,838)	28%

Sales.    There was an overall increase in sales for the quarter ended March 31, 2018 over the same period in 2017 of $333,232 or 28%. The following table reflects the major components of our sales:

	Quarter Ended March 31, 2018	% of Sales	Quarter Ended March 31, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$1,176,121	76%	$901,448	74%	$274,673	30%
Sales of Video Eyewear	117,830	8%	48,319	4%	69,511	144%
Sales of Waveguides	36,438	2%	—	0%	36,438	NM
Sales Freight out	32,990	2%	9,616	1%	23,374	243%
Sales of Engineering Services	180,516	12%	251,280	21%	(70,764)	(28)%
Total Sales	$1,543,895	100%	$1,210,663	100%	$333,232	28%

The increase in Smart Glasses revenues was primarily the result of increased M300 sales in the first quarter of 2018 as compared to the same period in 2017. M300 sales in the first quarter of 2018 were $1,137,313 as compared to $566,871 in the same period in 2017. Sales of our original M100 Smart Glasses decreased by 88% in the first quarter of 2018 over the comparable 2017 quarterly period, reflecting the sales strength of the new M300. Our iWear Video Headphones unit sales rose 373% in the first quarter of 2018 as compared to the same period in 2017, but because of the drop in the retail price of the iWear to $99 from its first quarter 2017 price of $299, actual revenues only increased 144% year over year. Sales of Waveguide systems for the three months ending March 31, 2018 were $36,438 versus nil in the prior year comparable period.

Sales of engineering services for the three-month period ending March 31, 2018 decreased to $180,516 from $251,280 in 2017, which were comprised primarily of the amounts billed to Toshiba under our recently completed development supply agreement. Substantially all of the amount recorded for the three months ending March 31, 2018, represents the final accrued billings for the completion of the Toshiba Development agreement.

Cost of Sales and Gross Profit. Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold for products:

Component of Cost of Sales	Quarter Ended March 31, 2018	As % Related Product Sales	Quarter Ended March 31, 2017	As % of Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$624,928	46%	$486,828	51%	$138,100	28%
Freight Costs	148,078	11%	101,585	11%	46,493	46%
Manufacturing Overhead	258,843	19%	225,038	24%	33,805	15%
Warranty Costs	123,060	9%	37,648	4%	85,412	227%
Amortization of Software Development Costs	-	%	71,613	8%	(71,613)	(100)%
Software Royalties	27,306	2%	31,191	3%	(3,885)	(12)%

Total Cost of Sales – Products	$1,182,215	87%	$953,903	99%	$228,312	24%

Gross Profit – Product Sales	$181,164	13%	$5,480	1%	$175,684	3,206%

For the quarter ended March 31, 2018 we reported an overall gross profit from product sales of $181,164 as compared to $5,480 in the prior year’s period. On a product cost of sales basis only, product direct costs decreased to 46% of sales versus 51% in the prior year’s period, reflecting our reduced manufacturing costs of the M300 product achieved in the quarter. Our overall improvement in gross profit was negatively impacted by the fact that we are now selling our iWear Headphones at their written down net realizable value, and our lower margins earned on OEM sales of Smart Glasses to Toshiba. As a result of ongoing plastics and cable issues, we have increased our provision rate for possible future warranty costs to 9% of Smart Glasses sales versus 4% in the same period in 2017.

Costs for engineering services for the three months ended March 31, 2018 represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program. By the end of the current quarter, we completed our development work on this fixed price project, and as a result incurred a gross loss of $4,039 for three months ending March 31, 2018, versus a gross profit from engineering services of $143,280 in the same period in 2017.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	Quarter Ended March 31, 2018	% of Sales	Quarter Ended March 31, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$2,055,787	133%	$1,668,956	138%	$386,831	23%

Comparing our research and development costs for the quarter ended March 31, 2018 versus the same period in 2017, there was an increase in 2018 salary, benefits and stock compensation expenses of $330,611, primarily the result of additional R&D staff versus the same period in 2017; those additional costs were offset by a $130,058 reclassification of internal salary costs to cost of sales for engineering services related to the Toshiba engineering services project and a decrease in overall other project development and research costs of $162,290 as compared to the 2017 period. However, this period did see an increase of $305,822 in consultant advisors on our research programs and software development for the Blade Smart Glasses, which partly contributed to the increase in overall research and development cost for the period.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Quarter Ended March 31, 2018	% of Sales	Quarter Ended March 31, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$1,534,097	99%	$1,030,999	85%	$503,098	49%

These costs increased overall as compared to the same period in 2017 due to the following factors: an increase of $191,932 in trade show costs; a $152,941 increase in salary, commissions, benefits and stock compensation expenses; an increase of $136,395 in our app store and website related costs; and an increase of $23,970 in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Quarter Ended March 31, 2018	% of Sales	Quarter Ended March 31, 2017	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$1,665,229	108%	$1,235,183	102%	$430,046	35%

General and administrative costs rose by 35% or $430,046 for the first quarter of 2018 versus the 2017 period primarily because of: increased salary and stock compensation costs of $449,207 due to the hiring of new accounting and internal IR personnel and the Company’s new COO after the first quarter of 2017; an increase of $36,517 in IR activities; an increase in travel expenses of $48,018; increased bank and credit fees of $25,443; a reduction of $87,525 for Sarbanes-Oxley Section 404 consultants retained in early 2017 to assist management in designing and implementing improvements in our financial reporting controls; and a reduction in audit fees of $82,734.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended March 31, 2018 was $273,622 as compared to $239,830 in the same period in 2017, an increase of $33,792. The increase in depreciation and amortization expense is due to new investments in depreciable assets made during the latter portion of 2017.

Other Income (Expense).  Total other expense was $14,040 for the three months ended March 31, 2018 as compared to an expense of $155,604 in the same period in 2017, a decrease of $141,564 in net expense. The overall decrease in these other expenses was primarily the result of an increased gain of $5,573 on the derivative valuation for the three months ended March 31, 2018 as compared to the same period in 2017; and due to the conversions and maturity of the debt on June 3, 2017, there were zero costs for the amortization of senior term debt discounts and deferred financing costs for the three months ended March 31, 2018 as compared to an expense of $145,645 and a related reduction in interest expense of $31,753.

Provision for Income Taxes. There was not a provision for income taxes in the three-month period ending March 31, 2018 or 2017.

 Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $36,067,880, an increase of $21,178,244 from $14,889,636 as of December 31, 2017.

At March 31, 2018, we had current assets of $42,034,187 compared to current liabilities of $3,181,536 which resulted in a positive working capital position of $38,852,651. At December 31, 2017, we had a working capital position of $15,789,033. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $6,470,978 of cash for operating activities for the three months ended March 31, 2018 and $3,833,199 in the same period in 2017.The net cash operating loss after adding back non-cash adjustments for the three months ended March 31, 2018 was $4,611,710, along with the following changes in operating assets and liabilities for the period: a $497,784 decrease in accrued revenue, a $424,013 increase in net inventory, a $1,978,637 decrease in accounts payable, and a $211,052 decrease in accrued expenses. The net cash operating loss after adding back non-cash adjustments for the comparative three-month period ended March 31, 2017 was $3,833,199, along with the following changes in operating assets and liabilities for the 2017 period: a $69,614 increase in inventories, a $246,687 increase in prepaid expenses, a $217,261 decrease in accounts receivable, a $211,399 decrease in unearned revenues, and a $82,323 decrease in accounts payable.

Investing Activities.   Cash used in investing activities was $415,153 for the three months ended March 31, 2018 as compared to $305,089 in the same period in 2017. During the first three months of 2018, $306,739 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment as compared to spending of $262,774 for the same period in 2017. During the three months ending March 31, 2018, a total of $43,750 in software development costs were capitalized, versus $0 for the same period in 2017 when no amounts were capitalized. The costs of registering our intellectual property rights, included in the investing activities totals described above, were $64,664 in the three-month period ending March 31, 2018 and $42,315 in the same period in 2017.

Financing Activities.    We generated $28,064,375 of cash from financing activities for the three months ending March 31, 2018 as compared to $0 in the same period in 2017. For the 2018 period, financing activities consisted primarily of a public offering of 3,000,000 shares of common stock and warrants to purchase an aggregate of up to 1,200,000 common stock warrants in January 2018, resulting in proceeds after commissions and offering expenses of $28,025,000. In the same period in 2017, there were no new financing activities.

Capital Resources.   As of March 31, 2018, we had a cash balance of $36,067,880.

We incurred a net loss for the three months ended March 31, 2018 of $5,365,650 and annual net losses of $19,633,502 in 2017 and $19,250,082 in 2016. The Company has an accumulated deficit of $101,756,378 as of March 31, 2018.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. The Company needs to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs by the sale of equity, borrowings under notes, and sales of convertible debt. On January 29, 2018, the Company closed a public offering of 3,000,000 shares of common stock and warrants to purchase an aggregate of up to 1,200,000 shares of common stock resulting in net proceeds of $28,025,000 after commissions and offering expenses.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our annual report on Form 10-K for the year ended December 31, 2017 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers’ may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

We invest our excess cash in high-quality short-term corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities. We are exposed to changes in foreign currency exchange rates primarily through transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Japan and Europe. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers. While the new revenue standard is expected to have an immaterial impact on our ongoing net income, it will require management to make certain judgments and estimates.  As a result, we implemented changes to our internal controls related to revenue recognition for the quarter ended March 31, 2018. These changes include updated accounting policies affected by ASC 606 and additional internal controls over financial reporting related to ASC 606.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property except as follows:

We filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York on April 5, 2018. The Company’s complaint against Mr. Pearson alleges he published false and defamatory articles about the Company. Vuzix is seeking damages in excess of $80 million, including punitive damages, and money damages.

Item 1A.	Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017. There have been no material changes from those risk factors. The risks discussed in our 2017 annual report could materially affect our business, financial condition and future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

-	During the three months ended March 31, 2018, we issued 24,930 shares of common stock upon the exercise of warrants.

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

VUZIX CORPORATION

Date: May 10, 2018	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)