Form 10-Q
period 2018-06-30
Vuzix Corp
filed 2018-08-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 9, 2018, there were 27,426,402 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$29,150,826	$14,889,636
Accounts Receivable, Net	2,044,526	974,172
Accrued Project Revenue	—	497,784
Inventories, Net	5,273,920	3,852,317
Manufacturing Vendor Prepayments	414,431	154,717
Prepaid Expenses	790,635	873,947

Total Current Assets	37,674,338	21,242,573

Long-Term Assets
Fixed Assets, Net	4,145,514	4,124,466
Patents and Trademarks, Net	879,206	813,774
Software Development Costs, Net	496,223	408,723
Other Assets, Net	472,154	243,717

Total Assets	$43,667,435	$26,833,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$2,619,172	$3,726,056
Customer Deposits	229,381	73,462
Unearned Revenue	69,318	107,824
Accrued Expenses	1,595,579	1,389,771
Derivative Liability	172,269	152,927
Income and Other Taxes Payable	20,967	3,500

Total Current Liabilities	4,706,686	5,453,540

Total Liabilities	4,706,686	5,453,540

Stockholders' Equity
Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of June 30, 2018 and December 31, 2017.	50	50
Common Stock - $.001 Par Value, 100,000,000 Shared Authorized; 27,337,210 Shares Issued and Outstanding as of June 30, 2018 and 24,276,275 as of December 31, 2017.	27,337	24,276
Additional Paid-in Capital	146,838,188	117,827,839
Accumulated Deficit	(107,904,826)	(96,472,452)

Total Stockholders' Equity	38,960,749	21,379,713

Total Liabilities and Stockholders' Equity	$43,667,435	$26,833,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited for the six months ended June 30, 2018)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance - December 31, 2017	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Revenue Adjustment - ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Exercise of Warrants	—	—	24,928	25	55,698	—	55,723
Exercise of Stock Options	—	—	8,433	9	(9)	—	—
Stock-Based Compensation Expense	—	—	10,415	10	832,677	—	832,687
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Common Stock Issued for Services	—	—	17,159	17	99,983	—	100,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
Net Loss for the six months ended June 30, 2018	—	—	—	—	—	(11,514,098)	(11,514,098)

Balance - June 30, 2018	49,626	$50	27,337,210	$27,337	$146,838,188	$(107,904,826)	$38,960,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales:
Products	$2,647,583	$904,947	$4,010,962	$1,864,330
Engineering Services	—	420,314	180,516	671,594

Total Sales	2,647,583	1,325,261	4,191,478	2,535,924

Cost of Sales:
Products	1,977,410	1,397,831	3,159,584	2,351,734
Engineering Services	—	356,917	184,596	464,917

Total Cost of Sales	1,977,410	1,754,748	3,344,180	2,816,651

Gross Profit (Loss) (exclusive of depreciation shown separately below)	670,173	(429,487)	847,298	(280,727)

Operating Expenses:
Research and Development	2,564,119	1,198,940	4,619,910	2,867,748
Selling and Marketing	1,545,160	800,329	3,079,258	1,831,328
General and Administrative	2,320,151	1,308,234	3,985,381	2,543,417
Depreciation and Amortization	294,988	242,979	568,610	482,809

Total Operating Expenses	6,724,418	3,550,482	12,253,159	7,725,302
Loss from Operations	(6,054,245)	(3,979,969)	(11,405,861)	(8,006,029)

Other Income (Expense)
Investment Income	39,986	14,944	39,986	32,844
Other Taxes	(1,316)	(11,600)	(29,858)	(22,150)
Foreign Exchange Loss	(5,235)	(26,151)	(9,652)	(25,053)
Loss on Asset Disposal	(56,836)	—	(56,836)	—
(Loss) Gain on Derivative Valuation	(63,820)	(13,416)	(35,687)	9,144
Amortization of Term Debt Discounts and Deferred Issuance Costs	—	(29,616)	—	(175,260)
Interest Expense	(6,977)	(24,291)	(16,190)	(65,258)

Total Other Income (Expense)	(94,198)	(90,130)	(108,237)	(245,733)

Loss Before Provision for Income Taxes	(6,148,443)	(4,070,099)	(11,514,098)	(8,251,762)
Provision for Income Taxes	—	—	—	—

Net Loss	(6,148,443)	(4,070,099)	(11,514,098)	(8,251,762)
Preferred Stock Dividends	(450,276)	(424,243)	(889,112)	(837,708)
Loss Attributable to Common Stockholders	$(6,598,719)	$(4,494,342)	$(12,403,210)	$(9,089,470)

Basic and Diluted Loss per Share	$(0.24)	$(0.22)	$(0.46)	$(0.45)
Weighted-average Shares Outstanding - Basic and Diluted	27,326,649	20,446,824	26,814,264	20,082,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(11,514,098)	$(8,251,762)
Non-Cash Adjustments
Depreciation and Amortization	568,610	482,809
Amortization of Software Development Costs in Cost of Sales - Products	—	143,225
Stock-Based Compensation Expense	1,182,687	486,602
Common Stock Issued for Services	100,000	100,000
Loss on Disposal of Fixed Assets	56,836	—
Amortization of Term Debt Discounts and Deferred Issuance Costs	—	175,260
Loss (Gain) on Derivative Valuation	35,687	(9,144)
(Increase) Decrease in Operating Assets
Accounts Receivable	(1,070,354)	(39,216)
Accrued Project Revenue	497,784	(420,314)
Inventories	(1,421,603)	(755,923)
Manufacturing Vendor Prepayments	(259,714)	(61,980)
Prepaid Expenses and Other Assets	104,873	279,898
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,106,884)	723,632
Accrued Expenses	(217,682)	56,711
Customer Deposits	155,919	(18,753)
Unearned Revenue	43,217	(370,534)
Income and Other Taxes Payable	17,468	(9,695)
Accrued Compensation	161,365	(124,918)
Accrued Interest	(87,875)	65,260

Net Cash Flows Used in Operating Activities	(12,753,764)	(7,548,842)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(603,441)	(662,993)
Investments in Licenses, Patents and Trademarks	(108,480)	(92,767)
Investments in Other Assets	(250,000)	—
Investments in Software Development	(87,500)	(100,000)

Net Cash Used in Investing Activities	(1,049,421)	(855,760)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	39,375	—
Proceeds from Common Stock Offerings	30,000,000	—
Issuance Costs on Common Stock Offerings	(1,975,000)	—

Net Cash Flows from Financing Activities	28,064,375	—

Net Increase (Decrease) in Cash and Cash Equivalents	14,261,190	(8,404,602)
Cash and Cash Equivalents - Beginning of Period	14,889,636	14,533,944

Cash and Cash Equivalents - End of Period	$29,150,826	$6,129,342

Supplemental Disclosures
Interest Paid in Cash	$104,065	$39
Conversion of Term Debt and Accrued Interest into Common Stock	$—	$1,861,283
Reclassification of Derivative Liability Upon Warrant Exercise	$16,345	$—
Cumulative Revenue Adjustment - ASC 606 Adoption	$81,724	$—
Accrued Stock-Based Compensation Expense — Not Issued	$350,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vuzix Corporation (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior periods to conform with current reporting. The results of the Company’s operations for the six months ended June 30, 2018 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2017, as reported in the Company’s Annual Report.

For the six months ended June 30, 2018, Toshiba Japan represented 94% of engineering revenues and 27% of total revenues as compared to 98% and 26%, respectively, in the comparable 2017 period. As of June 30, 2018 and 2017, Toshiba Japan accounted for 37% and 75% of accounts receivables and accrued project revenue, respectively.

For the six months ended June 30, 2018, AMA SA represented 20% of total revenues as compared to 4% in the comparable 2017 period. As of June 30, 2018 and 2017, AMA SA accounted for 42% and 0% of accounts receivables, respectively.

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

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the six months ended June 30, 2018, primarily due to deferrals of PCS amounts for product shipped offset by the amortization of the unearned revenue related to our prior PCS deferred revenue under Topic 605, would have been immaterial.

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses and iWear Video Headphones sales, OEM product sales, Waveguide sales, and Engineering services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues
Smart Glasses and iWear Video Headphones Sales	$1,907,476	$788,642	$3,120,247	$1,748,025
OEM Product Sales	651,895	—	766,065	—
Waveguide Sales	88,212	116,305	124,650	116,305
Engineering Services	—	420,314	180,516	671,594

Total Revenue	2,647,583	1,325,261	4,191,478	2,535,924

Significant Judgments

In applying the new guidance under Topic 606, we performed an assessment of judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include variable consideration in determining our transaction prices for our standard product sales that include a 30-day right to return and payment terms are Net 30 - 60 days. For our Engineering Services performance obligations recognized over time using the input method, the estimated costs to complete each project is considered a significant judgment. For the six months ended June 30, 2018 and the year ended December 31, 2017, the significant judgments previously mentioned did not have a material effect on the timing or the amount of revenue recognized under the new guidance.

Performance Obligations

Revenues from our performance obligations satisfied at a point in time are typically for standard goods (Smart Glasses, iWear Video Headphones and Waveguides) and our OEM Products, which are recognized when the customer obtains control, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using either the input method or output method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services are measured using the input method measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlates directly with the transfer of control of the underlying assets to our customers.

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

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the six months ended June 30, 2018:

% of Total Net Sales
Point in Time	96%
Input Method	4%
Total	100%

Remaining Performance Obligations

As of June 30, 2018, the Company had $228,000 of remaining performance obligations under our OEM product purchase agreement, which represents the transaction price of firm orders less inception to date sales recognized. The Company expects to recognize sales relating to this existing performance obligation of $228,000 during the remainder of 2018.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. Since the Company reported a net loss for the three and six months ended June 30, 2018 and 2017, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2018 and 2017, there were 8,772,813 and 6,499,941 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, debt, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	June 30,	December 31,
	2018	2017

Purchased Parts and Components	$2,826,119	$1,669,209
Work in Process	—	25,090
Finished Goods	3,063,235	2,994,342
Less: Reserve for Obsolescence	(615,434)	(836,324)
Net	$5,273,920	$3,852,317

Note 5 – Cost-Method Investment

The Company’s cost-method investments consist of the following:

	June 30,	December 31,
	2018	2017

Private Corporation	$250,000	$—

Total	$250,000	$—

The Company recently invested in a private corporation that is in the low vision near-eye display market. The Company acquired approximately a 1% ownership interest, in the form of preferred stock, in the private company, for a purchase price of $250,000, and it is valued at cost. As part of this investment, the private entity and the Company entered into a non-binding memorandum of understanding, with the goal of assisting in the Company’s development and volume supply of Vuzix display systems to this entity for its low vision products. The Company expects to earn additional equity in the private entity by being compensated for its work in kind and as a result could earn approximately a further 4% equity interest in this firm. This investment was recorded at cost as its fair value is not readily determinable. As of June 30, 2018, the investment is included in Long-Term Other Assets.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2018	2017

Accrued Wages and Related Costs	$898,479	$163,305
Accrued Officer Compensation	150,853	327,469
Accrued Professional Services	166,260	531,728
Accrued Warranty Obligations	273,095	167,503
Accrued Interest	83,559	171,435
Other Accrued Expenses	23,333	28,331

Total	$1,595,579	$1,389,771

Included in Accrued Wages and Related Costs are provisions for the costs related to the separation of two officers of Vuzix, the Vice President of Sales and its COO. These amounts are expected to be paid over the next six months. Included in the above accrued officer compensation are amounts owed to officers of the Company for services rendered prior to 2016. The amounts are not subject to a fixed repayment schedule and they bear interest at a rate of 8% per year, compounding monthly. Accrued interest at June 30, 2018 and December 31, 2017 is related to interest amounts accrued upon the unpaid officer compensation.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally one year except in certain European countries where it is two years for some products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2018 and the balance as of December 31, 2017 were as follows:

Accrued Warranty Obligation at December 31, 2017	$167,503
Reductions for Settling Warranties	(158,412)
Warranties Issued During Period	264,004

Accrued Warranty Obligations at June 30, 2018	$273,095

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

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value. As of June 30, 2018 and December 31, 2017 a total of 33,100 and 38,100 warrants were outstanding that contained a full-ratchet anti-dilution provision, respectively.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at June 30, 2018:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$172,269	$—	$—	$172,269
Total liabilities measured at fair value (Current liabilities)	$172,269	$—	$—	$172,269

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$152,927	$—	$—	$152,927
Total liabilities measured at fair value (Current Liabilities)	$152,927	$—	$—	$152,927

Fair value — December 31, 2017	$152,927

Reclassification of warrant exercises to Additional Paid-in Capital	(16,345)
Change in fair value for the period of warrant derivative liability	35,687

Fair value — June 30, 2018	$172,269

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of the warrants outstanding:

	June 30, 2018	December 31, 2017

Assumptions for Pricing Model:
Expected term in years	0.10	0.59
Volatility range for years	128%	143%
Risk-free interest rate	2.33%	1.76%
Expected annual dividends	None	None

Value of warrants outstanding:
Fair value of warrants	$172,269	$152,927

Note 8 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 9 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock are authorized as of June 30, 2018 and December 31, 2017, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on June 30, 2018 and December 31, 2017.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of June 30, 2018, total accumulated and unpaid preferred dividends were $5,738,176. As of December 31, 2017, total accumulated and unpaid preferred dividends were $4,849,063. There were no declared preferred dividends owed as of June 30, 2018 or December 31, 2017.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of June 30, 2018 and December 31, 2017. There were 27,337,210 and 24,276,275 shares of common stock issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

Note 10 – Stock Warrants

A summary of the various changes in warrants during the six-month period ended June 30, 2018 is as follows:

Number of Warrants

Warrants Outstanding at December 31, 2017	1,184,912
Exercised During the Period	(27,500)
Issued During the Period	1,200,000
Expired During the Period	—

Warrants Outstanding, June 30, 2018	2,357,412

The outstanding warrants as of June 30, 2018 expire from July 31, 2018 to June 18, 2021. The weighted average remaining term of the warrants is 1.6 years. The weighted average exercise price is $8.29 per share.

Note 11 – Stock Based Compensation Plans

A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2017	1,510,244	$5.04
Granted	133,500	5.55
Exercised	(31,354)	5.35
Expired or Forfeited	(159,589)	6.29

Outstanding at June 30, 2018	1,452,801	$4.95

The weighted average remaining contractual term for all options as of June 30, 2018 and December 31, 2017 was 7.1 years and 7.6 years, respectively.

As of June 30, 2018, there were 902,305 options that were fully vested and exercisable at a weighted average exercise price of $4.55 per share. The weighted average remaining contractual term on the vested options is 6.0 years.

As of June 30, 2018, there were 550,496 unvested options exercisable at a weighted average exercise price of $5.62 per share. The weighted average remaining contractual term on the unvested options is 8.9 years.

For the six months ended June 30, 2018, all options exercised were on a cashless basis.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2018, the Company had approximately $2,784,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.9 years.

During the year ended December 31, 2017, the Company issued 100,000 shares of non-vested stock to an executive officer which vest over 48 months. The fair market value on the date of grant of the non-vested stock issued was $5.90, resulting in an aggregate fair value of $590,000. As of June 30, 2018, the executive officer was no longer with the Company and there was approximately $430,000 of unrecognized compensation expense remaining. As part of his separation agreement, approximately $150,000 of this compensation expense was accrued and recognized in the period ending June 30, 2018 and the remaining $280,000 of unrecognized compensation was forfeited.

During the year ended December 31, 2017, the Company issued 50,000 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2017 to June 2018. The fair market value on the date of award of the stock issued was $6.70, resulting in an aggregate fair value of $335,000. The fair market value of these awards is expensed over 12 months. As of June 30, 2018, there was no unrecognized expense related to these stock awards.

During the three months ended June 30, 2018, the Company has awarded 105,000 shares of common stock to its board members and members of management. The fair market value of each share awarded was $6.10 on the date of grant, May 4, 2018, for an aggregate fair market value of $640,500. The aggregate fair market value of stock awards issued to external directors was $122,000 and $518,500 to other members of management, which are vesting over twelve (12) and forty-eight (48) month periods, respectively. As of June 30, 2018, there was approximately $598,000 of unrecognized expense related to these stock awards.

For the three months ended June 30, 2018 and 2017, the Company recorded total stock-based compensation expense of approximately $758,000 and $277,000, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded total stock-based compensation expense of approximately $1,183,000 and $487,000, respectively. For the three and six months ended June 30, 2018, stock-based compensation expense includes approximately $350,000 of one-time compensation expense related to accrued severance.

Note 12 – Litigation

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

On July 24, 2018, a purported shareholder class action lawsuit was filed in the United States District Court, Southern District of New York, against the Company, certain of its current and former directors and executive officers and the placement agents of the Company’s registered direct offering that was completed in January 2018. The complaint alleges violations of federal securities laws under Sections 11 and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of shareholders that purchased stock between November 9, 2017 and March 20, 2018, or pursuant and/or traceable to the Company’s registration statement and prospectus filed in connection with the registered direct offering. The complaint alleges that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint seeks damages in unspecified amounts, costs and expenses of bringing the action, and other unspecified relief. A similar purported class action was filed against the Company and certain of its current and former executive officers and directors on July 27, 2018, in the United States District Court, Southern District of New York. The Company believes the allegations are false and intends to vigorously defend itself. The Company plans to file a motion to dismiss the complaints.

Note 13 – Contractual Obligations

The Company is party to several lease agreements, with the largest being for its office and manufacturing facility under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. The Company also leases small office spaces in Spain (five-year lease), England (two-year lease) and Japan (two-year lease).

Future minimum payments required under operating lease obligations as of June 30, 2018 are as follows:

Total Minimum Lease Payments
2018 (6 months remaining)	$221,452
2019	442,903
2020	382,813
2021	7,528
2022	8,782
Total	$1,063,478

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. Rent expense for the three months ended June 30, 2018 and 2017 totaled $118,900 and $118,140, respectively. Rent expense for the six months ended June 30, 2018 and 2017 totaled $231,796 and $228,509, respectively.

Note 14 – Recent Accounting Pronouncements

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also re-characterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the implementation of this standard to have a material effect on our financial statements.

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

Accounting Pronouncements Adopted in 2018

In June 2017, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting for employee share-based payment awards, award payments issued to nonemployees are measured at grant-date fair value. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard in the quarter ended June 30, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this standard in the quarter ended March 31, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard effective January 1, 2018. Adoption of this standard did not impact our Consolidated Financial Statements for the current or prior periods presented.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company adopted this standard effective June 29, 2018, upon the execution of our preferred share equity investment described in Note 5. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting treatment under Topic 605. We recorded a net decrease to opening accumulated deficit of $81,724, as of January 1, 2018 due to the cumulative impact of adopting Topic 606, with the impact primarily related to our post contract support (PCS deferred revenue).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2017.

As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix”, “management,” “we,” “our,” and “us” refer to Vuzix Corporation.

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

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically re-evaluate these accounting policies and estimates and make adjustments when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

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

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our accounting policies other than the adoption of ASC 606, see Note 2 for further discussion, for the six-month period ended June 30, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as Video Eyewear, near-eye displays or near-eye virtual displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses and contain varying features such as built-in video screens and audio. These devices also often include cameras, sensors, and a computer, that enable the user to view and interact with video and digital content, such as movies, computer data, the Internet or video games. Our AR wearable display products provide virtual large high-resolution screens and present a virtual image to the user through our proprietary optics and projection engines. Using these optics and displays, our AR wearable display devices provide a virtual image that appears to the wearer similar in size ranging from the image from a typical smart phone screen at arm’s length away, to models that offer wall-sized home theatre screens. Our virtual imaging products integrate microdisplay technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our eyeglasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

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

Recent Accounting Pronouncements

See Note 14 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2018 and 2017:

	3 Months Ended June 30,
	2018	2017	Dollar Change	% Increase (Decrease)
Sales:
Products	$2,647,583	$904,947	$1,742,636	193%
Engineering Services	—	420,314	(420,314)	(100)%

Total Sales	2,647,583	1,325,261	1,322,322	100%

Cost of Sales:
Products	1,977,410	1,397,831	579,579	41%
Engineering Services	—	356,917	(356,917)	(100)%

Total Cost of Sales	1,977,410	1,754,748	222,662	13%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	670,173	(429,487)	1,099,660	(256)%
Gross Profit %	25%	(32)%

Operating Expenses:
Research and Development	2,564,119	1,198,940	1,365,179	114%
Selling and Marketing	1,545,160	800,329	744,831	93%
General and Administrative	2,320,151	1,308,234	1,011,917	77%
Depreciation and Amortization	294,988	242,979	52,009	21%

Loss from Operations	(6,054,245)	(3,979,969)	(2,074,276)	52%

Other Income (Expense):
Investment Income	39,986	14,944	25,042	168%
Other Taxes	(1,316)	(11,600)	10,284	(89)%
Loss on asset disposal	(56,836)	—	(56,836)	NM
Foreign Exchange Loss	(5,235)	(26,151)	20,916	(80)%
Loss on Derivative Valuation	(63,820)	(13,416)	(50,404)	376%
Amortization of Term Debt Discount and Deferred Issuance Costs	—	(29,616)	29,616	(100)%
Interest Expense	(6,977)	(24,291)	17,314	(71)%

Total Other Income (Expense)	(94,198)	(90,130)	(4,068)	5%

Loss Before Provision for Income Taxes	(6,148,443)	(4,070,099)	(2,078,344)	51%
Provision for Income Taxes	—	—	—	0%

Net Loss	$(6,148,443)	$(4,070,099)	$(2,078,344)	51%

Sales.    There was an overall increase in total sales for the quarter ended June 30, 2018 over the same period in 2017 of $1,322,322 or 100%. The following table reflects the major components of our sales:

	Quarter Ended June 30, 2018	% of Sales	Quarter Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)
Component of Sales:
Smart Glasses	$1,795,723	68%	$707,920	53%	$1,087,803	154%
OEM Products	651,895	25%	—	0%	651,895	NM
iWear Video Headphones	90,764	3%	68,988	5%	21,776	32%
Waveguides	88,212	3%	116,305	9%	(28,093)	(24)%
Freight out	20,989	1%	11,734	1%	9,255	79%
Engineering Services	—	0%	420,314	32%	(420,314)	(100)%
Total Sales	$2,647,583	100%	$1,325,261	100%	$1,322,322	100%

The overall increase in total sales was primarily the result of stronger smart glasses sales in the second quarter of 2018 as compared to the same period in 2017. Sales of smart glasses, primarily our M300, in the second quarter of 2018 were $1,795,723 as compared to $707,920 in the same period in 2017, a 154% increase. Sales of our original M100 Smart Glasses decreased significantly in 2018 quarter as compared to the 2017 quarterly period, reflecting the sales strength of the new M300. Sales of OEM Products for the 2018 period represent sales to Toshiba of our USB-C smart glasses product as compared to $-0- in the prior year’s period when the product was still under development. Our iWear Video Headphones unit sales rose 32% in the second quarter of 2018 as compared to the same period in 2017. Sales of Waveguide systems for the three months ending June 30, 2018 were $88,212 versus $116,305 in the prior year’s comparable period.

Sales of engineering services for the three-month period ending June 30, 2018 was $-0- as compared to $420,314 in 2017 period. The 2017 period’s revenue was comprised primarily of the amounts billed to Toshiba under our development supply agreement, which was completed in March 2018.

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

Component of Cost of Sales	Quarter Ended June 30, 2018	As % Related Product Sales	Quarter Ended June 30, 2017	As % Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$1,273,837	48%	$911,191	100%	$362,646	40%
Freight Costs	172,255	7%	128,118	14%	44,137	34%
Manufacturing Overhead	352,509	13%	208,599	23%	143,910	69%
Warranty Costs	140,944	5%	54,541	6%	86,403	158%
Amortization of Software Development Costs	—	0%	71,613	8%	(71,613)	(100)%
Software Royalties	37,864	1%	23,769	3%	14,095	59%

Total Cost of Sales - Products	$1,977,410	75%	$1,397,831	154%	$579,579	41%

Gross Profit (Loss) - Products	$670,173	25%	$(492,884)	(54)%	$1,163,057	(236)%

For the quarter ended June 30, 2018 we reported an overall gross profit from product sales of $670,173 as compared to a gross loss of $492,884 in the prior year’s period. On a product cost of sales basis only, product direct costs remained constant at 48% of sales in the 2018. Our overall gross profit for the 2018 period was negatively impacted by the fact that we earn lower margins on OEM sales of Smart Glasses to Toshiba as compared to our Vuzix branded products. In the 2017 period such product cost of sales were approximately 100% of related sales, a period when we recorded inventory obsolescence provisions of $473,324 related to initial M300 volume production issues and the move from our contract manufacturer’s California site to their China facility in spring 2017.There were no such obsolescence provisions in the 2018 period. Manufacturing overhead costs for the 2018 period rose by 69% primarily due to staff additions, but as a percentage of total product sales declined to 13% for the 2018 period from 23% in the 2017 period.

Costs for engineering services for the three months ended June 30, 2018 was $-0- as compared to $356,917 in the three-month period ending June 30, 2017. The 2017 year’s amounts represented direct project costs as well as the reclassification of $178,269 of internal research and development wage costs related to the Toshiba engineering program. That program was completed in March 2018 and no new engineering services programs were commenced in the 2018 period. There was $-0- gross profit from engineering services for the 2018 period versus a gross profit from engineering services of $63,397 in the same period in 2017.

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

	Quarter Ended June 30, 2018	% of Sales	Quarter Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$2,564,119	97%	$1,198,940	90%	$1,365,179	114%

Comparing our research and development costs for the quarter ended June 30, 2018 versus the same period in 2017, there was an increase in 2018 salary, benefits and stock compensation expenses of $543,260, primarily the result of additional R&D staff-versus the same period in 2017 when also $178,269 in such costs were re-classified to Cost of Engineering Services related to the Toshiba project; increased research, development projects and supplies costs of $442,700; an increase of $361,406 in consultant advisors on our research programs and contractors on software development for the Blade Smart Glasses; a $47,469 increase in travel costs; and a $38,940 increase in hiring expenses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Quarter Ended June 30, 2018	% of Sales	Quarter Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$1,545,160	58%	$800,329	60%	$744,831	93%

These costs increased overall as compared to the same period in 2017 primarily due to the following factors: a $317,946 increase in salary, separation payments, commissions, benefits and stock compensation expenses; an increase of $225,955 in advertising, marketing and trade show costs; an increase of $126,185 in our app store and website related costs; and an increase of $89,293 in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Quarter Ended June 30, 2018	% of Sales	Quarter Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$2,320,151	88%	$1,308,234	99%	$1,011,917	77%

General and administrative costs rose by 77% or $1,011,917 for the second quarter of 2018 versus the 2017 period primarily because of: increased salary, separation and stock compensation costs of $779,133 due to the hiring of new staff as compared to the prior year’s period and the separation of the Company’s former COO; an increase of $151,932 in legal fees; an increase in travel expenses of $48,018; increased bank, credit card fees, consulting fees, office supplies and bad debts totaling $48,951; a reduction in audit fees of $20,472, a reduction in hiring fees of $20,800 and a reduction of $41,979 in IR and shareholder related expenses.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended June 30, 2018 was $294,988 as compared to $242,979 in the same period in 2017, an increase of $52,009. The increase in depreciation and amortization expense is due to new investments in depreciable assets.

Other Income (Expense).  Total other expense was $94,198 for the three months ended June 30, 2018 as compared to an expense of $90,130 in the same period in 2017. The overall increase of $4,068 in these other expenses was primarily the result of an increased loss of $50,404 on the derivative valuation for the three months ended June 30, 2018 as compared to the same period in 2017; and the elimination of costs for the amortization of senior term debt discounts and deferred financing costs for the three months ended June 30, 2018 as compared to an expense of $29,616 and a related reduction in interest expense of $17,314 when such debt was still outstanding.

Provision for Income Taxes. There was not a provision for income taxes in the three-month period ending June 30, 2018 and 2017.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2018 and 2017:

	6 Months Ended June 30,
	2018	2017	Dollar Change	% Increase (Decrease)
Sales:
Products	$4,010,962	$1,864,330	$2,146,632	115%
Engineering Services	180,516	671,594	(491,078)	(73)%

Total Sales	4,191,478	2,535,924	1,655,554	65%

Cost of Sales:
Products	3,159,584	2,351,734	807,850	34%
Engineering Services	184,596	464,917	(280,321)	(60)%

Total Cost of Sales	3,344,180	2,816,651	527,529	19%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	847,298	(280,727)	1,128,025	(402)%
Gross Profit %	20%	(11)%

Operating Expenses:
Research and Development	4,619,910	2,867,748	1,752,162	61%
Selling and Marketing	3,079,258	1,831,328	1,247,930	68%
General and Administrative	3,985,381	2,543,417	1,441,964	57%
Depreciation and Amortization	568,610	482,809	85,801	18%

Loss from Operations	(11,405,861)	(8,006,029)	(3,399,832)	42%

Other Income (Expense):
Investment Income	39,986	32,844	7,142	22%
Other Taxes	(29,858)	(22,150)	(7,708)	35%
Loss on asset disposal	(56,836)	—	(56,836)	NM
Foreign Exchange Loss	(9,652)	(25,053)	15,401	(61)%
(Loss) Gain on Derivative Valuation	(35,687)	9,144	(44,831)	(490)%
Amortization of Term Debt Discount and Deferred Issuance Costs	—	(175,260)	175,260	(100)%
Interest Expense	(16,190)	(65,258)	49,068	(75)%

Total Other Income (Expense)	(108,237)	(245,733)	137,496	(56)%

Loss Before Provision for Income Taxes	(11,514,098)	(8,251,762)	(3,262,336)	40%
Provision for Income Taxes	—	—	—	0%

Net Loss	$(11,514,098)	$(8,251,762)	$(3,262,336)	40%

Sales.    There was an overall increase in total revenue for the six months ended June 30, 2018 over the same period in 2017 of $1,655,554 or 65%. The following table reflects the major components of our sales:

	6 Months Ended June 30, 2018	% of Sales	6 Months Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)
Component of Sales:
Smart Glasses	$2,857,674	69%	$1,609,368	63%	$1,248,306	78%
OEM Products	766,065	18%	—	0%	766,065	NM
iWear Video Headphones	208,594	5%	117,307	5%	91,287	78%
Waveguides	124,650	3%	116,305	5%	8,345	7%
Freight out	53,979	1%	21,350	1%	32,629	153%
Engineering Services	180,516	4%	671,594	26%	(491,078)	(73)%
Total Sales	$4,191,478	100%	$2,535,924	100%	$1,655,554	65%

The overall increase in total sales was primarily the result of stronger smart glasses sales in the first half of 2018 as compared to the same period in 2017. Sales of smart glasses, primarily our M300, in the first half of 2018 were $2,857,674 as compared to $1,609,368 in the same period in 2017, a 78% increase. Sales of our original M100 Smart Glasses decreased significantly in 2018 period as compared to the 2017 period, reflecting the sales strength of the new M300. Our iWear Video Headphones unit sales rose 78% in the first half of 2018 as compared to the same period in 2017. Sales of Waveguide systems for the six months ending June 30, 2018 were $124,650 versus $116,305 in the prior year’s comparable period.

Sales of engineering services for the six-month period ending June 30, 2018 decreased to $180,516 from $671,594 in 2017 period. The 2017 period’s revenue was comprised primarily of the amounts billed to Toshiba under our development agreement which was completed in March 2018.

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

Component of Cost of Sales	6 Months Ended June 30, 2018	As % Related Product Sales	6 Months Ended June 30, 2017	As % Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$1,898,724	47%	$1,402,019	75%	$496,705	35%
Freight Costs	320,333	8%	229,703	12%	90,630	39%
Manufacturing Overhead	611,352	15%	433,636	23%	177,716	41%
Warranty Costs	264,004	7%	92,189	5%	171,815	186%
Amortization of Software Development Costs	—	0%	143,225	8%	(143,225)	(100)%
Software Royalties	65,171	2%	50,962	3%	14,209	28%

Total Cost of Sales - Products	$3,159,584	79%	$2,351,734	126%	$807,850	34%

Gross Profit (Loss) - Products	$851,378	21%	$(487,404)	(26)%	$1,338,782	(275)%

For the six months ended June 30, 2018 we reported an overall gross profit from product sales of $851,378 as compared to gross loss of $487,404 in the prior year’s period. On a product cost of sales basis only, product direct costs decreased to 47% of sales versus 75% in the prior year’s period when we recorded inventory obsolescence provisions of $473,324 related to initial M300 volume production issues and the move from our contract manufacturer’s California site to their China facility in spring 2017. Our overall 2018 improvement in gross profit was negatively impacted by the fact that we earn lower margins earned on OEM sales of Smart Glasses to Toshiba as compared to our Vuzix branded products. As a result of plastics and cabling issues, we have increased our provision rate for possible future warranty costs to 7% of Smart Glasses sales versus 5% in the same period in 2017. Manufacturing overhead costs rose by 41% primarily due to staff additions, but as a percentage of total product sales declined to 15% for the 2018 period from 23% in the 2017 period.

Costs for engineering services for the six months ended June 30, 2018 was $184,596 as compared to $464,917 in the prior 2017 period. These amounts represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program which was completed in March 2018. For the period we incurred a gross loss of $4,080 for six months ending June 30, 2018, versus a gross profit from engineering services of $206,677 in the same period in 2017.

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

	6 Months Ended June 30, 2018	% of Sales	6 Months Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$4,619,910	110%	$2,867,748	113%	$1,752,162	61%

Comparing our research and development costs for the six months ending June 30, 2018 versus the same period in 2017: there was an increase in 2018 salary, benefits and stock compensation expenses of $743,812, primarily the result of additional R&D staff versus the same period in 2017 when also $178,269 in such costs were re-classified to Cost of Engineering Services related to the Toshiba project; increased research, development projects and supplies costs of $280,409, primarily related to our Blade Smart Glasses; an increase of $667,228 in consultant advisors on our research programs and on software development for the Blade Smart Glasses; a $81,376 increase in travel costs; and a $43,791 increase in hiring expenses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	6 Months Ended June 30, 2018	% of Sales	6 Months Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$3,079,258	73%	$1,831,328	72%	$1,247,930	68%

These costs increased overall as compared to the same period in 2017 primarily due to the following factors: an increase of $468,834 in salary, separation payments, commissions, benefits and stock compensation expenses; an increase of $416,218 in advertising, marketing and trade show costs; an increase of $262,579 in our app store and website related costs; and an increase of $109,392 in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	6 Months Ended June 30, 2018	% of Sales	6 Months Ended June 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$3,985,381	95%	$2,543,417	100%	$1,441,964	57%

General and administrative costs rose by 57% or $1,441,964 for the first half of 2018 versus the 2017 period primarily because of: increased salary, separation and stock compensation costs of $1,228,340 due to the hiring of new staff as compared to the prior year’s period and separation costs of the Company’s former COO; an decrease of $38,243 in legal and audit fees; an increase in travel expenses of $92,775; and increased bank, credit card fees, consulting fees, office and bad debts totaling $91,519.

Depreciation and Amortization.   Depreciation and amortization expense for the six months ended June 30, 2018 was $568,610 as compared to $482,809 in the same period in 2017, an increase of $85,801. The increase in depreciation and amortization expense is due to new investments in depreciable assets.

Other Income (Expense).  Total other expense was $108,237 for the six months ended June 30, 2018 as compared to an expense of $245,733 in the same period in 2017. The overall decrease of $137,496 in these other expenses was primarily the result of $-0- for the amortization of senior term debt discounts and deferred financing costs for the six months ended June 30, 2018 as compared to an 2017 expense of $175,260 and a related reduction in interest expense of $49,068 due to the conversions and maturity of the debt on June 3, 2017. Other items reducing the impact of preceding costs savings were a 44,831 increased loss on the derivative valuation and $56,836 loss on asset disposals and abandonment.

Provision for Income Taxes.  There was not a provision for income taxes in the six-month period ending June 30, 2018 and 2017.

Liquidity and Capital Resources

 As of June 30, 2018, we had cash and cash equivalents of $29,150,826, an increase of $14,261,190 from $14,889,636 as of December 31, 2017.

At June 30, 2018, we had current assets of $37,674,338 compared to current liabilities of $4,706,686 which resulted in a positive working capital position of $32,967,652. At December 31, 2017, we had a working capital position of $15,789,033. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $12,753,764 of cash for operating activities for the six months ended June 30, 2018 and $7,548,842 in the same period in 2017.The net cash operating loss after adding back non-cash adjustments for the six months ended June 30, 2018 was $9,570,278, along with the following changes in operating assets and liabilities for the period: a $497,784 decrease in accrued revenue, a $1,421,603 increase in net inventory, a $1,070,354 increase in accounts receivable, a $1,106,884 decrease in accounts payable, a $217,682 decrease in accrued expenses, and a $161,365 increase in accrued compensation. The major operating items for the six-month period ended June 30, 2017 resulted from a $6,873,010 loss from operations after non-cash adjustments, and a $420,314 increase in accrued revenue, a $755,923 increase in net inventory, a $279,898 decrease in prepaid expenses, a $723,632 increase in accounts payable, a $370,534 reduction in unearned revenue, and a $124,918 reduction in accrued compensation.

Investing Activities.   Cash used in investing activities was $1,049,421 for the six months ended June 30, 2018 as compared to $855,760 in the same period in 2017. During the first six months of 2018, $603,441 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment as compared to spending of $662,993 for the same period in 2017. During the six months ending June 30, 2018, a total of $87,500 in software development costs were capitalized, versus $100,000 for the same period in 2017. During the 2018 period, the Company invested $250,000 in a private corporation that is in the low vision near-eye display market. The costs of registering our intellectual property rights and license purchases, included in the investing activities totals described above, were $108,480 in the six-month period ending June 30, 2018 and $92,767 in the same period in 2017.

Financing Activities.    We generated $28,064,375 of cash from financing activities for the six months ending June 30, 2018 as compared to $0 in the same period in 2017. For the 2018 period, financing activities consisted primarily of a public offering of 3,000,000 shares of common stock and warrants to purchase an aggregate of up to 1,200,000 shares of common stock in January 2018, resulting in proceeds after commissions and offering expenses of $28,025,000. In the same period in 2017, there were no new financing activities.

Capital Resources.   As of June 30, 2018, we had a cash balance of $29,150,826.

We incurred a net loss for the six months ended June 30, 2018 of $11,514,098 and annual net losses of $19,633,502 in 2017 and $19,250,082 in 2016. The Company has an accumulated deficit of $107,904,826 as of June 30, 2018.

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

Any of these factors could cause our actual results to differ materially from our anticipated results. We caution readers to carefully consider such factors. Many of these factors are beyond our control. In addition, any forward-looking statements represent our estimates only as of the date they are made and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, except as may be required under applicable securities laws, we specifically disclaim any obligation to do so, even if our estimates change.

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

Evaluation of Disclosure Controls and Procedures

 Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Exchange Act as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 24, 2018, a purported shareholder class action lawsuit was filed in the United States District Court, Southern District of New York, against the Company, certain of its current and former directors and executive officers and the placement agents of the Company’s registered direct offering that was completed in January 2018. The complaint alleges violations of federal securities laws under Sections 11 and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of shareholders that purchased stock between November 9, 2017 and March 20, 2018, or pursuant and/or traceable to the Company’s registration statement and prospectus filed in connection with the registered direct offering. The complaint alleges that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint seeks damages in unspecified amounts, costs and expenses of bringing the action, and other unspecified relief. A similar purported class action was filed against the Company and certain of its current and former executive officers and directors on July 27, 2018, in the United States District Court, Southern District of New York. The Company believes the allegations are false and intends to vigorously defend itself. The Company plans to file a motion to dismiss the complaints.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

•	During the three months ended June 30, 2018, we issued 8,433 shares of common stock upon the exercise of stock options for aggregate exercise price of $5.35.

•	During the three months ended June 30, 2018, we issued 27,083 shares of common stock to an employee for their vested stock award.

•	During the three months ended June 30, 2018, we issued 17,159 shares of common stock for investor relations services.

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

VUZIX CORPORATION

Date: August 9, 2018	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)