Form 10-Q
period 2018-09-30
Vuzix Corp
filed 2018-11-08
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2018, there were 27,587,502 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Condensed Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash and Cash Equivalents	$23,471,941	$14,889,636
Accounts Receivable, Net	1,047,659	974,172
Accrued Project Revenue	-	497,784
Inventories, Net	6,802,593	3,852,317
Manufacturing Vendor Prepayments	513,714	154,717
Prepaid Expenses and Other Assets	1,501,951	873,947

Total Current Assets	33,337,858	21,242,573

Long-Term Assets
Fixed Assets, Net	4,075,176	4,124,466
Patents and Trademarks, Net	1,069,954	813,774
Software Development Costs, Net	225,000	408,723
Other Assets	469,316	243,717

Total Assets	$39,177,304	$26,833,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,796,062	$3,726,056
Customer Deposits	316,460	73,462
Unearned Revenue	196,769	107,824
Accrued Expenses	1,242,620	1,389,771
Derivative Liability	-	152,927
Income and Other Taxes Payable	30,280	3,500

Total Current Liabilities	3,582,191	5,453,540

Total Liabilities	3,582,191	5,453,540

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of September 30, 2018 and December 31, 2017.	50	50
Common Stock - $0.001 Par Value, 100,000,000 Shared Authorized; 27,564,509 Shares Issued and Outstanding as of September 30, 2018 and 24,276,275 as of December 31, 2017.	27,564	24,276
Additional Paid-in Capital	148,270,081	117,827,839
Accumulated Deficit	(112,702,582)	(96,472,452)

Total Stockholders' Equity	35,595,113	21,379,713

Total Liabilities and Stockholders' Equity	$39,177,304	$26,833,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited for the nine months ended September 30, 2018)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance - December 31, 2017	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Revenue Adjustment - ASC 606 Adoption	-	-	-	-	-	81,724	81,724
Exercise of Warrants	-	-	84,208	84	39,292	-	39,376
Settlement of Derivative Liability upon Exercise of Warrants	-	-	-	-	166,800	-	166,800
Exercise of Stock Options	-	-	20,201	20	(20)	-	-
Stock-Based Compensation Expense	-	-	21,666	22	1,194,732	-	1,194,754
Proceeds from Common Stock Offerings	-	-	3,000,000	3,000	29,997,000	-	30,000,000
Direct Costs of Common Stock Offerings	-	-	-	-	(1,975,000)	-	(1,975,000)
Common Stock Issued for Services	-	-	17,159	17	99,983	-	100,000
Common Stock Awards to Directors	-	-	65,000	65	431,535	-	431,600
Common Stock Awards to Management	-	-	80,000	80	487,920	-	488,000
Net Loss for the nine months ended September 30, 2018	-	-	-	-	-	(16,311,854)	(16,311,854)

Balance - September 30, 2018	49,626	$50	27,564,509	$27,564	$148,270,081	$(112,702,582)	$35,595,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales:
Sales of Products	$1,842,500	$1,138,413	$5,853,461	$3,002,744
Sales of Engineering Services	80,900	266,687	261,416	938,281

Total Sales	1,923,400	1,405,100	6,114,877	3,941,025

Cost of Sales:
Cost of Sales - Products	1,267,320	1,089,881	4,426,904	3,441,650
Cost of Sales - Engineering Services	35,160	407,220	219,756	872,137

Total Cost of Sales	1,302,480	1,497,101	4,646,660	4,313,787

Gross Profit (Loss) (exclusive of depreciation shown separately below)	620,920	(92,001)	1,468,217	(372,762)

Operating Expenses:
Research and Development	2,468,449	1,506,307	7,158,356	4,374,202
Selling and Marketing	966,294	908,797	4,048,029	2,739,978
General and Administrative	1,666,596	1,612,542	5,579,500	4,155,960
Depreciation and Amortization	377,724	251,366	946,335	734,175
Impairment of Software Development Cost	196,223	-	196,223	-
(Gain) Loss on Inventory Revaluation and Product Discontinuance	(211,416)	1,151,482	(211,416)	1,151,482

Total Operating Expenses	5,463,870	5,430,494	17,717,027	13,155,797
Loss from Operations	(4,842,950)	(5,522,495)	(16,248,810)	(13,528,559)

Other Income (Expense):
Investment Income	71,089	12,956	111,075	45,800
Other Taxes	(17,809)	(15,734)	(47,667)	(37,884)
Foreign Exchange Loss	(26,963)	(5,246)	(36,615)	(30,299)
Loss on asset disposal	-	(585)	(56,836)	(585)
Gain (Loss) on Derivative Valuation	21,814	41,454	(13,873)	50,598
Amortization of Term Debt Discounts and Deferred Issuance Costs	-	-	-	(175,260)
Interest Expense	(2,937)	(12,592)	(19,128)	(77,849)
	-	-	-	-
Total Other Income (Expense)	45,194	20,253	(63,044)	(225,479)

Loss Before Provision for Income Taxes	(4,797,756)	(5,502,242)	(16,311,854)	(13,754,038)
Provision for Income Taxes	-	-	-	-

Net Loss	(4,797,756)	(5,502,242)	(16,311,854)	(13,754,038)
Preferred Stock Dividends	(462,034)	(435,321)	(1,351,147)	(1,273,029)
Loss Attributable to Common Stockholders	$(5,259,790)	$(5,937,563)	$(17,663,001)	$(15,027,067)

Basic and Diluted Loss per Share	$(0.19)	$(0.28)	$(0.65)	$(0.73)
Weighted-average Shares Outstanding - Basic and Diluted	27,504,626	21,366,712	27,046,913	20,515,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities
Net Loss	$(16,311,854)	$(13,754,038)
Non-Cash Adjustments
Depreciation and Amortization	946,335	734,175
Amortization of Software Development Costs in Cost of Sales - Products	75,000	214,838
Stock-Based Compensation Expense	1,473,383	912,102
Common Stock Awards Compensation Expense	216,744	83,750
Common Stock Issued for Services	50,000	100,000
Loss on Disposal of Fixed Assets	56,836	585
Amortization of Term Debt Discounts and Deferred Issuance Costs	-	175,260
Loss (Gain) on Derivative Valuation	13,873	(50,598)
Impairment of Software Development Cost	196,223	-
(Gain) Loss on Inventory Revaluation and Product Discontinuance	(211,416)	1,151,482
(Increase) Decrease in Operating Assets
Accounts Receivable	(73,487)	(367,170)
Accrued Project Revenue	497,784	(687,001)
Inventories	(2,950,276)	(1,342,855)
Vendor Prepayments	(358,997)	26,644
Prepaid Expenses and Other Assets	159,351	285,980
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,718,578)	734,478
Accrued Expenses	(66,371)	253,398
Customer Deposits	242,998	(2,573)
Unearned Revenue	88,945	(392,242)
Income and Other Taxes Payable	26,779	(5,626)
Accrued Compensation	(327,469)	(240,110)
Accrued Interest	39,687	77,537

Net Cash Flows Used in Operating Activities	(17,934,510)	(12,091,984)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(886,713)	(1,197,452)
Investments in Licenses, Patents and Trademarks	(323,347)	(155,284)
Investments in Other Assets	(250,000)	-
Investments in Software Development	(87,500)	(329,204)

Net Cash Used in Investing Activities	(1,547,560)	(1,681,940)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	39,375	-
Proceeds from Common Stock Offerings	30,000,000	8,567,500
Issuance Costs on Common Stock Offerings	(1,975,000)	(650,179)

Net Cash Flows from Financing Activities	28,064,375	7,917,321

Net Increase (Decrease) in Cash and Cash Equivalents	8,582,305	(5,856,603)
Cash and Cash Equivalents - Beginning of Period	14,889,636	14,533,944

Cash and Cash Equivalents - End of Period	$23,471,941	$8,677,341

Supplemental Disclosures
Interest Paid in Cash	$104,105	$310
Conversion of Term Debt and Accrued Interest into Common Stock	$-	$1,861,283
Subscription Receivable from Officer	$-	$61,000
Reclassification of Derivative Liability Upon Exercise of Warrants	$166,800	$-
Unamortized Stock Compensation Expense included in Prepaid Expenses	$740,000	$301,250
Cumulative Revenue Adjustment - ASC 606 Adoption	$81,724	$-
Accrued Stock-Based Compensation Expense - Not Vested	$313,129	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Vuzix Corporation (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior periods to conform with current reporting. The results of the Company’s operations for the nine months ended September 30, 2018 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2017, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.

For the nine months ended September 30, 2018, Toshiba Japan represented 67% of the Company’s engineering revenues and 27% of the Company’s total revenues as compared to approximately 98% and 24% in the comparable 2017 period. As of September 30, 2018 and 2017, Toshiba Japan accounted for 1% and 0% of the Company’s accounts receivables and 0% and 59% of the Company’s accrued project revenue, respectively.

For the nine months ended September 30, 2018, AMA SA represented 14% of the Company’s total revenues as compared to 8% in the comparable 2017 period. As of September 30, 2018 and 2017, AMA SA accounted for 0% and 6% of the Company’s accounts receivables, respectively.

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

Stockholders’ Equity
Accumulated Deficit	$(96,472,452)	$81,724	$(96,390,728)

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the nine months ended September 30, 2018, primarily due to deferrals of PCS amounts for product shipped offset by the amortization of the unearned revenue related to our prior PCS deferred revenue under Topic 605, would have been immaterial.

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses and iWear Video Headphones sales, OEM product sales, Waveguide sales, and Engineering services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues
Smart Glasses and iWear Video Headphones Sales	$1,839,250	$1,093,413	$4,959,496	$2,841,439
OEM Product Sales	—	—	766,065	—
Waveguide Sales	3,250	45,000	127,900	161,305
Engineering Services	80,900	266,687	261,416	938,281

Total Revenue	$1,923,400	$1,405,100	$6,114,877	$3,941,025

Significant Judgments

In applying the new guidance under Topic 606, we performed an assessment of judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include considerations in determining our transaction prices for our standard product sales that include an end-user 30-day right to return if not satisfied with product and include payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments. For the nine months ended September 30, 2018 and the year ended December 31, 2017, the significant judgments previously mentioned did not have a material effect on the timing or the amount of revenue recognized under the new guidance.

Performance Obligations

Revenues from our performance obligations satisfied at a point in time are typically for standard goods (Smart Glasses, iWear Video Headphones and Waveguides) and our OEM Products, which are recognized when the customer obtains control, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services are measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

Our standard product sales include a twelve (12) month assurance-type product warranty, except in certain European countries where it is two years for some consumer focused products. In the case of our OEM product and waveguide sales, some include a standard product warranty of up to eighteen (18) months. Our engineering services contracts vary from contract to contract but typically include payment terms of net 30 days from date of billing, subject to an agreed upon customer acceptance period.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the nine months ended September 30, 2018:

% of Total Net Sales
Point-in-Time	96%
Over Time - Input Method	4%
Total	100%

Remaining Performance Obligations

As of September 30, 2018, the Company had $228,000 of remaining performance obligations under our OEM product purchase agreement, which represents the transaction price of firm orders less inception to date sales recognized. The Company expects to recognize sales relating to this existing performance obligation of $228,000 during the remainder of 2018.

As of September 30, 2018, the Company had $141,000 of remaining performance obligations under a current waveguide development agreement, which represents the transaction price of the agreement less inception to date revenue recognized. The Company expects to recognize revenue relating to this existing performance obligation of $141,000 during the fourth quarter of 2018.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2018 and 2017, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2018 and 2017, there were 8,615,525 and 6,532,259 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	September 30,	December 31,
	2018	2017

Purchased Parts and Components	$3,468,816	$1,669,209
Work in Process	18,574	25,090
Finished Goods	3,990,662	2,994,342
Less: Reserve for Obsolescence	(675,459)	(836,324)
Net	$6,802,593	$3,852,317

Note 5 – Cost-Method Investment

The Company’s cost-method investments consist of the following:

	September 30,	December 31,
	2018	2017

Private Corporation	$250,000	$—

Total	$250,000	$—

In the second quarter of 2018, the Company acquired, for a purchase price of $250,000, approximately a 1% ownership interest, in the form of preferred stock, in a private corporation in the low vision near eye display market, which the Company has valued at cost. As part of this investment, the private corporation and the Company entered into a non-binding memorandum of understanding, with the goal of assisting in the Company’s development and supply of Vuzix display systems for the private corporation’s products. The Company expects to earn additional equity in the private corporation by being compensated for its work in kind and as a result could earn approximately a further 4% equity interest in this firm. This investment was recorded at cost as its fair value is not readily determinable. As of September 30, 2018, the investment is included in Long-Term Other Assets.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2018	2017

Accrued Wages and Related Costs	$628,130	$163,305
Accrued Officer Compensation	-	327,469
Accrued Professional Services	226,348	531,728
Accrued Warranty Obligations	280,852	167,503
Accrued Interest	86,457	171,435
Other Accrued Expenses	20,833	28,331

Total	$1,242,620	$1,389,771

Included in Accrued Wages and Related Costs are remaining provisions for the costs related to the separation of two officers of Vuzix, the Vice President of Sales and its COO, which occurred in the second quarter of 2018. The accrued interest is related to previously unpaid officer compensation remaining at September 30, 2018 and December 31, 2017.

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months except in certain European countries where it can be twenty-four (24) months for some consumer products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair. The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2018 and the balance as of December 31, 2017 were as follows:

Accrued Warranty Obligation at December 31, 2017	$167,503
Reductions for Settling Warranties	(259,905)
Warranties Issued During Period	373,254

Accrued Warranty Obligations at September 30, 2018	$280,852

Note 7 – Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the Company’s equity offering and related debt conversions on August 5, 2013. Those warrants had a cashless exercise provision and an exercise price that was subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with FASB ASC 815-10-25, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently re-measured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value. As of September 30, 2018 and December 31, 2017 a total of nil and 38,100 warrants were outstanding that contained a full-ratchet anti-dilution provision, respectively.

The Company has adopted FASB ASC Topic 820 for financial instruments measured at fair value on a recurring basis. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.

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

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2018:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$—	$—	$—	$—
Total liabilities measured at fair value (Current liabilities)	$—	$—	$—	$—

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2017:

	Total	Level 1	Level 2	Level 3

Derivative Liability	$152,927	$—	$—	$152,927
Total liabilities measured at fair value (Current Liabilities)	$152,927	$—	$—	$152,927

Fair value — December 31, 2017	$152,927

Reclassification of warrant exercises and warrant expirations to Additional Paid-in Capital	(166,800)
Change in fair value for the period of warrant derivative liability	13,873

Fair value — September 30, 2018	$—

As of August 5, 2018, all unexercised warrants that contained a full-ratchet anti-dilution provision expired.

Note 8 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 9 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of September 30, 2018 and December 31, 2017, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on September 30, 2018 and December 31, 2017.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of September 30, 2018, total accumulated and unpaid preferred dividends were $6,200,210. As of December 31, 2017, total accumulated and unpaid preferred dividends were $4,849,063. There were no declared preferred dividends owed as of September 30, 2018 or December 31, 2017.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. As of September 30, 2018 and December 31, 2017 there were 27,564,509 and 24,276,275 shares of common stock issued and outstanding, respectively.

Note 10 – Stock Warrants

A summary of the various changes in warrants during the nine-month period ended September 30, 2018 is as follows:

Number of Warrants

Warrants Outstanding at December 31, 2017	1,184,912
Exercised During the Period	(113,850)
Issued During the Period	1,200,000
Expired During the Period	(8,000)

Warrants Outstanding, September 30, 2018	2,263,062

The outstanding warrants as of September 30, 2018 expire from November 3, 2018 to June 18, 2021. The weighted average remaining term of the warrants is 1.41 years. The weighted average exercise price is $8.53 per share.

Note 11 – Stock Based Compensation Plans

A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2017	1,510,244	$5.04
Granted	133,500	5.55
Exercised	(76,354)	5.61
Expired or Forfeited	(177,527)	6.14

Outstanding at September 30, 2018	1,389,863	$4.93

The weighted average remaining contractual term for all options as of September 30, 2018 and December 31, 2017 was 7 years and 7.6 years, respectively.

As of September 30, 2018, there were 924,309 options that were fully-vested and exercisable at a weighted average exercise price of $4.53 per share. The weighted average remaining contractual term on the vested options is 6.1 years.

As of September 30, 2018, there were 465,554 unvested options exercisable at a weighted average exercise price of $5.72 per share. The weighted average remaining contractual term on the unvested options is 8.8 years.

For the nine months ended September 30, 2018, all options exercised were on a cashless basis.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2018, the Company had approximately $2,410,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.7 years.

During the three months ended September 30, 2018, the Company issued 45,000 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2018 to June 2019. The fair market value on the date of award of the stock issued was $6.88, resulting in an aggregate fair value of approximately $310,000. The fair market value of these awards is expensed over 12 months. As of September 30, 2018, there was approximately $232,000 of unrecognized expense related to these stock awards.

During the nine months ended September 30, 2018, the Company awarded 100,000 shares of common stock to its board members and members of management. The fair market value of each share awarded was $6.10 on the date of grant, May 4, 2018, for an aggregate fair market value of $610,000. The aggregate fair market value of stock awards issued to external directors was $122,000 and the aggregate fair market value of stock awards issued to other members of management was $488,000, which are vesting over 12 and 48 month periods, respectively. As of September 30, 2018, there was approximately $508,000 of unrecognized expense related to these stock awards.

For the three months ended September 30, 2018 and 2017, the Company recorded total stock-based compensation expense of approximately $291,000 and $425,000, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded total stock-based compensation expense of approximately $1,473,000 and $912,000, respectively. For the nine months ended September 30, 2018, stock-based compensation expense includes approximately $384,000 of one-time compensation expense related to accrued severance.

Note 12 – Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property except as follows:

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

On or about October 27, 2018, Bob Glenn filed a shareholder derivative suit in the Supreme Court of the State of New York, County of Monroe against certain of the Company’s current and former directors and executive officers. The Company was named as a nominal defendant only. The complaint alleges breaches of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint alleges that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint seeks a declaration that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, determining and awarding damages, and directing the Company to reform and improve its corporate governance. Similar derivative suits were filed by Michael Washington and John Mayer on or about October 26, 2018 and October 29, 2018. The Company believes the allegations are false and intends to vigorously defend itself. The Company plans to file a motion to dismiss the complaints.

Note 13 – Contractual Obligations

The Company is party to several lease agreements, with the largest being for its office and manufacturing facility under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. The Company also leases small office spaces in Spain (five-year lease), England (two-year lease) and Japan (two-year lease).

Future minimum payments required under operating lease obligations as of September 30, 2018 are as follows:

Total Minimum Lease Payments
2018 (3 months remaining)	$110,546
2019	442,185
2020	382,702
2021	7,632
2022	8,904
Total	$951,969

Under the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities. Rent expense for the three months ended September 30, 2018 and 2017 totaled $117,372 and $115,718, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 totaled $349,168 and $344,227, respectively.

Note 14 – Recent Accounting Pronouncements

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The ASU also re-characterizes as a scope exception the indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which does not have an accounting effect but addresses navigational concerns within the FASB Accounting Standards Codification. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect the implementation of this standard to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The amendments must be applied on a modified retrospective basis. We anticipate the adoption of this standard will have a material impact on our consolidated financial statements. While we are continuing to assess the potential impacts of the standard, we currently believe the most significant impact relates to our accounting for our office leases. Under the new guidance, the net present value of the obligation for our office leases will appear on the balance sheet. Currently, they are classified as operating leases and payments are expensed in the period incurred.

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

Note 15 – Subsequent Events

Software Licenses and Investment:

On October 4, 2018, the Company invested in WakingApp Ltd., a private corporation that is in the augmented reality software tool market. The Company participated in a financing round with other investors that resulted in the Company acquiring less than a 1% ownership interest, in the form of preferred stock, in WakingApp Ltd., for a purchase price of $250,000. As part of this investment, the Company entered into a commercial agreement with WakingApp such that WakingApp would: (i) provide full support of the Company’s AR products through the WakingApp AR tool software; (ii) provide three (3) working AR environments built with their tools to give away as demonstrations on the M300; and (iii) allow the Company to provide 60-day free licenses to their AR software tool to up to 100,000 of the Company’s developers and customers.

Non-Compete Amendment:

On October 4, 2018, the Company entered into amendment No. 1 to agreements (the “TDG Amendment”), with TDG Acquisition Company, LLC (“TDG”). The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company will be permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished good or system for sale to military organizations, subject to certain conditions. The Company will also be permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 2022.

Pursuant to the TDG Amendment, the Company also agreed to pay to TDG $1,500,000, as follows: (a) $750,000, within three (3) days after the date of the TDG Agreement; (b) $500,000, on or before January 4, 2019; and $250,000, on or before April 5, 2019.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our consolidated financial statements are:

•	valuation of inventories;

•	carrying value of long-lived assets;

•	software development costs;

•	revenue recognition;

•	product warranty;

•	fair value measurement of financial instruments and embedded derivatives;

•	stock-based compensation; and

•	income taxes.

Our accounting policies are more fully described in the notes to our condensed consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in our accounting policies other than the adoption of ASC 606, see Note 2 for further discussion, for the nine-month period ended September 30, 2018.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as Video Eyewear, near-eye displays or near-eye virtual displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses and contain varying features such as built-in video screens and audio. These devices also often include cameras, sensors, and a computer, that enable the user to view and interact with video and digital content, such as movies, computer data, the Internet or video games. Our AR wearable display products provide virtual large high-resolution screens and present a virtual image to the user through our proprietary optics and projection engines. Using these optics and displays, our AR wearable display devices provide a virtual image that appears to the wearer in sizes ranging from the image from a typical smart phone screen at arm’s length away, to models that offer wall-sized home theatre screens. Our virtual imaging products integrate microdisplay technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our eyeglasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and September 30, 2017

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2018 and 2017:

	3 Months Ended September 30,
	2018	2017	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$1,842,500	$1,138,413	$704,087	62%
Sales of Engineering Services	80,900	266,687	(185,787)	(70%)

Total Sales	1,923,400	1,405,100	518,300	37%

Cost of Sales:
Cost of Sales - Products	1,267,320	1,089,881	177,439	16%
Cost of Sales - Engineering Services	35,160	407,220	(372,060)	(91%)

Total Cost of Sales	1,302,480	1,497,101	(194,621)	(13%)

Gross Profit (Loss) (exclusive of depreciation shown separately below)	620,920	(92,001)	712,921	(775%)
Gross Profit (Loss) %	32%	(7%)

Operating Expenses:
Research and Development	2,468,449	1,506,307	962,142	64%
Selling and Marketing	966,294	908,797	57,497	6%
General and Administrative	1,666,596	1,612,542	54,054	3%
Depreciation and Amortization	377,724	251,366	126,358	50%
Impairment of Software Development Cost	196,223	-	196,223	NM
(Gain) Loss on Inventory Revaluation and Product Discontinuance	(211,416)	1,151,482	(1,362,898)	(118%)

Loss from Operations	(4,842,950)	(5,522,495)	679,545	(12%)

Other Income (Expense):
Investment Income	71,089	12,956	58,133	449%
Other Taxes	(17,809)	(15,734)	(2,075)	13%
Loss on asset disposal	-	(585)	585	(100%)
Foreign Exchange Loss	(26,963)	(5,246)	(21,717)	414%
Gain on Derivative Valuation	21,814	41,454	(19,640)	(47%)
Interest Expense	(2,937)	(12,592)	9,655	(77%)

Total Other Income (Expense)	45,194	20,253	24,941	123%

Loss Before Provision for Income Taxes	(4,797,756)	(5,502,242)	704,486	(13%)
Provision for Income Taxes	-	-	-	-

Net Loss	$(4,797,756)	$(5,502,242)	$704,486	(13%)

Sales.    There was an overall increase in total sales for the quarter ended September 30, 2018 over the same period in 2017 of $518,300 or 37%. The following table reflects the major components of our sales:

	Quarter Ended September 30, 2018	% of Sales	Quarter Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$1,715,042	89%	$1,027,397	73%	$687,645	67%
Sales of Video Eyewear	93,470	5%	50,892	4%	42,578	84%
Sales of Waveguides	3,250	0%	45,000	3%	(41,750)	(93)%
Sales Freight out	30,738	2%	15,124	1%	15,614	103%
Sales of Engineering Services	80,900	4%	266,687	19%	(185,787)	(70)%
Total Sales	$1,923,400	100%	$1,405,100	100%	$518,300	37%

The overall increase in total sales was primarily the result of stronger sales of smart glasses, primarily our M300s, which in the third quarter of 2018 had sales of $1,715,042 as compared to $1,027,397 in the same period in 2018, a 67% increase. Sales of our new Blade Smart Glasses, included in this revenue category, were 11% of our smart glass revenue category. Our iWear Video Headphones unit sales rose 84% in the third quarter of 2018 as compared to the same period in 2017. Production of this product was discontinued as of September 30, 2018 and all remaining residual stock to be sold will result in minimal future revenues from this product category. Sales of Waveguides for the three months ending September 30, 2018 were $3,250 versus $45,000 in the prior year’s comparable period.

Sales of engineering services for the three-month period ending September 30, 2018 was $80,900 as compared to $266,687 in the 2017 period. The 2018 amount represents the commencement of a new program with a new aviation focused customer. The 2017 period’s revenue was comprised primarily of the amounts billed to Toshiba under our development supply agreement, which was completed in March 2018.

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

Component of Product Cost of Sales	Quarter Ended September 30, 2018	As % Related Product Sales	Quarter Ended September 30, 2017	As % Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$657,992	36%	$526,040	46%	$131,952	25%
Freight Costs	177,807	10%	151,650	13%	26,157	17%
Manufacturing Overheads	220,980	12%	219,834	19%	1,146	1%
Warranty Costs	101,292	5%	82,995	7%	18,297	22%
Amortization of Software Development Costs	75,000	4%	71,613	6%	3,387	5%
Software Royalties	34,249	2%	37,749	3%	(3,500)	(9)%

Total Cost of Sales - Products	$1,267,320	69%	$1,089,881	96%	$177,439	16%

Gross Profit - Product Sales	$575,180	31%	$48,532	4%	$526,648	1,085%

For the quarter ended September 30, 2018 we reported an overall gross profit from product sales of $575,180 as compared to $48,532 in the prior year’s period. On a product cost of sales basis only, product direct costs were 36% of sales in the 2018 period as compared to 46% in the prior year’s period, representing improved average sales prices of our smart glasses. Manufacturing overhead costs for the 2018 period, as a percentage of total product sales, declined to 12% for the 2018 period from 19% in the 2017 period, all the result of higher product revenues.

Costs for engineering services for the three months ended September 30, 2018 were $35,160 as compared to $407,220 in the three-month period ending September 30, 2017. The 2017 period amounts represented costs related to the Toshiba engineering program which was completed in March 2018. The 2018 engineering program commenced in September 2018 and was at a smaller scale than the Toshiba project. There was $45,740 gross profit from engineering services for the 2018 period versus a gross loss from engineering services of $140,533 in the same period in 2017 when the Toshiba project was active.

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

	Quarter Ended September 30, 2018	% of Sales	Quarter Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$2,468,449	128%	$1,506,307	107%	$962,142	64%

Comparing our research and development costs for the quarter ended September 30, 2018 versus the same period in 2017, there was an increase in 2018 salary, benefits and stock compensation expenses of $581,608, primarily the result of additional R&D staff as compared to the same period in 2017; increased consulting and contractor fees for Blade Smart Glasses software development of $293,629; increased research, development projects and supplies costs of $62,280; and a $9,724 increase in travel costs.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Quarter Ended September 30, 2018	% of Sales	Quarter Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$966,294	50%	$908,797	65%	$57,497	6%

These costs increased overall as compared to the same period in 2017 primarily due to the following factors: a $62,968 increase in salary, separation payments, commissions, benefits and stock compensation expenses; an increase of $269,466 in our app store and website related costs; a decrease of $201,078 in advertising, marketing and trade show costs; and a decrease of $30,810 in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Quarter Ended September 30, 2018	% of Sales	Quarter Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$1,666,596	87%	$1,612,542	115%	$54,054	3%

General and administrative costs rose by 3% or $54,054 for the third quarter of 2018 versus the 2017 period primarily because of: increased salary, separation and stock compensation costs of $16,768; an increase of $153,361 in legal fees; an increase of $45,194 in computer subscriptions, credit card fees and insurance costs; an increase in SOX consultants costs of $45,114, and a reduction of $220,399 in IR and shareholder related expenses.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended September 30, 2018 was $377,724 as compared to $251,366 in the same period in 2017, an increase of $126,358. The increase in depreciation and amortization expense is due to new investments in depreciable assets.

(Gain) Loss on Inventory Revaluation and Product Discontinuance. There was a gain on inventory valuation for the three months ended September 30, 2018 of $211,416 as compared to loss of $1,151,482 in the same period in 2017. The 2017 loss write-down was the result of management’s decision to further reduce the suggested retail selling price of its iWear Video Eyewear inventory on hand and the remaining contracted production to a price below the product’s then current carrying cost. The 2018 gain was the result of improved net production yields and other lower discontinuance costs over the prior 2017 estimates that were realized when production of this product was completely discontinued during the quarter.

Other Income (Expense).  Total other income was $45,194 for the three months ended September 30, 2018 as compared to $20,253 in the same period in 2017. The overall increase of $24,941 in other income and expenses was primarily the result of an increased loss of $21,717 in foreign exchange for the three months ended September 30, 2018 as compared to the same period in 2017, offset by a $58,133 increase in investment income.

Provision for Income Taxes. There was not a provision for income taxes in the three-month periods ending September 30, 2018 and 2017.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2018 and 2017:

	9 Months Ended September 30,
	2018	2017	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$5,853,461	$3,002,744	$2,850,717	95%
Sales of Engineering Services	261,416	938,281	(676,865)	(72%)

Total Sales	6,114,877	3,941,025	2,173,852	55%

Cost of Sales:
Cost of Sales - Products	4,426,904	3,441,650	985,254	29%
Cost of Sales - Engineering Services	219,756	872,137	(652,381)	(75%)

Total Cost of Sales	4,646,660	4,313,787	332,873	8%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,468,217	(372,762)	1,840,979	(494%)
Gross Profit (Loss) %	24%	(10%)

Operating Expenses:
Research and Development	7,158,356	4,374,202	2,784,154	64%
Selling and Marketing	4,048,029	2,739,978	1,308,051	48%
General and Administrative	5,579,500	4,155,960	1,423,540	34%
Depreciation and Amortization	946,335	734,175	212,160	29%
Impairment of Software Development Cost	196,223	-	196,223	NM
(Gain) Loss on Inventory Revaluation and Product Discontinuance	(211,416)	1,151,482	(1,362,898)	(118%)

Loss from Operations	(16,248,810)	(13,528,559)	(2,720,251)	20%

Other Income (Expense):
Investment Income	111,075	45,800	65,275	143%
Other Taxes	(47,667)	(37,884)	(9,783)	26%
Loss on asset disposal	(56,836)	(585)	(56,251)	9,616%
Foreign Exchange Loss	(36,615)	(30,299)	(6,316)	21%
Gain (Loss) on Derivative Valuation	(13,873)	50,598	(64,471)	(127%)
Amortization of Term Debt Discount and Deferred Issuance Costs	-	(175,260)	175,260	(100%)
Interest Expense	(19,128)	(77,849)	58,721	(75%)

Total Other Income (Expense)	(63,044)	(225,479)	162,435	(72%)

Loss Before Provision for Income Taxes	(16,311,854)	(13,754,038)	(2,557,816)	19%
Provision for Income Taxes	-	-	-	-

Net Loss	$(16,311,854)	$(13,754,038)	$(2,557,816)	19%

Sales.    There was an overall increase in total revenue for the nine months ended September 30, 2018 over the same period in 2017 of $2,173,852 or 55%. The following table reflects the major components of our sales:

	9 Months Ended September 30, 2018	% of Sales	9 Months Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$4,572,715	75%	$2,636,749	67%	$1,935,966	73%
Sales of OEM Products	766,065	13%	-	0%	766,065	NM
Sales of Video Eyewear	302,064	5%	168,216	4%	133,848	80%
Sales of Waveguides	127,900	2%	161,305	4%	(33,405)	(21)%
Sales Freight out	84,717	1%	36,474	1%	48,243	132%
Sales of Engineering Services	261,416	4%	938,281	24%	(676,865)	(72)%
Total Sales	$6,114,877	100%	$3,941,025	100%	$2,173,852	55%

The overall increase in total sales was primarily the result of stronger smart glasses sales, primarily our M300, sales of which in the first nine months of 2018 which were $4,452,715 as compared to $2,636,749 in the same period in 2017, a 73% increase. Sales of our new Blade Smart Glasses, included in this revenue category, were 4% of our smart glass revenue category. Sales of our OEM products under the Toshiba Supply Agreement were $766,065 in the first nine months of 2018 as compared to nil in the same period in 2017. Our iWear Video Headphones sales rose 80% in the first nine months of 2018 as compared to the same period in 2017. Production of this product was discontinued as of September 30, 2018 and all remaining residual stock to be sold will result in minimal future revenues from this product category. Sales of Waveguides for the nine months ending September 30, 2018 were $127,900 versus $161,305 in the prior year’s comparable period.

Sales of engineering services for the nine-month period ending September 30, 2018 decreased to $261,416 from $938,281 in 2017 period. The 2017 period’s revenue was comprised primarily of the amounts billed to Toshiba under our development agreement with them and when the development program was active. This Toshiba program was completed in March 2018.

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

Component of Product Cost of Sales	9 Months Ended September 30, 2018	As % Related Product Sales	9 Months Ended September 30, 2017	As % Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$2,556,717	44%	$1,928,053	64%	$628,664	33%
Freight Costs	498,140	9%	381,394	13%	116,746	31%
Manufacturing Overheads	832,332	14%	653,471	22%	178,861	27%
Warranty Costs	365,295	6%	175,184	6%	190,111	109%
Amortization of Software Development Costs	75,000	1%	214,838	7%	(139,838)	(65)%
Software Royalties	99,420	2%	88,710	3%	10,710	12%

Total Cost of Sales - Products	$4,426,904	76%	$3,441,650	115%	$985,254	29%

Gross Profit - Product Sales	$1,426,557	24%	$(438,906)	15%	$1,865,463	(425)%

For the nine months ended September 30, 2018 we reported an overall gross profit from product sales of $1,426,557 as compared to a gross loss of $438,906 in the prior year’s period. On a product cost of sales basis only, product direct costs decreased to 44% of sales versus 64% in the prior year’s period when we recorded inventory obsolescence provisions of $473,324 related to initial M300 volume production issues and the move from our contract manufacturer’s California site to their China facility in spring 2017. Manufacturing overhead costs rose by 27% primarily due to staff additions as part of the commencement of Blade production in Rochester, NY, as opposed to offshore where our other smart glasses products are assembled. As a percentage of total product sales, manufacturing overhead costs declined to 14% for the 2018 period from 22% in the 2017 period.

Costs for engineering services for the nine months ended September 30, 2018 was $219,756 as compared to $872,137 in the prior 2017 period. These amounts represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program which was completed in March 2018. We earned a gross profit of $41,660 for nine months ending September 30, 2018, versus a gross profit from engineering services of $66,144 in the same period in 2017.

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

	9 Months Ended September 30, 2018	% of Sales	9 Months Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$7,158,356	117%	$4,374,202	111%	$2,784,154	64%

Comparing our research and development costs for the nine months ending September 30, 2018 versus the same period in 2017: there was an increase in 2018 salary, benefits and stock compensation expenses of $1,325,420, primarily the result of additional R&D staff versus the same period in 2017; increased research, development projects and supplies costs of $183,617 and increased consulting and contractor fees of $960,857, both primarily related to software development services for our Blade Smart Glasses; a $91,099 increase in travel costs; increases in supply, rentals, subscription and license expenses totaling $187,807; and a $30,183 increase in hiring expenses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	9 Months Ended September 30, 2018	% of Sales	9 Months Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$4,048,029	66%	$2,739,978	70%	$1,308,051	48%

These costs increased overall as compared to the same period in 2017 primarily due to the following factors: a $464,526 increase in salary, separation payments, commissions, benefits and stock compensation expenses; an increase of $532,046 in our app store and website related costs; an increase of $235,017 in advertising, marketing and trade show costs; and an increase of $81,935 in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	9 Months Ended September 30, 2018	% of Sales	9 Months Ended September 30, 2017	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$5,579,500	91%	$4,155,960	105%	$1,423,540	34%

General and administrative costs rose by 34% or $1,423,540 for the nine month period ending September 30, 2018 versus the 2017 period primarily because of: increased salary, separation and stock compensation costs of $1,130,568 due to the hiring of new staff as compared to the prior year’s period and separation costs of the Company’s former COO; an increase of $256,013 in legal fees; an increase in travel expenses of $93,955; and increased bank, credit card fees, software subscriptions, insurance, and office supplies totaling $141,878; a $225,861 decrease in external IR and shareholder related costs; and a $150,780 decrease in audit and SOX consultancy costs from the 2017 period when we were making significant investments in these areas.

Depreciation and Amortization.   Depreciation and amortization expense for the nine months ended September 30, 2018 was $946,335 as compared to $734,175 in the same period in 2017, an increase of $212,160. The increase in depreciation and amortization expense is due to new investments in depreciable assets.

(Gain) Loss on Inventory Revaluation and Product Discontinuance. There was a gain on inventory valuation for the nine months ended September 30, 2018 of $211,416 as compared to loss of $1,151,482 in the same period in 2017. The 2017 loss write-down was the result of management’s decision to further reduce the suggested retail selling price of its iWear Video Eyewear inventory on hand and the remaining contracted production to a price below the product’s then current carrying cost. The 2018 gain was the result of improved net production yields and other lower discontinuance costs over the prior 2017 estimates that were realized when production of this product was completely discontinued during the quarter.

Other Income (Expense).  Total other expense was $63,044 for the nine months ended September 30, 2018 as compared to an expense of $225,749 in the same period in 2017. The overall decrease of $162,435 in these other expenses was primarily the result of $-0- for the amortization of senior term debt discounts and deferred financing costs for the nine months ended September 30, 2018 as compared to a 2017 expense of $175,260 and a related reduction in interest expense of $58,721 due to the conversions and maturity of the debt on June 3, 2017. Other items reducing the impact of preceding costs savings were a $64,471 increased loss on the derivative valuation, $56,251 loss on asset disposals and abandonment, and a $65,275 increase in investment income.

Provision for Income Taxes.  There was not a provision for income taxes in the nine-month periods ended September 30, 2018 and 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $23,471,941, an increase of $8,582,305 from $14,889,636 as of December 31, 2017.

At September 30, 2018, we had current assets of $33,337,858 compared to current liabilities of $3,582,191 which resulted in a positive working capital position of $29,755,667. At December 31, 2017, we had a working capital position of $15,807,364. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $17,934,510 of cash for operating activities for the nine months ended September 30, 2018 and $12,091,984 in the same period in 2017. The net cash operating loss after adding back non-cash adjustments for the nine months ended September 30, 2018 was $13,144,406, along with the following changes in operating assets and liabilities for the period: a $497,784 decrease in accrued project revenue, a $2,950,276 increase in net inventory, a $1,929,994 decrease in accounts payable, and a $327,469 decrease in accrued compensation. The major operating items for the nine months ended September 30, 2017 resulted from a $10,432,444 loss from operations after non-cash adjustments, and a $687,001 increase in accrued project revenue, a $1,342,855 increase in net inventory, a $367,170 increase in accounts receivable, a $734,478 increase in accounts payable, a $392,242 reduction in unearned revenue, a $240,110 reduction in accrued compensation, and a $253,398 increase in accrued expenses.

Investing Activities.   Cash used in investing activities was $1,547,560 for the nine months ended September 30, 2018 as compared to $1,681,940 in the same period in 2017. During the first nine months of 2018, $886,713 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment as compared to spending of $1,197,452 for the same period in 2017. The costs of registering our intellectual property rights and license purchases, included in the investing activities totals described above, were $323,347 in the nine-month period ending September 30, 2018 and $155,284 in the same period in 2017. During the nine months ending September 30, 2018, a total of $87,500 in software development costs were capitalized, versus $329,204 for the same period in 2017. During the 2018 period, the Company invested $250,000 in a private corporation that is in the low vision near-eye display market.

Financing Activities.    We generated $28,064,375 of cash from financing activities for the nine months ending September 30, 2018 as compared to $7,917,321 in the same period in 2017. For the 2018 period, financing activities consisted primarily of a public offering of 3,000,000 shares of common stock and warrants to purchase an aggregate of up to 1,200,000 shares of common stock in January 2018, resulting in proceeds after commissions and offering expenses of $28,025,000. In the same period in 2017, financing activities consisted of a public offering of 1,500,000 shares of common stock in August 2017, resulting in proceeds after offering expenses of $7,917,321.

Capital Resources.   As of September 30, 2018, we had a cash and cash equivalents balance of $23,471,941.

We incurred a net loss for the nine months ended September 30, 2018 of $16,311,854 and annual net losses of $19,633,502 in 2017 and $19,250,082 in 2016. The Company has an accumulated deficit of $112,702,582 as of September 30, 2018.

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

In early October 2018, we announced we had amended the 10-year non-compete restrictions with the buyer of its defense division, TDG Acquisition LLC (DBA – Six15 Technologies (“Six15”)) in June 2012. This amendment will allow us to immediately pursue opportunities related to the Company’s smart glasses and waveguide optics technologies into these expanded market opportunities related to first responders, US Department of Defense, Security Organizations and the Military. Additionally, Vuzix is now permitted to perform contract work with and sell its waveguide optics and display engines to the largest third-party defense suppliers around the world that wish to incorporate Vuzix near-eye display or HMD technologies into the products and systems that they sell into Military Organizations. And while direct sales of products and services by Vuzix to Military Organizations are still precluded pursuant to the original non-compete, these new markets for Vuzix products should be significant in both the United States and globally. Pursuant to the TDG Amendment, the Company also agreed to pay to TDG $1,500,000, as follows: (a) $750,000, within three (3) days after the date of the TDG Agreement; (b) $500,000, on or before January 4, 2019; and $250,000, on or before April 5, 2019.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2018.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Exchange Act that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property except as follows:

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

On or about October 27, 2018, Bob Glenn filed a shareholder derivative suit in the Supreme Court of the State of New York, County of Monroe against certain of the Company’s current and former directors and executive officers. The Company was named as a nominal defendant only. The complaint alleges breaches of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint alleges that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint seeks a declaration that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, determining and awarding damages, and directing the Company to reform and improve its corporate governance. Similar derivative suits were filed by Michael Washington and John Mayer on or about October 26, 2018 and October 29, 2018. The Company believes the allegations are false and intends to vigorously defend itself. The Company plans to file a motion to dismiss the complaints.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

•	During the three months ended September 30, 2018, we issued 11,768 shares of common stock upon the exercise of stock options for an average exercise price of $4.94.

•	During the three months ended September 30, 2018, we issued 11,249 shares of common stock to an employee for their vested stock award.

•	During the three months ended September 30, 2018, we issued 100,000 shares of common stock to our outside directors and members of management as a stock award which vests over 12 and 48 months, respectively.

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

VUZIX CORPORATION

Date: November 8, 2018	By:	/s/ Paul J. Travers
Paul J. Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

