Form 10-K
period 2018-12-31
Vuzix Corp
filed 2019-03-15
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Title of each class: common stock, par value $0.001 per share

Name of each exchange on which registered: Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2018 was approximately $173,000,000 (based on the closing price of the common stock of $7.45 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 15, 2019, there were 27,597,917 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2019 annual meeting of stockholders.

ii

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
•	the effect of competitors and competition in our markets;
•	our wearable products and their market acceptance and future potential;
•	our ability to develop, timely introduce and effectively manage the introduction of new products and services or improve our existing products and services;
•	expected technological advances by us or by third parties and our ability to leverage them;
•	our ability to attract and retain customers;
•	our ability to accurately forecast consumer demand and adequately manage inventory;
•	our ability to deliver an adequate supply of product to meet demand;
•	our ability to maintain and promote our brand and expand brand awareness;
•	our ability to detect, prevent, or fix defects in our products;
•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
•	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
•	our ability to attract and retain highly skilled employees;
•	the impact of foreign currency exchange rates;
•	the effect of future regulations;
•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
•	general market, political, economic and business conditions.

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

Company Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as Video Eyewear or near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

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

We believe that our waveguide optics and display engines offer a number of significant advantages over other wearable display solutions, including higher contrast, greater power efficiency, less weight, more compact size, and high brightness images for use outdoors. We also believe that our waveguide optics give us a substantial advantage over other competitors’ optics, including other waveguides, because our solution allows us to produce optics that are fully transparent when off while also delivering the high brightness required for AR and enterprise Smart Glasses applications.

We believe that a key growth area for us is the consumer electronics, OEM and defense and homeland markets. Our potential channels to this market include supplying mass production of waveguide optics and display engines to select third parties to use in their products. We believe that our waveguides and compact display engine technologies are a key differentiator for enabling next generation AR and Smart Glasses hardware for the consumer and enterprise segments because they will ultimately allow us to make HMDs nearly indistinguishable from regular eyeglasses.

We have developed our own intellectual property portfolio that includes patents, over 20 years of manufacturing know-how, proprietary processes, materials and equipment to create high performance waveguides, and near-eye display products. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AR and Smart Glasses products and waveguide optics and display engine technology.

Our History

Historically, we have focused on three markets: the consumer markets for gaming, entertainment and mobile video, smart glasses products for enterprise, and rugged mobile displays for defense markets. We introduced our first HMD products over 22 years ago and we have offered numerous product models and versions with ever advancing features and capabilities that have served the three markets. In June 2012, we sold the assets that produced products and provided services to military organizations and defense organizations. Accordingly, in recent years our primary focus has been on the enterprise and “prosumer” consumer markets. Effective October 2018, we renegotiated the exclusivity agreement with the company we sold our defense division to and as a result we have started marketing and sale initiatives directly into some portions of the defense and homeland security markets.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of wearable displays including AR glasses and Smart Glasses solutions. We offer our products across major markets, platforms and applications. We strive to be an innovator in designing wearable display devices that can enable enterprise productivity hands-free enhancements, mobile video viewing, general entertainment, social media, and most importantly, AR applications. We believe our revenue growth will be driven by the introduction of new AR Smart Glasses, accessories, and software applications.

To maintain and enhance our position as a leading provider of wearable display products for AR and hands-free computing, we seek to:

•	develop products based on our unique technology for both specialized and large enterprise, consumer markets and defense and security;
•	improve brand recognition;
•	provide excellent products and service;
•	broaden and develop strategic relationships and partnerships;
•	sell our products or license our technology to third-party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);
•	promote and enhance development of third-party software that can take advantage of our products, including offering apps and software through our own “app store”;
•	communicate the advantages of our proprietary waveguide optics and display engine technologies to the relevant customers in target market sectors and encourage their adoption through demonstrations and incorporation in the offerings of world-class companies;
•	extend our innovative and proprietary technology leadership;
•	enhance and protect our intellectual property portfolio;
•	establish multiple revenue sources;
•	attract and retain highly qualified personnel; and
•	build and maintain strong product design capabilities.

Our strategy is also to create a leadership position as a worldwide supplier of waveguide optics and near-eye display technology solutions for applications in high growth segments of the consumer, enterprise and commercial electronics industry by capitalizing on our experience and expertise in wearable displays and the move to AR Smart Glasses for delivering AI, entertainment, work, social media and other applications. We aim to provide waveguides, display engines and complementary optics to enable OEM customers to serve a variety of markets with new enhanced display electronic products. Some key elements of our OEM strategy to achieve these objectives include the following:

•	Develop OEM and mass production partnerships in the consumer AR Smart Glasses market. As consumer mobile electronics markets transition to AR glasses, Vuzix technology is positioned well to address the requirements of this segment. Developing customer partners is key to establishing Vuzix as the market leader for next generation display technologies for the consumer AR Smart Glasses market.

•

Strengthen our technology leadership. As one of the first to exploit waveguides with miniature display engines, we believe that we enjoy a significant advantage in bringing this technology to the OEM market. By continuing to invest in research and development and protecting our intellectual property, we expect to further develop performance improvements and provide a competitive edge for our customers who integrate our displays into their end products.

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

The Market

The wireless, IT, and entertainment industries have evolved considerably and continue to do so. The mobile phone has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile technology is redefining the way people interact with their world, both at work and play, and it has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe that interactive AR content, AI, Edge Computing, and speech-based cloud services will significantly change the way mobile products are used and how content is delivered to the user. We believe head-worn displays that are hands free can connect the digital world to the real world and have the ability to change the future of the computing industry. We believe AR based wearable display and Smart Glasses can enable new experiences that cannot be experienced in any other way.

Current mobile display technology is almost universally based on direct view screens. These displays are designed to be small and make portability easy. At the same time, these displays must be held by the user and, depending upon their size, can have difficulty in producing human readable high-resolution content without magnification zooming, which reduces screen resolution. Our products are aimed at solving these problems by creating hands-free virtual large screens that are interactive and fit into eyeglasses form factors. VR-based head-worn displays block out surroundings for a fully immersive experience. AR-based displays are designed to be "see-through" or "see-around" and allow the user to still see and interact with their surroundings. They may contain one (monocular) or two (binocular) displays. We have leveraged our experience in developing wearable display products over the last 20 years and believe AR experiences, relative to our competitors, allows us to more rapidly introduce wearable displays suitable for specialized and mass market consumer AR and Smart Glasses.

Our business for the last five years has focused on enterprise and industrial markets and high-end (prosumer) mobile consumer markets. We believe the demand for head-worn displays in these markets is being driven by such factors and expectations as:

•	Increasing demand for Internet, social media, and cloud services’ access “anywhere, anytime”;
•	An increasing number of hands-free enterprise, commercial and medical applications for which our products are well-suited;
•	We believe the growing use of AR applications will drive the need for head-worn display solutions to replace the need to hold up handheld devices to use the applications; we believe that AR Smart Glasses, rather than a smart phone, are needed to deliver this experience correctly; and
•	More users are migrating a greater portion of their entertainments and information gathering time to mobile devices. We believe that our near-eye display technologies can significantly increase user satisfaction and allow for wide spread AR adoption and applications.

Target Markets

We offer smart wearable display products that enable development and deployment of AR applications. AR Smart Glasses enable the wearer to see computer-generated information, graphics or images projected into the real-world environment or upon an object that the user is observing. Thus, whether in the warehouse, on the factory floor, or in-the-field, users while wearing the AR Smart Glasses may access a manual, tutorial, or image that is connected to the task at hand which will assist them in completing that task, while also viewing their current surroundings and nearby objects. Additional possible applications of AR-enabled Smart Glasses for consumer use include hands-free alerts, messaging, location and context aware information and social interaction.

Our target markets and applications by major sector are:

Enterprise

Our Smart Glasses products are currently focused on enterprise, industrial and medical markets. These Smart Glasses products run native Android applications within the glasses that, for example, allow them to stream video in real-time, which is very useful for many enterprise applications. We believe that a wide variety of commercial and industrial markets offer significant opportunities for our products due to increasing demand for instant data accessibility in mobile workplace environments and due to the benefit of hands-free mobile displays to enhance visual performance and worker productivity. Our Smart Glasses are being used for numerous applications including: remote service video support, wearable computer displays, viewing of wireless sensor data, quality assurance, hands-free access to work instructions such as assembly check lists and manuals, in-the-field maintenance, warehouse pick and place, real-time viewing of remote images, and training and education. Further, Smart Glasses can be used to enhance vision for many people with visual impairments. We have built an eco-system of Value-Added Resellers (VARs or VIPs – Vuzix Integration Partners), established relationships with a growing number of system integrators, and have garnered infrastructure support from leading mobile device management companies.

Prosumer

We believe that the most significant driver of the longer-term wearable display market adoption is the growing consumer demand for mobile access to ever larger volumes of information and entertainment in smaller and wearable packages.

We also believe that there is a growing need for active smart phone users to be able to keep their phones in their pocket and at the same time still receive location-aware content from the web overlaid with their real-world view. For example, while a user walks down the street, they could get directions and a Yelp score for the restaurant they are looking at; all within the view of their smart glasses while leaving the phone in their pocket.

As we manufacture our waveguides and display engines in higher volumes at reduced costs and capitalize on our waveguide manufacturing expertise, we believe that our products will be increasingly well-positioned to compete with other see-through optics and displays and cell phone size displays in the rapidly growing consumer market, particularly as demand expands for sophisticated mobile personal viewers offering higher resolution and better image quality for AR and Smart Glasses applications. We believe our waveguide and display engine technology addresses the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption and longer life.

Products

We now produce and sell AR Smart Glasses for a variety of enterprise, commercial, and prosumer uses and applications. Our products are available with varying features and are currently offered as monocular display systems. Our AR Smart Glasses have many of the capabilities of a smartphone such as cameras and computer processors that can allow applications to be run directly in the AR Smart Glasses, enabling cloud connected applications through a wireless link directly with the glasses.

Our AR Smart Glasses are an intelligent wearable computing system specifically designed to enable computing and connecting AR cloud/internet of things information and AI to the real world. The embedded cameras in our Smart Glasses are used for recording and/or seeing the real world. Input and control of our smart glasses consist of using the wirelessly connected smartphone, speech recognition voice control, a series of built in sensors for head motion and in some cases gesture sensors. We are building an eco-system of developers around these smart glasses and anticipate that most of the software being developed will be usable on future generations of our smart glasses. Cloud or internet-connected Smart Glasses applications are being created for manufacturing, medical, field maintenance and repair, training, gaming and social media uses for both our Smart Glasses product lines.

Our current products include:

M300, M300XL and M400 Smart Glasses (M series)

The M300 and M300XL (the “M series”) products are our monocular smart glasses designed for enterprise, industrial, commercial and medical markets. These products include an Android-based wearable computer, enhanced with a wearable monocular display and wireless connectivity capabilities. These Smart Glasses serve up the digital world “hands-free”, offering access to information, data collection and more. Monocular products, due to their single eye display, are best used for push notifications and “information snacking”. An integrated head tracking, camera, touchpad, buttons and speech recognition gives versatility to navigate and use these M-series Smart Glasses in almost any working environment. These products include pre-installed apps that can be used to record and playback still pictures and video, track timed events, manage a user’s calendar, link to a phone, scan barcodes and much more. These products can provide enhancements to existing workflows and open new opportunities in industrial, medical, retail, supply chain, remote help desk, and many more aspects of our customers’ businesses.

In February 2019, the Company announced at the Mobile World Congress tradeshow a prototype of our M400 Smart Glasses based on the new Qualcomm XR1 platform and runs on the latest Android OS. This model will have a host of new and more powerful features and it will enter mass production by mid-summer of 2019, selling at a premium to the existing M-series models.

Blade Smart Glasses

We introduced the Blade Smart Sunglasses as a monocular system at CES 2018. We believe the Vuzix Blade™ is the natural evolution of AR glasses providing the user with the wide range of features and capabilities in a natural glasses form factor that we believe people will want to wear. Delivered visually right in front of the user, current applications range from basic text messaging and answering the phone to overlaying mapping directions, menus, weather, events, stock quotes, video conferencing, sports updates, social feeds, bio-metrics and much more. The intuitive and feature packed Vuzix Blade OS allows the user to simply and intuitively navigate via simple swipes and taps, or leverage voice controls and external AI systems. This allows users to leave their phones in their pockets for most functions and adds the ability to connect the information being presented to the real world, including that from cloud-based speech AI platforms such as Amazon Alexa. We believe the Blade Smart Glasses is the first natural step to replacing the smart phone with a ubiquitous wearable device for all.

The Vuzix Blade with its fashionable form factor and all-day wear-ability fills the gap between wearer expectations and actual form factors. For the enterprise user, the Vuzix Blade pairs with the user’s smart phone or connect directly to a Wi-Fi network, allowing for custom, secure industrial applications.

Other AR Products

We are currently also developing a binocular AR Smart Glasses product with 3D, stereo cameras, and 3D camera vision capabilities that we expect to introduce sometime in late 2020. Future AR Smart Glasses versions will include increased resolutions and fields of view, more powerful computers and our thin waveguide see-through optics. AR wearable displays provide the user a live, direct or indirect, view of a physical, real-world environment whose elements are “augmented” by computer generated sensory input such as sound, video, graphics or GPS data. Such systems also contain head tracking technology, which enables the user to look around the environment being viewed by moving his or her head which in turn sends that information back to the computer, which then adjusts the computer-generated AR image accordingly.

Applications for Smart Glasses

Our Vuzix Basics product line consists of out-of-the-box applications optimized for use with the growing lineup of Vuzix AR Smart Glasses, including the Vuzix M300 and M300XL Smart Glasses and the Vuzix Blade. VUZIX Basics™ are standard applications, designed to be simple to get started, simple to use, and apps we believe can immediately provide the fundamental benefits of Smart Glasses to novice and expert users alike.

The first application in the platform, VUZIX Basics Video, provides remote telepresence capabilities, otherwise known as see-what-I-see video collaboration, enabling an operator, mechanic, field technician or consultant to communicate in a hands-free manner with a remote expert to drive “just in time” video support of a process or repair. VUZIX Basics Video enables clients to multiply their expert workforce, eliminate the high costs of travel, improve customer service levels and equipment operation and accelerate knowledge transfer and training. We are offering VUZIX Basics apps on a monthly or one-year subscription basis.

App Store for Smart Glasses

We also have an App Store on our website where users can download and purchase Smart Glasses applications, including third-party apps. We are fostering the development of an ecosystem of third-party developers to offer applications and trials for their smart glasses apps and many will be sold on an industry common revenue share model, with the publisher receiving approximately 70% of the subscriptions collected. The Vuzix third-party developer community will be able leverage the open Android platform of the Vuzix M-Series and the Vuzix Blade to bring new and creative ideas to life. Supported by Vuzix’ new App Store, developers can offer or sell their applications to all Vuzix Smart Glasses users, expanding into an ecosystem of AR applications for real world use today. The App store supports free, onetime fee, and paid subscription monetization models.

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

We have shipped these customized modules to numerous customers, some of whom may soon incorporate our products into their own commercial products. Our strategy for addressing the consumer mass market includes developing partnerships with both select consumer companies, including wireless communications carriers and select high volume production manufacturing companies.

Custom Solutions and Engineering Solutions

We have in the past provided fully integrated wearable display systems, including head mounted displays, human computer interface devices, near-eye display related engineering services and wearable computers to commercial, industrial and defense customers. As a result of the sale our defense division in June 2012, we were precluded from pursuing general engineering services work with defense or security organizations. However, in October 2018 we signed an amendment to our agreement with the purchaser of our defense division that now allows us to sell our products to defense and security organizations, including business customers and governmental entity customers that primarily provide security and defense services. Such potential customers include police, fire fighters, EMTs, other first responders, and homeland and border security.

In February 2017, we entered into a development agreement with Toshiba to create a customized Window-based USB-C Type C AR Smart Glasses offering for Toshiba, which is a derivative product of the Vuzix M300 Smart Glasses. Throughout 2017, our design teams created an entirely new Vuzix product for Toshiba. We have delivered hundreds of engineering and development units and have begun volume manufacturing for Toshiba to fulfill their initial orders under our 3-year supply agreement, which was previously announced by Vuzix in December 2017. The near-term realization of commercial orders were initially slowed during the purchase of Toshiba by Sharp (Foxconn), but have now begun again as a part of the Toshiba integration into Sharp (Foxconn).

Defense and Security Products

In early October 2018, we amended the 10-year non-compete restrictions with the buyer of our former defense division, TDG Acquisition LLC (DBA – Six15 Technologies (“Six15”)). This amendment allows us to pursue opportunities related to the Company’s smart glasses and waveguide optics technologies into these expanded market opportunities related to first responders, US Department of Defense, Security Organizations and the Military. Additionally, Vuzix is now permitted to perform contract work with and sell its waveguide optics and display engines to the largest third-party defense suppliers around the world that seek to incorporate Vuzix near-eye display or HMD technologies into the products and systems that they sell into Military Organizations. And while direct sales of products and services by us directly to Military Organizations are still precluded pursuant to the original non-compete, these new markets for Vuzix products should be significant in both the United States and globally.

Product Development

We believe that continued introduction of new products in our target markets is essential to our growth. Our products tend to have two to three-year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with external consultants to continue our product development efforts. Our primary development efforts are focused on waveguide optics (and their manufacture), projection engines, displays, low-power electronic designs, firmware and wearable software, and the design and ergonomics of wearable displays. Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. During 2018, 2017 and 2016, we invested $10,378,728, $6,706,690, and $6,947,878, respectively, on research and development activities. We expect to increase our research and development expenditures in the future and as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may continue to do so in the future.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve upon the weight, ergonomics, optical performance, see-through capabilities, luminance, power efficiency, compactness, field-of-view and resolution of the current generation of virtual displays and display components. “Early technology adopters” and “prosumer” consumers have been the majority of the purchasers of our consumer wearable display products to date and similarly within the enterprise customer base for our Smart Glasses. However, our near-eye virtual display technology has been gradually improving in performance and we believe is starting to meet the high expectations of both the enterprise and the consumer mass markets with respect to screen resolution, computer power, image size and ergonomics. We expect to continue to improve our products through our ongoing research and development and advancements made by our third-party suppliers of key components.

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to advanced optics systems including passive and active see-through imaging waveguides, micro-projection display engines, high resolution scanning displays, motion tracking systems, and specialized software drivers and applications for video eyewear displays. We also have a portfolio of trade secrets and expertise in nano-imprinting using quartz mold substrates, nano structure embossing, and engineering tool-sets for the design and manufacturing of diffractive waveguide optics.

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

We entered into a technology license agreement with Nokia Corporation in August 2011 for their Exit Pupil Expanding (EPE) optics technology. This agreement was amended in October 2017 to allow us greater flexibility with sub-licensing and preferable royalty terms. Under these agreements, we perform on-going research and development on EPE optics and are expected to manufacture and bring to market components and products containing the licensed technology. In addition, we will provide Nokia with the ability to purchase products and components which incorporate the licensed technology. EPE technology is an important foundation of our diffraction-based waveguide optics technology.

In October 2017, we acquired certain IP and patent applications from the inventor/seller related to holographic optics and display engines for “image and wave field projection through a diffusive media”. This technology is still in active development with a goal of creating a functional demonstrator model by the end of 2019.

Major technologies that we employ in our products include:

Micro-display optics represent a significant cost of goods for both us and our competitors. This cost is a function of the physical size of the micro-display and the cost of the supporting optics. Smaller micro-displays are less expensive to produce but they require larger and more sophisticated optics to make solutions that have no user adjustments, large fields-of-view, and very low distortion specifications. Larger displays require less magnification and less complex optics, but these optics become very bulky and the displays are significantly more expensive to manufacture. We have developed thin and lightweight optics that can be integrated with very small micro-displays that we expect will closely match conventional eyewear frames in size and weight. These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable display solutions.

See-Through Waveguides:  We have developed a range of patents and patents pending around our see-through waveguides. We are developing passive, dynamic and diffractive optics-based waveguides that are the basis for some of our future slim wearable display AR and smart glasses products. We are striving to develop ultra-compact micro-display engines to magnify and focus the light from a display into a user’s eye. Our development goal with these waveguides is to create AR-based wearable displays that will appear to others as practically indistinguishable from today’s conventional sunglasses by most every measure, including comfort, size, weight and ergonomics.

Custom Display Engines: We have patents and patents pending on modulated laser-based display engines and IP around micro DLP display engines. Our Cobra II micro DLP engine is one of the smallest volume engines built around DLPs. We are also performing research and development work on laser engines to drive scanned images into holograms, with the goal of such systems to offer next generation waveguides capable of 100 plus degree fields-of-view.

Nanoimprinting: We continue to develop a portfolio of trade secrets and expertise in nanoimprinting for use in our waveguide optics. We believe these technologies are essential to the production of our approximately 1.2 mm thick see-through lenses which we believe are the cornerstone to making fashionable eyeglass-styled Smart Glasses. We have developed technology for waveguide design and production including: tool design and creation, custom designed software for grating structures and layout, lithography processes, high index low shrinkage polymers and other materials, mold treatments, automation equipment and test/QA processes and procedures, to name a few.

Patents and other Intellectual Property

We have an intellectual property policy which has as its objectives: (i) the development of new intellectual property to further our intellectual property position in relation to personal display technology; and (ii) the maintenance and protection of our valuable trade secrets and know-how. We seek to achieve these objectives through the education and training of our engineering staff and the adoption of appropriate systems, policies and procedures for the creation, identification and protection of intellectual property.

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

We believe that our intellectual property portfolio, coupled with our key supplier relationships and accumulated experience in the personal display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, and patents are critical to our success and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, including manufacturing processes and procedures, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment and non-competition agreements.

Our technologies enable us to provide low-cost, small form factor, high-resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 74 issued U.S. and foreign patents and 70 pending U.S. and foreign patent applications. We are also currently preparing several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates to July 6, 2041. In addition, in connection with the sale of our defense division in 2012, we received a worldwide, royalty-free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have 5 registered U.S. trademarks and 51 trademark registrations worldwide.

Competitors

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

Aside from direct view displays, we also have competitors who produce near-eye personal displays or wearable displays. For the past decade most of these products were mainly low-resolution, bulky in size, poor ergonomically, costly, and heavy in their power requirements.

Competition - Binocular Wearable Display Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using micro-displays. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Avegant, Osterhout Design Group (ODG), Oculus/Facebook, HTC, Razer and many others. Many of these firms have discontinued their efforts while others have introduced VR viewers themselves. We believe these competitive products have received limited customer acceptance due to their bulky and non-user-friendly designs. Other companies that have stated their intention to enter this market when their product development is complete with either finished products or components with optics and display engines are Lumus, Waveoptics, Digilence, and Microvision Corporation.

As an alternative to micro-display based head worn display systems, most manufacturers have moved to using larger display panels that are typically found in smart phones. A Facebook unit, Oculus, has been shipping its large field-of-view VR goggle HMD called the Oculus Rift since 2016. HTC that same year introduced it higher-end VR system called the HTC Vive. Sony, after dropping their HMZ video viewer product, released in October 2016 its PlayStation VR goggle system specifically for its PlayStation 4 game console. Enhanced versions of these VR goggles systems with improved performance and reduced pricing has been introduced by HTC and Oculus has offered new models which don’t have to be connected with a PC to operate.

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

Competition – AR Glasses

In the AR markets, there are few competitors with most of this market currently aimed at the high-end and research markets. Companies either offering products or intending to do so in this area include the Microsoft Hololens, Meta, Sony, Epson, Atheer, DAQRI, Magic Leap, ODG, Nreal and CastAR. Today many of these products are fairly bulky and tethered to an external controller. Many are being sold as AR Smart Glasses and are currently targeted at enterprise and academic researchers. The most complete and functional systems today are the Hololens and the Magic Leap One, both of which cost $2,500 - $3,500 per unit. Microsoft unveiled their second generation of Hololens in late February 2019.

Magic Leap, a well-funded startup, released its Magic Leap One creator edition system for AR applications in late 2018 at a price of $2,295. Further, industry bloggers have speculated that companies such as Apple, Google, and Oculus/Facebook may offer or support AR wearable display products in the future, but, to date, no specific product launch details have been officially announced.

Competition - Monocular Smart Glasses and Wearable Display Products

Although several companies produce monocular wearable displays, we believe that sales of their products to date have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Competitors in these markets include or have included: Liteye Systems, Inc., Lumus, Shimadzu Corporation, Sony, Kopin, Zebra Technologies (inclusive of business unit formerly part of Motorola), Creative Display Systems, Brother, Google, Garmin, BAE Systems, Six-15 Technologies, LLC (the purchaser of our defense division), Lenovo, Optinvent, RealWear, Focals by North, and Rockwell Collins.

Google’s wearable display device, named Google Glass, was a headset product with similar form and function to our M100 Smart Glasses. In 2015, Google stopped selling its first version of Glass and then launched a refreshed version called Glass Enterprise. Recent industry rumors indicate that Google may introduce the Google Glass 2 for Enterprise in 2019.

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

There is competition in all classes of products we manufacture, from both large and small companies. Our sales do not represent a significant share of the market for any class of products. The principal points of competition for these products include, among other factors: price, product performance, the availability of supporting applications, and the experience and brand name of the particular company and history of its dealings in such products. We believe that our monocular products match or exceed the display products currently offered by our competitors.

Competition – Waveguides and Display Engines

There are a limited number of manufacturers of waveguide optics, all targeted at OEM producers of AR and smart glasses. Competitors to our waveguide products include Lumus, Waveoptics, Digilens, Optivent, WaveOptics, and others. New waveguide manufacturers from China have recently begun demonstrating their solutions at 2019 trade shows.

Sales and Marketing

Sales

Our strategy is to sell our products and components both directly and through distributors and value-added resellers (VARs – also referred to Vuzix Integration Partners or VIPs), and on a select basis to OEMs. As a result, we have distinct strategies for the sales of our products.

In the Smart Glasses and AR markets, we are currently focused on the enterprise space and as such are building strategic marketing relationships with software firms to address and support enterprise customers. We are, in parallel, developing a VAR network with leading companies in various vertical markets from warehousing to field service to medical. As these VARs finish their value-added software and services offerings, we expect them to roll-out their finished solutions to their respective customer bases. Some VARs, after qualification, are being designated as a Vuzix Integration Partner or VIP. Such VIP partners gain early access to our new Smart Glasses hardware, receive first access to the initial commercial shipments, and get access to co-marketing support, discounts and more. We are also supporting select larger key accounts with our in-house direct sales team. For our Smart Glasses, we are also developing an ecosystem with application developers from around the world. We have introduced our own hosted application store where our Smart Glasses customers can download and purchase applications and software developer kits.

We currently sell our products internationally through resellers, online stores and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the European Union (the “EU”). In Japan, we have a branch sales and service office in Tokyo and a small warehouse outside of Tokyo. We employ two full-time staff in Japan. We have a wholly-owned subsidiary, Vuzix (Europe) Limited, through which we conduct our business in the EU and Middle Eastern markets. Resellers in 50 countries placed orders with us during the last two years. We maintain small European sales offices in Oxford, England and Barcelona, Spain, both are staffed by full time sales consultants. For customer support and warehousing, we have contracted with a third-party end user technical support firm and fulfillment center to service our customers in the EU.

We intend to primarily provide our waveguide and miniature display engine modules and optics components to select OEMs to incorporate into their branded products and sell through their own well-established distribution channels. An OEM/ODM design cycle typically requires between 6 and 24 months, depending on the uniqueness of the market, and the complexity of the end product. Because our waveguides and display engines are the main functional component that defines the imaging as well as look and feel of many of our potential OEM customers' end products, we intend to work closely with these customers to provide technical assistance throughout their product evaluation and any eventual integration process.

We believe that the technical nature of our potential OEM products such as waveguides and display projectors with micro-displays, demands close relationships with such customers. Our sales and marketing staff, assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. We believe these contacts are vital to the development of a close, long-term working relationship with our OEM customers, and in obtaining regular forecasts, market updates and information regarding technical and market trends. We also participate in industry specific trade shows and conferences.

 Marketing

Our marketing and sales group in conjunction with external firms is responsible for product management, planning, advertising, marketing communications, and public relations. We have both internal and external public relations efforts in the U.S. and UK. We also employ marketing firms to help prepare brochures, packaging, tradeshow messaging and advertising campaigns, again focused on either the consumer or enterprise markets. Most of our products are currently sold under the Vuzix brand name. Toshiba’s AR100, based on our M300 Smart Glasses is our first co-branded product. We seek to have Vuzix become known as one of the premier suppliers of wearable display products for video viewing, smart and AR glasses. We currently undertake specific marketing activities as needed, including, but not limited to:

•	product reviews, case studies and promotions in trade publications;

•	case studies on successful enterprise uses of Smart Glasses and AR;

•	product and technology views for our website and social media;

•	internet and search engine advertising and targeted emails;

•	public relations; and

•	trade shows and event sponsorships.

Prosumer Marketing

We engage in select marketing efforts that are intended to drive customers to our products and to grow awareness of our AR Smart Glasses and wearable displays in general. Public relations and product videos are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our marketing efforts for the next 12 months on:

•	distinguishing our AR Smart Glasses products from current competitors and by offering products with superior performance and advanced optics relative to those of our competitors;

•	working with third-party software developers to support the unique capabilities of our new products; and

•	creating brand awareness with the press and general public of Vuzix and our products, with particular emphasis on our new forthcoming waveguide-based products.

Our wearable display products are currently primarily sold directly to prosumers and at times through select specialty retailers and online retailers such as Amazon. Our monocular Smart Glasses are sold through valued-added resellers, direct to end customers, and through our webstore. Our website, www.vuzix.com, is an important part of our direct sales efforts.

Engineering Services and OEM Products

We primarily respond to sales inquiries for our engineering services programs and OEM component requests directly and usually in response to inbound inquiries. We do not typically offer “works for hire” services at Vuzix but rather offer our services to opportunities that could result in advancing our technology or end up in a long-term supply or OEM relationship. We believe we have established a solid reputation for quality, performance, and innovation for wearable virtual display systems that will be attractive to many types of commercial users that want to leverage our services and products within their businesses. Our design and engineering staff are actively involved with customers during all phases of prototype design through production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance.

We continue to receive an influx of inbound requests for engagement related to our proprietary waveguide optics and miniature display engines from some of the world’s largest consumer and mobile electronics firms. We are now engaged with several major consumer electronics companies that have started building and/or are currently evaluating hardware designs and product roadmaps which incorporate our waveguide optics technology. Our business strategy is to commercialize our waveguide and display engine technologies and products to permit select ODMs and OEMs to integrate and embed our technologies and products in a way that best matches their unique capabilities and timeline for bringing their products to market.

Manufacturing

We purchase product components from our suppliers, engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies, and have the final assembly of our products done primarily in China at our contract manufacturer there. In the past, we have built products ourselves in our West Henrietta, New York based facility. We are experienced in the successful production of our products in moderate volumes. We expect, at most, to perform the final assembly of our new AR Smart Glasses products ourselves, in West Henrietta, NY, on a test or start-up basis before considering a move offshore; however, we also expect to manufacture all our waveguide optics at our West Henrietta, New York facility. We believe that using outsourced manufacturing enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. We evaluate our current contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers.

We currently purchase almost all of the micro-displays used in our products from Kopin Corporation and Texas Instruments. Our relationship with these micro-display suppliers is generally on a purchase order basis and none have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis, nor do we have any contractual obligation to purchase micro-displays from them. We have operated this way for over a decade with these suppliers. Our Cobra II display engine is based on our proprietary design and is exclusively manufactured for us by a firm in Asia and it incorporates a DLP engine from Texas Instruments. We generally procure our other nonmicro-display components and products from our vendors on a purchase order basis without any long-term commitments. Many of the raw materials used in our components are standard to the consumer electronics industry. We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. In some cases, we procure specific components and either sell them or consign them to our contract manufacturers. Products are either shipped to our customers or shipped to our West Henrietta, New York headquarters to be inventoried as finished goods. We currently use several manufacturing sources in Asia where we have located some of our tooling.

While we do not manufacture our components, we own the tooling that is used to make our custom components. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products if they are co-branded. Such third-party products represented less than 5% of our sales in last three fiscal years.

Our manufacturing is not currently subject to seasonal variations, but in the future, depending on our customers' product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

We work with a third-party fulfillment partner in the EU that delivers our products to customers in Europe, the Middle East, and Africa, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.

Backlog

There is a relatively short cycle between order and shipment of our sales. Most purchase orders we receive are subject to rescheduling or cancellation by the customer with no or limited penalties. In regard to sales of custom products and waveguides to our OEM customers, we believe that the backlog metric is of limited utility in predicting future sales because all these OEM customers operate on a ship-to-order basis. Therefore, we believe at this time that backlog information is not material to the understanding of our business.

Employees

As of March 15, 2019, we had 80 full-time employees in North America, of which 37 are in research and development and engineering services support. In Japan we have 2 full-time employees to manage our Asian sales activities. In England we have 2 full-time contractors and in Spain we have 3 full-time contractors to manage our European sales and marketing activities.

Information about Geographic Revenue

Information about geographic revenue is described in Note 20, “Geographic and Other Financial Information” in the notes to our consolidated financial statements.

History - Corporate

We were incorporated in Delaware in 1997 as VR Acquisition Corp. In 1997, we acquired substantially all of the assets of Forte Technologies, Inc. (Forte), which was engaged in the manufacture and sale of Virtual Reality headsets and the development of related technologies. Forte was originally owned and controlled by Kopin Corporation, our main current micro-display supplier. Most of the technologies developed by Forte are now owned and used by us.

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

We reported a net loss of $21,875,713 for the year ended December 31, 2018, a net loss of $19,663,502 for the year ended December 31, 2017, and a net loss of $19,250,082 for the year ended December 31, 2016. We have an accumulated deficit of $118,266,441 as of December 31, 2018.

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

If we are unable to achieve profitability over the next twelve months or raise new capital, we may not be able to continue our current operations.

Our ability to continue current operations and to execute on our business plan is dependent upon on our ability to generate sufficient cash flows from operations or raise additional capital to meet our obligations. If adequate funds are not available to us on a timely basis, or at all, we may have to reduce current operations and delay capital expenditures in order to conserve cash.

Based on our current operating plan, we anticipate that, given our current working capital levels, and our current financial projections, we will be able to meet our financial obligations as they become due over the next twelve months. We have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

If additional financing is not available when required or is not available on acceptable terms, we may need to delay, modify or abandon our current operations and we may be unable to take advantage of business opportunities or respond to competitive pressures which would likely have a material adverse effect on our product offerings, revenue, results of operations and financial condition.

If we fail to manage our operating expenses effectively, our financial performance may suffer.

Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2018, 2017 and 2016 and we have an accumulated deficit. Although we plan to seek to operate efficiently and to manage our costs effectively, including reductions in-force, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with any restructuring, including the estimates of related cash expenditures made in connection with any such restructuring, may exceed estimated amounts and may not lead to improvements in results of operations at expected levels and in the expected timeframe. If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to maintain or achieve profitability.

In the future, in response to unfavorable market conditions or customer demand, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, and implement additional restructurings and workforce reductions. Any such actions may result in the recording of charges including inventory-related write-offs, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges. If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.

We operate in a highly competitive market and the size, resources and brand name of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.

The market for head-worn display devices, including AR and Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, LG Electronics (LGE), HTC, Lenovo, and large software and other products companies such as Alphabet Inc. (Google), Microsoft Corporation, Facebook and Snap. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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

Moreover, smartphones, tablets, smart glasses and new wearable devices with ever growing larger video display screens and computing power have significantly improved the mobile personal computing experience. In the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Fitbit, Google, Snap, Garmin, Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any of which could substantially harm our business and results of operations.

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

We depend upon effective sales channels to assist us in reaching the customers who are the ultimate purchasers of our Smart Glass and AR products. We primarily sell our products either from our in-house sales team directly to enterprise and end users or through our website and VARs.

Our distributors, third-party online resellers and VARs generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors, resellers and VARs may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, online reseller or VAR, we might need to find another in that area, and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our resellers and distributors can at times build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our resellers and distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors, resellers and VARs encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Any reduction in sales by our current distributors or VARs, loss of key distributors and VARs or decrease in revenue from our distributors and VARs could adversely affect our revenue, operating results and financial condition.

Our future growth and profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of brand awareness.

Our future growth and profitability from our enterprise and prosumer products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

•	create awareness of our brand and products;

•	convert consumer awareness into actual product purchases;

•	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment; and

•	successfully offer to sell our products or license our technology to third-party companies for sale under their own brand name as OEM partners.

Our planned marketing expenditures may not result in increased total sales or generate sufficient levels of product and brand name awareness. We may not be able to manage our marketing expenditures on a cost-effective basis.

Our products require ongoing research and development and we may experience technical problems or delays, which could lead our business to fail.

Our research and development efforts remain subject to all of the risks associated with the development of new products based on emerging and innovative technologies, including, for example, unexpected technical problems or the possible insufficiency of funds for completing development of these products. If we experience technical problems or delays, further improvements in our products and the introduction of future products could be adversely impacted, and we could incur significant additional expenses and our business may fail.

We depend on advances in technology by other companies and if those advances do not materialize, some of our anticipated new products could be delayed or cancelled.

We rely on and will continue to rely on technologies (including micro-displays) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us. We are attempting to mitigate this risk by exploring ways to develop our own micro-display technologies using LED and laser scanning displays, but there can be no assurance that we will be successful in doing so.

If we fail to keep pace with changing technologies or are unable to anticipate customer preferences, our business and results of operations may be materially adversely affected.

Rapidly changing customer requirements, evolving technologies and industry standards characterize the consumer electronics, IT, mobile devices, smart phone, wearables and display industries. To achieve our goals, we need to enhance our existing products and develop and market new products that keep pace with continuing changes in industry standards, requirements and customer preferences.

Our success depends on our ability to originate new products and to identify product trends as well as to anticipate and react to changing customer demands in a timely manner. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by customers, our competitors may introduce more attractive products, which could hurt our competitive position. Our new products might not receive customer acceptance if customer preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing customer preferences could lead to, among other things, lower revenue and excess inventory levels.

If micro-display-based personal displays do not gain greater acceptance in the market for mobile displays, our business strategy may fail.

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

It is difficult to assess or predict with any certainty the potential size, timing and viability of market opportunities for our micro-display-based AR Smart Glasses products or their level of market acceptance. Market acceptance of AR and Smart Glasses technology will depend, in part, upon end-user acceptance of near-to-eye displays and upon micro-display technology providing benefits comparable to or greater than those provided by alternative direct view display technology at a competitive price. Smart Glasses and AR products work best when used close to the eye, which may not be acceptable to consumers. Such acceptance may depend on the relative complexity, reliability, usefulness and cost-effectiveness of our near-eye display products compared to other display products available in the market or that may be developed by our competitors. In addition, our products are not designed for a shared experience amongst multiple viewers at the same time. Potential customers may be reluctant to adopt our Smart Glasses and AR products because of concerns surrounding perceived risks relating to use and the fact that it is a new technology. If end-users fail to accept near-to-eye displays in the numbers we anticipate or as soon as we anticipate, the sales of our Smart Glasses and AR products and our results of operations would be adversely affected and our business strategy may fail.

There are a number of competing providers of micro-display-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal display market.

In addition to competing with direct view displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Our primary personal display competitors include Carl Zeiss, Inc., Sony, Epson, Alphabet (Google), Brother International, 5DT Inc., eMagin Corporation, Facebook (Oculus), Avegant, Kopin Corporation, Magic Leap, Lenovo, HTC, MicroVision, Inc., Lumus Ltd., Kaiser Electro Optics Inc., Garmin, Optinvent, HTC Valvue, LGE, and Accupix of Korea. Numerous other start-up companies have announced their intentions to offer AR smart glass and VR products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer or support VR and AR Video Eyewear products in the near future. In 2015, Microsoft introduced its Hololens project, a head worn AR smart glass helmet with transparent holographic optics.

Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new micro-display-based personal display technologies and near-eye products that are more affordable or have more desirable features than our technology. If our products are unable to capture a reasonable portion of the personal display market, our business strategy may fail.

Our business and products are subject to government regulation and we may incur additional compliance costs or, if we fail to comply with applicable regulations, may incur fines or be forced to suspend or cease operations.

In our current business and as we expand into new markets and product categories, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Compliance with these laws, regulations, standards and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction (including from country to country), further increasing the cost of compliance and doing business. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions. If there is a new regulation, or change to an existing regulation, that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations. Additionally, while we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors and agents will not violate such laws and regulations or our policies and procedures.

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the EU, Japan, China and other jurisdictions in order to be sold in those jurisdictions. Our AR smart glasses products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third-party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states. This directive restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, Japan, and numerous countries around the world and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

From time to time, our products are subject to new domestic and international requirements. Compliance with regulations enacted in the future could substantially increase our cost of doing business or otherwise have a material adverse effect on our results of operations and our business. Any inability by us to comply with regulations in the future could result in the imposition of fines or in the suspension or cessation of our operations or sales in the applicable jurisdictions. Any such inability by us to comply with regulations may also result in our not being permitted, or limit our ability, to ship our products which would adversely affect our revenue and ability to achieve or maintain profitability.

Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with the RoHS Directive requirements, we cannot provide assurance that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new related laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other consumer electronics, our products have a risk of overheating and fire in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We generally provide a one-year warranty on all of our products, except in certain European countries where it can be two years for some consumer-focused products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, VAR, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain materials used in the manufacturing of our products.

As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to determine, disclose and report whether or not our products contain conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in, or necessary for the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We also may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

Our products will likely experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

In the markets in which we compete, prices of established consumer electronics displays, personal computers, and mobile products tend to decline significantly over time or new enhanced versions are introduced frequently every 12 to 24 months. In order to maintain adequate product profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

Our products could infringe on the intellectual property rights of others.

Companies in the consumer electronics, wireless communications, semiconductor, IT and display industries steadfastly pursue and protect intellectual property rights, often times resulting in considerable and costly litigation to determine the validity of patents and claims by third parties of infringement of patents or other intellectual property rights. Our products could be found to infringe on the intellectual property rights of others. Other companies may hold or obtain patents or inventions or other proprietary rights in technology necessary for our business. Periodically, other companies inquire about our products and technology in their attempts to assess whether we violate their intellectual property rights. If we are forced to defend against infringement claims, we may face costly litigation, diversion of technical and management personnel, and product shipment delays, even if the allegations of infringement are unwarranted. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

Our intellectual property rights and proprietary rights may not adequately protect our products.

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 74 issued U.S. and foreign patents and 70 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We require employees, contractors, consultants, financial advisors, suppliers and strategic partners to enter into confidentiality and intellectual property assignment agreements (as appropriate), but these agreements may not provide sufficient protection for our trade secrets, know-how or other proprietary information.

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

In addition, Microsoft, Apple, Alphabet (Google), Amazon or other competitors may be able to control distribution channels or offer pricing advantages on bundled hardware and software products that we may not be able to offer, and may possess financial resources that could be utilized to exert significant downward pressure on product prices and upward pressure on promotional incentives in order to gain market share.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

With the growth of mobile devices and personal voice assistants, the number of platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms and enable access to and use of these platforms with our products. Our product strategy includes current and future products designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products for their own platforms and may produce products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications, we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications. We may otherwise fail to navigate various new relationships, which could adversely affect our relationships with existing platform or software owners.

Our access to third-party platforms may also require paying a royalty, which lowers our product margins or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having excess inventory or lower margins.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

If our customers are not satisfied with our technical support, firmware or software updates on some of our products, they may choose not to purchase our products, either of which would adversely impact our business and operating results.

Our business relies, in part, on our customers’ satisfaction with the technical support and firmware or software updates we provide to support our products. If we fail to provide technical support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products, customers may choose not to purchase additional products and we may face brand and reputational harm, which could adversely affect our operating results.

Our use of open source software could negatively affect our ability to sell our products and could subject us to possible litigation.

We incorporate open source software into our products. Open source software is generally licensed by its authors or other third parties under open source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third-party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open source software and be required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business and financial condition.

Our dependence on sales to VARs, resellers, and distributors increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

The majority of our various reseller relationships for our Smart Glasses and AR products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sells the product through to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

Our operating results may be adversely impacted by worldwide political and economic uncertainties and specific conditions in the markets we address.

Any worsening of global economic and financial conditions could materially adversely affect (i) our ability to raise, or the terms of needed capital, and (ii) demand for our current and future products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

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

The majority of our current expenditures are incurred in U.S. dollars and many of our components come from countries that currently peg their currency against the U.S. dollar. If the pegged exchange rates change adversely or are allowed to float up, additional U.S. dollars will be required to fund our purchases of these components.

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

We purchase product components from our suppliers and engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies. We expect to have final assembly of most of our mature products performed externally; however, we intend to use our new West Henrietta, New York facility primarily for the production of waveguides and their related display engines. Some final assembly initial production runs of new products may also continue at our Henrietta plant and, by way of example, our Blade Smart Glasses are being assembled in our West Henrietta plant. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, export controls, export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political instability in the countries in which our suppliers operate;

•	changes or volatility in currency exchange rates;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	potentially adverse tax consequences.

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

The U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 (U.K. Bribery Act), and similar anti-bribery and anticorruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration introduced a list of thousands of categories of goods that begun facing tariffs of 10%, which may be increased to 25% in 2019 if a new trade deal with China is not concluded. These tariffs currently affect some of our products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products, which may further result in a loss of customers and harm our operating performance. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

The SEC is conducting an informal inquiry relating to us.

On May 24, 2016, we received a letter from the SEC, dated May 19, 2016, notifying us that the SEC is conducting an informal inquiry relating to us, and requesting that we produce certain documents relating to our internal control over financial reporting. Additionally, in late November 2017 we held a teleconference with the SEC regarding the Company’s further progress on our controls over financial reporting. If, in connection with this informal inquiry, the SEC determines to take action against us, our financial position could be adversely affected.

Since our November 2017 meeting with the SEC, we have not received any additional requests for documents relating to our internal control over financial reporting. As reported in our Form 10-K for the years ended December 31, 2018 and 2017, the Company has maintained, in all material respects, effective internal control over financial reporting.

Any significant disruption to our ecommerce business could result in lost sales.

Our sales through our ecommerce channel have been growing. Sales through vuzix.com and our related EU, UK and Japanese web stores generally have higher profit margins than sales through resellers, VARs and distributors. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct to consumer ecommerce business through vuzix.com depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, denial of services attacks, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that would adversely affect our operating results.

We utilize third-party vendors for our customer-facing ecommerce technology, portions of our order management system and fulfillment internationally. We depend on our technology vendors to manage “up-time” of the front-end ecommerce store, manage the intake of our orders, and export orders for fulfillment. Any failure on the part of our third-party ecommerce vendors or in our ability to transition third-party services effectively could result in lost sales and harm our business.

We collect, store, process and use our customers’ personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

We collect, store, process and use our customers’ personally identifiable information and other data, and we rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third- party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the General Data Protection Regulation (the "GDPR"), which came into effect in the EU in May 2018 and superseded prior EU data protection legislation, imposes more stringent data protection requirements and provides for greater penalties for noncompliance.

Further, data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which will come into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

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

We will need to hire and retain highly skilled technical personnel as employees and as independent contractors in order to develop our products. The competition for highly skilled technical, managerial and other personnel is at times intense. Our recruiting and retention success is substantially dependent on our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary businesses, products, services or technologies. We have not made any material acquisitions to date and, as a result, our ability as an organization to successfully acquire and integrate other companies, products, services or technologies is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.

Our failure to effectively manage growth could harm our business.

We intend to expand the number and types of products we sell. We will need to replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded or enhanced versions of our existing products.

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launch: With the growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and

•	Forecasting, Planning and Supply Chain Logistics: With the growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We operate the majority of our business from one location in the West Henrietta, a suburb of the Rochester, New York area. We also rely on third-party manufacturing plants in the US and Asia and third-party logistics, sales and marketing facilities in Japan and England, and in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Manufacturing

We do not control our contract manufacturers or suppliers or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.

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

We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and may increase our costs.

Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our smart glasses products and accessories, other than waveguide optics, are sourced from third-party suppliers.

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable.

If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices, and if we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.

Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events.

We do not currently own or operate any manufacturing facilities for micro-displays, one of the key components in our products. Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. We currently purchase almost all of the micro-displays used in our Smart Glasses products from Kopin Corporation or Texas Instruments. Our relationship with these companies generally is on a purchase order basis and neither firm has a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. Either firm could discontinue sourcing merchandise for us at any time. If one or both of these firms were to discontinue its relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Recently, several new LCOS and alternative OLED suppliers have begun offering micro-displays suitable for use in our products. These manufacturers include Syndiant, HiMax, eMagin, Silicon Micro-display, Sony, Citizen and others. With new tooling and electronics, any one of these alternative displays could be incorporated into our products but our costs of production could be higher, they may offer less performance, and make our products too costly and less desirable.

In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors which can experience supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.

The manufacture of waveguides encompasses several complex processes and several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions, which could adversely affect our operating results.

Our product technology and manufacturing processes are evolving which can result in production challenges and difficulties. We may be unable to produce our products in sufficient quantity and quality to maintain existing customers and attract new customers. In addition, we may experience manufacturing problems which could result in delays in delivery of orders or product introductions.

Several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions and foregone revenues.

We currently have little equipment redundancy in our manufacturing facility. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply micro-displays to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions in the past and no assurance can be given that we will not lose potential sales or be able to meet production orders due to future production interruptions in our manufacturing line.

Our waveguide and display engine products are subject to lengthy OEM development periods.

We sell some of our waveguide and display engines micro-displays to OEMs with the objective that they then incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM products is significant, often with a duration of between one to two years. If our products fail to meet our OEM customers’ cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us, we would be unable to manufacture and sell our products until a suitable replacement supplier could be found. We may be unable to find, if and when needed a replacement third-party contractor or supplier on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our display business to be unsuccessful.

The consumer electronics and IT industries are subject to significant fluctuations in the availability of components. If we do not properly anticipate the need for critical components, we may be unable to meet the demands of our customers and end-users on a timely basis.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholders’ investment will only occur if our stock price appreciates. In addition, the holder of our outstanding shares of Series A Preferred Stock is entitled to certain dividends prior to payments of dividends to holders of common stock.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventories, product warranty reserves, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Our issuance of common stock upon conversion of preferred stock or exercise of warrants or options may depress the price of our common stock.

As of March 15, 2019, we have issued and outstanding 27,597,917 shares of common stock, 49,626 shares of Series A Preferred Stock convertible into 4,962,600 shares of common stock, warrants to purchase 1,033,062 shares of common stock, and options to purchase 1,546,521 shares of common stock. The issuance of shares of common stock upon conversion of preferred stock, or exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The interests of the holder of our Series A Preferred Stock, which holds shares representing approximately 15% of the voting power of our stock and has the right to nominate and elect two directors to our board, may conflict with the interests of our other stockholders.

On January 2, 2015, we entered into and closed a Series A Preferred Stock Purchase Agreement, pursuant to which we issued and sold to Intel Corporation (the “Series A Purchaser”) 49,626 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into 100 shares of common stock and votes on an as-converted basis with the common stock. As of the date of this filing, the shares issuable upon conversion of the Series A Preferred Stock represent approximately 15% of the total voting power of our outstanding stock. The Series A Purchaser may vote these shares with respect to any matter submitted to stockholders for a vote. In addition, the Series A Purchaser is entitled to nominate and elect two additional directors to the Company’s Board of Directors (the “Board Election Right”), one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Series A Purchaser has not yet exercised the Board Election Right, but if it does so, the Series A Purchaser will have increased influence over matters considered by the Board of Directors. The Series A Purchaser may exercise its stockholder rights in a way that it believes is in its best interests, which may conflict with the interests of our other stockholders. Pursuant to a letter we received from the Series A Purchaser on November 10, 2016, the Series A Purchaser stated, among other things, that for the time being they would continue to refrain from designating any directors to the Vuzix Board of Directors and would not exercise its board observer rights and that the Company should not provide them with any board materials or correspondence.

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

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14586. This facility houses our office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. The base rent contractual payment obligations under this operating lease is currently $516,766 per year. The lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. We believe that our West Henrietta facility is in good operating condition and currently adequately serves our needs.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $8,300 per year. We lease this location pursuant to a renewable two-year lease which is scheduled to expire on September 29, 2019.

In Tokyo, Japan, we rent 175 square feet of office space at a cost of approximately $30,000 per year. We lease this location pursuant to a renewable one-year lease which is scheduled to expire on February 28, 2020.

In Barcelona, Spain, we rent 125 square feet of office space at a cost of approximately $7,500 per year. We lease this location pursuant to a renewable five-year lease which is scheduled to expire on August 1, 2023.

Item 3.	Legal Proceedings

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property, except as follows:

We filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York on April 5, 2018. The Company’s complaint against Mr. Pearson alleges he published false and defamatory articles about the Company. Vuzix is seeking damages in excess of $80 million, including punitive damages, and monetary damages.

On July 24, 2018, a purported shareholder class action lawsuit was filed in the United States District Court, Southern District of New York, against the Company, certain of its current and former directors and executive officers and the placement agents of the Company’s registered direct offering that was completed in January 2018. The complaint alleges violations of federal securities laws under Sections 11 and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of shareholders that purchased stock between November 9, 2017 and March 20, 2018, or pursuant and/or traceable to the Company’s registration statement and prospectus filed in connection with the registered direct offering. The complaint alleged that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint sought damages in unspecified amounts, costs and expenses of bringing the action, and other unspecified relief. A similar purported class action was filed against the Company and certain of its current and former executive officers and directors on July 27, 2018, in the United States District Court, Southern District of New York. This consolidated class action filed in the United States District Court Southern District of New York (In Re Vuzix Corp. Securities Litigation, Case No. 1:18-cv-06656) was voluntarily dismissed, without prejudice and without costs against the Company and its officers, as well as all other named defendants, by the plaintiff and their counsel on December 14, 2018.

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

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the S&P 500 Information Technology index on December 31, 2013. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Holders of Record

As of March 15, 2019, there were 52 holders of record of our common stock.

Dividends

We have not historically and currently do not pay dividends on our outstanding common stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, and applicable contractual restrictions and at the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our Board of Directors may deem relevant.

Shares of Series A Preferred stock are entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at our discretion.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2018.

Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Securities - None

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance (1)
Equity compensation plans approved by security holders	1,546,521	$5.11	4,082,584
Equity compensation plans not approved by security holders	—	—	—
Total	1,546,521	$5.11	4,082,584

(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under our 2014 Equity Incentive Plan. The 2014 Plan (as amended) has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan automatically increases each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 20% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased. Refer to Note 16 for further details.

Item 6.	Selected Financial Data

We derived the selected consolidated statements of operations data for 2018, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 are derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For Years Ended December 31,
	2018	2017	2016	2015	2014

Sales of Products	$7,692,102	$4,548,689	$1,987,878	$2,544,153	$2,474,559
Sales of Engineering Services	402,266	989,064	139,500	205,831	557,517

Total Sales	8,094,368	5,537,753	2,127,378	2,749,984	3,032,076

Cost of Sales — Products	6,072,476	5,269,900	3,251,906	2,101,466	1,884,678
Cost of Sales — Engineering Services	253,610	944,451	39,060	82,332	217,233

Total Cost of Sales	6,326,086	6,214,351	3,290,966	2,183,798	2,101,911

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,768,282	(676,598)	(1,163,588)	566,186	930,165
Operating Expenses:
Research and Development	10,378,728	6,706,690	6,947,878	3,595,437	1,752,560
Selling and Marketing	4,822,639	3,694,913	3,394,580	1,798,041	1,232,520
General and Administrative	6,973,238	6,126,335	5,114,139	6,120,101	2,593,384
Depreciation and Amortization	1,469,664	998,528	770,668	380,841	279,317
Impairment of Software Development Costs	196,223	—	—	—	—
(Gain) Loss on Inventory Valuation and Product Discontinuance	(211,416)	1,151,482	1,124,401	—	—
Impairment of Patents and Trademarks	—	—	20,506	13,222	104,716

Total Operating Expenses	23,629,076	18,677,948	17,372,172	11,907,642	5,962,497
Loss from Operations	(21,860,794)	(19,354,546)	(18,535,760)	(11,341,456)	(5,032,332)

Other Income (Expense)	(14,919)	(278,956)	(714,322)	(2,086,022)	(2,836,526)

Loss Before Provision for Income Taxes	(21,875,713)	(19,633,502)	(19,250,082)	(13,427,478)	(7,868,858)
Provision for Income Taxes	—	—	—	—	—

Net Loss	(21,875,713)	(19,633,502)	(19,250,082)	(13,427,478)	(7,868,858)
Preferred Stock Dividends	(1,820,168)	(1,714,934)	(1,620,048)	(1,514,081)	—
Loss Attributable to Common Stockholders	$(23,695,881)	$(21,348,436)	$(20,870,130)	$(14,941,559)	$(7,868,858)

Basic and Diluted Loss per Share	$(0.87)	$(1.02)	$(1.23)	$(0.97)	$(0.75)
Weighted-average Shares Outstanding – Basic and Diluted	21,182,560	21,013,907	16,908,544	15,408,724	10,476,971

	As of December 31,
	2018	2017	2016	2015	2014

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$17,263,643	$14,889,636	$14,533,944	$11,877,058	$84,967
Working capital	22,706,430	15,807,364	13,808,094	14,728,089	(1,427,139)
Total assets	35,133,640	26,833,253	22,345,260	19,562,629	3,700,162
Total long-term liabilities	—	18,331	201,464	1,667,636	14,711,585
Retained earnings (accumulated deficit)	(118,266,441)	(96,472,452)	(76,838,950)	(57,588,868)	(44,161,390)
Total stockholders’ equity (deficit)	30,456,975	21,379,713	17,721,837	16,092,871	(14,398,011)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this annual report. See the discussion under “Forward Looking Statements” beginning on page 1 of this annual report.

Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as Video Eyewear or near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, and medical markets while our Video Eyewear products are sold in the consumer markets and are targeted at applications including video viewing and gaming. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in micro-display projection engines, waveguides, ergonomics, packaging, and optical systems.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and related notes appearing elsewhere in this annual report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our consolidated financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since we cannot determine future events and their impact with certainty, the actual results may differ from our estimates. Such differences could be material to the consolidated financial statements.

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically reevaluate these accounting policies and estimates and make adjustments when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this annual report on Form 10-K. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

•	Valuation of inventories;
•	Carrying value of long-lived assets;
•	Going Concern

•	Software development costs;
•	Revenue recognition;
•	Product warranty;
•	Derivatives and fair value measurements;
•	Stock-based compensation; and
•	Income taxes.

Valuation of Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing to sales, production, and after-sale support. If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins. The Company wrote down to net realizable value all of its component and finished goods inventory related to its iWear Video Headphones resulting from the decision in 2016 to reduce the suggested retail selling price to a price below the cost. The write down provision totaled $1,124,401 and represented the estimated net realizable of such existing inventory, net of the costs of completion of components and work in progress at that time. In 2017, an additional provision was recorded in the amount of $1,151,482. These provisions were included in Operating Expenses on the Consolidated Statements of Operations.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2018, 2017 or 2016.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. There was no impairment charge recorded in 2018 or 2017. We recorded an impairment charge of $20,506 representing cost of $44,371, less accumulated amortization of $23,865 in 2016 regarding our abandoned patents and trademarks. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $1,164,543 as of December 31, 2018, because management believes that its value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 to 5 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The value of the unamortized software development costs remaining were valued (net of accumulated amortization) at $200,000 as of December 31, 2018, because management believes that its value is recoverable.

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under Topic 606 as of January 1, 2018. Refer to Note 2 for further discussion on the impact of this adoption. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping terms and revenue is recognized as our products ship to customers, as control is transferred at this point in time. All of our standard products sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2018, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Product Warranty

Warranty obligations are generally incurred in connection with the sale of our products. The warranty period for these products is generally one year except in certain European countries where it can be two years for some consumer-focused products. Warranty costs are accrued, to the extent that they are not recoverable from third-party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. We provide for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience of warranty claims and costs. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

Derivatives and Fair Value Measurements

FASB ASC Topic 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25 Derivatives and Hedging, we measured the derivative liability using a Monte Carlo Options Lattice pricing model at their issuance date and subsequently as they are remeasured. Accordingly, at the end of each quarterly reporting date, the derivative fair market value is remeasured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term.

Significant unobservable inputs are used in the fair value measurement of the Company’s derivative liability. The primary input factors driving the economic or fair value of the derivatives warrants and convertible notes are the stock price of the Company’s shares, the price volatility of the shares, reset events, and exercise behavior. An important valuation input factor used in determining fair value was the expected volatility of observed share prices and the probability of projected resets in warrant exercise and note conversion prices from financing before each security’s maturity. For exercise behavior, the Company assumed that without a target price of two times the projected reset price or higher, the holders of the warrants and convertible notes would hold to maturity. In determining the fair value of the derivative it was assumed that the Company’s business would be conducted as a going concern and that holding to maturity was reasonable. Further, the January 2, 2015 Series A Preferred financing reduced the expected probability to near zero for price resets from financing events.

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

Stock Compensation Expense

Our Board of Directors approves grants of stock awards and options to employees to purchase our common stock. Stock compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market.

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

In addition, the calculation of our deferred taxes involves dealing with uncertainties in the application of complex tax regulations. As a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company currently has no uncertain tax positions.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2018 and December 31, 2017

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$7,692,102	$4,548,689	$3,143,413	69%
Sales of Engineering Services	402,266	989,064	(586,798)	(59)%

Total Sales	8,094,368	5,537,753	2,556,615	46%

Cost of Sales:
Cost of Sales - Products	6,072,476	5,269,900	802,576	15%
Cost of Sales - Engineering Services	253,610	944,451	(690,841)	(73)%

Total Cost of Sales	6,326,086	6,214,351	111,735	2%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,768,282	(676,598)	2,444,880	(361)%
Gross Profit (Loss) %	22%	(12)%

Operating Expenses:
Research and Development	10,378,728	6,706,690	3,672,038	55%
Selling and Marketing	4,822,639	3,694,913	1,127,726	31%
General and Administrative	6,973,238	6,126,335	846,903	14%
Depreciation and Amortization	1,469,664	998,528	471,136	47%
Impairment of Software Development Cost	196,223	—	196,223	NM
(Gain) Loss on Inventory Revaluation and Product Discontinuance	(211,416)	1,151,482	(1,362,898)	(118)%

Loss from Operations	(21,860,794)	(19,354,546)	(2,506,248)	13%

Other Income (Expense):
Investment Income	191,755	58,530	133,225	228%
Other Taxes	(57,917)	(28,363)	(29,554)	104%
Foreign Exchange (Loss) Gain	(60,380)	(65,248)	4,868	(7)%
Loss on asset disposal	(55,172)	(585)	(54,587)	NM
(Loss) Gain on Derivative Valuation	(13,873)	20,204	(34,077)	(169)%
Amortization of Term Debt Discount and Deferred Issuance Costs	—	(175,260)	175,260	(100)%
Interest Expense	(19,332)	(88,234)	68,902	(78)%

Total Other Income (Expense)	(14,919)	(278,956)	264,037	(95)%

Loss Before Provision for Income Taxes	(21,875,713)	(19,633,502)	(2,242,211)	11%
Provision for Income Taxes	—	—	—	0%

Net Loss	$(21,875,713)	$(19,633,502)	$(2,242,211)	11%

Sales.    There was an overall increase in product sales for the year ended December 31, 2018 over the same period in 2017 of $3,143,413 or 69%. The following table reflects the major components of our sales:

	2018	% of Sales	2017	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$5,940,108	73%	$3,840,300	69%	$2,099,808	55%
Sales of OEM Products	994,500	12%	—	0%	994,500	NM
Sales of Video Eyewear	452,460	6%	296,752	6%	155,708	52%
Sales of Waveguides	185,400	2%	351,056	6%	(165,656)	(47)%
Sales Freight out	119,634	2%	60,581	1%	59,053	97%
Sales of Engineering Services	402,266	5%	989,064	18%	(586,798)	(59)%
Total Sales	$8,094,368	100%	$5,537,753	100%	$2,556,615	46%

The overall increase in total sales was primarily the result of stronger smart glasses sales, primarily our M300, sales of which for the year ended December 31, 2018 were $5,940,108 as compared to $3,840,300 in the same period in 2017, a 55% increase. Sales of our OEM products under the Toshiba Supply Agreement were $994,500 in the year ended December 31, 2018 as compared to nil in the same period in 2017. Our iWear Video Headphones sales rose 52% in the year ended December 31, 2018 as compared to the same period in 2017. Production of this product was discontinued as of September 30, 2018 and all remaining stock was sold in the fourth quarter of 2018. Sales of Waveguides for the year ended December 31, 2018 were $185,400 versus $351,056 in the same period in 2017.

Sales of engineering services for the year ended December 31, 2018 decreased to $402,266 from $989,064 in the comparable 2017 period. The 2017 period’s revenue was comprised primarily of the amounts billed to Toshiba under our development agreement with them and when the development program was active. This Toshiba program was completed in March 2018.

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

Component of Cost of Sales - Products	2018	As % Related Product Sales	2017	As % Related Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$3,638,727	47%	$3,152,729	69%	$485,998	15%
Freight Costs	719,062	9%	610,228	13%	108,834	18%
Manufacturing Overhead	1,176,681	15%	886,593	19%	290,088	33%
Warranty Costs	295,924	4%	283,402	6%	12,522	4%
Amortization of Software Development Costs	100,000	1%	214,838	5%	(114,838)	(53)%
Software Royalties	142,082	2%	122,111	3%	19,971	16%

Total Cost of Sales - Products	$6,072,476	78%	$5,269,900	116%	$802,576	15%

Gross Profit (Loss) - Product Sales	$1,619,626	22%	$(721,211)	(16)%	$2,340,837	(325)%

For the year ended December 31, 2018, we reported an overall gross profit from product sales of $1,619,626 as compared to a gross loss of $721,211 in the prior year’s period. On a product cost of sales basis only, product direct costs decreased to 47% of sales versus 69% in the prior year’s period when we recorded inventory obsolescence provisions of $473,324 related to initial M300 volume production issues and the move from our contract manufacturer’s California site to their China facility in spring 2017. Manufacturing overhead costs rose by 33% primarily due to staff additions as part of the commencement of Blade production in Rochester, NY, as opposed to offshore where our other smart glasses products are assembled. As a percentage of total product sales, manufacturing overhead costs declined to 15% for the 2018 period from 33% in the 2017 period.

Costs for engineering services for the year ended December 31, 2018 was $253,610 as compared to $944,451 in the prior 2017 period. These amounts represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program which was completed in March 2018. We earned a gross profit of $148,656 for the year ended December 31, 2018, versus a gross profit from engineering services of $44,613 in the same period in 2017.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	2018	% of Sales	2017	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$10,378,728	128%	$6,706,690	121%	$3,672,038	55%

Comparing our research and development costs for the year ended December 31, 2018 versus the same period in 2017: there was an increase in 2018 salary, benefits and stock compensation expenses of $1,761,178, primarily the result of additional R&D staff versus the same period in 2017; increased research supplies costs of $136,120 and increased consulting and contractor fees of $1,622,212, both primarily related to software development services for our Blade Smart Glasses; a $94,813 increase in travel costs; and a $75,609 increase in hiring expenses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	2018	% of Sales	2017	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$4,822,639	60%	$3,694,913	67%	$1,127,726	31%

These costs increased overall as compared to the same period in 2017 primarily due to the following factors: a $251,339 increase in salary, separation payments, commissions, benefits and stock compensation expenses; an increase of $350,629 in our app store and website related costs; an increase of $163,509 in consulting fees; an increase of $243,651 in advertising, marketing and trade show costs; and an increase of $93,691 in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	2018	% of Sales	2017	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$6,973,238	86%	$6,126,335	111%	$846,903	14%

General and administrative costs rose by 14% or $846,903 for the year ended December 31, 2018 versus the 2017 period primarily because of: increased salary, separation and stock compensation costs of $960,100 due to the hiring of new staff as compared to the prior year’s period and separation costs related to the Company’s former COO; an increase of $210,862 in legal fees; an increase in travel expenses of $106,174; and increased bank, website, insurance, and office equipment and supplies totaling $245,435; a $650,372 decrease in external IR and shareholder related costs; and a $55,393 decrease in audit and SOX consultancy costs from the 2017 period when we had been making significant investments in these areas.

Depreciation and Amortization.   Depreciation and amortization expense for the year ended December 31, 2018 was $1,469,664 as compared to $998,528 in the same period in 2017, an increase of $471,136. The increase in depreciation and amortization expense is due to new investments in depreciable assets and investment in an intangible asset (Note 9).

(Gain) Loss on Inventory Revaluation and Product Discontinuance. There was a gain on inventory valuation for the year ended December 31, 2018 of $211,416 as compared to a loss of $1,151,482 in the same period in 2017. The 2017 loss write-down was the result of management’s decision to further reduce the suggested retail selling price of our iWear Video Eyewear inventory on hand and the remaining contracted production to a price below the product’s then current carrying cost. The 2018 gain was the result of improved net production yields and other lower discontinuance costs over the prior 2017 estimates that were realized when production of this product was completely discontinued in September 2018.

Other Income (Expense).  Total other expense was $14,919 for the year ended December 31, 2018 as compared to an expense of $278,956 in the same period in 2017. The overall decrease of $264,037 in these other expenses was primarily the result of having $-0- expense for the amortization of senior term debt discounts and deferred financing costs for the year ended December 31, 2018 as compared to a 2017 expense of $175,260 and a related reduction in interest expense of $68,902 due to the conversions and maturity of the debt on June 3, 2017. Other items reducing the impact of preceding costs savings were a $34,077 increased loss on the derivative valuation, $54,587 loss on asset disposals and abandonment, and a $133,225 increase in investment income.

Provision for Income Taxes.  There were no provisions for income taxes in 2018 or 2017.

Results of Operations for Fiscal Years Ended December 31, 2017 and December 31, 2016

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2017 and 2016.

	Years Ended December 31,
	2017	2016	Dollar Change	% Increase (Decrease)

Sales:
Sales of Products	$4,548,689	$1,987,878	$2,560,811	129%
Sales of Engineering Services	989,064	139,500	849,564	609%

Total Sales	5,537,753	2,127,378	3,410,375	160%

Cost of Sales:
Cost of Sales — Products	5,269,900	3,251,906	2,017,994	62%
Cost of Sales — Engineering Services	944,451	39,060	905,391	2,318%

Total Cost of Sales	6,214,351	3,290,966	2,923,385	89%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(676,598)	(1,163,588)	486,990	42%
Gross Margin %	(12)%	(55)%

Operating Expenses:
Research and Development	6,706,690	6,947,878	(241,188)	(3)%
Selling and Marketing	3,694,913	3,394,580	300,333	9%
General and Administrative	6,126,335	5,114,139	1,012,196	20%
Depreciation and Amortization	998,528	770,668	227,860	30%
Loss on Inventory Revaluation	1,151,482	1,124,401	27,081	2%
Impairment of Patents and Trademarks	-	20,506	(20,506)	(100)%

Loss from Operations	(19,354,546)	(18,535,760)	(818,786)	(4)%

Other Income (Expense):
Investment Income	58,530	26,693	31,837	119%
Other Taxes	(28,363)	(52,271)	23,908	46%
Foreign Exchange Loss	(65,248)	(33,079)	(32,169)	97%
Gain on Derivative Valuation	20,204	34,744	(14,540)	(42)%
Loss on Fixed Asset Disposal	(585)	(25,890)	25,305	98%
Amortization of Senior Term Debt Discount	(155,760)	(486,856)	331,096	68%
Amortization of Deferred Financing Costs	(19,500)	(46,574)	27,074	58%
Interest Expense	(88,234)	(131,089)	42,855	33%

Total Other Income (Expense)	(278,956)	(714,322)	435,366	61%

Loss Before Provision for Income Taxes	(19,633,502)	(19,250,082)	(383,420)	(2)%
Provision for Income Taxes	—	—	—	—

Net Loss	$(19,633,502)	$(19,250,082)	$(383,420)	(2)%

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

The 168% increase in Smart Glasses 2017 sales was primarily the result of the volume production release and commencement of sales of the M300 Smart Glasses. M300 sales increased 495% for the year ended December 31, 2017 as compared to the 2016 period when the M300 was just commencing its early developer-only sales. Sales of our original M100 Smart Glasses, which represented 18% of 2017 Smart Glasses revenues, decreased by 24% in 2017 over the same 2016 period as customers moved over to the newer M300. Our iWear Video Headphones sales were down 25% for the year ended December 31, 2017 as compared to the same period in 2016. This overall revenue decrease was primarily the result of much lower selling prices for the year ended December 31, 2017 versus the same period in 2016. Sales of waveguide components in the 2017 period were related to two new programs with tier-1 consumer electronics firms and others versus a smaller single program in the comparable 2016 period.

Sales of engineering services for the period increased to $989,064 in 2017 from $139,500 in 2016, due to work on the Toshiba smart glasses development program that commenced in February 2017.  The amount recorded for the year ended December 31, 2017, represents accrued billings recognized on a percentage-of-completion basis.

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

For the year ended December 31, 2017, we reported a reduced gross loss from product sales as compared to the prior year’s period. On a direct product cost of sales only basis, product direct costs were 69% of sales for the 2017 period versus 74% for the same period in 2016. These product costs, while improved for 2017 as a percentage of sales, were negatively impacted by four main factors: (i) the near zero margin being earned on our written down iWear Video Headphones sales, which are now effectively being sold at their net realizable value, pursuant to our write-down at end of fiscal 2016 and again as of September 30, 2017; (ii) higher startup M300 manufacturing costs, a product not offered in the 2016 comparative period; (iii) an increase in the inventory obsolescence provisions related to our first M300 smart glasses production runs and the move from our contract manufacturer’s California site to their China facility; and (iv) the provision of additional obsolescence provisions resulting from cable and component quality issues, and lower initial production yields of the M300 and its accessories, some of which were deemed not saleable. Most of these factors occurred in the first 6 months of 2017. As a result, we increased our provisions for possible future warranty costs to 8% versus 4% of products sales in the same period of 2016. Manufacturing Overhead costs rose as a result of additional staff in the area over the 2016 period. Freight costs rose in absolute dollar terms in 2017 versus the 2016 period but decreased as a percentage of product sales to 13% from 24% in 2016.

Costs for engineering services accrued for the year ended December 31, 2017 represent direct project costs as well as the reclassification of internal research and development wage costs related to the Toshiba engineering program, plus accruals for the expected overall program’s completion costs as a percentage of accrued expenses. There was one small project in the 2016 period, however we earned substantially more in gross profit in 2016 than we earned on the larger Toshiba 2017 project.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development costs. Software development expenses prior to establishing technical feasibility before final development and ongoing maintenance that are not capitalized are included in research and development costs.

	2017	% of Sales	2016	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$6,706,690	121%	$6,947,878	327%	$(241,188)	(3)%

Comparing research and development costs for the year ended December 31, 2017 versus the same period in 2016, there was a decrease in project development and research costs of $241,188 primarily related to the fact that the new M300 Smart Glasses entered into production in early 2017 as compared to 2016 when they were in active development; an overall net increase in 2017 salary, benefits and stock compensation expenses of $302,228, primarily the result of additional R&D staff versus the same period in 2016, which was offset by a $743,489 reclassification of internal salary costs to cost of sales for engineering services related to the Toshiba engineering services project; and an increase of $840,824 in external research related to additional use of software contractors for the M300 and Blade Smart Glasses and consulting fees related to our optics and waveguide research.

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

These costs increased due to the following factors: higher salary, commissions, benefits and stock compensation expenses related to new staff additions totaling $222,310 in North America; a net increase of $106,263 in advertising costs, consisting primarily of an increase of $386,150 in product sample costs, increased trade show costs of $18,899, less a decrease of $305,364 in marketing agency fees and reduced spending on product videos; a $40,770 increase in computer and software subscription expenses; and a $61,537 decrease in website maintenance and development costs.

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

General and administrative costs were $6,126,335 for the year ended December 31, 2017 as compared to $5,114,139 for the year ended December 31, 2016, an increase of $1,012,196, or 20%. These costs were higher overall primarily because of: increased salary and stock compensation costs of $998,488 due to the hiring of new accounting and internal IR personnel and the Company’s new COO; an increase of $42,836 in hiring expenses for new accounting staff; an increase of $145,658 in board and stock compensation costs due an increase in the number of external board members from 3 to 4; a $39,725 increase in IT consulting fees; a $65,707 increase in auditor fees; a $63,366 increase in travel costs; a $26,961 increase in bad debt expense; and partially offset by reduced spending of $428,359 for IR and stockholder communications activities.

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

Other Income (Expense).  Total other expense was $278,956 for the year ended December 31, 2017 compared to an expense of $714,322 in the same period in 2016, a reduction of $435,366. The overall decrease in these other expenses was primarily due to reduced costs of $358,170 for the amortization of senior term debt discounts and deferred financing costs for the 2017 period as compared to 2016 period, and a related reduction in interest expense of $42,855 and $31,837 increase in investment income. All of the senior term debt was converted to common stock prior to its maturity on June 3, 2017.

Provision for Income Taxes. There were no provisions for income taxes in 2017 or 2016.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $17,263,643, an increase of $2,374,007 from $14,889,636 as of December 31, 2017.

At December 31, 2018, we had current assets of $27,383,095 compared to current liabilities of $4,676,665, which resulted in a positive working capital position of $22,706,430. At December 31, 2017, we had a working capital position of $15,789,033. Our current liabilities are comprised principally of accounts payable and accrued expenses.

Operating Activities. We used $22,542,574 of cash for operating activities for the year ended December 31, 2018 and $16,465,706 in the same period in 2017. The net cash operating loss after adding back non-cash adjustments for the year ended December 31, 2018 was $17,979,716, along with the following changes in operating assets and liabilities for the period: a $497,784 decrease in accrued project revenue, a $3,429,485 increase in net inventory, a $600,502 increase in vendor prepayments, a $846,399 decrease in accounts payable, and a $327,469 decrease in accrued compensation. The major working capital operating items for 2017 resulted from a $15,260,991 loss from operations after non-cash adjustments, and a $2,352,581 increase in inventory, a $870,858 increase in accounts receivable, a $497,784 increase in accrued project revenue, a $401,748 decrease in unearned revenues, a $321,250 decrease in accrued compensation, and a $2,640,584 increase in accounts payable.

Investing Activities.   Cash used in investing activities was $3,147,794 for the year ended December 31, 2018 as compared to $2,689,425 for the same period in 2017. During the year ended December 31, 2018, $1,365,388 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment as compared to spending of $1,681,258 for the same period in 2017. The costs of registering our intellectual property rights and license purchases, included in the investing activities totals described above, were $444,906 in the year ended December 31, 2018 and $599,444 in the same period in 2017. During the year ended December 31, 2018, a total of $87,500 in software development costs were capitalized, versus $408,723 for the same period in 2017. During the 2018 period, the Company invested a total of $500,000 in two private corporations operating in the low vision near-eye display market and AR software tool market, respectively. In addition, during 2018 the Company invested a total of $1,500,000 to re-acquire certain rights that were subject to a non-compete agreement executed in 2012, $750,000 of which was paid in 2018 and the remaining $750,000 will be paid in 2019.

Financing Activities.    We generated $28,064,375 of cash from financing activities for the year ended 2018 as compared to $19,510,823 in the same period in 2017. For the 2018 period, financing activities consisted primarily of a public offering of 3,000,000 shares of common stock along with warrants to purchase an aggregate of up to 1,200,000 shares of common stock in January 2018, resulting in proceeds after commissions and offering expenses of $28,025,000. During the year ended December 31, 2017 we generated $21,128,502 of cash from financing activities in 2017 from the sale of 3,566,116 common shares in public offerings in August and December 2017, less their combined direct offering costs of $1,617,679.

Capital Resources.   As of December 31, 2018, we had a cash and cash equivalents balance of $17,263,643.

We incurred a net loss for the year ended December 31, 2018 of $21,875,713 and annual net losses of $19,633,502 in 2017 and $19,250,082 in 2016. The Company has an accumulated deficit of $118,266,441 as of December 31, 2018.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. The Company needs to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new capital. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly our condensed consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements included in this report do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.

Historically, the Company has met its cash needs by the sale of equity, borrowings under notes, and sales of convertible debt. On January 29, 2018, the Company closed a public offering of 3,000,000 shares of common stock along with warrants to purchase an aggregate of up to 1,200,000 shares of common stock resulting in net proceeds of $28,025,000 after commissions and offering expenses.

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

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$1,080,494	$562,529	$517,965	—	—
Open Purchase Obligations	6,500,000	6,500,000	—	—	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

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

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2018.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, and they concluded that our internal control over financial reporting was effective as of December 31, 2018. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

The company’s independent registered public accounting firm, Freed Maxick CPAs, P.C., who audited the consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the effectiveness of the management’s internal control over financial reporting as of December 31, 2018. This report states that the internal control over financial reporting was effective and appears on page F-2 of this Annual Report on Form 10-K.

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

(d)	Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2018 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Board of Directors and Stockholders

Vuzix Corporation

Rochester, New York

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedules (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Rochester, New York

March 15, 2019

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and Cash Equivalents	$17,263,643	$14,889,636
Accounts Receivable, Net	772,336	974,172
Accrued Project Revenue	—	497,784
Inventories, Net	7,281,802	3,852,317
Manufacturing Vendor Prepayments	755,219	154,717
Prepaid Expenses and Other Assets	1,310,095	873,947

Total Current Assets	27,383,095	21,242,573

Long-Term Assets
Fixed Assets, Net	4,291,690	4,124,466
Patents and Trademarks, Net	1,164,543	813,774
Software Development Costs, Net	200,000	408,723
Licenses, Net	437,120	243,717
Intangible Asset, Net	1,398,000	—
Other Assets	259,192	—

Total Assets	$35,133,640	$26,833,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$2,668,241	$3,726,056
Customer Deposits	152,362	73,462
Unearned Revenue	211,726	107,824
Accrued Expenses	1,614,078	1,389,771
Derivative Liability	—	152,927
Taxes Payable	30,258	3,500

Total Current Liabilities	4,676,665	5,453,540

Total Liabilities	4,676,665	5,453,540

Stockholders' Equity
Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of December 31, 2018 and December 31, 2017.	50	50
Common Stock - $.001 Par Value, 100,000,000 Shared Authorized; 27,591,670 Shares Issued and Outstanding as of December 31, 2018 and 24,276,275 as of December 31, 2017.	27,591	24,276
Additional Paid-in Capital	148,695,775	117,827,839
Accumulated Deficit	(118,266,441)	(96,472,452)

Total Stockholders' Equity	30,456,975	21,379,713

Total Liabilities and Stockholders' Equity	$35,133,640	$26,833,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance - December 31, 2015	49,626	$50	16,087,951	$16,088	$73,665,601	$(57,588,868)	$16,092,871

Exercise of Warrants	—	—	96,620	97	60,654	—	60,751
Reclass Fair Value of Warrant Derivative Liability upon Exercise	—	—	—	—	32,911	—	32,911
Conversion of Notes Payable and Accrued Interest	—	—	152,016	152	341,884	—	342,036
Common Stock Issued for Services	—	—	32,578	32	173,993	—	174,025
Stock-Based Compensation Expense	—	—	—	—	756,928	—	756,928
Common Stock Awards to Directors	—	—	40,000	40	241,260	—	241,300
Proceeds from Common Stock Offerings	—	—	3,150,000	3,150	21,109,350	—	21,112,500
Direct Costs of Common Stock Offerings	—	—	—	—	(1,874,485)	—	(1,874,485)
Exercise of Stock Options	—	—	10,082	10	33,072	—	33,082
2016 Net Loss	—	—	—	—	—	(19,250,082)	(19,250,082)

Balance - December 31, 2016	49,626	$50	19,569,247	$19,569	$94,541,168	$(76,838,950)	$17,721,837

Exercise of Warrants	—	—	168,203	168	(168)	—	—
Conversion of Notes Payable and Accrued Interest	—	—	827,237	827	1,860,456	—	1,861,283
Common Stock Issued for Services	—	—	41,543	42	228,708	—	228,750
Stock-Based Compensation Expense	—	—	16,668	17	1,355,505	—	1,355,522
Common Stock Awards to Directors	—	—	50,000	50	334,950	—	335,000
Proceeds from Common Stock Offerings	—	—	3,566,116	3,566	21,124,936	—	21,128,502
Direct Costs of Common Stock Offerings	—	—	—	—	(1,617,679)	—	(1,617,679)
Exercise of Stock Options	—	—	37,261	37	(37)	—	—
2017 Net Loss	—	—	—	—	—	(19,633,502)	(19,633,502)

Balance - December 31, 2017	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Revenue Adjustment - ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Exercise of Warrants	—	—	84,210	84	39,289	—	39,373
Settlement of Derivative Liability upon Exercise of Warrants	—	—	—	—	166,800	—	166,800
Exercise of Stock Options	—	—	41,111	41	(41)	—	—
Stock-Based Compensation Expense	—	—	27,915	28	1,620,450	—	1,620,478
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
Common Stock Issued for Services	—	—	17,159	17	99,983	—	100,000
Common Stock Awards	—	—	145,000	145	919,455	—	919,600
2018 Net Loss	—	—	—	—	—	(21,875,713)	(21,875,713)

Balance - December 31, 2018	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2018	2017	2016

Sales:
Sales of Products	$7,692,102	$4,548,689	$1,987,878
Sales of Engineering Services	402,266	989,064	139,500

Total Sales	8,094,368	5,537,753	2,127,378

Cost of Sales:
Cost of Sales - Products	6,072,476	5,269,900	3,251,906
Cost of Sales - Engineering Services	253,610	944,451	39,060

Total Cost of Sales	6,326,086	6,214,351	3,290,966

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,768,282	(676,598)	(1,163,588)

Operating Expenses:
Research and Development	10,378,728	6,706,690	6,947,878
Selling and Marketing	4,822,639	3,694,913	3,394,580
General and Administrative	6,973,238	6,126,335	5,114,139
Depreciation and Amortization	1,469,664	998,528	770,668
Impairment of Software Development Costs	196,223	—	—
(Gain) Loss on Inventory Revaluation and Product Discontinuance	(211,416)	1,151,482	1,124,401
Impairment of Patents and Trademarks	—	—	20,506

Total Operating Expenses	23,629,076	18,677,948	17,372,172
Loss from Operations	(21,860,794)	(19,354,546)	(18,535,760)

Other Income (Expense):
Investment Income	191,755	58,530	26,693
Other Taxes	(57,917)	(28,363)	(52,271)
Foreign Exchange Loss	(60,380)	(65,248)	(33,079)
Loss on asset disposal	(55,172)	(585)	(25,890)
(Loss) Gain on Derivative Valuation	(13,873)	20,204	34,744
Amortization of Term Debt Discounts and Deferred Issuance Costs	—	(175,260)	(533,430)
Interest Expense	(19,332)	(88,234)	(131,089)

Total Other Income (Expense)	(14,919)	(278,956)	(714,322)

Loss Before Provision for Income Taxes	(21,875,713)	(19,633,502)	(19,250,082)
Provision for Income Taxes	—	—	—

Net Loss	(21,875,713)	(19,633,502)	(19,250,082)
Preferred Stock Dividends	(1,820,168)	(1,714,934)	(1,620,048)
Loss Attributable to Common Stockholders	$(23,695,881)	$(21,348,436)	$(20,870,130)

Basic and Diluted Loss per Share	$(0.87)	$(1.02)	$(1.23)
Weighted-average Shares Outstanding - Basic and Diluted	27,182,560	21,013,907	16,908,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net Loss	$(21,875,713)	$(19,633,502)	$(19,250,082)
Non-Cash Adjustments
Depreciation and Amortization	1,469,664	998,528	770,668
Amortization of Software Development Costs in Cost of Sales - Products	100,000	214,838	286,450
Impairment of Patents and Trademarks	—	—	20,506
Stock-Based Compensation Expense	1,788,587	1,355,522	756,928
Common Stock Awards Compensation Expense	408,894	267,750	146,050
Common Stock Issued for Services	75,000	228,750	174,026
Loss on Disposal of Fixed Assets	55,172	585	25,890
Amortization of Term Debt Discounts and Deferred Issuance Costs	—	175,260	533,430
Loss (Gain) on Derivative Valuation	13,873	(20,204)	(34,744)
Impairment of Software Development Cost	196,223	—	—
(Gain) Loss on Inventory Revaluation and Product Discontinuance	(211,416)	1,151,482	1,124,401
(Increase) Decrease in Operating Assets
Accounts Receivable	201,836	(870,858)	222,380
Accrued Project Revenue	497,784	(497,784)	—
Inventories	(3,429,485)	(2,352,581)	(426,521)
Vendor Prepayments	(600,502)	(10,549)	225,243
Prepaid Expenses and Other Assets	(69,959)	(9,288)	(78,389)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(846,399)	2,640,584	178,037
Accrued Expenses	(26,789)	554,832	31,909
Customer Deposits	78,900	7,300	38,315
Unearned Revenue	103,902	(401,748)	440,091
Taxes Payable	26,758	(8,790)	5,217
Accrued Compensation	(327,469)	(321,250)	290,000
Accrued Interest	(171,435)	65,417	123,231

Net Cash Flows Used in Operating Activities	(22,542,574)	(16,465,706)	(14,396,964)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(1,365,388)	(1,681,258)	(2,039,299)
Investments in Patents and Trademarks	(444,906)	(599,444)	(147,004)
Investments in Licenses and Other Intangible Assets	(1,250,000)	—	—
Investments in Software Development	(87,500)	(408,723)	—

Net Cash Used in Investing Activities	(3,147,794)	(2,689,425)	(2,186,303)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	39,375	—	60,750
Repayment of Long-Term Debt and Notes Payable	—	—	(76,875)
Proceeds from Common Stock Offerings	30,000,000	21,128,502	21,112,500
Issuance Costs on Common Stock Offerings	(1,975,000)	(1,617,679)	(1,874,485)
Proceeds from Exercise of Stock Options	—	—	18,263

Net Cash Flows from Financing Activities	28,064,375	19,510,823	19,240,153

Net Increase in Cash and Cash Equivalents	2,374,007	355,692	2,656,886
Cash and Cash Equivalents - Beginning of Year	14,889,636	14,533,944	11,877,058

Cash and Cash Equivalents - End of Year	$17,263,643	$14,889,636	$14,533,944

Supplemental Disclosures
Interest Paid in Cash	$19,128	$22,814	$7,696
Non-cash Investing and Financing Activities
Common Stock Issued for Services included in Prepaid Expenses	25,000	—	—
Investment in Other Intangible Assets included in Accrued Expenses	750,000	—	—
Conversion of Term Debt and Accrued Interest into Common Stock	—	1,861,283	342,036
Reclassification of Derivative Liability Upon Warrant Exercise	166,800	—	32,911
Receivable from Stock Option Exercise	—	—	14,820
Unamortized Common Stock Expense included in Prepaid Expenses	510,706	—	—
Cumulative Revenue Adjustment - ASC 606 Adoption	81,724	—	—
Accrued Stock-Based Compensation Expense - Not Vested	168,109	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

 Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as Video Eyewear or near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. The wearable display products we produce can be used for a variety of enterprise and commercial users and applications, including AR for on-the-go users and as mobile displays for entertainment and social media use. Our products are available with varying features and are offered as monocular display systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Vuzix Europe Limited. All significant inter-company transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with current year presentation.

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

Refer to Note 20 — Geographic and Other Financial Information.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Transactions

The Company considers the US dollar as the functional currency of the Company’s UK Subsidiary. The Company’s UK Subsidiary transacts in Euros and British pounds. All transactions in foreign currencies are recorded in US dollars at the then current exchange rate(s). Upon settlement of the underlying transaction, all amounts are re-measured to US dollars at the current exchange rate on date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are re-measured to US dollars at the period end exchange rates. All re-measurement gains and losses are recorded in the current period net income.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.

Cash and Cash Equivalents

Cash and cash equivalents can include highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

The Company’s financial instruments primarily consists of cash and cash equivalents, accounts receivable, accounts payable, customer deposits, accrued expenses, and income taxes payable.

As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to both the short maturities of these instruments.

Accounts Receivable

The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The allowance for doubtful accounts as of December 31, 2018 and 2017 was $7,280 and $29,960, respectively. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

Customer Concentrations

Toshiba Client Solutions Co. Ltd. (Toshiba) of Japan, SATS Airport Services Pte Ltd and AMA SA represented 17%, 10% and 10% of our total revenues in 2018, respectively. Toshiba represented 18% of our total revenue in 2017. No single customer represented more that 10% of revenues in 2016.

Toshiba and SATS represented 32% and 38%, respectively, of accounts receivable at December 31, 2018. Toshiba represented 25% of accounts receivable and 100% of accrued project revenues at December 31, 2017. No single customer represented more than 10% of accounts receivable at December 31, 2016.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to-date as a percentage of total expected costs to complete the project less amounts invoiced, if any.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average first-in, first-out method. The Company includes labor and overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under Topic 606 as of January 1, 2018. Refer to Note 2 for further discussion on the impact of this adoption. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping terms and revenue is recognized as our products ship to customers, as control and ownership are transferred at this point in time. All of our standard products sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2018, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unearned Revenue

These amounts represent deferred revenue against unfulfilled performance obligations such as extended product warranty sales and sales of our Vuzix Basic Video applications, which are amortized over a twelve (12) month period.

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

Cost of Product Revenues

Cost of product revenue includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing facility and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. Depreciation on manufacturing tools and equipment is included in Operating Expenses in our consolidated statement of operations. The cost of product revenue can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased.

Cost of Engineering Services Revenues

Cost of engineering services revenues includes both the direct and allocated indirect costs of performing on contracts and producing prototype units. Direct costs include labor, materials and other costs incurred directly in performing the contract. Direct costs also include labor and other costs associated with operating our research and development department based on the level of effort supporting the development activity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of revenue over the estimated life of the products, which currently is estimated as three years using a straight-line basis.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets

The Company at least annually assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no impairment charge in 2018 and 2017. In 2016, an impairment charge of $20,506 was recorded related to abandoned patents and trademarks.

Research and Development

Research and development costs are expensed as incurred consistent with the guidance of FASB ASC Topic 730, “Research and Development,” and include employee related costs, office expenses, third-party design and engineering services, and new product prototyping costs. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.

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

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2018, 2017 and 2016 amounted to $1,631,161, $1,386,977 and $1,279,998, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2018, 2017 and 2016, all outstanding instruments would be antidilutive. As of December 31, 2018, 2017 and 2016, there were 8,742,183, 7,657,756 and 7,227,738 common stock share equivalents, respectively, that were potentially issuable under convertible debt agreements, options, conversion of preferred shares (excluding accrued dividends), and warrants that could potentially dilute basic earnings per share in the future.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

The Company accounts for stock-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation Stock Expense,” which requires that compensation expense be recognized in the consolidated financial statements for stock-based awards based on the grant date fair value. The Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares and the expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock awards and stock option grants for the years ended December 31, 2018, 2017 and 2016 was $2,197,481, $1,623,272 and $902,978, respectively. The Company issues new shares upon stock option exercises.

Derivative Liability and Fair Value Measurements

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. In accordance with ASC 815-10-25 Derivatives and Hedging, we measured the derivative liabilities using a Monte Carlo Options Lattice pricing model at their issuance date and at each subsequent reporting date. Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value. Derivatives that have more than one year remaining in their life are shown as long term.

Significant unobservable inputs are used in the fair value measurement of the Company’s derivative liability. The primary input factors driving the economic or fair value of the derivative liabilities related to the warrants and convertible notes are the stock price of the Company’s shares, the price volatility of the shares, reset events, and exercise behavior. An important valuation input factor used in determining fair value was the expected volatility of observed share prices and the probability of projected resets in warrant exercise and note conversion prices from financing events before each security’s maturity. For exercise behavior, the Company assumed that without a target price of two times the projected reset price or higher, the holders of the warrants and convertible notes would hold to maturity. In determining the fair value of the derivative it was assumed that the Company’s business would be conducted as a going concern and that holding to maturity was reasonable. Further, the January 2, 2015 Series A Preferred financing reduced the expected probability to near zero for price resets from financing events.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. The amendments also require qualitative disclosures along with specific quantitative disclosures. The new guidance will be effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The amendments must be applied on a modified retrospective basis. We anticipate the adoption of this standard will have a material impact on our consolidated financial statements. Upon adoption, we will record a right-to-use asset and a lease liability on our balance sheet of approximately $1,000,000, representing the net present value of the obligation for our office leases.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate that the impact to revenues for the year ended December 31, 2018, primarily due to deferrals of PCS amounts for product shipped offset by the amortization of the unearned revenue related to our prior PCS deferred revenue under Topic 605, would have been immaterial.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses and iWear Video Headphones Sales, OEM Product Sales, Waveguide Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	For the Years Ended December 31,

	2018	2017	2016

Revenues
Smart Glasses and iWear Video Headphones Sales	$6,512,202	$4,197,633	$1,878,124
OEM Product Sales	994,500	—	—
Waveguide Sales	185,400	351,056	109,754
Engineering Services	402,266	989,064	139,500

Total Revenue	$8,094,368	$5,537,753	$2,127,378

Significant Judgments

In applying the new guidance under Topic 606, we performed an assessment of judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include considerations in determining our transaction prices for our standard product sales that include an end-user 30-day right to return if not satisfied with product and include payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments. For the years ended December 31, 2018, 2017 and 2016, the significant judgments previously mentioned did not have a material effect on the timing or the amount of revenue recognized under the new guidance.

Performance Obligations

Revenues from our performance obligations satisfied at a point in time are typically for standard goods (Smart Glasses, iWear Video Headphones and Waveguides) and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services are measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

Our standard product sales include a twelve (12) month assurance-type product warranty, except in certain European countries where it can be two years for some consumer-focused products. In the case of our OEM product and waveguide sales, some include a standard product warranty of up to eighteen (18) months. In 2018, we began offering extended warranties to customers, which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our engineering services contracts vary from contract to contract but typically include payment terms of net 30 days from date of billing, subject to an agreed upon customer acceptance period.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the year ended December 31, 2018:

% of Total Net Sales
Point-in-Time – Output Method	95%
Over Time – Input Method	5%
Total	100%

Remaining Performance Obligations

As of December 31, 2018, the Company had $148,000 of remaining performance obligations related to its extended warranties. The Company expects to recognize this deferred revenue on a twelve (12) month straight-line basis beginning in October 1, 2019.

Note 3 — Going Concern Issues

The accompanying Consolidated Financial Statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These Consolidated Financial Statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred annual net losses for the years ended December 31, 2018, 2017 and 2016 of $21,875,713, $19,633,502 and $19,250,082, respectively. As of December 31, 2018, the Company has an accumulated deficit of $118,266,441.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity includes among other things:

o	the continued sale of our existing M300 and Blade inventory;
o	the continued sale of our upgraded M300XL Smart Glasses with new cameras and external batteries;
o	the introduction of our M400 Smart Glasses, our third-generation monocular device for enterprise. New M400 Smart Glasses will run on an XR1 Qualcomm CPU and include the adoption of OLED micro-display technology. We expect to launch the product in the third quarter of 2019;
o	the commencement of volume manufacturing and sale of the new M100 Smart Swim product in the third quarter of 2019;
o	new engineering services and product sales into business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security that are now allowed under our recent non-compete amendment with the purchaser of our former defense division;
o	tightly control operating costs and reduce spending growth rates wherever possible;
o	decrease tradeshow and PR firm spending;
o	right size operations across all areas of the Company, both with head-counts and spending;
o	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products; and
o	reduce the rate of research and development spending on new technologies, particularly the use of costly external contractors.

However, if these plans are not successful within a reasonable time period, we will have to raise additional capital to maintain operations and/or materially reduce our operating and new product development costs.

If the Company raises additional funds, the ownership interest of existing stockholders may be diluted. The amount of such dilution could increase due to the issuance of new securities with warrants or other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories, Net

Inventories consisted of the following:

	December 31, 2018	December 31, 2017

Purchased Parts and Components	$3,284,848	$1,669,209
Work in Process	1,523,616	25,090
Finished Goods	2,837,183	2,994,342
Less: Reserve for Obsolescence	(363,845)	(836,324)

Inventories, Net	$7,281,802	$3,852,317

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31, 2018	December 31, 2017

Tooling and Manufacturing Equipment	$4,199,309	$3,965,251
Leaseholds	487,957	443,332
Computers and Purchased Software	937,946	646,272
Furniture and Equipment	1,721,963	1,322,405

	7,347,175	6,377,260
Less: Accumulated Depreciation	(3,055,485)	(2,252,794)

Fixed Assets, Net	$4,291,690	$4,124,466

Total depreciation expense for fixed assets for the years ended December 31, 2018, 2017 and 2016 was $1,273,527, $921,113 and $663,943, respectively.

Note 6 — Patents and Trademarks, Net

	December 31, 2018	December 31, 2017

Patents and Trademarks	$1,769,767	$1,325,905
Less: Accumulated Amortization	(605,224)	(512,131)

Patents and Trademarks, Net	$1,164,543	$813,774

Total amortization expense for patents and trademarks for the years ended December 31, 2018, 2017 and 2016 was $94,137, $77,415 and $106,734, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $118,000. We recorded an impairment charge of $20,506 representing a cost of $44,371, less accumulated amortization of $23,865 for the year ended December 31, 2016. We recorded no patent impairment charges for the years ended December 31, 2018 and 2017.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Software Development Costs, Net

	December 31, 2018	December 31, 2017

Software Development Costs	$496,223	$1,268,074
Less: Accumulated Amortization	(100,000)	(859,351)
Impairment	(196,223)	—

Software Development Costs, Net	$200,000	$408,723

Total amortization expense for capitalized software development costs for the years ended December 31, 2018, 2017 and 2016 was $100,000, $214,838 and $286,450, respectively. During the year ended December 31, 2018, new software development related costs totaling $87,500 were capitalized. The remaining costs of $200,000 are being amortized over two years and are included in Cost of Sales – Products in the Consolidated Statements of Operations. During the year ended December 31, 2018, a $196,223 impairment charge was recorded related to previously capitalized costs related to application software being developed for our M300 Smart Glasses, which was not expected to achieve expected revenue projections and was discontinued in 2018.

Note 8 — Licenses, Net

	December 31, 2018	December 31, 2017

Licenses	$493,717	$243,717
Less: Accumulated Amortization	(56,597)	—

Licenses, Net	$437,120	$243,717

On October 4, 2018, the Company invested in WakingApp Ltd., a private corporation in the augmented reality software tool market. The Company participated in a financing round with other investors that resulted in the Company acquiring less than a 1% ownership interest, in the form of preferred stock, in WakingApp Ltd., for a purchase price of $250,000. As part of this investment, the Company entered into a commercial agreement with WakingApp such that WakingApp agreed to: (i) provide full support of the Company’s AR products through the WakingApp AR tool software; (ii) provide three (3) working AR environments built with their tools to give away as demonstrations on the M300; and (iii) allow the Company to provide 60-day free licenses to their AR software tool to up to 100,000 of the Company’s developers and customers. The Company considers this investment as a prepaid licensing arrangement over a 36-month term; as such, this addition will be amortized over three years and included in Cost of Sales – Products in the Consolidated Statement of Operations.

The Company acquired two licenses in 2017. The first related to the renegotiation of an existing license at a cost of $114,967, which will result in lower royalty rates being paid by the Company over the next 10 years.  This license went into effect as of January 1, 2018. The second license was a result of the Company entering into a Technology Acquisition Agreement where it acquired all the seller's right, title and interest in certain Transferred Intellectual Property (IP). Pursuant to the agreement, the Company paid approximately $75,702 as reimbursement of related patent application costs incurred by the seller to date, which are included in Patents and Trademarks. The Company also issued 25,000 shares, valued at $128,750, upon the closing and will issue (i) a further 25,000 shares after the Company has successfully developed a working demonstrator system utilizing the IP; and (ii) 50,000 shares once the Company completes the successful commercialization of products containing the IP for sale in the marketplace. The Company estimates that, by end of 2019, it should be able to achieve the first development milestone of a functional demonstrator model and that it will need to spend a further $125,000 in additional R&D.

Total amortization expense related to licenses in the years ended December 31, 2018, 2017 and 2016 was $56,597, $0, and $0, respectively.

Note 9 — Intangible Asset, Net

	December 31, 2018	December 31, 2017

Intangible Asset	$1,500,000	$—
Less: Accumulated Amortization	(102,000)	—

Intangible Asset, Net	$1,398,000	$—

On October 4, 2018, the Company entered into amendment No. 1 to agreements (the “TDG Amendment”), with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company will be permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished good or system for sale to military organizations, subject to certain conditions. The Company will also be permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 2022.

Pursuant to the TDG Amendment, the Company agreed to pay to TDG $1,500,000, as follows: (a) $750,000, within three (3) days after the date of the TDG Agreement; (b) $500,000, on or before January 4, 2019; and (c) $250,000, on or before April 5, 2019. As of December 31, 2018, there was $750,000 in accrued current liabilities for the remaining 2019 payments.

This reacquired right covers the entire remaining term of the original non-compete agreement with TDG, which expires June 15, 2022. The capitalized cost of this reacquired right will be amortized over 44 months. Total amortization expense for this intangible asset for the year ended December 31, 2018 was $102,000.

Note 10 – Other Assets

The Company’s other assets consists of the following:

	December 31,	December 31,
	2018	2017
Other	$9,192	$—
Private Corporation	250,000	—

Total	$259,192	$—

In the second quarter of 2018, the Company acquired, for a purchase price of $250,000, approximately a 1% ownership interest, in the form of preferred stock, in a private corporation in the low vision near eye display market, which the Company has valued at cost. As part of this investment, the private corporation and the Company entered into a non-binding memorandum of understanding, with the goal of assisting in the Company’s development and supply of Vuzix display systems for the private corporation’s products. The Company expects to earn additional equity in the private corporation by being compensated for its work in kind and as a result could earn approximately a further 4% equity interest in this firm. This investment was recorded at cost as its fair value is not readily determinable. The Company has reviewed this investment and concluded that there were no indicators of impairment present as of December 31, 2018.

Note 11 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2018	December 31, 2017
Accrued Wages and Related Costs	$461,619	$163,305
Accrued Compensation	—	327,469
Accrued Professional Services	138,438	531,728
Accrued Warranty Obligations	218,047	167,503
Accrued Interest	—	171,435
Other Accrued Expenses	795,974	28,331

Total	$1,614,078	$1,389,771

Included in Other Accrued Expenses was $750,000 for the second and third payments described above in Note 9 related to the TDG Amendment.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months except in certain European countries where it can be twenty-four (24) months for some consumer-focused products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair.

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2018, 2017 and 2016 were as follows:

Accrued Warranty Obligations at December 31, 2015	$64,002
Reductions for Settling Warranties	(103,265)
Warranty Issued During Year	80,395
Accrued Warranty Obligations at December 31, 2016	41,132

Reductions for Settling Warranties	(157,035)
Warranty Issued During Year	283,406
Accrued Warranty Obligations at December 31, 2017	167,503

Reductions for Settling Warranties	(257,173)
Warranty Issued During Year	307,717
Accrued Warranty Obligations at December 31, 2018	$218,047

Note 12 — Derivative Liability and Fair Value Measurements

The Company recognized a derivative liability for the warrants to purchase shares of its common stock issued in connection with the equity offering and related debt conversions on August 5, 2013. These warrants had a cashless exercise provision and an exercise price that was subject to adjustment in the event of subsequent equity sales at a lower purchase price (subject to certain exceptions) along with full-ratchet anti-dilution provisions. In accordance with ASC 815-10-25 Derivatives and Hedging we measured the derivative liability using a Monte Carlo Options Lattice pricing model at the warrants’ life/ maturity issuance date and subsequently re-measured the liability on each reporting date.

Accordingly, at the end of each quarterly reporting date, the derivative fair market value is re-measured and adjusted to current market value. As at December 31, 2018 and 2017, a total of nil and 38,100, respectively, warrants were outstanding that contained a full-ratchet anti-dilution provision. In connection with the Series A Private Placement on January 2, 2015 (see Note 14), holders of approximately 86% of outstanding warrants issued by the Company in its public offering and in connection with the conversion by certain holders of the Company’s outstanding debt in connection with the Company’s public offering (collectively, the “Public Offering Warrants”) agreed to irrevocably waive their rights to anti-dilution protection under Section 2(b) of the Public Offering Warrants in the event the Company issues additional securities at a per share price lower than the exercise price of the Public Offering Warrants (the “Public Offering Warrant Waiver”). As a result, the related derivative liability was reversed to zero and reclassified into stockholders’ equity under Additional Paid-In Capital.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure certain financial instruments at fair value on a recurring basis. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2018 and 2017:

2018:	Total	Level 1	Level 2	Level 3
Warrant Liability	$—	$—	$—	$—
Total liabilities measured at fair value (Current Liabilities)	$—	$—	$—	$—

2017:	Total	Level 1	Level 2	Level 3
Warrant Liability	$152,927	$—	$—	$152,927
Total liabilities measured at fair value (Current Liabilities)	$152,927	$—	$—	$152,927

Changes in the fair value of the warrant liability were as follows:

Fair value – December 31, 2015	$240,786

Reclassification of warrant exercises to Additional Paid-in Capital	(32,911)
Change in fair value for the period of warrant derivative liability	(34,744)
Fair value – December 31, 2016	173,131

Reclassification of warrant exercises to Additional Paid-in Capital	—
Change in fair value for the period of warrant derivative liability	(20,204)
Fair value – December 31, 2017	152,927

Reclassification of warrant exercises to Additional Paid-in Capital	(166,800)
Change in fair value for the period of warrant derivative liability	13,873
Fair value – December 31, 2018	$—

The Monte Carlo Options Lattice pricing model was used to estimate the fair value of warrants outstanding and reflected the following assumptions:

	December 31, 2018	December 31, 2017	December 31, 2016
Assumptions for Pricing Model:
Expected term in years	—	0.59	1.22
Volatility range for years	—	143%	100%
Risk-free interest rate	—	1.76%	1.47%
Expected annual dividends	—	None	None

Value of warrants outstanding:
Fair value of warrants	$—	$152,927	$173,131

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2018	2017	2016

Pre-Tax Income (Loss)
U.S.	$(22,082,137)	$(19,680,720)	$(19,263,625)
Outside the U.S.	206,424	47,218	43,543
Total Pre-Tax Income (Loss)	$(21,875,713)	$(19,633,502)	$(19,250,082)

The provision expense/(benefit) for income taxes for the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016

U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(4,848,470)	3,639,752	(5,963,589)
Valuation Allowance	4,848,470	(3,639,752)	5,963,589
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	41,285	215,745	(197,907)
Valuation Allowance	(41,285)	(215,745)	197,907
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	(140,933)	(59,530)	(75,442)
Valuation Allowance	140,933	59,530	75,442

Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018%	2017%	2016%
Federal Income Tax at Statutory Rate	21.0	34.0	34.0
State Tax Provision, Net of Federal Benefit	0.3	0.3	0.3
Foreign Tax Rate Differential	—	—	(0.7)
Change in Corporate Tax Rates from 34% to 21%	—	(52.9)	—
Permanent Differences	(1.5)	(2.4)	(2.4)
Federal Tax Credits	2.5	1.1	2.9
Other	0.3	0.6	0.0

Effective Tax Rate	22.6	(19.3)	34.1
Change in Valuation Allowance	(22.6)	19.3	(34.1)

Net Effective Tax Rate	—	—	—

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2018	2017	2016

Deferred Tax Assets:
Net Operating Loss Carry-forwards	$20,920,285	$16,167,791	$19,752,311
Tax Credit Carry-forwards	3,035,384	2,404,490	2,398,817
Inventory Valuation Adjustment	104,450	675,830	622,168
Officer’s Compensation	—	86,670	271,095
Stock-based Compensation	175,753	—	—
Loss from Foreign Operations	—	—	197,907
Other	207,327	108,734	44,372
Total Deferred Tax Assets	24,443,199	19,443,515	23,286,670

Deferred Tax Liabilities:
Income from Foreign Operations	59,123	17,838	—
Other	22,069	11,789	76,815
Total Deferred Tax Liabilities	81,192	29,627	76,815

Net Deferred Tax Assets Before Valuation Allowance	$24,362,007	$19,413,888	$23,209,855
Valuation Allowance	(24,362,007)	(19,413,888)	(23,209,855)

Net Deferred Tax Assets	$—	$—	$—

As of December 31, 2018, the Company has approximately $99 million in federal net operating loss carry-forwards and approximately $3 million of federal and state credit carry-forwards. The federal and state NOL carry-forwards generated in tax years prior to 2018 will begin to expire in 2020. As a result of the Tax Act, the 2018 federal NOL carry-forward has no expiration. The federal and state credit carry-forwards began to expire during 2018. Utilization of the NOL carry-forwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the NOL's may expire unutilized.

As the result of the assessment of the FASB ASC 740-10, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), the Company has no unrecognized tax benefits. The Company’s U.S. Federal and state tax matters for the years 2014 through 2017 remain subject to examination by the respective tax authorities.

FASB ASC 740 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. In light of the historic losses of the Company, a 100% valuation allowance has been recorded to fully offset any benefit associated with the net deferred tax assets, for which realization is not considered more likely than not to occur.

Note 14 — Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine the voting powers and other special rights and qualifications of such series. A total of 5,000,000 shares of preferred stock are authorized as of December 31, 2018 and December 31, 2017. There were 49,626 shares of Series A Preferred Stock issued and outstanding on December 31, 2018 and December 31, 2017. There were no declared preferred dividends owed as of December 31, 2018 or 2017.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of December 31, 2018, total accrued and unpaid preferred dividends were $6,669,232. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as-converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof. To date, the Series A Purchaser has not exercised such director election or meeting observation rights.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2018 and December 31, 2017. There were 27,591,670 and 24,276,275 shares of common stock issued and outstanding as of December 31, 2018 and December 31, 2017, respectively. On January 24, 2018, the Company entered into a securities purchase agreement with the purchasers set forth on the signature pages thereto for the purchase and sale of an aggregate of 3,000,000 shares of the Company’s common stock, along with warrants to purchase an aggregate of up to 1,200,000 shares of common stock, in a registered direct offering at a combined purchase price of $10.00 per share and 0.4 of a warrant, for an aggregate purchase price of $30,000,000. The warrants have a term of one year from issuance and an exercise price of $10.00 per share. The purchase agreement closed on January 29, 2018.

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

On December 19, 2017, the Company closed a public offering of 2,066,116 shares of common stock, at an offering price of $6.05 per share, resulting in net proceeds after commissions and expenses of $11,532,502. The Company also issued to investors in this offering three-year warrants to purchase an aggregate 1,033,058 shares of its common stock at $7.00 per share, which are exercisable for a period of three years commencing six months from issuance.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Stock Warrants

The following table shows the various changes in warrants for the years ended:

	December 31, 2018	December 31, 2017	December 31, 2016

Warrants Outstanding, Beginning of Year	1,184,912	401,859	535,091
Exercised During the Year	(113,850)	(250,009)	(133,232)
Issued During the Year	1,200,000	1,033,062	—
Expired During the Year	(38,000)	—	—

Warrants Outstanding, End of Year	2,233,062	1,184,912	401,859

Of the outstanding warrants as of December 31, 2018, 1,200,000 expired on January 26, 2019 and the remainder expire on June 18, 2021. The weighted average remaining term of the warrants was 1.2 years. The weighted average exercise price was $8.61 per share. The outstanding warrants as of December 31, 2017 expire from March 21, 2018 to June 18, 2021. The weighted average remaining term of the warrants is 3.1 years. The weighted average exercise price is $6.44 per share. The outstanding warrants as of December 31, 2016 expired from March 21, 2018 to August 5, 2018. The weighted average remaining term of the warrants was 1.3 years. The weighted average exercise price was $2.41 per share.

During the year ending December 31, 2018, a total of 96,350 warrants were exercised on a cashless basis resulting in the issuance of 66,710 shares and a total of 17,500 warrants were exercised for cash resulting in the issuance of 17,500 shares and proceeds of $39,373. During the year ended December 31, 2017 a total of 250,009 warrants were exercised on a cashless basis resulting in the issuance of 168,203 shares. During the year ended December 31, 2016 a total of 111,232 warrants were exercised on a cashless basis resulting in the issuance of 74,620 shares and an additional 22,000 warrants were exercised for cash resulting in proceeds of $60,751.

Management completed a derivative analysis on the 1,200,000 warrants issued in conjunction with our securities purchase agreement which closed on January 24, 2018 to determine whether or not they met the criteria under ASC 815-10-15-83 to trigger treatment as a derivative instrument. Management concluded that these warrants did not meet the criteria to be treated as a derivative instrument. These warrants expired on January 26, 2019 and none were exercised.

Note 16 — Stock Option Plans

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company no longer issues any options under its prior 2007 and 2009 Plans. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was initially 1,000,000 and automatically increases each time the Company issues additional shares of common stock so that, initially, the total number of shares issuable thereunder at all times would be equal to 10% of the then outstanding shares of common stock. On June 13, 2018, the Company’s stockholders approved an amendment to the Company’s 2014 Equity Incentive Plan to increase the number of shares available for issuance thereunder to 20% of the outstanding shares of common stock. As of December 31, 2018, the authorized shares of common stock under the 2014 Plan, as amended, totaled 5,518,334. The Board of Directors of the Company agreed by resolution not to increase this number prior to June 1, 2019.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding under the Stock Options Plans are as follows:

	2007 Plan	2009 Plan	2014 Plan	Total
Outstanding as of December 31, 2016	21,977	132,771	929,550	1,084,298
Available for future issuance under plan	—	—	1,027,375	1,027,375
Total authorized by plan	21,977	132,771	1,956,925	2,111,673

Outstanding as of December 31, 2017	10,665	117,094	1,382,485	1,510,244
Available for future issuance under plan	—	—	1,045,143	1,045,143
Totals authorized by plan	10,665	117,094	2,427,628	2,555,387

Outstanding as of December 31, 2018	—	110,771	1,435,750	1,546,521
Available for future issuance under plan	—	—	4,082,584	4,082,584
Totals authorized by plan	—	110,771	5,518,334	5,629,105

The 2014 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2014 Plan and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five-year period, commencing on the date of grant. Most vest ratably over four years commencing on the date of the option grant. In the case of directors, such options are granted annually and expire ten years after the date of their grant and vest ratably, on a monthly basis, over the next 12 months. Non-employee directors generally have vesting on a monthly basis, over the next 12 months. Advisors or consultants can have vesting range from 100% of the option grants vesting immediately to ratably, on a monthly basis, up to 48 months.

The following table summarizes stock option activity for the years ended December 31, 2018, 2017 and 2016:

		Weighted	Weighted Average
	Number of Options	Average Exercise Price	Remaining Life (years)

Outstanding at December 31, 2015	1,022,789	$4.59	7.56
Granted	116,750	6.60
Exercised	(10,450)	3.46
Expired or Forfeited	(44,791)	3.87
Outstanding at December 31, 2016	1,084,298	$4.76	7.57

Granted	534,500	5.74
Exercised	(63,187)	2.89
Expired or Forfeited	(45,367)	8.30
Outstanding at December 31, 2017	1,510,244	$5.04	7.58

Granted	330,500	5.81
Exercised	(97,264)	4.96
Expired or Forfeited	(196,959)	6.11
Outstanding at December 31, 2018	1,546,521	$5.11	7.19

As of December 31, 2018, there were 936,406 options that were fully vested and exercisable at a weighted average exercise price of $4.66 per share. The weighted average remaining contractual term on the vested options is 6.1 years. The unvested balance of 610,115 options as of December 31, 2018 were exercisable at a weighted average exercise price of $5.80 per share. The weighted average remaining contractual term on the vested options was 8.9 years.

As of December 31, 2017, there were 797,861 options that were fully vested and exercisable at a weighted average exercise price of $4.65 per share. The weighted average remaining contractual term on the vested options is 6.4 years. The unvested balance of 712,383 options as of December 31, 2017 are exercisable at a weighted average exercise price of $5.48 per share. The weighted average remaining contractual term on the unvested options is 8.7 years.

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

The aggregate intrinsic value of the options outstanding as of December 31, 2018, 2017 and 2016 was approximately $912,360, $2,323,312 and $2,776,068, respectively.

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

The expected term of options granted was estimated to be the average of the vesting term, historical exercise and forfeiture rates, and the contractual life of the option. The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Therefore, the assumed expected dividend yield is zero.

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2018, 2017 and 2016 and their estimated value:

December 31,	2018	2017	2016
Assumptions for Black-Scholes:
Expected term in years	6.4 to 6.6	6.5 to 6.8	7.9
Volatility	108.9% to 119.4%	122.8% to 133.0%	103.6% to 109.7%
Risk-free interest rate	2.95% to 3.08%	1.98% to 2.30%	1.27% to 1.68%
Expected annual dividends	None	None	None

Value of options granted:
Number of options granted	330,500	534,500	116,750
Weighted average fair value per share	$5.01	$5.24	$5.73
Fair value of options granted	$1,655,390	$2,803,329	$669,435

Under FASB ASC Topic 718, the Company has elected to account for forfeitures as they occur. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was $3,041,544 as of December 31, 2018, relating to a total of 610,115 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.9 years.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Commitments

Purchase commitments:

At December 31, 2018, we have approximately $6.5 million in open purchase obligations that represent commitments to purchase inventory, materials, capital equipment, and other goods used in the normal operation of our business.

Adverse purchase commitments:

We have periodically entered into noncancelable purchase contracts in order to ensure the availability of materials to support production of our products. We continuously assess our outstanding commitments and recognize a loss on purchase commitments, when required, if such commitments are in excess of our product needs or the costs are not expected to be recoverable. As of December 31, 2018, such commitments are immaterial.

Lease commitments:

The Company has signed several lease agreements, with the largest being for its office and manufacturing facility under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. During 2018, we executed an amendment to our original lease agreement, which expanded our office and manufacturing facility from an original 29,152 square feet to 39,152 square feet. Effective January 1, 2019, the base rent contractual payment obligations under this operating lease, as amended, will be $516,766 per year. The lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. The Company also leases small office spaces in Spain (five-year lease), England (two-year lease) and Japan (two-year lease).

Future minimum payments required under operating lease obligations as of December 31, 2018 are as follows:

Total Minimum
Year Ending Dec 31,	Lease Payments

2019	$562,529
2020	501,809
2021	7,457
2022	8,699
2023	—
Total	$1,080,494

For the lease agreements described above, the Company is required to pay the pro rata share of the real property taxes and assessments, expenses and other charges associated with these facilities.

Rent expense for the years ended December 31, 2018, 2017 and 2016 totaled $462,711, $461,246 and $482,147, respectively.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2018, 2017 and 2016 totaled $100,188, $0 and $0, respectively.

Note 19 — Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property, except as follows:

We filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York on April 5, 2018. The Company’s complaint against Mr. Pearson alleges he published false and defamatory articles about the Company. Vuzix is seeking damages in excess of $80 million, including punitive damages, and monetary damages.

On July 24, 2018, a purported shareholder class action lawsuit was filed in the United States District Court, Southern District of New York, against the Company, certain of its current and former directors and executive officers and the placement agents of the Company’s registered direct offering that was completed in January 2018. The complaint alleges violations of federal securities laws under Sections 11 and 15 of the Securities Act and under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of shareholders that purchased stock between November 9, 2017 and March 20, 2018, or pursuant and/or traceable to the Company’s registration statement and prospectus filed in connection with the registered direct offering. The complaint alleged that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint sought damages in unspecified amounts, costs and expenses of bringing the action, and other unspecified relief. A similar purported class action was filed against the Company and certain of its current and former executive officers and directors on July 27, 2018, in the United States District Court, Southern District of New York. This consolidated class action filed in the United States District Court Southern District of New York (In Re Vuzix Corp. Securities Litigation, Case No. 1:18-cv-06656) was voluntarily dismissed, without prejudice and without costs against the Company and its officers, as well as all other named defendants, by the plaintiff and their counsel on December 14, 2018.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2018		2017		2016
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$3,550	44%	$1,687	30%	$981	46%
Asia-Pacific	2,248	28%	1,927	35%	493	23%
Europe	2,183	27%	1,892	34%	649	31%
Others	113	1%	32	1%	4	0%
Total Revenues	$8,094	100%	$5,538	100%	$2,127	100%

By Country:

	Fiscal Year
	2018		2017		2016
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$3,475	43%	$1,618	29%	$962	45%
Japan	1,261	16%	1,340	24%	288	14%
France	907	11%	429	8%	211	10%
Singapore	844	10%	38	1%	7	0%
Germany	492	6%	526	9%	263	12%
United Kingdom	139	2%	529	10%	46	2%
Others	976	12%	1,058	19%	350	17%
Total Revenues	$8,094	100%	$5,538	100%	$2,127	100%

The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 21 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2018
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,979	$1,923	$2,648	$1,544
Gross profit	300	621	670	177
Net loss	(5,564)	(4,798)	(6,148)	(5,366)
Net loss per share, basic and diluted	(0.22)	(0.19)	(0.24)	(0.22)
Net loss attributable to common stockholders	(6,033)	(5,260)	(6,599)	(5,804)

	Fiscal Year 2017
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,597	$1,405	$1,325	$1,211
Gross profit (loss)	(304)	(92)	(429)	149
Net loss	(5,879)	(5,502)	(4,070)	(4,182)
Net loss per share, basic and diluted	(0.29)	(0.28)	(0.22)	(0.23)
Net loss attributable to common stockholders	(6,321)	(5,938)	(4,494)	(4,595)

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Related Party Transactions

The Company had accrued compensation owed to officers of the Company for services rendered. These amounts were not subject to a fixed repayment schedule and they accumulated interest at a rate of 8% per year, compounding monthly. As of December 31, 2018, 2017 and 2016, there was $0, $327,469, and $648,720 of accrued compensation owed to officers. The related interest amounts included in Accrued Interest were $0, $171,435 and $141,645 at December 31, 2018, 2017, and 2016, respectively. Interest expense related to the outstanding current accrued compensation to officers was $17,894, $52,221 and $43,844 for the years ended December 31, 2018, 2017 and 2016, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul J. Travers	President, Chief Executive Officer	March 15, 2019
Paul J. Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	March 15, 2019
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Alexander Ruckdaeschel	Director	March 15, 2019
Alexander Ruckdaeschel

/s/ Edward Kay	Director	March 15, 2019
Edward Kay

/s/ Timothy Harned	Director	March 15, 2019
Timothy Harned

50

VUZIX CORPORATION

Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Charged to Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2016
Allowances deducted from assets
Doubtful Accounts	$—	$—		$—		$—
Inventory	487	137	(a)	—		624
Total allowances deducted from assets	$487	$137		$—		$624

For the Year Ended December 31, 2017
Allowances deducted from assets
Doubtful Accounts	$—	$29		$—		$29
Inventory	624	212	(a)	—		836
Total allowances deducted from assets	$624	$241		$—		$865

For the Year Ended December 31, 2018
Allowances deducted from assets
Doubtful Accounts	$29	$7		$(29)		$7
Inventory	836	303		(775	) (b)	364
Total allowances deducted from assets	$865	$310		$(804)		$371

(a)	Net change in inventory allowance, excluding iWear net realizable value write-down.
(b)	Deductions in 2018 primarily related to the disposal of raw components related to the discontinuance of our iWear product.

51

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
10.1(5)	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul J. Travers
10.3(5)	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.8(4)	Series A Preferred Stock Purchase Agreement dated January 2, 2015
10.9(4)	Series A Preferred Stock Investor’s Rights Agreement, dated January 2, 2015
10.10 (10)	Form of Securities Purchase Agreement dated August 9, 2017
10.11 (10)	Placement Agent Agreement, dated August 8, 2017
10.13 (11)	Form of Securities Purchase Agreement, dated December 14, 2017
10.14 (11)	Form of Warrant
10.15 (11)	Engagement Agreement, dated December 13, 2017
10.16 (12)	Form of Securities Purchase Agreement, dated January 24, 2018
10.17 (12)	Form of Warrant
10.18 (12)	Engagement Agreement, dated January 24, 2018
10.19 (13) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
14.1(8)	Code of Ethics
21.1(9)	Subsidiaries

23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Section 1350 CEO Certification
32.2*	Section 1350 CFO Certification
101*	The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

†	Confidential treatment granted as to certain portion

*	Filed herewith.

52

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.

(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.

(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.

(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.

(9)	Filed as exhibit to S-1 filed December 21, 2012 and incorporated herein by reference.

(10)	Filed as exhibit to Form 8-K filed August 11, 2017 and incorporated herein by reference.

(11)	Filed as exhibit to Form 8-K filed December 15, 2017 and incorporated herein by reference.

(12)	Filed as exhibit to Form 8-K filed January 26, 2018 and incorporated herein by reference.

(13)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.

53