Form 10-Q
period 2019-03-31
Vuzix Corp
filed 2019-05-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.001	VUZI	Nasdaq Capital Market

As of May 9, 2019, there were 27,602,083 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$10,085,837	$17,263,643
Accounts Receivable, Net	199,759	772,336
Inventories, Net	8,110,226	7,281,802
Manufacturing Vendor Prepayments	386,561	755,219
Prepaid Expenses and Other Assets	872,148	1,310,095

Total Current Assets	19,654,531	27,383,095

Long-Term Assets
Fixed Assets, Net	4,517,169	4,291,690
Operating Lease Right-of-Use Assets, Net	860,277	—
Patents and Trademarks, Net	1,206,018	1,164,543
Software Development Costs, Net	175,000	200,000
Licenses, Net	406,849	437,120
Intangible Asset, net	1,296,000	1,398,000
Other Assets	296,600	259,192

Total Assets	$28,412,444	$35,133,640

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,715,744	$2,668,241
Operating Lease Right-of-Use Liabilities	533,289	—
Customer Deposits	74,615	152,362
Unearned Revenue	230,344	211,726
Accrued Expenses	943,010	1,614,078
Taxes Payable	77,554	30,258

Total Current Liabilities	3,574,556	4,676,665

Long-Term Liabilities
Operating Lease Right-of-Use Liabilities	326,988	—

Total Liabilities	3,901,544	4,676,665

Stockholders' Equity
Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of March 31, 2019 and December 31, 2018.	50	50
Common Stock - $.001 Par Value, 100,000,000 Shared Authorized; 27,597,917 Shares Issued and Outstanding as of March 31, 2019 and 27,591,670 as of December 31, 2018.	27,598	27,591
Additional Paid-in Capital	149,109,454	148,695,775
Accumulated Deficit	(124,626,202)	(118,266,441)

Total Stockholders' Equity	24,510,900	30,456,975

Total Liabilities and Stockholders' Equity	$28,412,444	$35,133,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited for the three months ended March 31, 2019 and 2018)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance - January 1, 2019	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975

Stock-Based Compensation Expense	—	—	6,247	7	413,679	—	413,686
Net Loss	—	—	—	—	—	(6,359,761)	(6,359,761)

Balance - March 31, 2019	49,626	$50	27,597,917	$27,598	$149,109,454	$(124,626,202)	$24,510,900

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance - January 1, 2018	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Adj. - ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Stock-Based Compensation Expense	—	—	6,250	6	424,694	—	424,700
Exercise of Warrants	—	—	24,930	25	39,350	—	39,375
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
Net Loss	—	—	—	—	—	(5,365,650)	(5,365,650)

Balance - March 31, 2018	49,626	$50	27,307,455	$27,307	$146,313,883	$(101,756,378)	$44,584,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Sales:
Sales of Products	$1,373,371	$1,363,379
Sales of Engineering Services	—	180,516

Total Sales	1,373,371	1,543,895

Cost of Sales:
Cost of Sales - Products	1,333,481	1,182,215
Cost of Sales - Engineering Services	—	184,555

Total Cost of Sales	1,333,481	1,366,770

Gross Profit (exclusive of depreciation shown separately below)	39,890	177,125

Operating Expenses:
Research and Development	2,516,100	2,055,787
Selling and Marketing	1,417,966	1,534,097
General and Administrative	1,896,402	1,665,229
Depreciation and Amortization	559,089	273,622

Total Operating Expenses	6,389,557	5,528,735
Loss from Operations	(6,349,667)	(5,351,610)

Other Income (Expense):
Investment Income	58,313	—
Other Taxes	(52,662)	(28,542)
Foreign Exchange Loss	(15,745)	(4,418)
Gain on Derivative Valuation	—	28,133
Interest Expense	—	(9,213)

Total Other Expense	(10,094)	(14,040)

Loss Before Provision for Income Taxes	(6,359,761)	(5,365,650)
Provision for Income Taxes	—	—

Net Loss	(6,359,761)	(5,365,650)
Preferred Stock Dividends	(465,765)	(438,836)
Loss Attributable to Common Stockholders	$(6,825,526)	$(5,804,486)

Basic and Diluted Loss Attributable to Common Stockholders per Share	$(0.25)	$(0.22)
Weighted-average Shares Outstanding - Basic and Diluted	27,595,767	26,296,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities
Net Loss	$(6,359,761)	$(5,365,650)
Non-Cash Adjustments
Depreciation and Amortization	559,089	273,622
Amortization of Software Development Costs in Cost of Sales - Products	25,000	—
Stock-Based Compensation Expense	489,754	508,451
Loss (Gain) on Derivative Valuation	—	(28,133)
(Increase) Decrease in Operating Assets
Accounts Receivable	572,577	(77,165)
Accrued Project Revenue	—	497,784
Inventories	(828,424)	(424,013)
Vendor Prepayments	368,658	28,658
Prepaid Expenses and Other Assets	437,947	277,615
Increase (Decrease) in Operating Liabilities
Accounts Payable	(952,497)	(1,978,637)
Accrued Expenses	(171,068)	(211,052)
Customer Deposits	(77,747)	137,178
Unearned Revenue	18,618	(26,100)
Income and Other Taxes Payable	43,497	19,251
Accrued Compensation	—	(92,000)
Accrued Interest	—	(10,787)

Net Cash Flows Used in Operating Activities	(5,874,357)	(6,470,978)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(724,565)	(306,739)
Investments in Patents and Trademarks	(41,475)	(64,664)
Investments in Licenses and Other Intangible Assets	(537,409)	—
Investments in Software Development	—	(43,750)

Net Cash Used in Investing Activities	(1,303,449)	(415,153)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	39,375
Proceeds from Common Stock Offerings	—	30,000,000
Issuance Costs on Common Stock Offerings	—	(1,975,000)

Net Cash Flows from Financing Activities	—	28,064,375

Net Increase (Decrease) in Cash and Cash Equivalents	(7,177,806)	21,178,244
Cash and Cash Equivalents - Beginning of Period	17,263,643	14,889,636

Cash and Cash Equivalents - End of Period	$10,085,837	$36,067,880

Supplemental Disclosures
Interest Paid in Cash	$—	$19,999
Cumulative Revenue Adjustment - ASC 606 Adoption	—	81,724
Investment in Other Intangible Assets included in Accrued Expenses	250,000	—
Unamortized Common Stock Expense included in Prepaid Expenses	463,154	—
Operating Lease Right-of-Use Asset	860,277	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three months ended March 31, 2019 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2018, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the three months ended March 31, 2019 of $6,359,761 and annual net losses of $21,875,713 in 2018 and $19,633,502 in 2017. As of March 31, 2019, the Company has an accumulated deficit of $124,626,202.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

•	the continued sale of our existing M300, M300XL and Blade inventory;
•	the introduction of our M400 Smart Glasses, our third-generation monocular device for enterprise. We expect to launch the product in the third quarter of 2019;
•	the commencement of volume manufacturing and sale of the new M100 Smart Swim product in the third quarter of 2019;
•	new engineering services and product sales into business customers, first responder, defense and governmental entity customers;
•	tightly control operating costs and reduce spending growth rates wherever possible;
•	decrease tradeshow and PR firm spending;
•	right size operations across all areas of the Company, both with head-count and spending;
•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products; and
•	reduce the rate of research and development spending on new technologies, particularly the use of costly external contractors.

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

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). This ASU requires that when determining whether certain financial instruments should be classified as liabilities or equity instruments, an entity should not consider the down round feature. The provisions of the ASU related to down rounds are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We have adopted this standard effective January 1, 2019. The adoption of this standard did not impact our Consolidated Financial Statements for the current or prior periods presented.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. We have adopted this standard effective January 1, 2019. Upon adoption, we recognized an Operating Lease Right-of-Use Asset of $994,000, a current Operating Lease Liability of $533,000 and a long-term Operating Lease Liability of $461,000. We applied Topic 842 to all leases as of January 1, 2019 with comparable periods continuing to be reported under Topic 840. Upon adoption, we elected: (i) the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and (ii) the practical expedient which allows us not to separate non-lease components from lease components, as they are not considered the predominate components in our contracts. The adoption of this standard does not have a significant impact on our consolidated results of operations or cash flows. See Note 12 for further details.

For the three months ended March 31, 2019, no one customer represented more than 10% of our product revenue. For the three months ended March 31, 2018, Toshiba Japan represented 94% of the Company’s engineering revenues and 18% of the Company’s total revenues.

As of March 31, 2019, no significant customer represented more than 10% of accounts receivable. As of December 31, 2018, Toshiba and SATS represented 32% and 38%, respectively, of accounts receivable.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses and iWear Video Headphones Sales, OEM product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended March 31,
	2019	2018

Revenues
Smart Glasses and iWear Video Headphones Sales	$1,278,371	$1,212,771
OEM Product Sales	—	114,170
Waveguide and Display Engine Sales	95,000	36,438
Engineering Services	—	180,516

Total Revenue	$1,373,371	$1,543,895

Significant Judgments

Under Topic 606, there are judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include considerations in determining our transaction prices for our standard product sales that include an end-user 30-day right to return if not satisfied with product and include payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

Performance Obligations

 Revenues from our performance obligations satisfied at a point in time are typically for standard goods (Smart Glasses, Waveguides, and Display Engines) and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services is measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

Our standard product sales include a twelve (12) month assurance-type product warranty, except in certain European countries where it can be twenty-four (24) months for some consumer-focused products. In the case of our OEM product and waveguide sales, some include a standard product warranty of up to eighteen (18) months. In 2018, we began offering extended warranties to customers, which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our engineering services contracts vary from contract to contract but typically include payment terms of Net 30 days from date of billing, subject to an agreed upon customer acceptance period.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the three months ended March 31, 2019:

% of Total Net Sales
Point-in-Time	100%
Over Time - Input Method	—%
Total	100%

Remaining Performance Obligations

As of March 31, 2019, the Company had $970,000 of performance obligations under our OEM product purchase agreement, which represents the transaction price of firm orders less inception to date sales recognized. The Company expects to recognize sales relating to this existing performance obligation of $970,000 during the second quarter of 2019.

As of March 31, 2019, the Company had $148,000 of remaining performance obligations related to its extended warranties. The Company expects to recognize this deferred revenue on a twelve (12) month straight-line basis beginning on October 1, 2019.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three months ended March 31, 2019 and 2018, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of March 31, 2019 and 2018, there were 7,529,006 and 8,800,821 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	March 31,	December 31,
	2019	2018

Purchased Parts and Components	$3,206,094	$3,284,848
Work in Process	631,840	1,523,616
Finished Goods	4,783,213	2,837,183
Less: Reserve for Obsolescence	(510,921)	(363,845)
Net	$8,110,226	$7,281,802

Note 5 – Intangible Asset, Net

	March 31, 2019	December 31, 2018

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(204,000)	(102,000)

Intangible Asset, Net	$1,296,000	$1,398,000

On October 4, 2018, the Company entered into amendment No. 1 to the original agreements (the “TDG Amendment”) with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company will be permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished goods or systems for sale to military organizations, subject to certain conditions. The Company will also be permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 2022.

This reacquired right covers the entire remaining term of the original non-compete agreement with TDG, which expires June 15, 2022. The capitalized cost of this reacquired right is being amortized over 44 months, which began in October 2018. Total amortization expense for this intangible asset for the three months ended March 31, 2019 was $102,000. As of March 31, 2019, there was $250,000 in accrued current liabilities for the final payment due under the terms of this agreement.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2019	2018

Accrued Wages and Related Costs	$281,286	$461,619
Accrued Professional Services	123,967	138,438
Accrued Warranty Obligations	241,530	218,047
Other Accrued Expenses	296,227	795,974

Total	$943,010	$1,614,078

Included in Other Accrued Expenses as of March 31, 2019 is $250,000 for the final payment described above in Note 5 related to the TDG Amendment. As of December 31, 2018, there was $750,000 in Other Accrued Expenses related to the TDG Amendment.

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

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2019 and the balance as of December 31, 2018 were as follows:

Accrued Warranty Obligation at December 31, 2018	$218,047
Reductions for Settling Warranties	(62,394)
Warranties Issued During Period	85,877

Accrued Warranty Obligations at March 31, 2019	$241,530

Note 7 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of March 31, 2019 and December 31, 2018, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on March 31, 2019 and December 31, 2018.

On January 2, 2015 the Company closed a sale of Series A Preferred Stock to Intel Corporation (the “Series A Purchaser”), pursuant to which we issued and sold an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000. Each share of Series A Preferred Stock is convertible, at the option of the Series A holder, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price, which is equal to $5.00).

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of March 31, 2019, total accumulated and unpaid preferred dividends were $7,134,996. As of December 31, 2018, total accumulated and unpaid preferred dividends were $6,669,232. There were no declared preferred dividends owed as of March 31, 2019 or December 31, 2018.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $.001. As of March 31, 2019 and December 31, 2018 there were 27,597,917 and 27,591,670 shares of common stock issued and outstanding, respectively.

Note 9 – Stock Warrants

A summary of the various changes in warrants during the three-month period ended March 31, 2019 is as follows:

Number of Warrants

Warrants Outstanding at December 31, 2018	2,233,062
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	(1,200,000)

Warrants Outstanding at March 31, 2019	1,033,062

The outstanding warrants as of March 31, 2019 expire on June 18, 2021. The remaining term of the warrants is 2.2 years and the exercise price is $7.00 per share.

Note 10 – Stock-Based Compensation Plans

A summary of stock option activity for the three months ended March 31, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2018	1,546,521	$5.11
Granted	—	—
Exercised	—	—
Expired or Forfeited	(11,500)	5.98

Outstanding at March 31, 2019	1,535,021	$5.10

The weighted average remaining contractual term for all options as of March 31, 2019 and December 31, 2018 was 6.9 years and 7.2 years, respectively.

As of March 31, 2019, there were 999,891 options that were fully-vested and exercisable at a weighted average exercise price of $4.73 per share. The weighted average remaining contractual term on the vested options is 6.0 years.

As of March 31, 2019, there were 535,130 unvested options exercisable at a weighted average exercise price of $5.80 per share. The weighted average remaining contractual term on the unvested options is 8.7 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2019, the Company had approximately $2,700,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.7 years.

For the three months ended March 31, 2019 and 2018, the Company recorded total stock-based compensation expense, including stock awards, of approximately $490,000 and $508,000, respectively.

Note 11 – Litigation

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

Note 12 – Right-of-Use Assets and Liabilities

The Company has signed several lease agreements, with the largest being for its office and manufacturing facility in the Rochester, New York area under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. This renewal term is excluded from our right-to-use asset and liability as of March 31, 2019 as the renewal option for our current leased facility is not reasonably certain. Rent expense under the operating leases totaled $140,300 and $112,896 for the three months ended March 31, 2019 and 2018, respectively.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance charges in the annual rental payments. Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of March 31, 2019, the weighted average discount rate was 5% and the weighted average remaining lease term was 1.7 years.

Future lease payments under operating leases as of March 31, 2019 were as follows:

Remainder of 2019		$428,109
2020		451,832
2021		7,854
2022		7,854
2023		5,236
	Total Future Lease Payments	900,885
	Less: Imputed Interest	(40,608)
	Total Lease Liability Balance	$860,277

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2018.

As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix”, “management,” “we,” “our,” and “us” refer to Vuzix Corporation.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments and embedded derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our consolidated financial statements are:

•	Valuation of inventories;
•	Carrying value of long-lived assets;
•	Going Concern;
•	Software development costs;
•	Revenue recognition;

•	Product warranty;
•	Stock-based compensation; and
•	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our accounting policies other than the adoption of ASC 842, see Note 12 for further discussion, for the three-month period ended March 31, 2019.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable computing devices and augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as HUDs or near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head-worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, first responder, and medical markets. All of the mobile display and mobile electronics markets in which we compete have been and continue to be subject to rapid technological change almost yearly over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in the design and manufacturing of micro-display projection engines, waveguides, mechanical packaging, ergonomics, and optical systems.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2019 and 2018:

	The Months Ended March 31,
	2019	2018	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$1,373,371	$1,363,379	$9,992	1%
Sales of Engineering Services	—	180,516	(180,516)	(100%)

Total Sales	1,373,371	1,543,895	(170,524)	(11%)

Cost of Sales:
Cost of Sales - Products	1,333,481	1,182,215	151,266	13%
Cost of Sales - Engineering Services	—	184,555	(184,555)	(100%)

Total Cost of Sales	1,333,481	1,366,770	(33,289)	(2%)

Gross Profit (exclusive of depreciation shown separately below)	39,890	177,125	(137,235)	(77%)
Gross Profit %	3%	11%

Operating Expenses:
Research and Development	2,516,100	2,055,787	460,313	22%
Selling and Marketing	1,417,966	1,534,097	(116,131)	(8%)
General and Administrative	1,896,402	1,665,229	231,173	14%
Depreciation and Amortization	559,089	273,622	285,467	104%

Loss from Operations	(6,349,667)	(5,351,610)	(998,057)	19%

Other Income (Expense):
Investment Income	58,313	—	58,313	NM
Other Taxes	(52,662)	(28,542)	(24,120)	85%
Foreign Exchange Loss	(15,745)	(4,418)	(11,327)	256%
Gain on Derivative Valuation	—	28,133	(28,133)	(100%)
Interest Expense	—	(9,213)	9,213	(100%)

Total Other Expense	(10,094)	(14,040)	3,946	(28%)

Loss Before Provision for Income Taxes	(6,359,761)	(5,365,650)	(994,111)	19%
Provision for Income Taxes	—	—	—	—

Net Loss	$(6,359,761)	$(5,365,650)	$(994,111)	19%

Sales.    There was an overall decrease in total sales for the quarter ended March 31, 2019 over the same period in 2018 of $170,524 or 11%. The following table reflects the major components of our sales:

	Quarter Ended March 31, 2019	% of Sales	Quarter Ended March 31, 2018	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$1,252,001	91%	$1,176,121	76%	$75,880	6%
Sales of Video Eyewear	—	0%	117,830	8%	(117,830)	(100)%
Sales of Waveguides & Display Engines	95,000	7%	36,438	2%	58,562	161%
Sales Freight out	26,370	2%	32,990	2%	(6,620)	(20)%
Sales of Engineering Services	—	0%	180,516	12%	(180,516)	(100)%
Total Sales	$1,373,371	100%	$1,543,895	100%	$(170,524)	(11)%

Sales of smart glasses products rose by 6%, primarily the result of our new Blade Smart Glasses included in this revenue category. There were no sales of Video Eyewear in the 2019 period as the product was discontinued in September 2018. Sales of Waveguides and Display Engines for the three months ended March 31, 2019 were $95,000 versus $32,990 in the prior year’s comparable period.

Sales of engineering services for the three-month period ending March 31, 2019 was nil as compared to $180,516 in the 2018 period. There were no new programs that commenced in the first quart of 2019 and all the 2018 engineering services projects were completed by end of the year.

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

Component of Cost of Sales	Quarter Ended March 31, 2019	As % Related Product Sales	Quarter Ended March 31, 2018	As % Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$710,098	52%	$624,928	46%	$85,170	14%
Freight Costs	132,970	10%	148,078	11%	(15,108)	(10%)
Manufacturing Overhead	415,901	30%	258,843	19%	157,058	61%
Warranty Costs	23,483	2%	123,060	9%	(99,577)	(81%)
Amortization of Software Development Costs	25,000	2%	—	0%	25,000	NM
Software Royalties	26,029	2%	27,306	2%	(1,277)	(5%)

Total Cost of Sales - Products	$1,333,481	97%	$1,182,215	87%	$151,266	13%

Gross Profit - Product Sales	$39,890	3%	$181,164	13%	$(141,274)	(78%)

For the quarter ended March 31, 2019, we reported an overall gross profit from product sales of $39,890 as compared to $181,164 in the prior year’s period. On a product cost of sales basis only, product direct costs were 52% of sales in the 2019 period as compared to 46% in the prior year’s period, the increase resulting from slightly lower margins on our Blade Smart Glasses as compared to our M series products. Manufacturing overhead costs for the 2019 period, as a percentage of total product sales, increased to 30% for the 2019 period from 19% in the 2018 period, as we have increased our production floor space, including related personnel, in anticipation of increased Blade manufacturing and the expected commencement in Q3-2019 of M400 production.

Costs for engineering services for the three months ended March 31, 2019 were nil as compared to $184,555 in the three-month period ending March 31, 2018. The 2018 period amounts represented costs related to the Toshiba engineering program which was completed in March 2018. There was nil gross profit from engineering services for the 2019 period versus a gross loss from engineering services of $4,039 in the same period in 2018 when the Toshiba project was active.

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

	Quarter Ended March 31, 2019	% of Sales	Quarter Ended March 31, 2018	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$2,516,100	183%	$2,055,787	133%	$460,313	22%

Comparing our research and development costs for the quarter ended March 31, 2019 versus the same period in 2018, there was an increase in salary, benefits and stock compensation expenses of $358,585, primarily the result of additional R&D staff as compared to the same period in 2018; and an increase of $102,000 in consulting fees for software contractors relating to our Blade product.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Quarter Ended March 31, 2019	% of Sales	Quarter Ended March 31, 2018	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$1,417,966	103%	$1,534,097	99%	$(116,131)	(8%)

These costs decreased overall as compared to the same period in 2018 primarily due to the following factors: a $73,261 decrease in salary, commissions, benefits and stock compensation expenses; a $38,883 decrease in advertising, marketing and trade show costs; a $44,268 decrease in website costs; partially offset by a $28,138 increase in consulting fees.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Quarter Ended March 31, 2019	% of Sales	Quarter Ended March 31, 2018	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$1,896,402	138%	$1,665,229	108%	$231,173	14%

General and administrative costs rose by 14% or $231,173 for the first quarter of 2019 versus the 2018 period primarily because of: increased accounting and SOX consultant costs of $39,383; increased IT and security assessment consulting fees of $208,984; increased legal fees of $158,170; increased IR and shareholder related expenses of $20,632; offset by a decrease in salary, commissions, benefits and stock compensation expenses of $160,027 and a decrease in travel expenses of $40,122.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended March 31, 2019 was $559,089 as compared to $273,622 in the same period in 2018, an increase of $285,467. The increase in depreciation and amortization expense is due to new investments in depreciable assets and our intangible asset related to the TDG Amendment.

Other Income (Expense).  Total other expense was $10,094 for the three months ended March 31, 2019 as compared to $14,040 in the same period in 2018. The overall decrease of $3,946 in other expenses was primarily the result of an increased loss of $24,120 in other taxes; a decreased gain of $28,133 in derivative valuation for the three months ended March 31, 2019 as compared to the same period in 2018, offset by a $58,313 increase in investment income.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending March 31, 2019 and 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $10,085,837, a decrease of $7,177,806 from $17,263,643 as of December 31, 2018.

At March 31, 2019, we had current assets of $19,654,531 compared to current liabilities of $3,574,556 which resulted in a positive working capital position of $16,079,975. At December 31, 2018, we had a working capital position of $22,706,430. Our current liabilities are comprised principally of accounts payable, operating lease liabilities and accrued expenses.

Operating Activities. We used $5,874,357 of cash for operating activities for the three months ended March 31, 2019 and $6,470,978 in the same period in 2018. The net cash operating loss after adding back non-cash adjustments for the three months ended March 31, 2019 was $5,285,918, along with the following changes in operating assets and liabilities for the period: a $572,577 decrease in accounts receivable, a $828,424 increase in net inventory, a $368,658 decrease in vendor prepayments, a $437,947 decrease in prepaid expenses, and $952,497 decrease in accounts payable. The net cash operating loss after adding back non-cash adjustments for the comparative three-month period ended March 31, 2018 was $4,611,710, along with the following changes in operating assets and liabilities for the 2018 period: a $497,784 decrease in accrued revenue, a $424,013 increase in net inventory, a $1,978,637 decrease in accounts payable, and a $211,052 decrease in accrued expenses.

Investing Activities.   Cash used in investing activities was $1,303,449 for the three months ended March 31, 2019 as compared to $415,153 in the same period in 2018. During the first three months of 2019, $724,565 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment as compared to a spending of $306,739 for the same period in 2018. The costs of registering our intellectual property rights and license purchases, included in the investing activities totals described above, were $41,475 in the three-month period ended March 31, 2019 and $64,664 in the same period in 2018. During the three months ended March 31, 2019, a total of $537,409 in license and other intangible asset costs were capitalized, $500,000 of which was the second of three payments required under our TDG Amendment, versus nil for the same period in 2018.

Financing Activities.  We generated no cash from financing activities for the three months ended March 31, 2019 as compared to $28,064,375 in the same period in 2018.

Capital Resources.   As of March 31, 2019, we had a cash and cash equivalents balance of $10,085,837.

We incurred a net loss for the three months ended March 31, 2019 of $6,359,761 and annual net losses of $21,875,713 in 2018 and $19,633,502 in 2017. The Company has an accumulated deficit of $124,626,202 as of March 31, 2019.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. The Company needs to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. The Company’s management intends to take actions necessary to continue as a going concern, and accordingly, our consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements included in this report do not include any adjustments to the specific amounts and classifications of assets and liabilities which might be necessary should we be unable to continue as a going concern.

Historically, the Company has met its cash needs primarily by the sale of equity. If the Company raises additional funds by new equity issuances, the ownership interests of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

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

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements concerning:

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
•	the effect of competitors and competition in our markets;
•	our wearable products and their market acceptance and future potential;
•	our ability to develop, timely introduce, and effectively manage the introduction of new products and services or improve our existing products and services;
•	expected technological advances by us or by third parties and our ability to leverage them;
•	our ability to attract and retain customers;
•	our ability to accurately forecast consumer demand and adequately manage inventory;
•	our ability to deliver an adequate supply of product to meet demand;
•	our ability to maintain and promote our brand and expand brand awareness;
•	our ability to detect, prevent, or fix defects in our products;
•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
•	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
•	our ability to attract and retain highly skilled employees;
•	the impact of foreign currency exchange rates;
•	the effect of future regulations;
•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
•	general market, political, economic and business conditions.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our annual report on Form 10-K for the year ended December 31, 2018 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at March 31, 2019.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. There have been no material changes from those risk factors. The risks discussed in our 2018 annual report could materially affect our business, financial condition and future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

•	During the three months ended March 31, 2019, we issued 6,247 shares of common stock to an employee for their vested stock award.

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

VUZIX CORPORATION

Date: May 9, 2019	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

