Form 10-Q
period 2019-06-30
Vuzix Corp
filed 2019-08-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 9, 2019, there were 33,083,620 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$3,359,730	$17,263,643
Accounts Receivable	1,024,146	772,336
Accrued Project Revenue	281,783	—
Inventories, Net	8,428,223	7,281,802
Manufacturing Vendor Prepayments	515,661	755,219
Prepaid Expenses and Other Assets	813,482	1,310,095

Total Current Assets	14,423,025	27,383,095

Long-Term Assets
Fixed Assets, Net	4,614,642	4,291,690
Operating Lease Right-of-Use Asset	697,510	—
Patents and Trademarks, Net	1,244,251	1,164,543
Software Development Costs, Net	150,000	200,000
Licenses, Net	376,666	437,120
Intangible Asset, Net	1,194,000	1,398,000
Other Assets	305,418	259,192

Total Assets	$23,005,512	$35,133,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,587,271	$2,668,241
Operating Lease Liability	533,289	—
Customer Deposits	820	152,362
Unearned Revenue	229,205	211,726
Accrued Expenses	640,792	1,614,078
Taxes Payable	59,489	30,258

Total Current Liabilities	3,050,866	4,676,665

Long-Term Liabilities
Operating Lease Liability	164,221	—

Total Liabilities	3,215,087	4,676,665

Stockholders' Equity
Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of June 30, 2019 and December 31, 2018.	50	50
Common Stock - $.001 Par Value, 100,000,000 Shared Authorized; 27,604,166 Shares Issued and Outstanding as of June 30, 2019 and 27,591,670 as of December 31, 2018.	27,604	27,591
Additional Paid-in Capital	149,444,907	148,695,775
Accumulated Deficit	(129,682,136)	(118,266,441)

Total Stockholders' Equity	19,790,425	30,456,975

Total Liabilities and Stockholders' Equity	$23,005,512	$35,133,640

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Six Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2019	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975

Stock-Based Compensation Expense	—	—	12,496	13	749,132	—	749,145
YTD 2019 Net Loss	—	—	—	—	—	(11,415,695)	(11,415,695)

Balance - June 30, 2019	49,626	$50	27,604,166	$27,604	$149,444,907	$(129,682,136)	$19,790,425

	Three Months Ended June 30, 2019
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - March 31, 2019	49,626	$50	27,597,917	$27,598	$149,109,454	$(124,626,202)	$24,510,900

Stock-Based Compensation Expense	—	—	6,249	6	335,453	—	335,459
Q2 2019 Net Loss	—	—	—	—	—	(5,055,934)	(5,055,934)

Balance - June 30, 2019	49,626	$50	27,604,166	$27,604	$149,444,907	$(129,682,136)	$19,790,425

	Six Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2018	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Revenue Adjustment - ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Exercise of Warrants	—	—	24,928	25	55,697	—	55,722
Exercise of Stock Options	—	—	8,433	8	(8)	—	—
Stock-Based Compensation Expense	—	—	27,576	28	932,660	—	932,688
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
YTD 2018 Net Loss	—	—	—	—	—	(11,514,098)	(11,514,098)

Balance - June 30, 2018	49,626	$50	27,337,212	$27,337	$146,838,188	$(107,904,826)	$38,960,749

	Three Months Ended June 30, 2018
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - March 31, 2018	49,626	$50	27,307,455	$27,307	$146,313,883	$(101,756,373)	$44,584,857

Stock-Based Compensation Expense	—	—	29,757	30	524,305	—	524,335
Q2 2018 Net Loss	—	—	—	—	—	(6,148,443)	(6,148,443)

Balance - June 30, 2018	49,626	$50	27,337,212	$27,337	$146,838,188	$(107,904,826)	$38,960,749

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales:
Sales of Products	$1,834,915	$2,647,583	$3,208,286	$4,010,962
Sales of Engineering Services	350,946	—	350,946	180,516

Total Sales	2,185,861	2,647,583	3,559,232	4,191,478

Cost of Sales:
Cost of Sales - Products	1,941,350	1,977,410	3,274,832	3,159,584
Cost of Sales - Engineering Services	92,472	—	92,472	184,596

Total Cost of Sales	2,033,822	1,977,410	3,367,304	3,344,180

Gross Profit (exclusive of depreciation shown separately below)	152,039	670,173	191,928	847,298

Operating Expenses:
Research and Development	1,987,129	2,564,119	4,503,228	4,619,910
Selling and Marketing	822,749	1,545,160	2,240,714	3,079,258
General and Administrative	1,803,590	2,320,151	3,699,992	3,985,381
Depreciation and Amortization	607,965	294,988	1,167,054	568,610

Total Operating Expenses	5,221,433	6,724,418	11,610,988	12,253,159
Loss from Operations	(5,069,394)	(6,054,245)	(11,419,060)	(11,405,861)

Other Income (Expense):
Investment Income	32,739	39,986	91,052	39,986
Other Taxes	(10,301)	(1,316)	(62,963)	(29,858)
Foreign Exchange Loss	(8,978)	(5,235)	(24,724)	(9,652)
Loss on Asset Disposal	—	(56,836)	—	(56,836)
Loss on Derivative Valuation	—	(63,820)	—	(35,687)
Interest Expense	—	(6,977)	—	(16,190)

Total Other Income (Expense)	13,460	(94,198)	3,365	(108,237)

Loss Before Provision for Income Taxes	(5,055,934)	(6,148,443)	(11,415,695)	(11,514,098)
Provision for Income Taxes	—	—	—	—

Net Loss	(5,055,934)	(6,148,443)	(11,415,695)	(11,514,098)
Preferred Stock Dividends	(477,907)	(450,276)	(943,672)	(889,112)
Loss Attributable to Common Stockholders	$(5,533,841)	$(6,598,719)	$(12,359,367)	$(12,403,210)

Basic and Diluted Loss per Share	$(0.20)	$(0.24)	$(0.45)	$(0.46)
Weighted-average Shares Outstanding - Basic and Diluted	27,602,014	27,326,649	27,598,909	26,814,264

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net Loss	$(11,415,695)	$(11,514,098)
Non-Cash Adjustments
Depreciation and Amortization	1,167,054	568,610
Amortization of Software Development Costs in Cost of Sales - Products	50,000	—
Stock-Based Compensation	872,250	932,687
Loss on Disposal of Fixed Assets	—	56,836
Loss on Derivative Valuation	—	35,687
(Increase) Decrease in Operating Assets
Accounts Receivable	(251,810)	(1,070,354)
Accrued Project Revenue	(281,783)	497,784
Inventories	(1,146,421)	(1,421,603)
Vendor Prepayments	239,558	(259,714)
Prepaid Expenses and Other Assets	496,613	104,873
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,080,970)	(1,106,884)
Accrued Expenses	(223,286)	(217,682)
Customer Deposits	(151,542)	155,919
Unearned Revenue	17,479	43,217
Income and Other Taxes Payable	25,432	17,468
Accrued Compensation	—	511,365
Accrued Interest	—	(87,875)

Net Cash Flows Used in Operating Activities	(11,683,121)	(12,753,764)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(1,286,811)	(603,441)
Investments in Patents and Trademarks	(137,755)	(108,480)
Investments in Licenses and Other Intangible Assets	(796,226)	(250,000)
Investments in Software Development	—	(87,500)

Net Cash Used in Investing Activities	(2,220,792)	(1,049,421)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	39,375
Proceeds from Common Stock Offerings	—	30,000,000
Issuance Costs on Common Stock Offerings	—	(1,975,000)

Net Cash Flows from Financing Activities	—	28,064,375

Net (Decrease) Increase in Cash and Cash Equivalents	(13,903,913)	14,261,190
Cash and Cash Equivalents - Beginning of Period	17,263,643	14,889,636

Cash and Cash Equivalents - End of Period	$3,359,730	$29,150,826

Supplemental Disclosures
Amortized Common Stock Expense and Vested Common Stock Issued	$123,105	$—
Cumulative Revenue Adjustment - ASC 606 Adoption	$—	$81,724

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company") have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2018, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the six months ended June 30, 2019 of $11,415,695 and annual net losses of $21,875,713 in 2018 and $19,633,502 in 2017. As of June 30, 2019, the Company has an accumulated deficit of $129,682,136.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

•	the continued sale of our existing M300XL and Blade inventory;
•	the introduction of our M400 Smart Glasses, our third-generation monocular device for enterprise. We expect to launch the product in the third quarter of 2019;
•	the commencement of volume manufacturing and sale of the new M100 Smart Swim product in the third quarter of 2019;
•	new engineering services and product sales to business customers, first responder, defense and governmental entity customers;
•	tightly control operating costs and reduce spending growth rates wherever possible;
•	decrease tradeshow and external PR expenditures;
•	right size operations across all areas of the Company, including head-count and spending;
•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products; and
•	reduce the rate of research and development spending on new technologies, particularly the use of external contractors.

Historically, the Company has met its cash needs primarily by the sale of equity. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock and warrants to purchase an aggregate of up to 5,479,454 shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share for aggregate gross sale proceeds of $20,000,000. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,800,000. The warrants associated with the stock sale will be exercisable for a period of two years commencing six months from issuance date at an exercise price of $4.10 per share.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Customer Concentrations

For the six months ended June 30, 2019, Foxconn Technology Group, or Foxconn (f/k/a Toshiba Japan) represented 30% of the Company’s product revenues and 27% of the Company’s total revenues. For the six months ended June 30, 2018, Toshiba Japan represented 94% of the Company’s engineering revenues and 27% of the Company’s total revenues.

As of June 30, 2019, Foxconn represented 92% of accounts receivable. As of December 31, 2018, Toshiba Japan and SATS Ltd. represented 32% and 38%, respectively, of accounts receivable.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2020 and early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses and iWear Video Headphone Sales, OEM Product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Smart Glasses and iWear Video Headphone Sales	$835,847	$1,907,476	$2,114,218	$3,120,247
OEM Product Sales	951,570	651,895	951,570	766,065
Waveguide and Display Engine Sales	47,498	88,212	142,498	124,650
Engineering Services	350,946	—	350,946	180,516

Total Revenue	$2,185,861	$2,647,583	$3,559,232	$4,191,478

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

Performance Obligations

Revenues from our performance obligations satisfied at a point in time are typically for standard goods (Smart Glasses, iWear Video Headphone and, Waveguides and Display Engines) and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services is measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

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

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the six months ended June 30, 2019:

% of Total Net Sales
Point-in-Time	90%
Over Time - Input Method	10%
Total	100%

Remaining Performance Obligations

As of June 30, 2019, the Company had $315,000 of performance obligations under our current waveguide development agreements with a global aerospace firm, which represents the total transaction price of these development agreements of $666,000, less revenue recognized under percentage of completion in the second quarter. The Company expects to recognize the remaining revenue relating to these existing performance obligations of $315,000 in the third and fourth quarter of 2019. Revenues earned less amounts paid at June 30, 2019 in the amount of $281,783 are reflected as Accrued Project Revenue in the accompanying balance sheet.

As of June 30, 2019, the Company had $148,000 of remaining performance obligations related to its extended warranties. The Company expects to recognize this deferred revenue on a twelve (12) month straight-line basis beginning on October 1, 2019.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and six months ended June 30, 2019 and 2018, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2019 and 2018, there were 7,390,669 and 8,772,813 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	June 30,	December 31,
	2019	2018
Purchased Parts and Components	$3,527,189	$3,284,848
Work in Process	731,208	1,523,616
Finished Goods	4,733,711	2,837,183
Less: Reserve for Obsolescence	(563,885)	(363,845)
Net	$8,428,223	$7,281,802

Note 5 – Intangible Asset, Net

	June 30, 2019	December 31, 2018
Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(306,000)	(102,000)

Intangible Asset, Net	$1,194,000	$1,398,000

On October 4, 2018, the Company entered into amendment No. 1 to the original agreements (the “TDG Amendment”) with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company will be permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into finished goods or systems for sale to military organizations, subject to certain conditions. The Company will also be permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 2022.

This reacquired right covers the entire remaining term of the original non-compete agreement with TDG, which expires June 15, 2022. The capitalized cost of this reacquired right is being amortized over 44 months, which began in October 2018. Total amortization expense for this intangible asset for the three and six months ended June 30, 2019 was $102,000 and $204,000, respectively. Future monthly amortization expense for the next 35 months is $34,000 per month.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued Wages and Related Costs	$237,297	$461,619
Accrued Professional Services	126,289	138,438
Accrued Warranty Obligations	246,039	218,047
Other Accrued Expenses	31,167	795,974

Total	$640,792	$1,614,078

As of December 31, 2018, there was $750,000 in Other Accrued Expenses related to the TDG Amendment (see Note 5).

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

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2019 and the balance as of December 31, 2018 were as follows:

Accrued Warranty Obligation at December 31, 2018	$218,047
Reductions for Settling Warranties	(64,504)
Warranties Issued During Period	92,496

Accrued Warranty Obligations at June 30, 2019	$246,039

Note 7 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of June 30, 2019 and December 31, 2018, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on June 30, 2019 and December 31, 2018.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of June 30, 2019, total accumulated and unpaid preferred dividends were $7,612,904. As of December 31, 2018, total accumulated and unpaid preferred dividends were $6,669,232. There were no declared preferred dividends owed as of June 30, 2019 or December 31, 2018.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $.001. As of June 30, 2019 and December 31, 2018 there were 27,604,166 and 27,591,670 shares of common stock issued and outstanding, respectively.

  Historically, the Company has met its cash needs primarily by the sale of equity. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock and warrants to purchase an aggregate of up to 5,479,454 shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share for aggregate gross sale proceeds of $20,000,000. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,800,000. The warrants associated with the stock sale will be exercisable for a period of two years commencing six months from issuance date at an exercise price of $4.10 per share.

Note 9 – Stock Warrants

A summary of the various changes in warrants during the six months ended June 30, 2019 is as follows:

Number of Warrants
Warrants Outstanding at December 31, 2018	2,233,062
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	(1,200,000)

Warrants Outstanding at June 30, 2019	1,033,062

The outstanding warrants as of June 30, 2019 expire on June 18, 2021. The remaining term of the warrants is 2 years and the exercise price is $7.00 per share.

Note 10 – Stock-Based Compensation Plans

A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,546,521	$5.11
Granted	—	—
Exercised	—	—
Expired or Forfeited	(151,514)	5.52

Outstanding at June 30, 2019	1,395,007	$5.07

The weighted average remaining contractual term for all options as of June 30, 2019 and December 31, 2018 was 6.5 years and 7.2 years, respectively.

As of June 30, 2019, there were 980,475 options that were fully-vested and exercisable at a weighted average exercise price of $4.73 per share. The weighted average remaining contractual term on the vested options is 5.6 years.

As of June 30, 2019, there were 414,532 unvested options exercisable at a weighted average exercise price of $5.87 per share. The weighted average remaining contractual term on the unvested options is 8.6 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2019, the Company had approximately $2,100,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.6 years.

For the three months ended June 30, 2019 and 2018, the Company recorded total stock-based compensation expense, including stock awards, of approximately $382,000 and $408,000, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded total stock-based compensation expense, including stock awards, of approximately $872,000 and $933,000, respectively.

Note 11 – Litigation

We are not currently involved in any actual or pending material legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property except as follows:

We filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York on April 5, 2018. The Company’s complaint against Mr. Pearson alleges he published false and defamatory articles about the Company. Vuzix is seeking damages in excess of $80 million, including punitive damages, and money damages. The lawsuit was moved from New York State Supreme Court, New York County, to the United States District Court, Southern District of New York, and the parties are awaiting a court ruling on the motion to dismiss that the defendant filed on May 3, 2019.

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

Note 12 – Right-of-Use Assets and Liabilities

The Company has signed several lease agreements, with the largest being for its office and manufacturing facility in the Rochester, New York area under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. This renewal term is excluded from our right-to-use asset and liability as of June 30, 2019 as the renewal option for our current leased facility is not reasonably certain. Operating lease cost under the operating leases totaled $149,777 and $118,900 for the three months ended June 30, 2019 and 2018, respectively. Operating lease cost under the operating leases totaled $290,077 and $231,796 for the six months ended June 30, 2019 and 2018, respectively.

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

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of June 30, 2019, the weighted average discount rate was 5% and the weighted average remaining lease term was 1.3 years.

Future lease payments under operating leases as of June 30, 2019 were as follows:

Remainder of 2019	$282,614
2020	441,607
Total Future Lease Payments	724,221
Less: Imputed Interest	(26,711)
Total Lease Liability Balance	$697,510

Note 13 – Subsequent Events

  Historically, the Company has met its cash needs primarily by the sale of equity. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock, and warrants to purchase an aggregate of up to 5,479,454 shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share for aggregate gross sale proceeds of $20,000,000. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,800,000. The warrants associated with the stock sale will be exercisable for a period of two years commencing six months from issuance date at an exercise price of $4.10 per share.

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

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate the estimates we use in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments and embedded derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our accounting policies other than the adoption of ASC 842, see Note 12 for further discussion, for the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$1,834,915	$2,647,583	$(812,668)	(31%)
Sales of Engineering Services	350,946	—	350,946	NM

Total Sales	2,185,861	2,647,583	(461,722)	(17%)

Cost of Sales:
Cost of Sales - Products	1,941,350	1,977,410	(36,060)	(2%)
Cost of Sales - Engineering Services	92,472	—	92,472	NM

Total Cost of Sales	2,033,822	1,977,410	56,412	3%

Gross Profit (exclusive of depreciation shown separately below)	152,039	670,173	(518,134)	(77%)
Gross Profit %	7%	25%

Operating Expenses:
Research and Development	1,987,129	2,564,119	(576,990)	(23%)
Selling and Marketing	822,749	1,545,160	(722,411)	(47%)
General and Administrative	1,803,590	2,320,151	(516,561)	(22%)
Depreciation and Amortization	607,965	294,988	312,977	106%

Loss from Operations	(5,069,394)	(6,054,245)	984,851	(16%)

Other Income (Expense):
Investment Income	32,739	39,986	(7,247)	(18%)
Other Taxes	(10,301)	(1,316)	(8,985)	683%
Foreign Exchange Loss	(8,978)	(5,235)	(3,743)	71%
Loss on Asset Disposal	—	(56,836)	56,836	(100%)
Loss on Derivative Valuation	—	(63,820)	63,820	(100%)
Interest Expense	—	(6,977)	6,977	(100%)

Total Other Income (Expense)	13,460	(94,198)	107,658	(114%)

Net Loss	$(5,055,934)	$(6,148,443)	$1,092,509	(18%)

Sales.   There was an overall decrease in total sales for the three months ended June 30, 2019 over the same period in 2018 of $461,722 or 17%. The following table reflects the major components of our sales:

	Three Months Ended June 30, 2019	% of Sales	Three Months Ended June, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Sales of Smart Glasses	$812,305	37%	$1,795,723	68%	$(983,418)	(55%)
Sales of OEM Products	951,570	44%	651,895	25%	299,675	46%
Sales of Video Eyewear	—	0%	90,764	3%	(90,764)	(100%)
Sales of Waveguides & Display Engines	47,499	2%	88,212	3%	(40,713)	(46%)
Sales Freight out	23,541	1%	20,989	1%	2,552	12%
Sales of Engineering Services	350,946	16%	—	0%	350,946	NM
Total Sales	$2,185,861	100%	$2,647,583	100%	$(461,722)	(17%)

Sales of Smart Glasses decreased to $812,305, or a 55% decline, as compared to the comparable 2018 period. The decrease was driven by reduced sales of our enterprise Smart Glasses product caused by (i) the large delivery of approximately $859,000 to AMA XpertEye Inc. in June 2018 as compared to the 2019 period when we had no such larger single customer shipment; (ii) price reductions in late May of our existing M300 and M300XL products after the M400 was officially announced; and (iii) customer order deferrals of follow-on orders while they await the production and delivery of the new and more powerful M400 Smart Glasses for Enterprise in September 2019. Offsetting these decreases were sales of the new Blade Smart Glasses which was not being sold and delivered in the second quarter of 2018 and which represented approximately 46% of Smart Glasses revenues for the second quarter of 2019. Sales of OEM products rose by 46%, the result of the fulfillment of follow-on purchase order under our existing 3-year supply agreement with our OEM partner. There were no sales of Video Eyewear in the 2019 period as the product was discontinued in September 2018. Sales of Waveguides and Display Engines for the three months ended June 30, 2019 were $47,499 versus $88,212 in the prior year’s comparable period.

Sales of engineering services for the three months ended June 30, 2019 was $350,946 as compared to nil in the same 2018 period. There were two waveguide development projects which commenced in the second quarter of 2019 totaling $666,000 and are expected to be completed in the third and fourth quarter of 2019.

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

Component of Cost of Sales	Three Months Ended June 30, 2019	As % Related Product Sales	Three Months Ended June 30, 2018	As % Related Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$1,391,552	76%	$1,273,837	48%	$117,715	9%
Freight Costs	115,085	6%	172,255	7%	(57,170)	(33%)
Manufacturing Overhead	372,066	20%	352,509	13%	19,557	6%
Warranty Costs	4,510	0%	140,944	5%	(136,434)	(97%)
Amortization of Software Development Costs	25,000	2%	—	0%	25,000	NM
Software Royalties	33,137	2%	37,865	2%	(4,728)	(12%)

Total Cost of Sales - Products	$1,941,350	106%	$1,977,410	75%	$(36,060)	(2%)

Gross Profit - Product Sales	$(106,435)	-6%	$670,173	25%	$(776,608)	(116%)

For the three months ended June 30, 2019, we reported an overall gross loss from product sales of $106,435 as compared to a gross profit of $670,173 in the prior year’s period. On a product cost of sales basis only, product direct costs were 76% of sales in the 2019 period as compared to 48% in the prior year’s period, the increase resulting from lower margins on our OEM Smart Glasses as compared to our Vuzix branded M series Smart Glasses products, and the price decrease implemented in May. Manufacturing overhead costs for the 2019 period, as a percentage of total product sales, increased to 20% for the 2019 period from 13% in the 2018 period, as we have increased our production floor and warehouse space which we occupied in November 2018, including related personnel, in anticipation of increased Blade manufacturing and the expected commencement in Q3-2019 of M400 production at our main West Henrietta facility.

Costs for engineering services for the three months ended June 30, 2019 were $92,472 as compared to nil in the same 2018 period. The majority of the 2019 period amounts represented the reclassification of our internal R&D wage costs associated with these two waveguide development projects. There was a gross profit of $258,474 from engineering services for the 2019 period versus nil in the same 2018 period.

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

	Three Months Ended June 30, 2019	% of Sales	Three Months Ended June 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Research and Development	$1,987,129	91%	$2,564,119	97%	$(576,990)	(23%)

Comparing our research and development costs for the three months ended June 30, 2019 versus the same 2018 period, there was a decrease in salary, benefits and stock compensation expenses of $32,165, primarily the result of reclassifying R&D wages to engineering services cost of sales as compared to the same period in 2018; a decrease in R&D travel expense of $57,600; a decrease of $56,626 in hiring placement fees for new staff; and a decrease of $476,595 in consulting fees for software contractors relating to our Blade product that were engaged in the 2018 period when the product was still in active development.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended June 30, 2019	% of Sales	Three Months Ended June 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Selling and Marketing	$822,749	38%	$1,545,160	58%	$(722,411)	(47%)

These costs decreased overall as compared to the same period in 2018 primarily due to the following factors: a $249,072 decrease in salary, commissions, benefits and stock compensation expenses; a $394,250 decrease in advertising, marketing and trade show costs; and a $70,662 decrease in travel costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Three Months Ended June 30, 2019	% of Sales	Three Months Ended June 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
General and Administrative	$1,803,590	83%	$2,320,151	88%	$(516,561)	(22%)

General and administrative costs decreased by 22% or $516,561 for the three months ended June 30, 2019 versus the 2018 period primarily because of: a decrease in salary, commissions, benefits and stock compensation expenses of $603,019 related to staff reductions; and a decrease in travel expenses of $29,527; partially offset by an increase in legal costs of $61,648 and $29,603 in computer and computer software related costs.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended June 30, 2019 was $607,965 as compared to $294,988 in the same period in 2018, an increase of $312,977. The increase in depreciation and amortization expense is due to new investments in depreciable assets and our intangible asset related to the non-compete TDG Amendment post the comparative period in 2018.

Other Income (Expense).   Total other income was $13,460 for the three months ended June 30, 2019 as compared to an expense of $94,198 in the same period in 2018. The overall decrease of $107,198 in other expenses was primarily the result of a decreased loss of $63,820 in derivative valuation for the three months ended June 30, 2019 as compared to the same period in 2018 and nil in asset disposal losses versus $56,836 in the comparable 2018 period.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$3,208,286	$4,010,962	$(802,676)	(20%)
Sales of Engineering Services	350,946	180,516	170,430	94%

Total Sales	3,559,232	4,191,478	(632,246)	(15%)

Cost of Sales:
Cost of Sales - Products	3,274,832	3,159,584	115,248	4%
Cost of Sales - Engineering Services	92,472	184,596	(92,124)	(50%)

Total Cost of Sales	3,367,304	3,344,180	23,124	1%

Gross Profit (exclusive of depreciation shown separately below)	191,928	847,298	(655,370)	(77%)
Gross Profit %	5%	20%

Operating Expenses:
Research and Development	4,503,228	4,619,910	(116,682)	(3%)
Selling and Marketing	2,240,714	3,079,258	(838,544)	(27%)
General and Administrative	3,699,992	3,985,381	(285,389)	(7%)
Depreciation and Amortization	1,167,054	568,610	598,444	105%

Loss from Operations	(11,419,060)	(11,405,861)	(13,199)	0%

Other Income (Expense)
Investment Income	91,052	39,986	51,066	128%
Other Taxes	(62,963)	(29,858)	(33,105)	111%
Foreign Exchange Loss	(24,724)	(9,652)	(15,072)	156%
Loss on Asset Disposal	—	(56,836)	56,836	(100%)
Loss on Derivative Valuation	—	(35,687)	35,687	(100%)
Interest Expense	—	(16,190)	16,190	(100%)

Total Other Income (Expense)	3,365	(108,237)	111,602	(103%)

Net Loss	$(11,415,695)	$(11,514,098)	$98,403	(1%)

Sales.   There was an overall decrease in total sales for the six months ended June 30, 2019 over the same period in 2018 of $632,246 or 15%. The following table reflects the major components of our sales:

	Six Months Ended June 30, 2019	% of Sales	Six Months Ended June 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Sales of Smart Glasses	$2,064,306	58%	$2,857,674	68%	$(793,368)	(28%)
Sales of OEM Products	951,570	27%	766,065	18%	185,505	24%
Sales of Video Eyewear	—	0%	208,594	5%	(208,594)	(100%)
Sales of Waveguides & Display Engines	142,499	4%	124,650	3%	17,849	14%
Sales Freight out	49,911	1%	53,979	1%	(4,068)	(8%)
Sales of Engineering Services	350,946	10%	180,516	5%	170,430	94%
Total Sales	$3,559,232	100%	$4,191,478	100%	$(632,246)	(15%)

Sales of Smart Glasses decreased to $2,064,306, or a decline of 28% as compared to the six months ended June 30, 2018. The decrease was driven by reduced sales of our enterprise Smart Glasses product caused by (i) the large delivery of approximately $859,000 to AMA XpertEye Inc. in June 2018 as compared to the 2019 period when we had no such larger single customer shipment; (ii) price reductions in late May of our existing M300 and M300XL products after the M400 was officially announced; and (iii) customer order deferrals of follow-on orders while they await the production and delivery of the new and more powerful M400 Smart Glasses for Enterprise in September 2019. Offsetting these decreases were sales of the new Blade Smart Glasses which was not being sold and delivered in the second quarter of 2018 and which represented approximately 44% of Smart Glasses revenues for the second quarter of 2019. Sales of OEM products rose by 24%, the result of the fulfillment of follow-on purchase order under our existing 3-year supply agreement with our OEM partner. There were no sales of Video Eyewear in the 2019 period as the product was discontinued in September 2018. Sales of Waveguides and Display Engines for the three months ended June 30, 2019 were $142,499 versus $124,650 in the prior year’s comparable period.

Sales of engineering services for the six months ended June 30, 2019 was $350,946 as compared to $180,516 in the same 2018 period. There were two waveguide development projects which commenced in the second quarter of 2019 totaling $666,000 and are expected to be completed in the third and fourth quarters of 2019.

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

Component of Cost of Sales	Six Months Ended June 30, 2019	As % Related Product Sales	Six Months Ended June 30, 2018	As % Related Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$2,101,651	65%	$1,898,724	47%	$202,927	11%
Freight Costs	248,055	8%	320,333	8%	(72,278)	(23%)
Manufacturing Overhead	787,967	24%	611,352	15%	176,615	29%
Warranty Costs	27,993	1%	264,004	7%	(236,011)	(89%)
Amortization of Software Development Costs	50,000	2%	—	0%	50,000
Software Royalties	59,166	2%	65,171	2%	(6,005)	(9%)

Total Cost of Sales - Products	$3,274,832	102%	$3,159,584	79%	$115,248	4%

Gross Profit - Product Sales	$(66,546)	-2%	$851,378	21%	$(917,924)	(108%)

For the six months ended June 30, 2019, we reported an overall gross loss from product sales of $66,546 as compared to a gross profit of $851,378 in the prior year’s period. On a product cost of sales basis only, product direct costs were 65% of sales in the 2019 period as compared to 47% in the prior year’s period, the increase resulting from lower margins on our OEM Smart Glasses as compared to our M series products. Manufacturing overhead costs for the 2019 period, as a percentage of total product sales, increased to 25% for the 2019 period from 15% in the 2018 period, as we have increased our production floor space, including related personnel, in anticipation of increased Blade manufacturing and the expected commencement in Q3-2019 of M400 production.

Costs for engineering services for the three months ended June 30, 2019 were $92,472 as compared to $184,596 in the same 2018 period. The 2019 period amounts represented our internal costs associated with our current waveguide development projects. There was a gross profit of $258,474 from engineering services for the 2019 period versus a gross loss of $4,080 in the comparable 2018 period.

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

	Six Months Ended June 30, 2019	% of Sales	Six Months Ended June 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Research and Development	$4,503,228	127%	$4,619,910	110%	$(116,682)	(3%)

Comparing our research and development costs for the six months ended June 30, 2019 versus the same 2018 period, there was an increase in salary, benefits and stock compensation expenses of $335,617 as the result of new personnel additions; offset by a decrease in research and development projects expense of $127,864; and a decrease of $336,175 in consulting fees for software contractors relating to our Blade product that were engaged in the 2018 period when the product was still in active development.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Six Months Ended June 30, 2019	% of Sales	Six Months Ended June 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Selling and Marketing	$2,240,714	63%	$3,079,258	73%	$(838,544)	(27%)

These costs decreased overall as compared to the same period in 2018 primarily due to the following factors: a $324,090 decrease in salary, commissions, benefits and stock compensation expenses; a $411,303 decrease in advertising, marketing and trade show costs; and a decrease of $78,646 in travel related expenses.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Six Months Ended June 30, 2019	% of Sales	Six Months Ended June 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
General and Administrative	$3,699,992	104%	$3,985,381	95%	$(285,389)	(7%)

General and administrative costs decreased by 7% or $285,389 for the six months ended June 30, 2019 versus the 2018 period primarily because of: a decrease in salary, commissions, benefits and stock compensation expenses of $763,047 related to staff reductions and a decrease in travel expenses of $69,949; partially offset by an increase in legal costs of $219,819 and $309,499 in IT and security assessment consulting fees.

Depreciation and Amortization.   Depreciation and amortization expense for the six months ended June 30, 2019 was $1,167,054 as compared to $568,610 in the same period in 2018, an increase of $598,444. The increase in depreciation and amortization expense is due to new investments in depreciable assets and our intangible asset related to the non-compete TDG Amendment post the comparative 2018 period.

Other Income (Expense).   Total other income was $3,365 for the six months ended June 30, 2019 as compared to an expense of $108,237 in the same period in 2018. The overall decrease of $111,602 in other expenses was primarily the result of a decreased loss of $35,687 in derivative valuation for the six months ended June 30, 2019 as compared to the same period in 2018; nil in asset disposal losses versus $56,836 in the same 2018 period; an increase of $51,066 in investment interest income; and partially offset by an increase of $33,105 in other taxes.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $3,359,730, a decrease of $13,903,913 from $17,263,643 as of December 31, 2018.

At June 30, 2019, we had current assets of $14,423,025 compared to current liabilities of $3,050,866 which resulted in a positive working capital position of $11,372,159. At December 31, 2018, we had a working capital position of $22,706,430. Our current liabilities are comprised principally of accounts payable, operating lease liabilities and accrued expenses.

Operating Activities.   We used $11,683,121 of cash for operating activities for the six months ended June 30, 2019 and $12,753,764 in the same period in 2018. The net cash operating loss after adding back non-cash adjustments for the six months ended June 30, 2019 was $9,326,391, along with the following changes in operating assets and liabilities for the period: a $533,593 increase in accounts receivable and accrued project revenue, a $1,146,421 increase in net inventory, a $239,558 decrease in vendor prepayments, a $496,613 decrease in prepaid expenses, and $1,080,970 decrease in accounts payable. The net cash operating loss after adding back non-cash adjustments for the comparative six-month period ended June 30, 2018 was $9,570,278, along with the following changes in operating assets and liabilities for the 2018 period: a $497,784 decrease in accrued revenue, a $1,421,603 increase in net inventory, a $1,070,354 increase in account receivable, a $1,106,884 decrease in accounts payable, a $217,682 decrease in accrued expenses, and a $161,365 increase in accrued compensation.

Investing Activities.   Cash used in investing activities was $2,220,792 for the six months ended June 30, 2019 as compared to $1,049,421 in the same period in 2018. During the first six months of 2019, $1,286,811 was used primarily for the purchase of manufacturing equipment, product mold tooling, and computer equipment primarily related to new waveguide manufacturing equipment as compared to a spending of $603,441 for the same period in 2018. The costs of registering our intellectual property rights and license purchases, included in the investing activities totals described above, were $137,755 in the six months ended June 30, 2019 and $108,480 in the same period in 2018. During the six months ended June 30, 2019, a total of $796,266 in license and other intangible asset costs were capitalized, $750,000 of which was the two final payments required under our TDG Amendment, versus $250,000 for the same period in 2018. During the six months ended June 30, 2019, nil amounts in software development costs were capitalized versus $87,500 for the same period in 2018.

Financing Activities.   We generated no cash from financing activities for the six months ended June 30, 2019 as compared to $28,064,375 in the same period in 2018.

Capital Resources.   As of June 30, 2019, we had a cash and cash equivalents balance of $3,359,730.

We incurred a net loss for the six months ended June 30, 2019 of $11,415,695 and annual net losses of $21,875,713 in 2018 and $19,633,502 in 2017. The Company has an accumulated deficit of $129,682,136 as of June 30, 2019.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures.

Historically, the Company has met its cash needs primarily by the sale of equity. Historically, the Company has met its cash needs primarily by the sale of equity. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock and warrants to purchase an aggregate of up to 5,479,454 shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share for aggregate gross sale proceeds of $20,000,000. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,800,000. The warrants associated with the stock sale will be exercisable for a period of two years commencing six months from issuance date at an exercise price of $4.10 per share.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2019.

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

We are not currently involved in any actual or pending material legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or our property except as follows:

We filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York on April 5, 2018. The Company’s complaint against Mr. Pearson alleges he published false and defamatory articles about the Company. Vuzix is seeking damages in excess of $80 million, including punitive damages, and money damages. The lawsuit was moved from New York State Supreme Court, New York County, to the United States District Court, Southern District of New York, and the parties are awaiting a court ruling on the motion to dismiss that the defendant filed on May 3, 2019.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. There have been no material changes from those risk factors, except as set forth below. The risks discussed in our 2018 annual report could materially affect our business, financial condition and future results.

 There is uncertainty regarding the exclusive forum clause in our amended and restated bylaws.

Our amended and restated bylaws include a clause that provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of actions that may be brought against us. There is uncertainty as to whether we would seek to, or whether we could successfully, apply this exclusive forum provision to any actions that may be brought against us under the Securities Act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

•	During the three months ended June 30, 2019, we issued 6,249 shares of common stock to an employee for his/her vested stock award.

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

VUZIX CORPORATION

Date: August 9, 2019	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)