Form 10-Q
period 2019-09-30
Vuzix Corp
filed 2019-11-07
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 7, 2019, there were 33,128,620 shares of the registrant’s common stock outstanding.

Vuzix Corporation

 Part 1: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$15,640,606	$17,263,643
Accounts Receivable, Net	965,389	772,336
Accrued Project Revenue	145,882	—
Inventories, Net	8,808,738	7,281,802
Manufacturing Vendor Prepayments	1,499,742	755,219
Prepaid Expenses and Other Assets	986,755	1,310,095

Total Current Assets	28,047,112	27,383,095

Long-Term Assets
Fixed Assets, Net	4,598,307	4,291,690
Operating Lease Right-of-Use Asset	565,779	—
Patents and Trademarks, Net	1,259,103	1,164,543
Software Development Costs, Net	125,000	200,000
Licenses, Net	346,484	437,120
Intangible Asset, Net	1,092,000	1,398,000
Other Assets	316,271	259,192

Total Assets	$36,350 056	$35,133,640

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,061,703	$2,668,241
Operating Lease Right-of-Use Liability	533,289	—
Customer Deposits	—	152,362
Unearned Revenue	182,582	211,726
Accrued Expenses	878,290	1,614,078
Taxes Payable	68,815	30,258

Total Current Liabilities	2,724,679	4,676,665

Long-Term Liabilities
Operating Lease Right-of-Use Liability	32,490	—

Total Liabilities	2,757,169	4,676,665

Stockholders' Equity
Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of September 30, 2019 and December 31, 2018.	50	50
Common Stock - $.001 Par Value, 100,000,000 Shared Authorized; 33,128,620 Shares Issued and Outstanding as of September 30, 2019 and 27,591,670 as of December 31, 2018.	33,128	27,591
Additional Paid-in Capital	168,718,535	148,695,775
Accumulated Deficit	(135,158,826)	(118,266,441)

Total Stockholders' Equity	33,592,887	30,456,975

Total Liabilities and Stockholders' Equity	$36,350,056	$35,133,640

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Nine Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2019	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975

Stock-Based Compensation	—	—	57,496	58	1,173,232	—	1,173,290
Proceeds from Common Stock Offerings	—	—	5,479,454	5,479	19,994,528	—	20,000,007
Direct Costs of Common Stock Offerings	—	—	—	—	(1,145,000)	—	(1,145,000)
YTD 2019 Net Loss	—	—	—	—	—	(16,892,385)	(16,892,385)

Balance - September 30, 2019	49,626	$50	33,128,620	$33,128	$168,718,535	$(135,158,826)	$33,592,887

	Three Months Ended September 30, 2019
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - June 30, 2019	49,626	$50	27,604,166	$27,604	$149,444,907	$(129,682,136)	$19,790,425

Stock-Based Compensation	—	—	45,000	45	424,100	—	424,145
Proceeds from Common Stock Offerings	—	—	5,479,454	5,479	19,994,528	—	20,000,007
Direct Costs of Common Stock Offerings	—	—	—	—	(1,145,000)	—	(1,145,000)
Q3 2019 Net Loss	—	—	—	—	—	(5,476,690)	(5,476,690)

Balance - September 30, 2019	49,626	$50	33,128,620	$33,128	$168,718,535	$(135,158,826)	$33,592,887

	Nine Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2018	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Revenue Adjustment - ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Exercise of Warrants	—	—	84,208	84	39,292	—	39,376
Settlement of Derivative Liability upon Exercise of Warrants	—	—	—	—	166,800	—	166,800
Exercise of Stock Options	—	—	20,201	20	(20)	—	—
Stock-Based Compensation Expense	—	—	21,666	22	1,194,732	—	1,194,754
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
Common Stock Issued for Services	—	—	17,159	17	99,983	—	100,000
Common Stock Awards to Directors	—	—	65,000	65	431,535	—	431,600
Common Stock Awards to Management	—	—	80,000	80	487,920	—	488,000
YTD 2018 Net Loss	—	—	—	—	—	(16,311,854)	(16,311,854)

Balance - September 30, 2018	49,626	$50	27,564,509	$27,564	$148,270,081	$(112,702,582)	$35,595,113

	Three Months Ended September 30, 2018
	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - June 30, 2018	49,626	$50	27,337,212	$27,337	$146,838,188	$(107,904,826)	$38,960,749

Exercise of Warrants	—	—	59,280	59	(16,405)	—	(16,346)
Settlement of Derivative Liability upon Exercise of Warrants	—	—	—	—	166,800	—	166,800
Exercise of Stock Options	—	—	11,768	12	(12)	—	—
Stock-Based Compensation Expense	—	—	11,249	11	362,055	—	362,066
Common Stock Awards to Directors	—	—	65,000	65	431,535	—	431,600
Common Stock Awards to Management	—	—	80,000	80	487,920	—	488,000
Q3 2018 Net Loss	—	—	—	—	—	(4,797,756)	(4,797,756)

Balance - September 30, 2018	49,626	$50	27,564,509	$27,564	$148,270,081	$(112,702,582)	$35,595,113

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales:
Sales of Products	$1,059,207	$1,842,500	$4,267,494	$5,853,461
Sales of Engineering Services	99,675	80,900	450,621	261,416

Total Sales	1,158,882	1,923,400	4,718,115	6,114,877

Cost of Sales:
Cost of Sales - Products	1,360,457	1,267,320	4,635,289	4,426,904
Cost of Sales - Engineering Services	29,882	35,160	122,354	219,756

Total Cost of Sales	1,390,339	1,302,480	4,757,643	4,646,660

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(231,457)	620,920	(39,528)	1,468,217

Operating Expenses:
Research and Development	2,336,778	2,468,449	6,840,006	7,158,356
Selling and Marketing	775,975	966,294	3,016,689	4,048,029
General and Administrative	1,548,927	1,666,596	5,248,919	5,579,500
Depreciation and Amortization	628,728	377,724	1,795,782	946,335
Impairment of Software Development Cost	—	196,223	—	196,223
Gain on Inventory Revaluation and Product Discontinuance	—	(211,416)	—	(211,416)

Total Operating Expenses	5,290,408	5,463,870	16,901,396	17,717,027
Loss from Operations	(5,521,865)	(4,842,950)	(16,940,924)	(16,248,810)

Other Income (Expense):
Investment Income	92,004	71,089	183,056	111,075
Other Taxes	(26,740)	(17,809)	(89,704)	(47,667)
Foreign Exchange Loss	(20,089)	(26,963)	(44,813)	(36,615)
Loss on Asset Disposal	—	—	—	(56,836)
Gain (Loss) on Derivative Valuation	—	21,814	—	(13,873)
Interest Expense	—	(2,937)	—	(19,128)
	—	—	—	-
Total Other Income (Expense), Net	45,175	45,194	48,539	(63,044)

Loss Before Provision for Income Taxes	(5,476,690)	(4,797,756)	(16,892,385)	(16,311,854)
Provision for Income Taxes	—	—	—	—

Net Loss	(5,476,690)	(4,797,756)	(16,892,385)	(16,311,854)
Preferred Stock Dividends	(490,386)	(462,034)	(1,434,058)	(1,351,147)
Loss Attributable to Common Stockholders	$(5,967,076)	$(5,259,790)	$(18,326,443)	$(17,663,001)

Basic and Diluted Loss per Share	$(0.18)	$(0.19)	$(0.62)	$(0.65)
Weighted-average Shares Outstanding - Basic and Diluted	32,968,952	27,504,626	29,411,545	27,046,913

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net Loss	$(16,892,385)	$(16,311,854)
Non-Cash Adjustments
Depreciation and Amortization	1,795,782	946,335
Amortization of Software Development Costs in Cost of Sales - Products	75,000	75,000
Stock-Based Compensation	1,201,867	1,740,127
Loss on Disposal of Fixed Assets	—	56,836
Loss on Derivative Valuation	—	13,873
Impairment of Software Development Cost	—	196,223
Gain on Inventory Revaluation and Product Discontinuance	—	(211,416)
(Increase) Decrease in Operating Assets
Accounts Receivable	(193,053)	(73,487)
Accrued Project Revenue	(145,882)	497,784
Inventories	(1,526,936)	(2,950,276)
Vendor Prepayments	(744,523)	(358,997)
Prepaid Expenses and Other Assets	323,340	159,351
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,815,968)	(1,718,578)
Accrued Expenses	14,212	(66,371)
Customer Deposits	(152,362)	242,998
Unearned Revenue	(29,144)	88,945
Income and Other Taxes Payable	38,557	26,779
Accrued Compensation	—	(327,469)
Accrued Interest	—	39,687

Net Cash Flows Used in Operating Activities	(18,051,495)	(17,934,510)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(1,436,242)	(886,713)
Investments in Patents and Trademarks	(183,228)	(323,347)
Investments in Licenses and Other Intangible Assets	(807,079)	(250,000)
Investments in Software Development	—	(87,500)

Net Cash Used in Investing Activities	(2,426,549)	(1,547,560)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	39,375
Proceeds from Common Stock Offerings	20,000,007	30,000,000
Issuance Costs on Common Stock Offerings	(1,145,000)	(1,975,000)

Net Cash Flows from Financing Activities	18,855,007	28,064,375

Net Increase (Decrease) in Cash and Cash Equivalents	(1,623,037)	8,582,305
Cash and Cash Equivalents - Beginning of Period	17,263,643	14,889,636

Cash and Cash Equivalents - End of Period	$15,640,606	$23,471,941

Supplemental Disclosures
Amortized Common Stock Expense in Accrued Expenses	$28,577	$—
Cumulative Revenue Adjustment - ASC 606 Adoption	$—	$81,724

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2018, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the nine months ended September 30, 2019 of $16,892,385 and annual net losses of $21,875,713 in 2018 and $19,633,502 in 2017. As of September 30, 2019, the Company had an accumulated deficit of $135,158,826.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily by the sale of equity securities.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

•	the continued sale of our existing M300XL and Blade inventory, of which we have significant levels;
•	the introduction of our M400 Smart Glasses, our third-generation monocular device for enterprise. We launched the product near the end of the third quarter of 2019;
•	the commencement of volume manufacturing and sale of the new M100 Smart Swim product in the first quarter of 2020;
•	new engineering services and product sales to business customers, first responder, defense and governmental entity customers;
•	greater control of operating costs and reductions in spending growth rates wherever possible;
•	decrease tradeshow and external PR expenditures;
•	right-size operations across all areas of the Company, including head-count freezes and overall spending;
•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products; and
•	reduce the rate of research and development spending on new technologies, particularly the use of external contractors.

Historically, the Company has met its cash needs primarily by the sale of equity securities. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 5,479,454 additional shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share and warrant for aggregate gross sale proceeds of $20,000,007. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,855,007. The warrants sold in the offering will be exercisable for a period of two years commencing six months from the issuance date at an exercise price of $4.10 per share.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Customer Concentrations

For the three months ended September 30, 2019, no one customer represented more than 10% of total product revenue and one customer represented 100% of engineering services revenue. For the three months ended September 30, 2018, SATS Ltd. represented 31% of product revenue and one customer represented 100% of engineering services revenue.

For the nine months ended September 30, 2019, Foxconn Technology Group, or Foxconn (f/k/a Toshiba Japan) represented 23% of the Company’s product revenue and 21% of the Company’s total revenue. One customer represented 100% of engineering services revenue. For the nine months ended September 30, 2018, Toshiba Japan represented 67% of the Company’s engineering services revenue and 27% of the Company’s total revenue.

As of September 30, 2019, Foxconn represented 76% of accounts receivable and one customer represented 100% of accrued project revenue. As of December 31, 2018, Toshiba Japan and SATS Ltd. represented 32% and 38%, respectively, of accounts receivable.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2023 and early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses and iWear Video Headphone Sales, OEM Product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Smart Glasses and iWear Video Headphone Sales	$1,049,207	$1,839,250	$3,163,425	$4,959,496
OEM Product Sales	—	—	951,570	766,065
Waveguide and Display Engine Sales	10,000	3,250	152,499	127,900
Engineering Services	99,675	80,900	450,621	261,416

Total Revenue	$1,158,882	$1,923,400	$4,718,115	$6,114,877

Significant Judgments

Under Topic 606, there are judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include considerations in determining our transaction prices for our standard product sales that include an end-user 30-day right to return if not satisfied with product and include general payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point in time for Smart Glasses, iWear Video Headphones, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services is measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

Our standard product sales include a twelve (12) month assurance-type product warranty, except in certain European countries where it can be twenty-four (24) months for some consumer-focused products. In the case of our OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months. In 2018, we began offering extended warranties to customers, which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our engineering services contracts vary from contract to contract but typically include payment terms of Net 30 days from date of billing, subject to an agreed upon customer acceptance period.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the nine months ended September 30, 2019:

% of Total Net Sales
Point-in-Time	90%
Over Time - Input Method	10%
Total	100%

Remaining Performance Obligations

As of September 30, 2019, the Company had $215,000 of remaining performance obligations under our current waveguide development agreements with a global aerospace firm, which represents the total transaction price of these development agreements of $666,000, less revenue recognized under percentage of completion in the nine months ended September 30, 2019. The Company expects to recognize the remaining revenue relating to these existing performance obligations of $215,000 in the fourth quarter of 2019. Revenues earned less amounts paid at September 30, 2019 in the amount of $145,882 are reflected as Accrued Project Revenue in the accompanying balance sheet.

As of September 30, 2019, the Company had $148,000 of remaining performance obligations related to its extended warranties. The Company expects to recognize this deferred revenue on a twelve (12) month straight-line basis beginning on October 1, 2019.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2019 and 2018, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2019 and 2018, there were 12,852,207 and 8,615,525 common stock share equivalents, respectively, potentially issuable under conversion or exercise of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	September 30,	December 31,
	2019	2018
Purchased Parts and Components	$4,878,888	$3,284,848
Work in Process	1,787,302	1,523,616
Finished Goods	2,690,145	2,837,183
Less: Reserve for Obsolescence	(547,597)	(363,845)
Net	$8,808,738	$7,281,802

Note 5 – Intangible Asset, Net

	September 30, 2019	December 31, 2018
Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(408,000)	(102,000)

Intangible Asset, Net	$1,092,000	$1,398,000

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

This re-acquired right covers the entire remaining term of the original non-compete agreement with TDG, which expires June 15, 2022. The capitalized cost of this re-acquired right is being amortized over 44 months, which began in October 2018. Total amortization expense for this intangible asset for the three and nine months ended September 30, 2019 was $102,000 and $306,000, respectively. Future monthly amortization expense for the next 32 months is $34,000 per month.

Note 6 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued Wages and Related Costs	$305,543	$461,619
Accrued Professional Services	183,143	138,438
Accrued Warranty Obligations	235,244	218,047
Other Accrued Expenses	154,360	795,974

Total	$878,290	$1,614,078

As of December 31, 2018, there was $750,000 in Other Accrued Expenses related to the TDG Amendment (see Note 5), which were paid in full during the first four months of 2019.

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

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2019 and the balance as of December 31, 2018 were as follows:

Accrued Warranty Obligation at December 31, 2018	$218,047
Reductions for Settling Warranties	(161,120)
Warranties Issued During Period	178,317

Accrued Warranty Obligations at September 30, 2019	$235,244

Note 7 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 8 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of September 30, 2019 and December 31, 2018, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on September 30, 2019 and December 31, 2018.

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of September 30, 2019, total accumulated and unpaid preferred dividends were $8,103,289. As of December 31, 2018, total accumulated and unpaid preferred dividends were $6,669,232. There were no declared preferred dividends owed as of September 30, 2019 or December 31, 2018.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $.001. As of September 30, 2019 and December 31, 2018 there were 33,128,620 and 27,591,670 shares of common stock issued and outstanding, respectively.

Historically, the Company has met its cash needs primarily by the sale of equity securities. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 5,479,454 additional shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share and warrant for aggregate gross sale proceeds of $20,000,007. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,855,007. The warrants sold in the offering will be exercisable for a period of two years commencing six months from the issuance date at an exercise price of $4.10 per share.

Note 9 – Stock Warrants

A summary of the various changes in warrants during the nine months ended September 30, 2019 is as follows:

Number of Warrants
Warrants Outstanding at December 31, 2018	2,233,062
Exercised During the Period	—
Issued During the Period	5,479,454
Expired During the Period	(1,200,000)

Warrants Outstanding at September 30, 2019	6,512,516

On July 2, 2019, the Company closed on a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 5,479,454 additional shares of common stock. The warrants have an initial exercise date of January 2, 2020 and expire on January 2, 2022. The exercise price per warrant is $4.10.

The outstanding warrants as of September 30, 2019 expire from June 18, 2021 to January 2, 2022. The weighted average remaining term of the warrants is 2.2 years and the weighted average exercise price is $4.56 per share.

Note 10 – Stock-Based Compensation Plans

A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	1,546,521	$5.11
Granted	—	—
Exercised	—	—
Expired or Forfeited	(169,430)	5.59

Outstanding at September 30, 2019	1,377,091	$6.32

The weighted average remaining contractual term for all options as of September 30, 2019 and December 31, 2018 was 6.3 years and 7.2 years, respectively.

As of September 30, 2019, there were 1,009,105 options that were fully-vested and exercisable at a weighted average exercise price of $4.75 per share. The weighted average remaining contractual term on the vested options is 5.6 years.

As of September 30, 2019, there were 367,986 unvested options exercisable at a weighted average exercise price of $5.88 per share. The weighted average remaining contractual term on the unvested options is 8.4 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2019, the Company had approximately $1,850,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.4 years.

During the three and nine months ended September 30, 2019, the Company issued 45,000 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2019 to June 2020. The fair market value on the date of award of the stock issued was $3.71, resulting in an aggregate fair value of approximately $167,000. The fair market value of these awards is expensed over twelve (12) months. As of September 30, 2019, there was approximately $125,000 of unrecognized expense related to these stock awards.

For the three months ended September 30, 2019 and 2018, the Company recorded total stock-based compensation expense, including stock awards, of approximately $330,000 and $807,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded total stock-based compensation expense, including stock awards, of approximately $1,202,000 and $1,740,000, respectively.

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

On or about October 27, 2018, Bob Glenn filed a shareholder derivative suit in the Supreme Court of the State of New York, County of Monroe against certain of the Company’s current and former directors and executive officers. The Company was named as a nominal defendant only. The complaint alleges breaches of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint alleges that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint seeks a declaration that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, determining and awarding damages, and directing the Company to reform and improve its corporate governance. Similar derivative suits were filed by Michael Washington and John Mayer on or about October 26, 2018 and October 29, 2018, and pursuant to the parties’ stipulation, the Court ordered the three lawsuits consolidated on January 29, 2019. Because the Company believes the allegations to be false and without merit, it filed a motion to dismiss the complaints on September 6, 2019. In response to the motion, the plaintiffs filed a consolidated amended complaint on October 3, 2019 in an attempt to bolster their allegations, but the causes of action remain substantially similar to those asserted in the original complaints. The Company continues to believe the claims are baseless and will continue to vigorously defend itself against these lawsuits. Accordingly, the Company intends to file a motion to dismiss the consolidated amended complaint in the near future.

Note 12 – Right-of-Use Assets and Liabilities

The Company has signed several lease agreements, with the largest being for its office and manufacturing facility in the Rochester, New York area under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. This renewal term is excluded from our right-to-use asset and liability as of September 30, 2019 as the renewal option for our current leased facility is not reasonably certain. Operating lease cost under the operating leases totaled $132,141 and $117,372 for the three months ended September 30, 2019 and 2018, respectively. Operating lease cost under the operating leases totaled $422,218 and $349,168 for the nine months ended September 30, 2019 and 2018, respectively.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance charges in the annual rental payments. Short-term leases are leases having a term of twelve (12) months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of September 30, 2019, the weighted average discount rate was 5% and the weighted average remaining lease term was 1.1 years.

Future lease payments under operating leases as of September 30, 2019 were as follows:

Remainder of 2019	$138,885
2020	443,979
Total Future Lease Payments	582,864
Less: Imputed Interest	(17,085)
Total Lease Liability Balance	$565,779

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2018. There have been no significant changes in our accounting policies other than the adoption of ASC 842, see Note 12 for further discussion, for the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, financial statements, revenues or expenses.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$1,059,207	$1,842,500	$(783,293)	(43%)
Sales of Engineering Services	99,675	80,900	18,775	23%

Total Sales	1,158,882	1,923,400	(764,518)	(40%)

Cost of Sales:
Cost of Sales - Products	1,360,457	1,267,320	93,137	7%
Cost of Sales - Engineering Services	29,882	35,160	(5,278)	(15%)

Total Cost of Sales	1,390,339	1,302,480	87,859	7%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(231,457)	620,920	(852,377)	(137%)
Gross Profit (Loss) %	(20%)	32%

Operating Expenses:
Research and Development	2,336,778	2,468,449	(131,671)	(5%)
Selling and Marketing	775,975	966,294	(190,319)	(20%)
General and Administrative	1,548,927	1,666,596	(117,669)	(7%)
Depreciation and Amortization	628,728	377,724	251,004	66%
Impairment of Software Development Cost	—	196,223	(196,223)	(100%)
Gain on Inventory Revaluation and Product Discontinuance	—	(211,416)	211,416	(100%)

Loss from Operations	(5,521,865)	(4,842,950)	(678,915)	14%

Other Income (Expense):
Investment Income	92,004	71,089	20,915	29%
Other Taxes	(26,740)	(17,809)	(8,931)	50%
Foreign Exchange (Loss) Gain	(20,089)	(26,963)	6,874	(25%)
Gain on Derivative Valuation	—	21,814	(21,814)	(100%)
Interest Expense	—	(2,937)	2,937	(100%)

Total Other Income (Expense), Net	45,175	45,194	(19)	(0%)

Net Loss	$(5,476,690)	$(4,797,756)	$(678,934)	14%

Sales.   There was an overall decrease in total sales for the three months ended September 30, 2019 over the same period in 2018 of $764,518 or 40%. The following table reflects the major components of our sales:

	Three Months Ended September 30, 2019	% of Sales	Three Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Sales of Smart Glasses	$1,026,969	89%	$1,715,042	89%	$(688,073)	(40%)
Sales of OEM Products	—	0%	—	0%	—	0%
Sales of Video Eyewear	—	0%	93,470	5%	(93,470)	(100%)
Sales of Waveguides & Display Engines	10,000	1%	3,250	0%	6,750	208%
Sales Freight out	22,238	2%	30,738	2%	(8,500)	(28%)
Sales of Engineering Services	99,675	8%	80,900	4%	18,775	23%
Total Sales	$1,158,882	100%	$1,923,400	100%	$(764,518)	(40%)

Sales of Smart Glasses decreased to $1,026,969, or a 40% decline, as compared to the comparable 2018 period. The decrease was driven by reduced sales of our enterprise Smart Glasses products caused by (i) the large delivery of approximately $573,000 to SATS Ltd. in September 2018 as compared to the 2019 period when we had no such large single customer shipment; (ii) price reductions in the third quarter of 30% and 33% on our existing Blade and M300XL products, respectively. And with the launch of the M400 Early Adaptors Program (EAP),Vuzix customers received an M300XL upon initial order and payment and were shipped a M400 as they became available both at a 28% reduced retail price; and (iii) customer order deferrals of follow-on orders while they await the production and delivery of the new and more powerful M400 Smart Glasses for Enterprise which began in September 2019. Offsetting these decreases were sales of the new Blade Smart Glasses which represented approximately 38% of Smart Glasses revenues for the third quarter of 2019, despite a summer sale with a 30% reduced retail price for the months of July and August. There were no sales of Video Eyewear in the 2019 period as the product was discontinued in September 2018. Sales of Waveguides and Display Engines for the three months ended September 30, 2019 were $10,000 versus $3,250 in the prior year’s comparable period.

Sales of engineering services for the three months ended September 30, 2019 were $99,675 as compared to $80,900 in the same 2018 period. The revenue recognized in the third quarter for engineering services was a result of two waveguide development projects which commenced in the second quarter of 2019. These projects are scheduled to be completed in the fourth quarter of 2019, which we expect to result in an additional $215,000 of engineering services revenue.

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

Component of Cost of Sales	Three Months Ended September 30, 2019	As % Related Product Sales	Three Months Ended September 30, 2018	As % Related Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$678,871	64%	$657,992	36%	$20,879	3%
Freight Costs	208,201	20%	177,807	10%	30,394	17%
Manufacturing Overhead	421,099	40%	220,980	12%	200,119	91%
Warranty Costs	(5,345)	(1%)	101,292	5%	(106,637)	(105%)
Amortization of Software Development Costs	25,000	2%	75,000	4%	(50,000)	(67%)
Software Royalties	32,631	3%	34,249	2%	(1,618)	(5%)

Total Cost of Sales - Products	$1,360,457	128%	$1,267,320	69%	$93,137	7%

Gross Profit (Loss) - Product Sales	$(301,250)	(28%)	$575,180	31%	$(876,430)	(152%)

For the three months ended September 30, 2019, we reported an overall gross loss from product sales of $301,250 as compared to a gross profit of $575,180 in the prior year’s period. On a product cost of sales basis only, product direct costs were 64% of sales in the 2019 period as compared to 36% in the prior year’s period, the increase resulting from (i) a 33% standalone retail price reduction on the M300XL commencing in the summer of 2019; (ii) lower margins of approximately 60% on our M300XLs that shipped in the third quarter under our M400 EAP launch; (iii) a 30% summer price reduction in the retail price of the Blade; and (iv) lower gross margins earned on the M400 smart glasses included in the M400 EAP program over their normal standalone sales price. Manufacturing overhead costs for the 2019 period, as a percentage of total product sales, increased to 40% for the 2019 period from 12% in the 2018 period, as we have increased our production floor and warehouse space which we first occupied in November 2018, including related personnel, in anticipation of increased Blade manufacturing and the commencement in late September 2019 of M400 production at our main West Henrietta facility. We are bringing the majority of our smart glasses final assembly and production back from China to our plant in West Henrietta, New York. There was a negative warranty expense, or gain, of $5,345 for the three months ended September 30, 2019. This resulted from the following contributing factors (i) lower product sales volume in the quarter and (ii) lower warranty returns realized against previously provisioned amounts.

Costs for engineering services for the three months ended September 30, 2019 were $29,882 as compared to $35,160 in the same 2018 period. The majority of the 2019 period amounts represented the reclassification of our internal R&D wage costs associated with these two waveguide development projects. There was a gross profit of $69,793 from engineering services for the 2019 period versus $45,740 in the same 2018 period.

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

	Three Months Ended September 30, 2019	% of Sales	Three Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Research and Development	$2,336,778	202%	$2,468,449	128%	$(131,671)	(5%)

Comparing our research and development costs for the three months ended September 30, 2019 versus the same 2018 period, there was an increase of $136,414 in external contractor fees relating to our development and product launch of our new M400 series of smart glasses; offset by a decrease of $217,898 in external consulting fees related to our Blade product when it was still in active development; a $39,109 decrease in internal salary, benefits and stock compensation expenses allocated to research and development projects.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended September 30, 2019	% of Sales	Three Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Selling and Marketing	$775,975	67%	$966,294	50%	$(190,319)	(20%)

These costs decreased overall as compared to the same period in 2018 primarily due to the following factors: a $236,287 decrease in our app store and website related costs; partially offset by a $32,397 increase in our advertising, marketing and trade show costs.

General and Administrative. General and administrative costs include professional fees, investor relations (IR) costs including shares issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Three Months Ended September 30, 2019	% of Sales	Three Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
General and Administrative	$1,548,927	134%	$1,666,596	87%	$(117,669)	(7%)

General and administrative costs decreased by 7% or $117,669 for the three months ended September 30, 2019 as compared to the same period in 2018 primarily because of: a decrease in salary, commissions, benefits and stock compensation expenses of $85,408 related to staff reductions; a decrease of $84,708 in legal fees; and a decrease in of $29,527 in general consulting fees; partially offset by an increase in IR and shareholder related expenses of $73,248.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended September 30, 2019 was $628,728 as compared to $377,724 in the same period in 2018, an increase of $251,004. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction in progress and our recent leasehold improvements with our plant expansion which occurred in Q4-2018 and Q1-2019. Amortization expense of the intangible asset related to the non-compete TDG Amendment was $102,000 versus Nil in the same 2018 period.

Other Income (Expense), Net. Total other income of $45,175 for the three months ended September 30, 2019 was approximately the same as in the same period in 2018. The decrease of $21,814 in derivative valuation gain was offset by a $20,915 increase in interest investment income.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$4,267,494	$5,853,461	$(1,585,967)	(27%)
Sales of Engineering Services	450,621	261,416	189,205	72%

Total Sales	4,718,115	6,114,877	(1,396,762)	(23%)

Cost of Sales:
Cost of Sales - Products	4,635,289	4,426,904	208,385	5%
Cost of Sales - Engineering Services	122,354	219,756	(97,402)	(44%)

Total Cost of Sales	4,757,643	4,646,660	110,983	2%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(39,528)	1,468,217	(1,507,745)	(103%)
Gross Profit (Loss) %	(1%)	24%

Operating Expenses:
Research and Development	6,840,006	7,158,356	(318,350)	(4%)
Selling and Marketing	3,016,689	4,048,029	(1,031,340)	(25%)
General and Administrative	5,248,919	5,579,500	(330,581)	(6%)
Depreciation and Amortization	1,795,782	946,335	849,447	90%
Impairment of Software Development Cost	—	196,223	(196,223)	(100%)
Gain on Inventory Revaluation and Product Discontinuance	—	(211,416)	211,416	(100%)

Loss from Operations	(16,940,924)	(16,248,810)	(692,114)	4%

Other Income (Expense):
Investment Income	183,056	111,075	71,981	65%
Other Taxes	(89,704)	(47,667)	(42,037)	88%
Foreign Exchange (Loss) Gain	(44,813)	(36,615)	(8,198)	22%
Loss on Asset Disposal	—	(56,836)	56,836	(100%)
Loss on Derivative Valuation	—	(13,873)	13,873	(100%)
Interest Expense	—	(19,128)	19,128	(100%)

Total Other Income (Expense), Net	48,539	(63,044)	111,583	177%

Net Loss	$(16,892,385)	$(16,311,854)	$(580,531)	4%

Sales.  There was an overall decrease in total sales for the nine months ended September 30, 2019 over the same period in 2018 of $1,396,762 or 23%. The following table reflects the major components of our sales:

	Nine Months Ended September 30, 2019	% of Sales	Nine Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Sales of Smart Glasses	$3,091,275	66%	$4,572,715	75%	$(1,481,440)	(32%)
Sales of OEM Products	951,570	20%	766,065	13%	185,505	24%
Sales of Video Eyewear	—	0%	302,064	5%	(302,064)	(100%)
Sales of Waveguides & Display Engines	152,499	3%	127,900	2%	24,599	19%
Sales Freight out	72,150	2%	84,717	1%	(12,567)	(15%)
Sales of Engineering Services	450,621	10%	261,416	4%	189,205	72%
Total Sales	$4,718,115	100%	$6,114,877	100%	$(1,396,762)	(23%)

Sales of Smart Glasses decreased to $3,091,275, or a decline of 32% as compared to the nine months ended September 30, 2018. The decrease was driven by reduced sales of our enterprise Smart Glasses products caused by (i) large deliveries of approximately $859,000 to AMA XpertEye Inc. in June 2018 and $573,000 to SATS Ltd. in September 2018 as compared to the 2019 period when we had no such large single customer shipments; (ii) price reductions in the third quarter of 30% and 33% on our existing Blade and M300XL products, respectively. And with the launch of the M400 Early Adaptors Program (EAP),Vuzix customers received an M300XL upon initial order and payment and were shipped a M400 as they became available both at a 28% reduced retail price; and (iii) customer order deferrals of follow-on orders while they await the production and delivery of the new and more powerful M400 Smart Glasses for Enterprise which began in late September 2019. Offsetting these decreases were sales of the new Blade Smart Glasses which had just began to be sold and delivered late in the third quarter of 2018 and which represented approximately 42% of Smart Glasses revenues for nine months ended September 30, 2019. Sales of OEM products rose by 24%, the result of the fulfillment of follow-on purchase order under our existing 3-year supply agreement with our OEM partner. There were no sales of Video Eyewear in the 2019 period as the product was discontinued in September 2018. Sales of Waveguides and Display Engines for the nine months ended September 30, 2019 were $152,499 versus $127,900 in the prior year’s comparable period.

Sales of engineering services for the nine months ended September 30, 2019 were $450,621 as compared to $261,416 in the same 2018 period. The revenue recognized in the nine months ended September 30, 2019 for engineering services was a result of two waveguide development projects which commenced in the second quarter of 2019. These projects are scheduled to be completed in the fourth quarter of 2019, which we expect to result in an additional $215,000 of engineering services revenue.

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

Component of Cost of Sales	Nine Months Ended September 30, 2019	As % Related Product Sales	Nine Months Ended September 30, 2018	As % Related Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$2,780,522	65%	$2,556,717	44%	$223,805	9%
Freight Costs	456,255	11%	498,140	9%	(41,885)	(8%)
Manufacturing Overhead	1,209,067	28%	832,332	14%	376,735	45%
Warranty Costs	22,648	1%	365,295	6%	(342,647)	(94%)
Amortization of Software Development Costs	75,000	2%	75,000	1%	—	—
Software Royalties	91,797	2%	99,420	2%	(7,623)	(8%)

Total Cost of Sales - Products	$4,635,289	109%	$4,426,904	76%	$208,385	5%

Gross Profit (Loss) - Product Sales	$(367,795)	(9%)	$1,426,557	24%	$(1,794,352)	(126%)

For the nine months ended September 30, 2019, we reported an overall gross loss from product sales of $367,795 as compared to a gross profit of $1,426,557 in the prior year’s period. On a product cost of sales basis only, product direct costs were 65% of sales in the 2019 period as compared to 44% in the prior year’s period, the increase resulting from (i) a 33% standalone retail price reduction in the M300XL commencing summer 2019; (ii) lower margins of approximately 60% on our M300XLs that shipped in the third quarter under our M400 EAP launch; (iii) a 30% summer price reduction in the retail price of the Blade; and (iv) lower gross margins earned on the M400 smart glasses included in the M400 EAP program over its normal standalone sales price. Manufacturing overhead costs for the 2019 period, as a percentage of total product sales, increased to 28% for the 2019 period from 14% in the 2018 period, as we have increased our production floor and warehouse space which we first occupied in November 2018, including related personnel, in anticipation of increased Blade manufacturing and the commencement in late September 2019 of M400 production at our main West Henrietta facility. We are bringing the majority of our smart glass final assembly and production back from China to our plant in West Henrietta, New York. Warranty expense for the nine months ended September 30, 2019 was $22,648 as compared to $365,295 in the prior year’s period. This decrease resulted from the following contributing factors (i) lower product sales volume in the nine months ended September 30, 2019 as compared to the prior year’s period and (ii) lower warranty returns realized against previously provisioned amounts.

Costs for engineering services for the nine months ended September 30, 2019 were $122,354 as compared to $219,756 in the same 2018 period. The 2019 period amounts represented our internal costs associated with our current waveguide development projects. There was a gross profit of $328,267 from engineering services for the 2019 period versus $41,660 in the comparable 2018 period.

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

	Nine Months Ended September 30, 2019	% of Sales	Nine Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Research and Development	$6,840,006	145%	$7,158,356	117%	$(318,350)	(4%)

Research and development costs for the nine months ended September 30, 2019 decreased by $318,350 or 4% as compared to the same period in 2018. There was an increase in salary, benefits and stock compensation expenses of $328,503 due to new personnel additions; offset by a decrease in travel expenses of $74,317; and a decrease of $554,073 in external consulting fees relating to our Blade product in the 2018 period when this was still in active development.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Nine Months Ended September 30, 2019	% of Sales	Nine Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
Selling and Marketing	$3,016,689	64%	$4,048,029	66%	$(1,031,340)	(25%)

These costs decreased overall as compared to the same period in 2018 primarily due to the following factors: a $243,798 decrease in salary, commissions, benefits and stock compensation expenses, even after approximately $76,000 in new commissions paid to TDG related to our non-compete amendment; a $425,784 decrease in advertising, marketing and trade show costs; a $298,003 decrease in our app store and website related costs; and a decrease of $65,462 in travel related expenses.

General and Administrative. General and administrative costs include professional fees, investor relations (IR) costs including shares issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Nine Months Ended September 30, 2019	% of Sales	Nine Months Ended September 30, 2018	% of Sales	Dollar Change	% Increase (Decrease)
General and Administrative	$5,248,919	111%	$5,579,500	91%	$(330,581)	(6%)

General and administrative costs decreased by 6% or $330,581 for the nine months ended September 30, 2019 as compared to the same period in 2018 primarily because of a decrease in salary, commissions, benefits and stock compensation expenses of $856,984 related to staff reductions; partially offset by an increase in legal costs of $135,111, IR and shareholder related expenses of $163,418 and $277,330 in IT and security assessment consulting fees.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended September 30, 2019 was $1,795,782 as compared to $946,335 in the same period in 2018, an increase of $849,447. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction in progress and recent leasehold improvements with our plant expansion which occurred in Q4-2018 and Q1-2019. Amortization expense of the intangible asset related to the non-compete TDG Amendment was $306,000 versus Nil in the same 2018 period.

Other Income (Expense), Net.   Total other income was $48,539 for the nine months ended September 30, 2019 as compared to an expense of $63,044 in the same period in 2018. The overall decrease of $111,583 in other expenses was primarily the result of a decreased loss of $13,873 in derivative valuation for the nine months ended September 30, 2019 as compared to the same period in 2018; nil in asset disposal losses versus $56,836 in the same 2018 period; an increase of $71,981 in investment interest income; and partially offset by an increase of $42,037 in other taxes.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $15,640,606, a decrease of $1,623,037 from $17,263,643 as of December 31, 2018.

As of September 30, 2019, we had current assets of $28,047,112 as compared to current liabilities of $2,724,679 which resulted in a positive working capital position of $25,322,433. At December 31, 2018, we had a working capital position of $22,706,430. Our current liabilities are comprised principally of accounts payable, operating lease liabilities and accrued expenses.

During the nine months ended September 30, 2019, we used $18,051,495 of cash for operating activities which includes (i) a net loss of $16,892,385, partially offset by non-cash expenses totaling $3,072,649, (ii) $1,343,184 for purchases of component inventory as we ramped up for volume production of our Blade and M400 product lines, (iii) $1,815,968 paydown of trade payables that existed as of December 31, 2018, and (iv) $744,523 increase in advanced vendor prepayments to third party suppliers to support our Blade and M400 production activities going into the fourth quarter and the 2020 fiscal year. For the nine months ended September 30, 2018, we used $17,934,510 of cash for operating activities.

During the nine months ended September 30, 2019, we used $2,426,549 of cash for investing activities, which includes (i) $1,436,242 for purchase of manufacturing equipment, product mold tooling, and computer equipment primarily related to new waveguide manufacturing equipment, and (ii) $807,079 in license and other intangible asset costs were capitalized, $750,000 of which was the two final payments required under our TDG non-compete amendment. For the nine months ended September 30, 2018, we used $1,547,560 of cash for investing activities.

During the nine months ended September 30, 2019, we generated $18,855,007 in cash from financing activities from the sale of equity securities on July 2, 2019. Gross proceeds from this equity sale were $20,000,007 and direct issuance costs were $1,145,000. For the nine months ended September 30, 2018, we generated $28,064,375 in cash from financing activities from the sale of equity securities.

As of September 30, 2019, the Company does not have any current or long-term debt obligations outstanding.

We incurred a net loss for the nine months ended September 30, 2019 of $16,892,385 and annual net losses of $21,875,713 in 2018 and $19,633,502 in 2017. The Company has an accumulated deficit of $135,158,826 as of September 30, 2019.

Historically, the Company has met its cash needs primarily by the sale of equity securities. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 5,479,454 additional shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share and warrant for aggregate gross sale proceeds of $20,000,007. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,855,007. The warrants sold in the offering will be exercisable for a period of two years commencing six months from the issuance date at an exercise price of $4.10 per share.

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

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements concerning:

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
•	the effect of competitors and competition in our markets;
•	our wearable products and their market acceptance and future potential;
•	our ability to develop, timely introduce, and effectively manage the introduction of new products and services or improve our existing products and services;
•	expected technological advances by us or by third parties and our ability to leverage them;
•	our ability to attract and retain customers;
•	our ability to accurately forecast consumer demand and adequately manage our inventory;
•	our ability to deliver an adequate supply of product to meet demand;
•	our ability to maintain and promote our brand and expand brand awareness;
•	our ability to detect, prevent, or fix defects in our products;
•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
•	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
•	our ability to attract and retain highly skilled employees;
•	the impact of foreign currency exchange rates;
•	the effect of future regulations;
•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next twelve (12) months; and
•	general market, political, economic and business conditions.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2019.

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

On or about October 27, 2018, Bob Glenn filed a shareholder derivative suit in the Supreme Court of the State of New York, County of Monroe against certain of the Company’s current and former directors and executive officers. The Company was named as a nominal defendant only. The complaint alleges breaches of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint alleges that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint seeks a declaration that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company, determining and awarding damages, and directing the Company to reform and improve its corporate governance. Similar derivative suits were filed by Michael Washington and John Mayer on or about October 26, 2018 and October 29, 2018, and pursuant to the parties’ stipulation, the Court ordered the three lawsuits consolidated on January 29, 2019. Because the Company believes the allegations to be false and without merit, it filed a motion to dismiss the complaints on September 6, 2019. In response to the motion, the plaintiffs filed a consolidated amended complaint on October 3, 2019 in an attempt to bolster their allegations, but the causes of action remain substantially similar to those asserted in the original complaints. The Company continues to believe the claims are baseless and will continue to vigorously defend itself against these lawsuits. Accordingly, the Company intends to file a motion to dismiss the consolidated amended complaint in the near future.

Item 1A.	Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018. There have been no material changes from those risk factors, except as set forth below. The risks discussed in our 2018 annual report and below could materially affect our business, financial condition and future results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities –

•	During the three months ended September 30, 2019, we issued 45,000 shares of common stock to our outside directors as part of their annual retainage. These shares vest over a 12-month period beginning July 1, 2019.

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

VUZIX CORPORATION

Date: November 7, 2019	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)