Form 10-K
period 2019-12-31
Vuzix Corp
filed 2020-03-16
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35955

Vuzix Corporation

( Exact name of registrant as specified in its charter )

Delaware (State of incorporation) 25 Hendrix Road, Suite A West Henrietta, New York (Address of principal executive office)	04-3392453 (I.R.S. employer identification no.) 14586 (Zip code)

(585) 359-5900
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	VUZI	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2019 was approximately $97,000,000 (based on the closing price of the common stock of $4.09 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 16, 2020, there were 33,128,620 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders.

ii

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

•	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;

•	the effect of competitors and competition in our markets;

•	our wearable display products and their market acceptance and future potential;

•	our ability to develop, timely introduce and effectively manage the introduction of new products and services or improve our existing products and services;

•	expected technological advances by us or by third parties and our ability to leverage them;

•	our ability to attract and retain customers;

•	our ability to accurately forecast consumer demand and adequately manage inventory;

•	our ability to deliver an adequate supply of product to meet demand;

•	our ability to maintain and promote our brand and expand brand awareness;

•	our ability to detect, prevent, or fix defects in our products;

•	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;

•	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;

•	our ability to attract and retain highly skilled employees;

•	the impact of foreign currency exchange rates;

•	the effect of future regulations;

•	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and

•	general market, political, economic and business conditions.

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

Company Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices, also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, enterprise data, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses and AR products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. This includes the representative forms such as augmented reality (AR), mixed reality (MR) and virtual reality (VR) and the areas interpolated among them. Extended reality (XR) is a term referring to all real-and-virtual combined environments. Our wearable display products cover the entire spectrum from "the complete real" to "the complete virtual" in the concept of reality–virtuality.

For AR glasses, historically, see-through HMDs displayed the real world using semi-transparent mirrors placed in front of the user’s eyes. VR users wore large goggles which sealed their view of the outside world. Both types of these HMDs were large and bulky and as a result, they had little mass-market appeal. We have developed thin optics, called waveguides, that are fully see-through and enable miniature display engines to be mounted in the temples of the HMD which allows the form factor of the Smart Glasses to be comparable to conventional eyeglasses. Our Smart Glasses and AR glasses are designed for all day use cases and are small enough to fit in a user’s pocket or purse.

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

We believe that key growth areas for us are the enterprise, consumer electronics, OEM, defense and security markets. We are addressing most of these markets by developing and selling our own finished products and building a growing eco-system of software and services with our VARs, developers and end customers. Another potential channel to these markets we are developing includes supplying mass production of waveguide optics and display engines to select third parties to use in their products. We believe that our waveguides and compact display engine technologies are a key differentiator for enabling next generation AR and Smart Glasses hardware for the enterprise and consumer segments because they will ultimately allow us to make HMDs nearly indistinguishable from regular eyeglasses.

We have developed our own intellectual property portfolio that includes patents, over 22 years of manufacturing know-how, software, proprietary processes, materials and equipment to create high performance waveguides, and near-eye display products. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AR and Smart Glasses products and waveguide optics and display engine technology.

Our History

Historically, we have focused on three markets: the consumer markets for gaming, entertainment and mobile video; smart glasses products for enterprise; and rugged mobile displays for defense markets. We introduced our first HMD products over 22 years ago and we have offered numerous product models and versions with ever advancing features and capabilities that have served the three markets. In June 2012, we sold the assets that produced products and provided services to military organizations and defense organizations, but effective October 2018, we renegotiated the exclusivity agreement with the company we sold our defense division to and, as a result, we have started marketing and sale initiatives directly into the defense and homeland security markets.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of wearable displays and computers including AR glasses and Smart Glasses solutions. We offer our products across major markets, platforms and applications. We strive to be an innovator in designing wearable display devices that can enable enterprise productivity hands-free applications, mobile video viewing, general entertainment, social media, and most importantly, AR applications. We believe our revenue growth will be driven by the introduction of new AR Smart Glasses, accessories, and software applications.

To maintain and enhance our position as a leading provider of wearable display and computing products for AR and hands-free computing, we seek to:

•	develop products based on our unique technology for both specialized and large enterprise and consumer markets as well as defense and security;
•	improve brand recognition;
•	provide excellent products and service;
•	broaden and develop strategic relationships and partnerships;
•	sell our products or license our technology to third-party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);
•	promote and enhance the development of third-party software that can take advantage of our products, including offering apps and software through our own “app store”;
•	extend our innovative and proprietary technology leadership;
•	enhance and protect our intellectual property portfolio;
•	establish multiple revenue sources; and
•	attract and retain highly qualified personnel.

Our strategy is also to create a leadership position as a worldwide supplier of waveguide optics and near-eye display technology solutions for applications in high growth segments of the enterprise and consumer electronics industry by capitalizing on our experience and expertise in wearable displays and computers and the move to AR Smart Glasses for delivering artificial intelligence (AI), entertainment, work, social media and other applications. We aim to provide waveguides, display engines and complementary optics to enable OEM customers to serve a variety of markets with new enhanced display electronic products. Some key elements of our OEM strategy to achieve these objectives include:

•	strengthening our technology leadership;
•	optimizing waveguide manufacturing efficiencies while protecting proprietary processes;
•	building and maintaining strong design and software capabilities for our products;
•	developing OEM and mass production partnerships in the AR Smart Glasses market; and
•	leveraging technology and marketing strategic relationships with third parties.

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

Current mobile display technology is almost universally based on direct view screens. These displays are designed to be handheld and small to make portability easy. Our products provide hands-free virtual large screens that are interactive and fit into eyeglass form factors. VR-based head-worn displays block out surroundings for a fully immersive experience. AR-based displays are designed to be "see-through" or "see-around" and allow the user to still see and interact with their surroundings. They may contain one (monocular) or two (binocular) displays. We have leveraged our experience in developing wearable display computing products over the last 22 years and believe our AR experiences, relative to our competitors, allow us to more rapidly introduce wearable displays suitable for mobile, enterprise, defense and security workers, and general market consumers.

Our business for the last five years has focused on enterprise and industrial markets and high-end (prosumer) mobile consumer markets. We believe the demand for head-worn displays in these markets is being driven by such factors and expectations as:

•	an increasing number of “ready to go” hands-free enterprise, commercial and medical applications for which our products are well suited;
•	increasing demand for Internet, social media and cloud services’ access “anywhere, anytime”;
•	the growing use of AR/XR applications that will drive the need for head-worn display solutions to replace the need to hold up handheld devices to use the applications;
•	more users migrating a greater portion of their entertainment and information gathering time to mobile devices; and
•	we believe that our near-eye display technologies can significantly increase user satisfaction and allow for widespread AR adoption and applications.

Target Markets

We offer smart wearable display products that enable development and deployment of AR applications. AR Smart Glasses enable the wearer to see computer-generated information, graphics or images projected into the real-world environment or upon an object that the user is observing. Thus, whether in the warehouse, on the factory floor, or in the field, users wearing AR Smart Glasses may access a manual, tutorial, or image that is connected to the task at hand which will assist them in completing that task, while also viewing their current surroundings and nearby objects. Additional possible applications of AR-enabled Smart Glasses for consumer use include hands-free alerts, messaging, location and context aware information and social interaction.

Our target markets and applications by major sector are:

Enterprise

Our Smart Glasses products are currently focused on the enterprise market, including sectors such as industrial and medical. These Smart Glasses products run native Android applications within the glasses that, for example, allow them to stream video in real-time, which is very useful for many enterprise applications. We believe that a wide variety of commercial and industrial markets offer significant opportunities for our products due to increasing demand for instant data accessibility in mobile workplace environments. The benefit of hands-free mobile displays and computers over a handheld device is significant. Most mobile workers need the use of their hands while working and having access to the information required while being hands free can significantly improve productivity over having their hands occupied with handheld devices like tablets or a phone. Our Smart Glasses are being used for numerous applications including: remote service video support, wearable computer displays, viewing of wireless sensor data, quality assurance, hands-free access to work instructions such as assembly check lists and manuals, in-the-field maintenance, warehouse pick and place, real-time viewing of remote images, and training and education. We have built an ecosystem of Value-Added Resellers (VARs or VIPs – Vuzix Integration Partners), established relationships with a growing number of system integrators, and have garnered infrastructure support from leading mobile device management companies.

Security and First Responders

Our Smart Glasses, particularly the Vuzix Blade, have the potential to become disruptive and game changing products for security providers and first responders such as police and firefighters. There are significant business opportunities that take advantage of the Vuzix Blade’s unique form factor to assist law enforcement and security personnel in keeping people safe or identifying suspicious persons or those associated with crimes. The ability to deliver video feeds and real-time facial recognition and weapons detection alerts in a covert fashion to a Blade wearer literally gives security personnel and first responders eyes in the back of their heads while allowing them to stay remotely connected and informed.

Prosumer

We believe that the most significant driver of longer-term wearable display market adoption will be the growing consumer demand for mobile access to ever larger volumes of information and entertainment content in smaller and wearable packages.

We also believe that augmentation of the real world with cloud-based information is going to change the future of computing and will result in broad adoption of AR smart glasses. This capability will allow smart phone users to be able to keep their phones in their pocket and at the same time still receive location-aware content overlaid with their real-world view. For example, while a user walks down the street, they could get directions and a Yelp score for the restaurant they are looking at or they could chase Pokemon Go game characters as if they were actually in the real world; all within the view of their smart glasses while leaving the phone in their pocket.

As we manufacture our waveguides and display engines in higher volumes at reduced costs and capitalize on our waveguide manufacturing expertise, we believe that our products will be increasingly well-positioned to compete with other see-through optics and displays, particularly as demand expands for sophisticated mobile computing devices offering higher resolution and better image quality for AR/XR and Smart Glasses applications. We believe our waveguide and display engine technology addresses the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption and longer life.

Products

We produce and sell AR Smart Glasses for a variety of enterprise, commercial, and prosumer uses and applications. Our products are available with varying features and are currently offered as monocular display systems.

Our AR Smart Glasses are an intelligent wearable computing system specifically designed to enable computing and connecting AR cloud/internet of things information and AI to the real world. The embedded cameras in our Smart Glasses are used for recording and/or seeing the real world. Input and control of our smart glasses consist of using the wirelessly connected smartphone, speech recognition voice control, a series of built in sensors for head motion and in some cases gesture sensors. We are building an ecosystem of developers around these smart glasses and anticipate that most of the software being developed will be usable on future generations of our smart glasses. Cloud or internet-connected applications for our Smart Glasses are being created for manufacturing, medical, field maintenance and repair, training, gaming and social media uses.

Our current products include:

M300XL, M400 and M4000 Smart Glasses (M series)

The M300XL and M400 (the “M series”) products are our monocular smart glasses designed for enterprise, industrial, commercial and medical markets. The M300 was first introduced in 2017, followed in 2018 by the improved M300XL and by the M400 with its enhanced capabilities which begun commercial production in September 2019. These products include an Android-based wearable computer similar in performance to a modern smart phone (an Intel Atom processor for the M300XL and the Qualcomm XR1 platform for the M400), enhanced with a wearable monocular display and wireless connectivity capabilities. These Smart Glasses serve up the digital world “hands-free”, offering access to information, data collection and more. Monocular products, due to their single eye display, are best used for push notifications and “information snacking”. An integrated head tracking, camera, touchpad, buttons and speech recognition gives versatility to navigate and use these M-series Smart Glasses in almost any working environment. These products include pre-installed apps that can be used to record and playback still pictures and video, track timed events, manage a user’s calendar, link to a phone, scan barcodes and much more. These products can provide enhancements to existing workflows and open new opportunities in industrial, medical, retail, supply chain, remote help desk, and many more aspects of our customers’ businesses.

In January 2020, the Company announced at CES 2020 a prototype of our monocular M4000 Smart Glasses. The M4000, which also uses the Qualcomm XR1 platform, runs on the latest Android OS and offers all the performance and functionality of the M400, features Vuzix’ proprietary waveguide optics to provide a completely non-occluded, see-through, heads-up, display along with reduced sizing. The M4000 will enter mass production in the second half of 2020.

Blade Smart Glasses

We introduced the Blade Smart Sunglasses as a monocular system at CES 2018. We believe the Vuzix Blade® is the natural evolution of AR glasses providing the user with a wide range of features and capabilities in a natural glasses form factor. The display imagery is projected visually out in front of the user like the heads up display in a car, current applications range from basic text messaging and answering the phone to overlaying mapping directions, menus, weather, events, stock quotes, video conferencing, sports updates, social feeds, biometrics and much more. The intuitive and feature packed Vuzix Blade OS allows the user to simply and intuitively navigate via simple swipes and taps, or leverage voice controls and external AI systems. This allows users to leave their phones in their pockets for most functions and adds the ability to connect the information being presented to the real world, including that from cloud-based speech AI platforms such as Amazon Alexa. We believe the Blade Smart Glasses is the first natural step to replacing the smart phone with a ubiquitous wearable device for all.

The Vuzix Blade with its fashionable form factor and all-day wear-ability fills the gap between wearer expectations and actual form factors. For the enterprise user, the Vuzix Blade pairs with the user’s smart phone or connect directly to a Wi-Fi network, allowing for custom, secure industrial applications.

Other AR Products

We are currently also developing a binocular AR Smart Glasses product with 3D, stereo cameras, and 3D camera vision capabilities that we expect to introduce sometime in 2021. Future AR Smart Glasses versions will include increased resolutions and fields of view, more powerful computers, MicroLED displays and our thin waveguide see-through optics. AR wearable displays provide the user a live, direct or indirect, view of a physical, real-world environment whose elements are “augmented” by computer generated sensory input such as sound, video, graphics or GPS data. Such systems also contain head tracking technology, which enables the user to look around the environment being viewed by moving his or her head which in turn sends that information back to the computer, which then adjusts the computer-generated AR image accordingly.

Applications for Smart Glasses

Dozens of standard applications that are optimized for use with the growing lineup of Vuzix AR Smart Glasses are included on the devices and available for download from the Vuzix App Store. These applications are similar to what is available to the customer with modern smart phones. These standard applications are designed to be simple to get started and easy to use, and we believe can immediately provide the fundamental benefits of Smart Glasses to novice and expert users alike.

Vuzix also resells a variety of other applications, including Vuzix Remote Assist (VRA), which provides remote telepresence capabilities, otherwise known as see-what-I-see video collaboration. VRA enables an operator, mechanic, field technician or consultant to communicate in a hands-free manner with a remote expert to drive “just in time” video support of a process or repair. VRA increases productivity and customer satisfaction by sharing information between field technicians and remote support experts. It enables Vuzix Smart Glasses customers to multiply their expert workforce, eliminate the high costs of travel, improve customer service levels and equipment operation and accelerate knowledge transfer and training. We are offering the VRA app on a monthly or one-year subscription basis. We are also developing “connector” applications to enable third party applications like Zoom, Skype for Business, WebEx and others, for use with our smart glasses. These applications in some cases will be free to the user and in others we will change annual fees.

App Store for Smart Glasses

We also have an App Store on our website where users can download and purchase Smart Glasses applications, including third-party apps. We continue to foster the development of an ecosystem of third-party developers to offer applications and trials for their smart glasses apps and many will be sold on an industry common revenue share model, with the publisher receiving approximately 70% of the subscriptions collected. Supported by Vuzix’ new App Store, developers can offer or sell their applications to all Vuzix Smart Glasses users, expanding into an ecosystem of AR applications for real world use today. The App store supports free, onetime fee, and paid subscription monetization models. The Vuzix third-party developer community is able leverage the open Android platform of the Vuzix M-Series and the Vuzix Blade to bring new and creative ideas to life.

Waveguide Optics and Design Reference Kits

We selectively offer waveguide optics and related coupling optics combined with our compact Cobra II display engine to form a see-through display module. We sell limited numbers of our waveguide optic design reference kits to select qualified potential OEMs/ODMs, which include a Cobra II projector, waveguide optics and associated electronics, to help these customers evaluate our technologies and to assist their efforts to build and test new products incorporating our proprietary solutions.

Our strategy for addressing the consumer mass market includes developing partnerships with both select consumer companies, including wireless communications carriers and select high volume production manufacturing companies.

Custom Solutions and Engineering Solutions

We have in the past provided fully integrated wearable display systems, including head mounted displays, human computer interface devices, near-eye display related engineering services and wearable computers to commercial, industrial and defense customers. As a result of the sale of our defense division in June 2012, we were precluded from pursuing general engineering services work with defense or security organizations. However, in October 2018 we signed an amendment to our agreement with the purchaser of our defense division that now allows us to sell our products to defense and security organizations, including business customers and governmental entity customers that primarily provide security and defense services. Such potential customers include police, fire fighters, EMTs, other first responders, and homeland and border security.

In February 2017, we entered into a development agreement with Toshiba to create a customized Window-based USB-C Type C AR Smart Glasses offering for Toshiba, which is a derivative product of the Vuzix M300 Smart Glasses. We delivered hundreds of engineering and development units and began volume manufacturing in 2018 for Toshiba to fulfill their initial orders under our 3-year supply agreement, which was previously announced by Vuzix in December 2017. With the recent purchase of Toshiba’s computer division by Sharp (Foxconn), further commercial orders have slowed and we have no short-term expectation of further orders.

In the first quarter of 2020 we opened a new outward facing section of our website dedicated to offering our OEM and engineering services around our waveguides and display technology. Waveguides require a display engine built for the purpose of the intended design. Vuzix is able to address most of these design specifications regardless of size, light coupling, power consumption, or resolution. There are many factors that need to be considered to get the right solution. This adaptability makes our engineering services capability highly desirous within the technology industry.

Defense and Security Products

In early October 2018, we amended the 10-year non-compete restrictions with the buyer of our former defense division, TDG Acquisition LLC (DBA – Six15 Technologies (“Six15”). This amendment allows us to pursue opportunities related to the Company’s smart glasses and waveguide optics technologies into these expanded market opportunities related to first responders, US Department of Defense, Security Organizations and the Military. Vuzix is now permitted to perform contract work with and sell its waveguide optics and display engines to the largest third-party defense suppliers around the world that seek to incorporate Vuzix near-eye display or HMD technologies into the products and systems that they sell into Military Organizations. And while direct sales of products and services by us directly to Military Organizations are still precluded pursuant to the original non-compete and amendment, the new markets for Vuzix products enabled by the amendment to the non-compete, as well as an increased level of cooperation on certain non-competitive direct military sales, should be significant in both the United States and globally.

Product Development

We believe that the continued introduction of new products in our target markets is essential to our growth. Our products tend to have two to three-year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with external consultants to continue our product development efforts. Our primary development efforts are focused on waveguide optics (and their manufacture), projection engines, displays, low-power electronic designs, firmware and wearable computing software, and the design and ergonomics of wearable displays. Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. During 2019, 2018 and 2017, we invested $8,900,837, $10,378,728, and $6,706,690, respectively, in research and development activities. We expect to increase our research and development expenditures in the future and as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may continue to do so in the future.

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

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to advanced optics systems including passive and active see-through imaging waveguides, micro-projection display engines, high resolution scanning displays, and specialized software drivers and applications for wearable displays and computers. We also have a portfolio of trade secrets and expertise in nano-imprinting using quartz mold substrates, nano structure embossing, and engineering tool-sets for the design and manufacturing of diffractive waveguide optics. We are also performing research and development work on laser-based engines to drive scanned images into holograms, with the goal of such systems to offer next generation waveguides capable of 100 plus degree fields-of-view.

We believe that display engines are also important for commercializing wearable displays. We have developed a proprietary micro digital light processing (DLP) based engine called the Cobra II and are working on microLED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners on the micro LED arena and have demonstration systems that we have begun showing confidentially to select partners. These next generation waveguides and display engines have already allowed us to shrink the entire assembly to fit in the space available in a typical off-the-shelf pair of sports sunglasses. The Company’s Blade product will continue to evolve, and further reductions in size and power are on our near-term roadmap.

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

In October 2017, we acquired certain IP and patent applications from the inventor/seller related to holographic optics and display engines for “image and wave field projection through a diffusive media”. This technology is still in active development and we are making progress towards our first functional solution.

Major technologies that we employ in our products include:

Micro-display optics represent a significant cost of goods for both us and our competitors. This cost is a function of the physical size of the micro-display and the cost of the supporting optics. We have developed thin and lightweight optics that can be integrated with very small micro-displays that we can more closely match conventional eyewear frames in size and weight. These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable display solutions.

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

Custom Display Engines: We have patents and patents pending on intellectual property (IP) around micro DLP display engines. Our Cobra II micro DLP engine is one of the smallest volume engines built around DLPs. We are also working on laser modulated and MicroLED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners on MicroLED engines and have demonstration systems that we have begun showing confidentially to select partners and potential OEM customers. We are also performing research and development work on laser-based engines to drive scanned images into holograms, with the goal of such systems to offer next generation waveguides capable of 100 plus degree fields-of-view.

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

We believe that our intellectual property portfolio, coupled with our key supplier relationships and accumulated experience in the near-eye display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, and patents are critical to our success and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, including manufacturing processes and procedures, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment and non-competition agreements.

Our technologies enable us to provide low-cost, small form factor, high-resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 71 issued U.S. and foreign patents and 79 pending U.S. and foreign patent applications. We are also currently preparing several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates to July 6, 2041. In addition, in connection with the sale of our defense division in 2012, we received a worldwide, royalty-free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have 6 registered U.S. trademarks and 52 trademark registrations worldwide.

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

Aside from direct view displays, we also have competitors who produce near-eye personal displays or wearable displays. For the past decade, most of these products were mainly low-resolution, bulky in size, ergonomically deficient, costly, and heavy in their power requirements.

Competition - Binocular Wearable Display Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using micro-displays. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Avegant, Osterhout Design Group (ODG), Oculus/Facebook, HTC, Razer and many others. Many of these firms have discontinued their efforts while others have introduced VR viewers themselves. We believe these competitive products have received limited customer acceptance due to their being bulky and with non-user-friendly designs. Other companies that have stated their intention to enter this market when their product development is complete with either finished products or components with optics and display engines are Lumus, WaveOptics, Digilence, and Microvision Corporation.

As an alternative to micro-display-based head worn display systems, most manufacturers have moved to using larger display panels that are typically found in smart phones. A Facebook unit, Oculus, has been shipping its large field-of-view VR goggle HMD since 2016. HTC that same year introduced its higher-end VR system called the HTC Vive. Sony, after dropping their HMZ video viewer product, released in October 2016 its PlayStation VR goggle system specifically for its PlayStation 4 game console. Enhanced versions of these VR goggles along with systems possessing improved performance and reduced pricing hav been introduced by HTC, and Oculus has offered new models which do not have to be connected with a PC to operate. Facebook in 2019 introduced its first all-in-one gaming headset for VR. It combines a larger OLED high-resolution display and VR microprocessor that requires no wires or a PC to operate. The product has recently been on back-order due to popular demand.

Additionally, numerous manufacturers offer head worn goggle attachments for smart phones that are designed to be used for VR applications. These devices contain simple optics that allow the user to insert their smart phone into the device and view their phone screen very close to their eyes and can offer an inexpensive way for owners of compatible smart phones to experience virtual reality. These products are generally priced under $100 and include a wireless controller to allow the wearer to navigate and play VR games. We believe all these units are very bulky relative to the wearer’s head, offer limited, but improving resolution to each eye, and often have less than clear optical performance across their viewing area. While acceptable for VR games and 360 videos, these are less than satisfactory as a big-screen video viewer or computer display due to ‘screen-door’ and other optical distortions. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

Competition – AR Glasses

In the AR markets, there are few competitors with most of this market currently aimed at the high-end and research markets. Companies that have offered or are offering products or intending to do so in this area include Microsoft, Meta, Sony, Epson, Atheer, DAQRI, Magic Leap, ODG, Nreal and CastAR. Today many of these products are fairly bulky and tethered to an external controller. Many are being sold as AR Smart Glasses and are currently targeted at enterprise and academic researchers. The most complete and functional systems today are the Microsoft Hololens and the Magic Leap One, both of which cost $2,295 - $3,500 per unit. Microsoft unveiled their second generation of Hololens in late February 2019 and Magic Leap has not yet provided a next generation of their original offering.

Magic Leap, a well-funded startup, released its Magic Leap One creator edition system for AR applications in late 2018 at a price of $2,295. Further, industry bloggers have speculated that companies such as Apple, Google, and Oculus/Facebook may offer or support AR wearable display products in the future, but to date, no specific product launch details have been officially announced.

Competition - Monocular Smart Glasses and Wearable Display Products

Although several companies produce monocular wearable displays, we believe that sales of their products to date have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Competitors in these markets include or have included: Liteye Systems, Inc., Lumus, Shimadzu Corporation, Sony, Kopin, Zebra Technologies (inclusive of the business unit formerly part of Motorola), Creative Display Systems, Brother, Google, Garmin, BAE Systems, Six-15 Technologies, LLC (the purchaser of our defense division), Lenovo, Optinvent, RealWear, Focals by North, and Rockwell Collins.

Google’s wearable display device, named Google Glass, was a headset product with similar form and function to our M100 Smart Glasses. In 2015, Google stopped selling its first version of Glass and then launched a refreshed version called Glass Enterprise. Google introduced the Google Glass 2 for Enterprise in 2019 with sales originally restricted to software and system integrators.

Several Japanese electronics companies including Hitachi, Murata, Sony, Westunitis, and Olympus have or had announced monocular smart glasses systems for industry and many have exited the business over the last two years. There are also several Chinese based companies that have been showing monocular smart glasses products, including Lenovo but their sales activities thus far have been somewhat limited and focused on Asia. We expect that we will encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

There is competition in all types of products we manufacture, from both large and small companies. The principal points of competition for these products include, among other factors: price, product performance, the availability of supporting applications, and the experience and brand name of the particular company and history of its dealings in such products. We believe that our monocular products match or exceed the display products currently offered by our competitors.

Competition – Waveguides and Display Engines

There are a limited number of manufacturers of waveguide optics, all targeted at OEM producers of AR and smart glasses. Competitors to our waveguide products include Lumus, WaveOptics, Digilens, Optivent and several others. New waveguide manufacturers from China have begun demonstrating their solutions at recent trade shows.

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

We currently sell our products internationally through resellers, direct to commercial customers, and via online stores and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the European Union (the “EU”). In Japan, we have a branch sales and service office and a small warehouse in Tokyo. We employ two full-time staff in Japan. We have a wholly owned subsidiary, Vuzix (Europe) Limited, through which we conduct our business in the EU and Middle Eastern markets. We maintain a small European sales office in Oxford, England that is staffed by full time sales consultants. For warehousing, we have contracted with a third-party fulfillment center based in the UK to service our customers in the EU.

For customer support for the Americas and EMEA, we have contracted with a third-party end user technical support firm that provides 16 hours of customer and technical support daily.

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

Marketing

Our marketing and sales group in conjunction with external firms is responsible for product management, planning, advertising, marketing communications, and public relations. We have both internal and external public relations efforts in the U.S. and UK. We also employ marketing firms to help prepare brochures, packaging, tradeshow messaging and advertising campaigns, focused on either the enterprise or consumer end markets. Most of our products are currently sold under the Vuzix brand name. Toshiba’s AR100, based on our M300 Smart Glasses is our first co-branded product. We seek to have Vuzix become known as one of the premier suppliers of wearable display products for enterprise applications and AR smart glasses. We currently undertake specific marketing activities as needed, including, but not limited to:

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

Our Blade Smart Glasses products are primarily sold directly to prosumers and at times through select specialty retailers and online retailers such as Amazon. Our monocular Smart Glasses are sold through valued-added resellers, direct to end customers, through our webstore and through a limited number of third party online stores. Our website, www.vuzix.com, is an important part of our direct sales efforts.

Engineering Services and OEM Products

We primarily respond to sales inquiries for our engineering services programs and OEM component requests directly and usually in response to inbound inquiries. We do not offer “works for hire” services at Vuzix but rather offer our services to opportunities that could result in advancing our technology or end up in a long-term supply or OEM relationship. We believe we have established a solid reputation for quality, performance, and innovation for wearable near-eye display systems that will be attractive to many types of commercial users that want to leverage our services and products within their businesses. Our design and engineering staff are actively involved with customers during all phases of prototype design through production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance.

We continue to receive inbound requests for engagement related to our proprietary waveguide optics and miniature display engines from some of the world’s largest consumer and mobile electronics firms. Our business strategy is to commercialize our waveguide and display engine technologies and products to permit select ODMs and OEMs to integrate and embed our technologies and products in a way that best matches their unique capabilities and timeline for bringing their products to market. We now formally offer these solutions actively on our website.

Manufacturing

We purchase product components from our suppliers, engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies, and now do the final assembly of our products primarily in our Rochester, New York based facility. From 2016 to the summer of 2019, we used primarily contract manufacturers in China to assemble our products. We are experienced in the successful production of our products in moderate volumes. Our current facilities are capable of tens of thousands of finished products in total annually, and we believe producing out of these facilities at these levels is more economical and easier to manage than through third parties. We also manufacture all our waveguide optics in our cleanroom environments at our Rochester, New York facility. We evaluate contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers. However, we also expect to manufacture all our waveguide optics only at our Rochester, New York facility.

We currently purchase almost all of the micro-displays used in our products from Sony Corporation, Texas Instruments and Kopin. Our relationship with these micro-display suppliers is generally on a purchase order basis and none have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis, nor do we have any contractual obligation to purchase micro-displays from them. We have operated this way for over a decade with these suppliers. Our Cobra II display engine is based on our proprietary design and is exclusively manufactured for us by a firm in Asia and it incorporates a DLP engine from Texas Instruments. We generally procure our other non-micro-display components and products from our vendors on a purchase order basis without any long-term commitments. Many of the raw materials used in our components are standard to the consumer electronics and computer industry. We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. In some cases, we procure specific components and either sell them or consign them to our contract manufacturers. Products are either shipped to our customers or shipped to our Rochester, New York headquarters to be inventoried as finished goods. We currently use several manufacturing sources in Asia where we have located some of our tooling.

While we do not manufacture our components, other than waveguides, we own the tooling that is used to make our custom components. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products if they are co-branded. Such third-party products represented less than 5% of our sales in last three fiscal years.

Our manufacturing is not currently subject to seasonal variations, but in the future, depending upon our customers' product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

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

Employees

As of March 16, 2020, we had 88 full-time employees in North America, of which 43 are in research and development and engineering services support. In Japan we have 2 full-time employees to manage our Asian sales activities. In England we have 2 full-time contractors to manage our European sales and marketing activities.

Information about Geographic Revenue

Information about geographic revenue is described in Note 18, “Geographic and Other Financial Information” in the notes to our consolidated financial statements.

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

Reference in this report to “Vuzix”, the “Company”, “we,” “us,” “our” and similar words refer to Vuzix Corporation and its wholly-owned subsidiary.

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

We reported a net loss of $26,476,370 for the year ended December 31, 2019, a net loss of $21,875,713 for the year ended December 31, 2018, and a net loss of $19,633,502 for the year ended December 31, 2017. We have an accumulated deficit of $144,742,811 as of December 31, 2019.

We may not achieve or maintain profitability in the future. We will need to increase sales in order to achieve and maintain profitability. In addition, we expect that our expenses relating to product development and research, sales and marketing, as well as our general and administrative costs, may increase as our business grows. If we do not soon achieve and maintain profitability, our financial condition will ultimately be materially and adversely affected and we would eventually be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability on a quarterly or annual basis within the timeframe expected by investors, the market price of our common stock may decline.

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

Based on our current operating plan, we anticipate that, given our current working capital levels, and our plans to raise additional capital as needed, we will be able to meet our financial obligations as they become due over the next twelve months. We currently have no additional committed external sources of funds and additional financing may not be available when we need it or may not be available on terms that are favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2019, 2018 and 2017 and we have an accumulated deficit. Although we plan to seek to operate efficiently and to manage our costs effectively, including reductions in-force, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with any restructuring, including the estimates of related cash expenditures made in connection with any such restructuring, may exceed estimated amounts and may not lead to improvements in results of operations at expected levels and in the expected timeframe. If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to maintain or achieve profitability.

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

Moreover, smartphones, tablets, and new wearable devices with ever growing larger video display screens and computing power have significantly improved the mobile personal computing experience. In the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Lenovo, Fitbit, Google, Snap, Garmin, Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any of which could substantially harm our business and results of operations.

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

We rely on and will continue to rely on technologies (including micro-displays, mobile computing electronics and operating systems) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us. We are attempting to mitigate this risk by exploring ways to develop our own micro-display technologies using LED, MicroLED and laser scanning displays, but there can be no assurance that we will be successful in doing so.

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

If micro-display-based personal or near-eye displays do not gain greater acceptance in the market for mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one-inch, most of which are based on direct view liquid crystal display, or LCD and organic light emitting display, or OLED technology. A number of companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, handheld direct view LCDs and OLED displays. Many of the leading manufacturers of these larger direct view LCDs, including LG Electronics, Royal Philips Electronics, Samsung Electronics Co., Ltd., Sony Corporation, HiMax, Omnivision, Citizen, and Sharp Corporation, are large, established companies with global marketing capabilities, widespread brand recognition and extensive financial resources. Advances in direct view LCD and OLED technology or other technologies may overcome their current market limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our near-eye display and computing technology and cause our business strategy to fail.

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

There are a number of competing providers of micro-display-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal wearable display market.

In addition to competing with direct view displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Our primary personal display competitors have or have included Carl Zeiss, Inc., Sony, Epson, Alphabet (Google), Brother International, 5DT Inc., eMagin Corporation, Facebook (Oculus), Avegant, Kopin Corporation, Magic Leap, Lenovo, Microsoft, HTC, MicroVision, Inc., Lumus Ltd., Kaiser Electro Optics Inc., Garmin, Optinvent, HTC Valve, LGE, N-Real, Epson, Zebra and Accupix of Korea. Numerous other start-up companies have announced their intentions to offer smart glasses and AR products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer AR glasses in the near future.

Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new micro-display-based personal display technologies and near-eye products that are more affordable or have more desirable features than our technology. If our products are unable to capture a reasonable portion of the smart wearable display market, our business strategy may fail.

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

Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with the supply chain transparency requirements, such as RoHS Directive, we cannot provide assurance that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new related laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other mobile and consumer electronics, our products have a risk of overheating in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We generally provide a one-year warranty on all of our products, except in certain European countries where it can be two years for some consumer-focused products. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, VAR, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

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

In the markets in which we compete, prices of established consumer electronics displays, personal computers, and mobile products tend to decline significantly over time or as new enhanced versions are introduced, frequently every 12 to 24 months. In order to maintain adequate product profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our component costs. We expect to attempt to offset the anticipated decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 71 issued U.S. and foreign patents and 79 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we were the first to conceive, reduce to practice, invent, or file the inventions covered by each of our issued patents and pending patent applications;

•	others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;

•	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products, services, technologies or designs that are patentable; or

•	the patents of others will have an adverse effect on our business.

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

The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. To protect or enforce our intellectual property rights, we may initiate proceedings or litigation against third parties. Such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation also may be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us, which could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate and the damages or other remedies awarded, if any, may be commercially valuable. The occurrence of any of these events may adversely affect our business, financial condition and operating results.

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

Even in those jurisdictions where we are able to register our trademarks, competitors may adopt or apply to register similar trademarks to ours, may register domain names that mimic ours or incorporate our trademarks, or may purchase keywords that are identical or confusingly similar to our brand names as terms in Internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our products and services. If we are not successful in proving that we have prior rights in our marks and arguing that there is a likelihood of confusion between our marks and the marks of these third parties, our inability to prevent these third parties from using may negatively impact the strength, value and effectiveness of our brand names and our ability to market our products and prevent consumer confusion.

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

With the growth of mobile devices and personal voice assistants, cloud services and AI, the number of supporting platforms has grown, and with it the complexity and increased need for us to have business and contractual relationships with the platform owners in order to produce products compatible with these platforms and enable access to and use of these platforms with our products. Our product strategy includes current and future products designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners that are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products for their own platforms and may produce products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications and/or we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications. We may otherwise fail to navigate various new relationships, which could adversely affect our relationships with existing platform or software owners.

Our access to third-party platforms may also require paying a royalty or licensing fee, which lowers our product margins or may otherwise be on terms that are not acceptable to us. In addition, the third-party platforms or technologies used to interact with our product portfolio can be delayed in production or can change without prior notice to us, which can result in our having excess inventory, lower margins, or customer support issues.

If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

If our customers are not satisfied with our technical support, firmware or software updates on some of our products, they may choose not to purchase our products, which would adversely impact our business and operating results.

Our business relies, in part, on our customers’ satisfaction with the technical support, firmware, software and security updates we provide to support our products. If we fail to provide technical support services and necessary updates that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products, customers may choose not to purchase additional products and we may face brand and reputational harm, which could adversely affect our operating results.

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

The majority of our various reseller relationships for our Smart Glasses and AR products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

Our operating results may be adversely impacted by worldwide political, economic and public health uncertainties and specific conditions in the markets we address.

Any worsening of global economic, financial, or public health conditions, including global pandemics, could materially adversely affect (i) our ability to raise, or the terms of needed capital; (ii) demand for our current and future products; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

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

Due to our significant level of international operations, including the use of foreign contract manufactures, we are subject to international operational, financial, legal, political and public health risks which could harm our operating results.

We purchase product components from our suppliers and engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies. We moved the assembly of our finished products to our plant in Rochester, New York in late summer 2019. Additionally, we use our Rochester, New York facility for the production of waveguides and their related display engines and intend to do so for some time. In the future, our mature products could have their final assembly performed outside the USA. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

•	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;

•	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, export controls, export licenses, import controls and other trade barriers;

•	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;

•	political or public health instability, including global pandemics, in the countries in which our suppliers operate;

•	changes or volatility in currency exchange rates;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles; and

•	Any of these factors could harm our own, our suppliers’ and our customers’ international operations and businesses and impair our and/or their ability to continue expanding into international markets.

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

If significant tariffs or other restrictions are placed and maintained on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed.

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

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, China, countries in EMEA and other countries. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened, present particular risks for us. Tariffs already announced and implemented are having an adverse effect on certain of our products, tariffs announced but not yet implemented may have an adverse effect on many of our products, and threatened tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

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

We collect, store, process and use our customers’ personally identifiable information and other data in our transactions with them, and we rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third- party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

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

Further, data protection legislation is also becoming increasingly common in the United States at both the federal and state level. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020. The CCPA requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

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

Changes in our management could have an adverse effect on our business, and in particular while our staff is relatively small with under 100 employees, we are dependent upon the active participation of several key management personnel, including Paul Travers, our President and Chief Executive Officer. Mr. Travers is critical to the strategic direction and overall management of our company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition and operating results. We do not carry key person life insurance on any of our senior management or other key personnel other than our CEO. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in West Henrietta, New York. If he becomes unable to legally or efficiently travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

We will need to hire and retain highly skilled technical personnel as employees and as independent contractors in order to develop our products and grow our business. The competition for highly skilled technical, managerial and other personnel is at times intense. Our recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we may make investments in complementary businesses, products, services or technologies. We have not made any material acquisitions to date and, as a result, our ability as an organization to successfully acquire and integrate other companies, products, services or technologies is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by customers or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. Additionally, we may receive indications of interest from other parties interested in acquiring some or all of our business. The time required to evaluate such indications of interest could require significant attention from management, disrupt the ordinary functioning of our business and adversely affect our operating results.

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

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

•	New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;

•	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions and reduce the prices of existing products. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and

•	Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We operate the majority of our business from one location in West Henrietta, a suburb of the Rochester, New York. We also rely on third-party manufacturing plants in the US and Asia and third-party logistics, sales and marketing facilities in Japan and England, and in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Manufacturing

We do not control our contract manufacturers or suppliers or require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.

We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices, or require them to comply with a formal code of conduct. Though we conduct periodic visits to some of our contract manufacturers and suppliers, these visits are not frequent or thorough enough to detect non-compliance with applicable laws and good industry practices. A violation of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation. In addition, we may choose to seek alternative manufacturers or suppliers if these violations or failures were to occur. Identifying and qualifying new manufacturers or suppliers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. Other consumer products companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation, reduce demand for our products and harm our ability to meet demand if we need to identify alternative manufacturers or suppliers.

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

Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events, including global pandemics.

We do not currently own or operate any manufacturing facilities for micro-displays, one of the key components in our products. Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. We currently purchase almost all of the micro-displays used in our Smart Glasses products from Sony, Texas Instruments, and Kopin Corporation. Our relationship with these companies generally is on a purchase order basis and these firms do not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. These firms could discontinue sourcing merchandise for us at any time. If any of these firms were to discontinue its relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Several new LCOS and alternative OLED suppliers have begun offering micro-displays suitable for use in our products. With new tooling and electronics, any one of these alternative displays could be incorporated into our products but our costs of production could be higher, they may offer less performance, and, as a result, make our products too costly and less desirable.

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

We currently have little equipment redundancy in our manufacturing facility. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply products to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions in the past and no assurance can be given that we will not lose potential sales or be able to meet production orders due to future production interruptions in our manufacturing lines.

Our waveguide and display engine products are subject to lengthy OEM development periods.

We sell some of our waveguide and display engines with micro-displays to OEMs with the objective that they then incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM products is significant, often with a duration of between one to two years. If our products fail to meet our OEM customers’ cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us, we would be unable to manufacture and sell our products until a suitable replacement supplier could be found. We may be unable to find, if and when needed a replacement third-party contractor or supplier on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our business to be unsuccessful.

The mobile consumer electronics and IT industries are subject to significant fluctuations in the availability of components. If we do not properly anticipate the need for critical components, we may be unable to meet the demands of our customers and end-users on a timely basis.

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

Given our capital plans, needs and expectations, we may need to issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then existing stockholders.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholders’ investment will only occur if our stock price appreciates. In addition, the holder of our outstanding shares of Series A Preferred Stock is entitled to certain dividends prior to payments of dividends to holders of common stock, which may be paid “in-kind” by the Company.

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

As of March 16, 2020, we have issued and outstanding 33,128,620 shares of common stock, 49,626 shares of Series A Preferred Stock convertible into 4,962,600 shares of common stock, warrants to purchase 5,479,454 shares of common stock, and options to purchase 1,383,591 shares of common stock. The issuance of shares of common stock upon conversion of preferred stock, payment of accrued preferred dividends in-kind, or exercise of outstanding warrants or options could result in substantial dilution to our stockholders, which may have a negative effect on the price of our common stock.

The interests of the holder of our Series A Preferred Stock, which holds shares representing approximately 15% of the voting power of our stock and has the right to nominate and elect two directors to our Board of Directors, may conflict with the interests of our other stockholders.

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

On November 10, 2016, we received a letter from the Series A Purchaser stating that it had been evaluating its alternatives with respect to its significant investment in and strategic relationship with us and that it has concluded that it no longer desires to pursue a strategic relationship with us. While the Series A Purchaser stated it had high regard for the Company’s team and its technology, the technology did not fit into its strategic plans. Furthermore, the Series A Purchaser added that it wanted to work with us to undertake an orderly disposition of its stock, subject to pricing and other conditions, that would minimize disruption in the markets, although it has not made any final decisions regarding its stock or the timing of a disposition. No further communications on this subject have occurred since then. Resale of such conversion shares by the Series A Purchaser may depress the price of our common stock.

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

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta (a suburb of Rochester), New York, 14586. This facility houses our office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. The base rent contractual payment obligations under this operating lease is currently $538,000 per year. The lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. As of January 2020, we have given formal notice of our intent to exercise the first of the two renewal terms, extending our current lease expiration date to October 3, 2023. We believe that our Rochester facility is in good operating condition and currently adequately serves our needs.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $8,700 per year. We lease this location pursuant to a renewable one-year lease which is scheduled to expire on September 30, 2020.

In Tokyo, Japan, we rent 577 square feet of office space at a cost of approximately $71,000 per year. We lease this location pursuant to a renewable one-year lease which is scheduled to expire on February 28, 2021.

Item 3.	Legal Proceedings

We are not currently involved in any actual or pending material legal proceedings or litigation, and we are not aware of any such proceedings contemplated by or against us or our property, except as follows:

On or about December 16, 2019, Throop, LLC (“Throop") filed a patent infringement lawsuit in the United States District Court for the Central District of California against the Company.  The complaint alleges that certain Vuzix products (which have yet to be sufficiently identified) infringe claims of U.S. Patent No. 7,035,897 and U.S. Patent No. 9,479,726.  Both patents expired on January 14, 2020.  The complaint purports to seek an injunction or payment of an ongoing royalty with respect to the patents, an award of damages to compensate for alleged past infringement, trebled damages, and an award of costs and attorney’s fees.  On March 6, 2020, before the Company filed a formal response to the complaint with the Court, Throop filed a voluntary dismissal without prejudice of the California complaint in response to the Company’s position that venue was improper. The Company denies that Throop is entitled to the relief requested and intends to vigorously defend itself against the claims asserted and any lawsuit related thereto brought against the Company going forward.

We were involved in the following litigation matters in 2019, which have been resolved:

On April 5, 2018, we filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York. The Company’s complaint against Mr. Pearson alleged that he published false and defamatory articles about the Company. Vuzix sought damages in excess of $80 million, including punitive damages, and money damages. The lawsuit was moved from New York State Supreme Court, New York County, to the United States District Court, Southern District of New York, and Mr. Pearson filed a motion to dismiss the complaint for lack of jurisdiction, among other grounds. On or about November 8, 2019, the Court granted Mr. Pearson’s motion and dismissed the lawsuit on the basis that it lacked personal jurisdiction over him. In its decision, the Court noted that it was not making a determination or ruling on the actual merits of the lawsuit.

On or about October 27, 2018, Bob Glenn filed a shareholder derivative suit in the Supreme Court of the State of New York, County of Monroe against certain of the Company’s current and former directors and executive officers. The Company was named as a nominal defendant only. The complaint alleged breaches of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint also alleged that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint sought a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, determining and awarding damages, and directing the Company to reform and improve its corporate governance. Similar derivative suits were filed by Michael Washington and John Mayer on or about October 26, 2018 and October 29, 2018, and pursuant to the parties’ stipulation, the Court ordered the three lawsuits to be consolidated on January 29, 2019. Because the Company believed the allegations to be false and without merit, it filed a motion to dismiss the consolidated complaints on September 6, 2019. In response to the motion, the plaintiffs filed a consolidated amended complaint on October 3, 2019 in an attempt to bolster their allegations, but the causes of action remained substantially similar to those asserted in the original complaints. Because the Company found the claims in the consolidated amended complaint also to be baseless, it filed a motion to dismiss that pleading as well on November 4, 2019. Electing not to respond to the motion, the plaintiffs chose, instead, to voluntarily discontinue the action against the Company, and filed a stipulation to that effect with the Court on December 10, 2019. Accordingly, the Court marked the case disposed.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the NASDAQ Capital Market under the symbol “VUZI”.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the S&P 500 Information Technology index on December 31, 2014. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Holders of Record

As of March 16, 2020, there were 45 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2019.

Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Securities - None

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance (1)
Equity compensation plans approved by security holders	1,383,591	$4.77	5,329,309
Equity compensation plans not approved by security holders	—	—	—
Total	1,383,591	$4.77	5,329,309

(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under our 2014 Equity Incentive Plan. The 2014 Plan (as amended) has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan automatically increases each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 20% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased. Refer to Note 14 for further details.

Item 6.	Selected Financial Data

We derived the selected consolidated statements of operations data for 2019, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For Years Ended December 31,
	2019	2018	2017	2016	2015
Sales of Products	$5,997,453	$7,692,102	$4,548,689	$1,987,878	$2,544,153
Sales of Engineering Services	673,151	402,266	989,064	139,500	205,831

Total Sales	6,670,604	8,094,368	5,537,753	2,127,378	2,749,984

Cost of Sales — Products	10,906,992	6,072,476	5,269,900	3,251,906	2,101,466
Cost of Sales — Engineering Services	171,733	253,610	944,451	39,060	82,332

Total Cost of Sales	11,078,725	6,326,086	6,214,351	3,290,966	2,183,798

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(4,408,121)	1,768,282	(676,598)	(1,163,588)	566,186
Operating Expenses:
Research and Development	8,900,837	10,378,728	6,706,690	6,947,878	3,595,437
Selling and Marketing	4,215,611	4,822,639	3,694,913	3,394,580	1,798,041
General and Administrative	6,600,092	6,973,238	6,126,335	5,114,139	6,120,101
Depreciation and Amortization	2,441,581	1,469,664	998,528	770,668	380,841
Impairment of Software Development Costs	—	196,223	—	—	—
Loss (Gain) on Inventory Valuation and Product Discontinuance	—	(211,416)	1,151,482	1,124,401	—
Impairment of Patents and Trademarks	—	—	—	20,506	13,222

Total Operating Expenses	22,158,121	23,629,076	18,677,948	17,372,172	11,907,642
Loss from Operations	(26,566,242)	(21,860,794)	(19,354,546)	(18,535,760)	(11,341,456)

Other Income (Expense)	89,872	(14,919)	(278,956)	(714,322)	(2,086,022)

Loss Before Provision for Income Taxes	(26,476,370)	(21,875,713)	(19,633,502)	(19,250,082)	(13,427,478)
Provision for Income Taxes	—	—	—	—	—

Net Loss	(26,476,370)	(21,875,713)	(19,633,502)	(19,250,082)	(13,427,478)
Preferred Stock Dividends	(1,931,860)	(1,820,168)	(1,714,934)	(1,620,048)	(1,514,081)
Loss Attributable to Common Stockholders	$(28,408,230)	$(23,695,881)	$(21,348,436)	$(20,870,130)	$(14,941,559)

Basic and Diluted Loss per Share	$(0.94)	$(0.87)	$(1.02)	$(1.23)	$(0.97)
Weighted-average Shares Outstanding – Basic and Diluted	30,348,452	27,182,560	21,013,907	16,908,544	15,408,724

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:
Cash, Cash Equivalents, and Marketable Securities	$10,606,091	$17,263,643	$14,889,636	$14,533,944	$11,877,058
Working Capital	16,438,851	22,706,430	15,807,364	13,808,094	14,728,089
Total Assets	28,446,465	35,133,640	26,833,253	22,345,260	19,562,629
Total Long-Term Liabilities	—	—	18,331	201,464	1,667,636
Accumulated Deficit	(144,742,811)	(118,266,441)	(96,472,452)	(76,838,950)	(57,588,868)
Total Stockholders’ Equity	24,240,443	30,456,975	21,379,713	17,721,837	16,092,871

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, and to a lesser degree the consumer markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in micro-display projection engines, waveguides, ergonomics, packaging, and optical systems.

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

Valuation of Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing to sales, production, and after-sale support. If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins. The Company wrote down to net realizable value all of its component inventory parts related to its M300 and M300XL Smart Glasses products, resulting from the decision to end their production as they are at a disadvantaged selling position against our newer, improved M400 introduced in the fall of 2019. The total net realizable value write-down recorded at December 31, 2019 was $3,153,028. In addition, the Company recorded an additional obsolescence provision of $1,419,631 related to its legacy M300 finished goods on hand as of December 31, 2019. The write-down and provision totaled $4,572,659 for the year ended and as of December 31, 2019. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different than historical results. No impairment charges on tooling and equipment were recorded in 2019, 2018 or 2017.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. There was no impairment charge recorded in 2019, 2018 or 2017. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $1,294,675 as of December 31, 2019, because management believes that its value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 to 5 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The unamortized software development costs remaining were valued (net of accumulated amortization) at $100,000 as of December 31, 2019, because management believes that its value is recoverable.

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”, as of January 1, 2018. Refer to Note 2 for further discussion on the impact of this adoption. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping terms and revenue is recognized as our products ship to customers, as control is transferred at that point in time. All of our standard products sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2019, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Stock-Based Compensation Expense

Our Board of Directors approves grants of stock awards and options to employees to purchase our common stock. Stock-based compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market.

Income Taxes

We have historically incurred domestic operating losses from both a financial reporting and tax return standpoint. Accordingly, we provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based upon currently enacted tax laws. Any future recorded value of our deferred tax assets will be dependent upon our ability to generate taxable income in the jurisdictions in which we operate. These assets consist primarily of credit carry-forwards and net operating loss carry-forwards and the future tax effects of temporary differences between balances recorded for financial statement purposes and for tax return purposes. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date, we have determined a 100% valuation allowance is required and accordingly no deferred tax asset has been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is more likely than not to be realized, an adjustment (reduction) of the valuation allowance would increase income to be recognized in the period such determination was made.

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

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2019 and December 31, 2018

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$5,997,453	$7,692,102	$(1,694,649)	(22)%
Sales of Engineering Services	673,151	402,266	270,885	67%

Total Sales	6,670,604	8,094,368	(1,423,764)	(18)%

Cost of Sales:
Cost of Sales - Products Sold	6,334,333	6,072,476	261,857	4%
Cost of Sales - Inventory Reserve for Obsolescence	4,572,659	—	4,572,659	NM
Cost of Sales - Engineering Services	171,733	253,610	(81,877)	(32)%

Total Cost of Sales	11,078,725	6,326,086	4,752,639	75%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(4,408,121)	1,768,282	(6,176,403)	(349)%
Gross Profit (Loss) %	(66)%	22%

Operating Expenses:
Research and Development	8,900,837	10,378,728	(1,477,891)	(14)%
Selling and Marketing	4,215,611	4,822,639	(607,028)	(13)%
General and Administrative	6,600,092	6,973,238	(373,146)	(5)%
Depreciation and Amortization	2,441,581	1,469,664	971,917	66%
Impairment of Software Development Cost	—	196,223	(196,223)	(100)%
Loss (Gain) on Inventory Revaluation and Product Discontinuance	—	(211,416)	211,416	(100)%

Loss from Operations	(26,566,242)	(21,860,794)	(4,705,448)	22%

Other Income (Expense):
Investment Income	252,416	191,755	60,661	32%
Other Taxes	(110,269)	(57,917)	(52,352)	90%
Foreign Exchange Loss	(52,275)	(60,380)	8,105	(13)%
Loss on Asset Disposal	—	(55,172)	55,172	(100)%
Gain on Derivative Valuation	—	(13,873)	13,873	(100)%
Interest Expense	—	(19,332)	19,332	(100)%

Total Other Income (Expense), Net	89,872	(14,919)	104,791	(702)%

Net Loss	$(26,476,370)	$(21,875,713)	$(4,600,657)	21%

Sales.   There was an overall decrease in product sales for the year ended December 31, 2019 from those in 2018 of $1,694,649 or 22%. The following table reflects the major components of our sales:

	2019	% of Sales	2018	% of Sales	Dollar Change	% Increase (Decrease)
Sales of Smart Glasses	$4,798,910	72%	$5,940,108	73%	$(1,141,198)	(19)%
Sales of OEM Products	951,570	14%	994,500	12%	(42,930)	(4)%
Sales of Video Eyewear	—	0%	452,460	6%	(452,460)	(100)%
Sales of Waveguides & Display Engines	152,499	2%	185,400	2%	(32,901)	(18)%
Sales Freight out	94,474	2%	119,634	2%	(25,160)	(21)%
Sales of Engineering Services	673,151	10%	402,266	5%	270,885	67%
Total Sales	$6,670,604	100%	$8,094,368	100%	$(1,423,764)	(18)%

Sales of Smart Glasses decreased to $4,798,910, or a 19% decline, as compared to 2018. The decrease was driven by reduced sales of our enterprise Smart Glasses products caused by (i) large deliveries of approximately $859,000 to AMA XpertEye Inc. in June 2018 and $573,000 to SATS Ltd. in September 2018 as compared to 2019 when we had no such large single customer shipments; (ii) price reductions in the third quarter of 30% and 33% on our existing Blade and M300XL products commencing in June 2019, respectively; (iii) with the launch of the M400 Early Adaptors Program (EAP),Vuzix customers received an M300XL upon initial order and payment and were shipped a M400 as they became available, both at a 28% reduced retail price; and (iv) customer order deferrals of follow-on orders while they await the production and delivery of the new and more powerful M400 Smart Glasses for Enterprise, which were first made available in late September 2019. Offsetting these decreases were sales of the new Blade Smart Glasses which represented approximately 38% of Smart Glasses revenues for the year ended December 31, 2019, despite a summer sale with a 30% reduced retail price for the months of July and August supplanted by a 20% price decrease for the balance of 2019. There were no sales of Video Eyewear in the 2019 period as the product was discontinued in September 2018. Sales of Waveguides and Display Engines for the year ended December 31, 2019 were $152,499 versus $185,400 in 2018.

Sales of engineering services for the year ended December 31, 2019 increased $270,885 to $673,151 as compared to $402,266 in 2018. The revenue recognized in 2019 for engineering services was a result of two waveguide development projects which commenced in the second quarter of 2019 and were completed in the fourth quarter of 2019.

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

Component of Cost of Sales	2019	As % Related Product Sales	2018	As % Related Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$3,817,689	64%	$3,638,727	47%	$178,962	5%
Freight Costs	666,115	11%	719,062	9%	(52,947)	(7)%
Manufacturing Overhead	1,744,517	29%	1,176,681	15%	567,836	48%
Warranty Costs	(119,154)	-2%	295,924	4%	(415,078)	(140)%
Amortization of Software Development Costs	100,000	2%	100,000	1%	—	0%
Software Royalties	125,166	2%	142,082	2%	(16,914)	(12)%

Total Cost of Sales - Products Sold	$6,334,333	106%	$6,072,476	79%	$261,857	4%

Gross Profit (Loss) – Before Reserve for Obsolescence	$(336,880)	(6)%	$1,619,626	21%	$(1,956,506)	(121)%

Cost of Sales - Inventory Reserve for Obsolescence	4,572,659	NM	—	NM	4,572,659	NM

Gross Profit (Loss) - Products Total	$(4,909,539)		$1,619,626		$(6,529,167)	(403)%

Gross Profit - Engineering Services	501,418		148,656		352,762	237%

Total Gross Profit (Loss)	$(4,408,121)		$1,768,282		$(6,176,403)	(349)%

For the year ended December 31, 2019, we reported an overall gross loss from product sales, before inventory obsolescence, of $336,880 as compared to a gross profit of $1,619,626 in the prior year. On a product cost of sales basis only, product direct costs were 64% of sales in the 2019 period as compared to 47% in 2018, the increase resulting from: (i) a 33% standalone retail price reduction on the M300XL commencing in the summer of 2019; (ii) lower margins of approximately 60% on our M300XLs that shipped in the third quarter under our M400 EAP launch; (iii) a 30% summer price reduction and a 20% fall price reduction in the retail price of the Blade; and (iv) lower gross margins earned on the M400 smart glasses included in the M400 EAP program over their normal standalone sales price. Manufacturing overhead costs for 2019, as a percentage of total product sales, increased to 29% for 2019 from 15% in 2018, as we have increased our production floor and warehouse space which we first occupied in November 2018, including related personnel, in anticipation of increased Blade manufacturing and the commencement in late September 2019 of M400 production at our Rochester facility. There was a negative warranty expense, or gain, of $119,154 for the year ended December 31, 2019. This warranty cost reduction resulted from the following contributing factors: (i) lower product sales volume in 2019 versus 2018, and (ii) lower warranty returns realized against previously provisioned amounts.

In addition to its normal Reserve for Obsolescence provision, (i) the Company wrote down to net realizable value all of its component inventory parts related to its M300 and M300XL Smart Glasses products, resulting from the decision to end their production as they are at a disadvantaged selling position against our newer, improved M400 introduced in the fall of 2019. The total net realizable value write-down recorded at December 31, 2019 was $3,153,028, and (ii) the Company recorded an additional obsolescence provision of $1,419,631 related to its legacy M300 finished goods on hand as of December 31, 2019. The write-down and obsolescence provision totaled $4,572,659 for the year ended and as of December 31, 2019. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

Costs for engineering services for the year ended December 31, 2019 were $171,733 as compared to $253,610 in 2019. The majority of the 2019 period amounts represented the reclassification of our internal R&D wage costs associated with two waveguide development projects. There was a gross profit of $501,418 from engineering services for 2019 versus $148,656 in the 2018.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	2019	% of Sales	2018	% of Sales	Dollar Change	% Increase (Decrease)
Research and Development	$8,900,837	133%	$10,378,728	128%	$(1,477,891)	(14)%

Research and development costs for the year ended December 31, 2019 decreased by $1,477,891 or 14% as compared to 2018. There was a decrease of $1,424,785 in external consulting fees relating to our Blade product in 2018 when this was still in active development; a decrease of $98,124 in equipment rental and supplies; a decrease in travel expenses of $95,165; and a decrease in hiring expenses of $71,177, offset by increases in salary, benefits and stock-based compensation expenses of $186,388 (net of $100,000 re-classified to cost of engineering sales) due to new personnel additions which primarily took place in the second half of 2018; and an increase of $69,146 in rent expense as we expanded our office, R&D and manufacturing facilities by 10,000 square feet in November 2018.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	2019	% of Sales	2018	% of Sales	Dollar Change	% Increase (Decrease)
Selling and Marketing	$4,215,611	63%	$4,822,639	60%	$(607,028)	(13)%

Selling and marketing costs for the year ended December 31, 2019 decreased by $607,028 or 13% as compared to 2018. This decrease in costs were due to the following factors: a decrease in advertising and trade shows of $389,602; a $259,333 decrease in salary and stock-based compensation; a $87,940 decrease in travel related expenses; partially offset by a $101,285 increase in commissions largely due to commissions payable to TDG pursuant to our non-compete agreement amendment (as described in Note 8 of the financial statements).

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including at times shares issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	2019	% of Sales	2018	% of Sales	Dollar Change	% Increase (Decrease)
General and Administrative	$6,600,092	99%	$6,973,238	86%	$(373,146)	(5)%

General and administrative costs decreased by 5% or $373,146 for the year ended December 31, 2019 as compared to 2018 primarily because of a decrease in salary, commissions, benefits and stock compensation expenses of $952,043 related to staff reductions; a decrease in travel expenses of $69,214; and a decrease in bad debt related expenses of $22,607; offset by an increase in IR and shareholder related expenses of $201,870; an increase in legal expenses of $185,387; an increase in IT and security assessment consulting fees of $150,000; an increase in computer and software related expenses of $87,126; and an increase in insurance premiums of $55,538.

Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2019 was $2,441,581, as compared to $1,469,664 in 2018, an increase of $971,917. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction in progress and recent leasehold improvements with our plant expansion which occurred in Q4-2018 and Q1-2019. Amortization expense of the intangible asset related to the non-compete TDG Amendment was $408,000 versus $102,000 in 2018.

Other Income (Expense), Net.   Total other income was $89,872 for the year ended December 31, 2019 as compared to an expense of $14,919 in 2018. The overall improvement of $104,791 in other income and expenses was primarily the result of an increase of $60,661 in investment interest income; nil in asset disposal losses in 2019 versus $55,172 in 2018; a decreased loss of $13,873 in derivative valuation for the year ended December 31, 2019 as compared to 2018; and partially offset by an increase of $52,352 in other capital and branch taxes.

Provision for Income Taxes.  There were no provisions for income taxes in 2019 or 2018.

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

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	2018	% of Sales	2017	% of Sales	Dollar Change	% Increase (Decrease)
Research and Development	$10,378,728	128%	$6,706,690	121%	$3,672,038	55%

Comparing our research and development costs for the year ended December 31, 2018 versus the same period in 2017: there was an increase in 2018 salary, benefits and stock-based compensation expenses of $1,761,178, primarily the result of additional R&D staff versus the same period in 2017; increased research supplies costs of $136,120 and increased consulting and contractor fees of $1,622,212, both primarily related to software development services for our Blade Smart Glasses; a $94,813 increase in travel costs; and a $75,609 increase in hiring expenses.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	2018	% of Sales	2017	% of Sales	Dollar Change	% Increase (Decrease)
Selling and Marketing	$4,822,639	60%	$3,694,913	67%	$1,127,726	31%

These costs increased overall as compared to the same period in 2017 primarily due to the following factors: a $251,339 increase in salary, separation payments, commissions, benefits and stock-based compensation expenses; an increase of $350,629 in our app store and website related costs; an increase of $163,509 in consulting fees; an increase of $243,651 in advertising, marketing and trade show costs; and an increase of $93,691 in travel costs.

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

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $10,606,091, a decrease of $6,657,552 from $17,263,643 as of December 31, 2018.

As of December 31, 2019, we had current assets of $19,073,508 as compared to current liabilities of $2,634,657 which resulted in a positive working capital position of $16,438,851. At December 31, 2018, we had a working capital position of $22,706,430. Our current liabilities are comprised principally of accounts payable, operating lease liabilities and accrued expenses.

For the year ended December 31, 2019, we used $22,355,020 of cash for operating activities which includes (i) a net loss of $26,476,370, partially offset by non-cash expenses totaling $8,612,597, (ii) $2,998,724 for net purchases and consumption of component inventory as we ramped up for volume production of our Blade and M400 product lines, (iii) $1,605,456 paydown of trade payables that existed as of December 31, 2018, and (iv) $599,577 decrease in accounts receivable, partially offset by $512,680 in consumption of advanced vendor prepayments in our Blade and M400 production. For the year ended December 31, 2018, we used $22,542,574 of cash for operating activities.

During the year ended December 31, 2019, we used $3,157,539 of cash for investing activities, which includes (i) $1,898,771 for purchase of manufacturing equipment, product mold tooling, and computer equipment primarily related to new waveguide manufacturing equipment, (ii) $758,464 in license and other intangible asset costs that were capitalized, $750,000 of which was the two final payments required under our TDG non-compete amendment, and (iii) $250,000 for the issuance of a convertible promissory note with a confidential strategic business partner. For the year ended December 31, 2018, we used $3,147,794 of cash for investing activities.

During the year ended December 31, 2019, we generated $18,855,007 in cash from financing activities from the sale of equity securities on July 2, 2019. Gross proceeds from this equity sale were $20,000,007 and direct issuance costs were $1,145,000. For the year ended December 31, 2018, we generated $28,064,375 in cash from financing activities from the sale of equity securities.

As of December 31, 2019, the Company does not have any current or long-term debt obligations outstanding.

We incurred annual net losses of $26,476,370, $21,875,713, and $19,633,502 for the years ended December 31, 2019, 2018 and 2017, respectively. The Company has an accumulated deficit of $144,742,811 as of December 31, 2019.

Historically, the Company has met its cash needs primarily by the sale of equity securities. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 5,479,454 additional shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share and warrant for aggregate gross proceeds of $20,000,007. The purchase agreement closed on July 2, 2019. The Company received net proceeds of $18,855,007 after issuance costs and expenses. The warrants sold in the offering are exercisable for a period of two years commencing six months from the issuance date at an exercise price of $4.10 per share.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

•	the continued sale of our existing M300XL finished goods and Blade component inventory, of which we have significant levels;

•	the expected success of our third-generation monocular device for enterprise, the M400 Smart Glasses. This product entered mass production near the end of the third quarter of 2019, and to date customer interest and adoption of the M400 has been more rapid than earlier models;

•	the commencement of volume manufacturing and sale of the new Vuzix Smart Swim product in the second quarter of 2020;

•	the timely sale and disposal of as many products and components as possible included in our write-down losses on the M300 Smart Glasses and excess components related to the cessation of production of it and the M300-C Smart Glasses in China. Management intends to seek to recover some cash from the $4,572,659 of inventory reserved for in the year ended December 31, 2019;

•	increase our efforts to further promote our engineering services programs, which result in overall larger gross margins by absorbing some of our operating costs by utilizing a significant portion of our internal engineering fixed salary costs;

•	continue to pursue licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and supply agreements;

•	greater control of operating costs and reductions in spending growth rates wherever possible;

•	decrease tradeshow and external PR expenditures;

•	right-size operations across all areas of the Company, including head-count and salary freezes and overall spending;

•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products;

•	reduce the rate of new product introductions and leverage existing platforms to reduce new product development and engineering costs;

•	the introduction of the M4000 in late Q2-2020 will be the Company’s next generation see-through waveguide-based product specifically designed for the enterprise market; and

•	further reduce the rate of research and development spending on new technologies, particularly the use of external contractors.

Historically, the Company has met its cash needs primarily through the sale of equity securities.

If the Company raises additional funds by new equity issuances, the ownership interests of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

However, there can be no assurance that we will be able to raise capital in the future or that if we raise additional capital it will be sufficient to execute on our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition.

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$2,284,579	$608,698	$1,675,881	—	—
Open Purchase Obligations	4,700,000	4,700,000	—	—	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We invest our excess cash in short-term highly rated corporate debt instruments or commercial paper, which bear lower levels of relative risk. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrecognized gain or loss on interest rate securities. Our portfolio of marketable debt securities is subject to interest rate risk although our intent is to hold securities until maturity. The credit rating of our investments may be affected by the underlying financial health of the guarantors of our investments. Our investment policy generally directs our investment managers to select investments to achieve the following goals: principal preservation, adequate liquidity, and return.

We are exposed to changes in foreign currency exchange rates primarily through the translation of our foreign subsidiary’s financial positions, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia and the United Kingdom, and remeasurement of U.S. dollars to the functional currency of our foreign subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. Dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-1 through F-29 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2019.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019, and they concluded that our internal control over financial reporting was effective as of December 31, 2019. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

The company’s independent registered public accounting firm, Freed Maxick CPAs, P.C., who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the management’s internal control over financial reporting as of December 31, 2019. This report states that the internal control over financial reporting was effective and appears on page F-2 of this Annual Report on Form 10-K.

(c)	Limitations on the Effectiveness of Controls.

Because of its inherent limitations, internal control over financial reporting, no matter how well-conceived or operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the control system are met. Such controls may not prevent or detect every misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(d)	Change in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2019 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Board of Directors and Stockholders

Vuzix Corporation

Rochester, New York

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedules (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter

As discussed in Note 15 to the financial statements, the Company has changed its method of accounting for leases due to the adoption of ASU 2016-02 Leases (Topic 842), and the related amendments. Our opinion is not modified with respect to this matter.

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

Buffalo, New York

March 16, 2020

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and Cash Equivalents	$10,606,091	$17,263,643
Accounts Receivable, Net	1,371,913	772,336
Note Receivable	250,000	—
Inventories, Net	5,707,867	7,281,802
Manufacturing Vendor Prepayments	242,539	755,219
Prepaid Expenses and Other Assets	895,098	1,310,095

Total Current Assets	19,073,508	27,383,095

Long-Term Assets
Fixed Assets, Net	4,327,676	4,291,690
Operating Lease Right-of-Use Asset	2,096,190	—
Patents and Trademarks, Net	1,294,675	1,164,543
Licenses, Net	314,416	437,120
Intangible Asset, Net	990,000	1,398,000
Other Assets	350,000	459,192

Total Assets	$28,446,465	$35,133,640

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,062,785	$2,668,241
Customer Deposits	—	152,362
Unearned Revenue	142,463	211,726
Accrued Expenses	885,897	1,614,078
Taxes Payable	18,687	30,258
Operating Lease Right-of-Use Liability	524,825	—

Total Current Liabilities	2,634,657	4,676,665

Long-Term Liabilities
Operating Lease Right-of-Use Liability	1,571,365	—

Total Liabilities	4,206,022	4,676,665

Stockholders' Equity
Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of December 31, 2019 and December 31, 2018.	50	50
Common Stock - $.001 Par Value, 100,000,000 Shared Authorized; 33,128,620 Shares Issued and Outstanding as of December 31, 2019 and 27,591,670 as of December 31, 2018.	33,128	27,591
Additional Paid-in Capital	168,950,076	148,695,775
Accumulated Deficit	(144,742,811)	(118,266,441)

Total Stockholders' Equity	24,240,443	30,456,975

Total Liabilities and Stockholders' Equity	$28,446,465	$35,133,640

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance - December 31, 2016	49,626	$50	19,569,247	$19,569	$94,541,168	$(76,838,950)	$17,721,837

Exercise of Warrants	—	—	168,203	168	(168)	—	—
Conversion of Notes Payable and Accrued Interest	—	—	827,237	827	1,860,456	—	1,861,283
Common Stock Issued for Services	—	—	41,543	42	228,708	—	228,750
Stock-Based Compensation Expense	—	—	16,668	17	1,355,505	—	1,355,522
Common Stock Awards to Directors	—	—	50,000	50	334,950	—	335,000
Proceeds from Common Stock Offerings	—	—	3,566,116	3,566	21,124,936	—	21,128,502
Direct Costs of Common Stock Offerings	—	—	—	—	(1,617,679)	—	(1,617,679)
Exercise of Stock Options	—	—	37,261	37	(37)	—	—
2017 Net Loss	—	—	—	—	—	(19,633,502)	(19,633,502)

Balance - December 31, 2017	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713

Cumulative Revenue Adjustment - ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Exercise of Warrants	—	—	84,210	84	39,289	—	39,373
Settlement of Derivative Liability upon Exercise of Warrants	—	—	—	—	166,800	—	166,800
Exercise of Stock Options	—	—	41,111	41	(41)	—	—
Stock-Based Compensation Expense	—	—	27,915	28	1,620,450	—	1,620,478
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
Common Stock Issued for Services	—	—	17,159	17	99,983	—	100,000
Common Stock Awards	—	—	145,000	145	919,455	—	919,600
2018 Net Loss	—	—	—	—	—	(21,875,713)	(21,875,713)

Balance - December 31, 2018	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975

Stock-Based Compensation	—	—	57,496	58	1,404,773	—	1,404,831
Proceeds from Common Stock Offerings	—	—	5,479,454	5,479	19,994,528	—	20,000,007
Direct Costs of Common Stock Offerings	—	—	—	—	(1,145,000)	—	(1,145,000)
2019 Net Loss	—	—	—	—	—	(26,476,370)	(26,476,370)

Balance - December 31, 2019	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2019	2018	2017

Sales:
Sales of Products	$5,997,453	$7,692,102	$4,548,689
Sales of Engineering Services	673,151	402,266	989,064

Total Sales	6,670,604	8,094,368	5,537,753

Cost of Sales:
Cost of Sales - Products Sold	6,334,333	6,072,476	5,269,900
Cost of Sales - Inventory Reserve for Obsolescence	4,572,659	—	—
Cost of Sales - Engineering Services	171,733	253,610	944,451

Total Cost of Sales	11,078,725	6,326,086	6,214,351

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(4,408,121)	1,768,282	(676,598)

Operating Expenses:
Research and Development	8,900,837	10,378,728	6,706,690
Selling and Marketing	4,215,611	4,822,639	3,694,913
General and Administrative	6,600,092	6,973,238	6,126,335
Depreciation and Amortization	2,441,581	1,469,664	998,528
Impairment of Software Development Cost	—	196,223	—
Loss (Gain) on Inventory Revaluation and Product Discontinuance	—	(211,416)	1,151,482

Total Operating Expenses	22,158,121	23,629,076	18,677,948
Loss from Operations	(26,566,242)	(21,860,794)	(19,354,546)

Other Income (Expense):
Investment Income	252,416	191,755	58,530
Other Taxes	(110,269)	(57,917)	(28,363)
Foreign Exchange Loss	(52,275)	(60,380)	(65,248)
Loss on Asset Disposal	—	(55,172)	(585)
Gain (Loss) on Derivative Valuation	—	(13,873)	20,204
Amortization of Term Debt Discounts and Deferred Issuance Costs	—	—	(175,260)
Interest Expense	—	(19,332)	(88,234)

Total Other Income (Expense), Net	89,872	(14,919)	(278,956)

Loss Before Provision for Income Taxes	(26,476,370)	(21,875,713)	(19,633,502)
Provision for Income Taxes	—	—	—

Net Loss	(26,476,370)	(21,875,713)	(19,633,502)
Preferred Stock Dividends	(1,931,860)	(1,820,168)	(1,714,934)
Loss Attributable to Common Stockholders	$(28,408,230)	$(23,695,881)	$(21,348,436)

Basic and Diluted Loss per Share	$(0.94)	$(0.87)	$(1.02)
Weighted-average Shares Outstanding - Basic and Diluted	30,348,452	27,182,560	21,013,907

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net Loss	$(26,476,370)	$(21,875,713)	$(19,633,502)
Non-Cash Adjustments
Depreciation and Amortization	2,441,581	1,469,664	998,528
Amortization of Software Development Costs in Cost of Sales - Products	100,000	100,000	214,838
Stock-Based Compensation	1,498,357	2,272,481	1,852,022
Loss on Disposal of Fixed Assets	—	55,172	585
Amortization of Term Debt Discounts and Deferred Issuance Costs	—	—	175,260
Loss on Derivative Valuation	—	13,873	(20,204)
Impairment of Software Development Cost	—	196,223	—
Inventory Reserve for Obsolescence	4,572,659	—	—
Loss (Gain) on Inventory Revaluation and Product Discontinuance	—	(211,416)	1,151,482
(Increase) Decrease in Operating Assets
Accounts Receivable	(599,577)	201,836	(870,858)
Accrued Project Revenue	—	497,784	(497,784)
Inventories	(2,998,724)	(3,429,485)	(2,352,581)
Manufacturer Vendor Prepayments	512,680	(600,502)	(10,549)
Prepaid Expenses and Other Assets	414,997	(69,959)	(9,288)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,605,456)	(846,399)	2,640,584
Accrued Expenses	21,819	(26,789)	554,832
Customer Deposits	(152,362)	78,900	7,300
Unearned Revenue	(69,263)	103,902	(401,748)
Other Taxes	(15,361)	26,758	(8,790)
Accrued Compensation	—	(327,469)	(321,250)
Accrued Interest	—	(171,435)	65,417

Net Cash Flows Used in Operating Activities	(22,355,020)	(22,542,574)	(16,465,706)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(1,898,771)	(1,365,388)	(1,681,258)
Investments in Patents and Trademarks	(250,304)	(444,906)	(599,444)
Investments in Licenses and Other Intangible Assets	(758,464)	(1,250,000)	—
Notes Receivable	(250,000)	—	—
Investments in Software Development	—	(87,500)	(408,723)

Net Cash Used in Investing Activities	(3,157,539)	(3,147,794)	(2,689,425)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	39,375	—
Proceeds from Common Stock Offerings	20,000,007	30,000,000	21,128,502
Issuance Costs on Common Stock Offerings	(1,145,000)	(1,975,000)	(1,617,679)

Net Cash Flows from Financing Activities	18,855,007	28,064,375	19,510,823

Net Increase (Decrease) in Cash and Cash Equivalents	(6,657,552)	2,374,007	355,692
Cash and Cash Equivalents - Beginning of Period	17,263,643	14,889,636	14,533,944

Cash and Cash Equivalents - End of Period	$10,606,091	$17,263,643	$14,889,636

Supplemental Disclosures
Interest Paid in Cash	$—	$19,128	$22,814
Non-cash Investing and Financing Activities
Common Stock Issued for Services included in Prepaid Expenses	$83,475	$25,000	$—
Investment in Other Intangible Assets included in Accrued Expenses	$—	$750,000	$—
Conversion of Term Debt and Accrued Interest into Common Stock	$—	$—	$1,861,283
Reclassification of Derivative Liability Upon Warrant Exercise	$—	$166,800	$—
Cumulative Revenue Adjustment - ASC 606 Adoption	$—	$81,724	$—
Stock-Based Compensation Expense - Expensed less Previously Issued	$93,587	$678,815	$—

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in Rochester, New York. We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. The wearable display products we produce can be used for a variety of enterprise and commercial users and applications, including AR for on-the-go users and as mobile displays for entertainment and social media use. Our products are available with varying features and are offered as monocular display systems.

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

Refer to Note 18 — Geographic and Other Financial Information (Unaudited).

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, customer deposits, accrued expenses, and income taxes payable. As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments.

Accounts Receivable

The Company carries its trade accounts receivable at invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The allowance for doubtful accounts as of December 31, 2019 and 2018 was nil and $7,280, respectively. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

Notes Receivable

On December 17, 2019, the Company provided a one-year convertible promissory note to a confidential strategic business partner for $250,000. The note carries an interest rate of 8%, compounded monthly. The principal and accrued interest become due and payable to the Company on November 15, 2020. The note contains mandatory and automatic conversions of principal and accrued interest into equity upon on the occurrence of a triggering event at a pre-defined conversion price range. The pre-defined conversion price range if triggered, would result in the Company owning 1 to 2.5% of this entity.

Customer Concentrations

Foxconn Technology Group, or Foxconn (f/k/a Toshiba Japan) represented 16% of total product revenue and one confidential defense customer represented 100% of engineering services revenue for the year ended December 31, 2019. Foxconn, SATS Airport Services Pte Ltd and AMA SA represented 17%, 10% and 10% of our total revenues in 2018, respectively. Foxconn represented 18% of our total revenue in 2017.

Ubimax GmbH, Foxconn and a confidential defense customer represented 32%, 26% and 13%, respectively, of accounts receivable at December 31, 2019. Foxconn and SATS represented 32% and 38%, respectively, of accounts receivable at December 31, 2018. Foxconn represented 25% of accounts receivable and 100% of accrued project revenues at December 31, 2017.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to-date as a percentage of total expected costs to complete the project less amounts invoiced, if any. As of December 31, 2019 and 2018, we had nil in accrued project revenue.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”, as of January 1, 2018. Refer to Note 2 for further discussion on the impact of this adoption. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping terms and revenue is recognized as our products ship to customers, as control and ownership are transferred at this point in time. All of our standard products sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2019, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Customer Deposits

Customer deposits represent money the Company has received in advance of providing a product or engineering services to a customer. All such deposits are short term in nature as the Company typically delivers the product or engineering services provided to the customer within one year. These deposits are credited to the customer against product deliveries or at the completion of the customer’s order. As of December 31, 2019 and 2018, we had nil and $152,362 in outstanding customer deposits.

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

Cost of Engineering Services Revenues

Cost of engineering services revenues includes both the direct and allocated indirect costs of performing on contracts and producing prototype units. Direct costs include labor, materials and other costs incurred directly in performing under the contract. Direct costs also include labor and other costs associated with operating our research and development department based on the level of effort supporting the development activity. Cost of contract revenue is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of revenue over the estimated life of the products, which currently is estimated as three years using a straight-line basis. As of December 31, 2019, we had $100,000 of net software development costs included in Other Assets. For the years ended December 31, 2019 and 2018, there was nil and $196,223, respectively in software impairment costs.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets

The Company at least annually assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There was no impairment charge in 2019, 2018 and 2017.

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

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2019, 2018 and 2017 was $1,302,120, $1,631,161 and $1,386,977, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2019, 2018 and 2017, all outstanding instruments would be antidilutive. As of December 31, 2019, 2018 and 2017, there were 12,858,707, 8,742,183 and 7,657,756 common stock share equivalents, respectively, that were potentially issuable under convertible debt agreements, options, conversion of preferred shares (excluding accrued dividends), and warrants that could potentially dilute basic earnings per share in the future.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Expense

The Company accounts for stock-based compensation to employees and directors in accordance with FASB ASC Topic 718 “Compensation - Stock Compensation,” which requires that compensation expense be recognized in the consolidated financial statements for stock-based awards based on the grant date fair value. For stock option awards, the Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility. The expected term of options granted was estimated to be the average of the vesting term, historical exercise and forfeiture rates, and the contractual life of the option. The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

For common stock awards, the Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares and the expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock awards and stock option grants for the years ended December 31, 2019, 2018 and 2017 was $1,498,357, $2,197,481 and $1,623,272, respectively. The Company issues new shares upon stock option exercises.

Leases

The Company determines if an arrangement is a lease at inception. Our lease agreements generally contain lease and non-lease components. Historically, non-lease components such as utilities have been immaterial. Payments under our lease arrangements are primarily fixed. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

As of December 31, 2019, all of our leases are considered operating leases. Operating right of use assets and liabilities are included on our Consolidated Balance Sheets beginning January 1, 2019. The Company does not have any finance leases as of December 31, 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

 The Company’s total revenue was comprised of four major product lines: Smart Glasses and iWear Video Headphone Sales, OEM Product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	For the Years Ended December 31,
	2019	2018	2017
Revenues
Smart Glasses and iWear Video Headphones Sales	$4,893,384	$6,512,202	$4,197,633
OEM Product Sales	951,570	994,500	—
Waveguide and Display Engine Sales	152,499	185,400	351,056
Engineering Services	673,151	402,266	989,064

Total Revenue	$6,670,604	$8,094,368	$5,537,753

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

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point in time for Smart Glasses, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services is measured by the Company’s cost incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the year ended December 31, 2019:

% of Total Net Sales
Point-in-Time – Output Method	90%
Over Time – Input Method	10%
Total	100%

Remaining Performance Obligations

As of December 31, 2019, the Company had $123,000 of remaining performance obligations related to its extended warranties, which are included in deferred revenue on our Consolidated Balance Sheets. The Company is recognizing this deferred revenue on a straight-line basis ending on September 30, 2020.

Note 3 — Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred annual net losses for the years ended December 31, 2019, 2018 and 2017 of $26,476,370, $21,875,713 and $19,633,502, respectively. As of December 31, 2019, the Company had an accumulated deficit of $144,742,811.

The Company’s cash requirements are primarily for funding operating losses, research and development, working capital, and capital expenditures. Our cash requirements related to funding operating losses depend on numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily by the sale of equity securities.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

•	the continued sale of our existing M300XL finished goods and Blade component inventory, of which we have significant levels;

•	the expected success of our third-generation monocular device for enterprise, the M400 Smart Glasses. This product entered mass production near the end of the third quarter of 2019, and to date customer interest and adoption of the M400 has been more rapid than earlier models;

•	the commencement of volume manufacturing and sale of the new Vuzix Smart Swim product in the second quarter of 2020;

•	the timely sale and disposal of as many products and components as possible included in our write-down losses on the M300 Smart Glasses and excess components related to the cessation of production of it and the M300-C Smart Glasses in China. Management intends to seek to recover some cash from the $4,572,659 of inventory reserved for in the year ended December 31, 2019;

•	increase our efforts to further promote our engineering services programs, which result in overall larger gross margins by absorbing some of our operating costs by utilizing a significant portion of our internal engineering fixed salary costs;

•	continue to pursue licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and supply agreements;

•	greater control of operating costs and reductions in spending growth rates wherever possible;

•	decrease tradeshow and external PR expenditures;

•	right-size operations across all areas of the Company, including head-count and salary freezes and overall spending;

•	delay or curtail discretionary and non-essential capital expenditures not related to near-term new products;

•	reduce the rate of new product introductions and leverage existing platforms to reduce new product development and engineering costs;

•	the introduction of the M4000 in late Q2-2020 will be the Company’s next generation see-through waveguide-based product specifically designed for the enterprise market; and

•	further reduce the rate of research and development spending on new technologies, particularly the use of external contractors.

Historically, the Company has met its cash needs primarily through the sale of equity securities. On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 5,479,454 additional shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share and warrant for aggregate gross sale proceeds of $20,000,007. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,855,007. The warrants sold in the offering are exercisable for a period of two years commencing six months from the issuance date at an exercise price of $4.10 per share.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Inventories, Net

Inventories consisted of the following:

	December 31, 2019	December 31, 2018
Purchased Parts and Components	$5,985,214	$3,284,848
Work in Process	2,414,142	1,523,616
Finished Goods	2,096,744	2,837,183
Less: Reserve for Obsolescence	(4,788,233)	(363,845)

Inventories, Net	$5,707,867	$7,281,802

In addition to its normal Reserve for Obsolescence provision, (i) the Company wrote down to net realizable value all of its component inventory parts related to its M300 and M300XL Smart Glasses products, resulting from the decision to end their production as they are at a disadvantaged selling position against our newer, improved M400 introduced in the fall of 2019. The total net realizable value write-down recorded at December 31, 2019 was $3,153,028, and (ii) the Company recorded an additional obsolescence provision of $1,419,631 related to its legacy M300 finished goods on hand as of December 31, 2019. The write-down and obsolescence provision totaled $4,572,659 for the year ended and as of December 31, 2019. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31, 2019	December 31, 2018
Tooling and Manufacturing Equipment	$5,262,080	$4,199,309
Leaseholds	773,734	487,957
Computers and Purchased Software	824,965	937,946
Furniture and Equipment	2,043,355	1,721,963

	8,904,134	7,347,175
Less: Accumulated Depreciation	(4,576,458)	(3,055,485)

Fixed Assets, Net	$4,327,676	$4,291,690

Total depreciation expense for fixed assets for the years ended December 31, 2019, 2018 and 2017 was $1,913,409, $1,273,527 and $921,113, respectively.

Note 6 — Patents and Trademarks, Net

	December 31, 2019	December 31, 2018
Patents and Trademarks	$2,020,070	$1,769,767
Less: Accumulated Amortization	(725,395)	(605,224)

Patents and Trademarks, Net	$1,294,675	$1,164,543

Total amortization expense for patents and trademarks for the years ended December 31, 2019, 2018 and 2017 was $120,172, $94,137 and $77,415, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $135,000. We recorded no patent impairment charges for the years ended December 31, 2019, 2018 and 2017.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Licenses, Net

	December 31, 2019	December 31, 2018
Licenses	$493,717	$493,717
Less: Accumulated Amortization	(179,301)	(56,597)

Licenses, Net	$314,416	$437,120

On October 4, 2018, the Company invested in WakingApp Ltd., a private corporation in the augmented reality software tool market. The Company participated in a financing round with other investors that resulted in the Company acquiring less than a 1% ownership interest, in the form of preferred stock, in WakingApp Ltd., for a purchase price of $250,000. As part of this investment, the Company entered into a commercial agreement with WakingApp such that WakingApp agreed to: (i) provide full support of the Company’s AR products through the WakingApp AR tool software; (ii) provide three (3) working AR environments built with their tools to give away as demonstrations on the M300 and M300XL; and (iii) allow the Company to provide 60-day free licenses to their AR software tool to up to 100,000 of the Company’s developers and customers. The Company considers this investment as a prepaid licensing arrangement over a 36-month term; as such, this addition will be amortized over three years and included in Cost of Sales – Products in the Consolidated Statement of Operations.

The Company acquired two licenses in 2017. The first related to the renegotiation of an existing license at a cost of $114,967, which will result in lower royalty rates being paid by the Company over the next 10 years.  This license went into effect as of January 1, 2018. The second license was a result of the Company entering into a Technology Acquisition Agreement where it acquired all the seller's right, title and interest in certain Transferred Intellectual Property (IP). Pursuant to the agreement, the Company paid approximately $75,702 as reimbursement of related patent application costs incurred by the seller to date, which are included in Patents and Trademarks. The Company also issued 25,000 shares, valued at $128,750, upon the closing and will issue (i) a further 25,000 shares after the Company has successfully developed a working demonstrator system utilizing the IP; and (ii) 50,000 shares once the Company completes the successful commercialization of products containing the IP for sale in the marketplace. The Company estimates that, by end of 2021, it should be able to achieve the first development milestone of a functional demonstrator model and that it will need to spend a further $250,000 in additional R&D.

Total amortization expense related to licenses in the years ended December 31, 2019, 2018 and 2017 was $122,704, $56,597, and $0, respectively.

Note 8 — Intangible Asset, Net

	December 31, 2019	December 31, 2018
Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(510,000)	(102,000)

Intangible Asset, Net	$990,000	$1,398,000

On October 4, 2018, the Company entered into amendment No. 1 to agreements (the “TDG Amendment”), with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company will be permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished good or system for sale to military organizations, subject to certain conditions. The Company will also be permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 2022. Total commissions expense under this agreement for the years ended December 31, 2019 and 2018 was $116,469 and nil, respectively.

Total amortization expense for this intangible asset for the years ended December 31, 2019 and 2018 was $408,000 and $102,000, respectively. Future monthly amortization expense for the next 29 months is $34,000 per month.

Note 9 – Other Assets

The Company’s other assets consists of the following:

	December 31, 2019	December 31, 2018
Other	$—	$9,192
Private Corporation Investment	250,000	250,000
Total Other Assets, Non-Amortizing	250,000	259,192

Software Development Costs	300,000	496,223
Less: Accumulated Amortization	(200,000)	(100,000)
Less: Impairment	—	(196,223)
Software Development Costs, Net	100,000	200,000

Total Other Assets	$350,000	$459,192

In the second quarter of 2018, the Company acquired, for a purchase price of $250,000, approximately a 1% ownership interest, in the form of preferred stock, in a private corporation in the low vision near eye display market, which the Company has valued at cost. This investment was recorded at cost as its fair value is not readily determinable. The Company has reviewed this investment and concluded that there were no indicators of impairment present as of December 31, 2019.

Total amortization expense for capitalized software development costs for the years ended December 31, 2019, 2018 and 2017 was $100,000, $100,000 and $214,838, respectively. The remaining costs of $100,000 are being amortized over one year and are included in Cost of Sales – Products in the Consolidated Statements of Operations. During the year ended December 31, 2018, a $196,223 impairment charge was recorded related to previously capitalized costs related to application software being developed for our M300 Smart Glasses, which was not expected to achieve expected revenue projections and was discontinued in 2018.

Note 10 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2019	December 31, 2018
Accrued Wages and Related Costs	$394,669	$461,619
Accrued Professional Services	217,721	138,438
Accrued Warranty Obligations	98,893	218,047
Other Accrued Expenses	174,614	795,974

Total	$885,897	$1,614,078

Included in Other Accrued Expenses as of December 31, 2018 was $750,000 for the second and third payments described above in Note 8 related to the TDG Amendment.

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2019, 2018 and 2017 were as follows:

Accrued Warranty Obligations at December 31, 2016	$41,132
Reductions for Settling Warranties	(157,035)
Warranty Issued During Year	283,406
Accrued Warranty Obligations at December 31, 2017	167,503

Reductions for Settling Warranties	(257,173)
Warranty Issued During Year	307,717
Accrued Warranty Obligations at December 31, 2018	218,047

Reductions for Settling Warranties	(204,583)
Warranty Issued During Year	85,429
Accrued Warranty Obligations at December 31, 2019	$98,893

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2019	2018	2017
Pre-Tax Income (Loss)
U.S.	$(26,482,033)	$(22,082,137)	$(19,680,720)
Outside the U.S.	5,663	206,424	47,218
Total Pre-Tax Income (Loss)	$(26,476,370)	$(21,875,713)	$(19,633,502)

The provision expense/(benefit) for income taxes for the years ended December 31, 2019, 2018 and 2017 was as follows:

	2019	2018	2017
U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(5,382,746)	(4,848,470)	3,639,752
Valuation Allowance	5,382,746	4,848,470	(3,639,752)
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	(511,672)	41,285	215,745
Valuation Allowance	511,672	(41,285)	(215,745)
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	(189,200)	(140,933)	(59,530)
Valuation Allowance	189,200	140,933	59,530

Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019%	2018%	2017%
Federal Income Tax at Statutory Rate	21.0	21.0	34.0
State Tax Provision, Net of Federal Benefit	0.3	0.3	0.3
Change in Corporate Tax Rates from 34% to 21%	—	—	(52.9)
Permanent Differences	(0.1)	(1.5)	(2.4)
Federal Tax Credits	1.3	2.5	1.1
Stock Compensation	(1.9)	—	—
Foreign Tax Provision	1.9	—	—
Other	0.5	0.3	0.6

Effective Tax Rate	23.0	22.6	(19.3)
Change in Valuation Allowance	(23.0)	(22.6)	19.3

Net Effective Tax Rate	—	—	—

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2019	2018	2017
Deferred Tax Assets:
Net Operating Loss Carry-forwards	$25,678,591	$20,920,285	$16,167,791
Tax Credit Carry-forwards	3,535,863	3,035,384	2,404,490
Inventory Valuation Adjustment	982,160	104,450	675,830
Officer’s Compensation	—	—	86,670
Stock-based Compensation	—	175,753	—
Lease Obligation Liability	446,488	—	—
Other	263,348	207,327	108,734
Total Deferred Tax Assets	30,906,450	24,443,199	19,443,515

Deferred Tax Liabilities:
Income from Foreign Operations	—	59,123	17,838
Lease Right of Use Asset	446,488	—	—
Other	14,335	22,069	11,789
Total Deferred Tax Liabilities	460,823	81,192	29,627

Net Deferred Tax Assets Before Valuation Allowance	$30,445,627	$24,362,007	$19,413,888
Valuation Allowance	(30,445,627)	(24,362,007)	(19,413,888)

Net Deferred Tax Assets	$—	$—	$—

As of December 31, 2019, the Company has approximately $118 million in US federal net operating loss (NOL) carry-forwards, $129,000 in United Kingdom NOL carry-forwards, and $1.35 million of Japanese NOL carry-forwards. The federal and state NOL carry-forwards generated in tax years prior to 2018 will begin to expire in 2020. As a result of the Tax Cuts and Jobs Act of 2017, the federal NOL carry-forwards created in 2018 and 2019 have no expiration. The Company has state NOLs of approximately $3.4 million available in several jurisdictions in which it files that will begin to expire in 2034. The Company also has approximately $3.5 million of federal and state credit carry-forwards. The federal and state credit carry-forwards began to expire during 2018. Utilization of the NOL carry-forwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the NOL's may expire unutilized.

As the result of the assessment of the FASB ASC 740-10, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, the Company has no unrecognized tax benefits. The Company’s U.S. Federal and state tax matters for the years 2015 through 2018 remain subject to examination by the respective tax authorities.

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

Note 12 — Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine the voting powers and other special rights and qualifications of such series. A total of 5,000,000 shares of preferred stock are authorized as of December 31, 2019 and December 31, 2018. There were 49,626 shares of Series A Preferred Stock issued and outstanding on December 31, 2019 and December 31, 2018. There were no declared preferred dividends owed as of December 31, 2019 or 2018.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of December 31, 2019, total accrued and unpaid preferred dividends were $8,601,092. In the event of the liquidation, dissolution or winding up of the Company, each share of Series A Preferred Stock is entitled to a liquidation preference equal to one times (1x) the Series A Purchaser’s original per share purchase price, plus a right to receive an additional liquidation distribution together with the common stock holders pro rata on an as-converted basis, but not in excess of $1,000 per share in the aggregate (subject to adjustment for accrued but unpaid dividends and in the event of stock splits, dividends or other combinations). Each share of Series A Preferred Stock is entitled to vote with the holders of the Company’s common stock on matters presented to its stockholders and is entitled to cast such number of votes equal to the whole number of shares of common stock into which such shares of Series A Preferred Stock are convertible. The holders of record of the Series A Preferred Stock are entitled to nominate and elect two directors to the Company’s Board of Directors (the “Board Election Right”), at least one of whom is required to qualify as an “independent” director, as that term is used in applicable exchange listing rules. The Board Election Right with respect to the independent director will terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 40% of the original amount purchased by the Series A Purchaser. The Board Election Right with respect to the second director shall terminate on such date as the number of shares of Series A Preferred Stock then outstanding is less than 20% of the original amount purchased by the Series A Purchaser. The Company also granted the Series A Purchaser the right to have a board observer at meetings of the Company’s Board of Directors and committees thereof. To date, the Series A Purchaser has not exercised such director election or meeting observation rights.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2019 and December 31, 2018. There were 33,128,620 and 27,591,670 shares of common stock issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

On July 1, 2019, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,479,454 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 5,479,454 additional shares of common stock, in a registered direct offering at a combined purchase price of $3.65 per share and warrant for aggregate gross sale proceeds of $20,000,007. The purchase agreement closed on July 2, 2019. The Company received net proceeds after issuance costs and expenses of $18,855,007. The warrants sold in the offering are exercisable for a period of two years commencing six months from the issuance date at an exercise price of $4.10 per share.

On January 24, 2018, the Company entered into a securities purchase agreement with the purchasers set forth on the signature pages thereto for the purchase and sale of an aggregate of 3,000,000 shares of the Company’s common stock, along with warrants to purchase an aggregate of up to 1,200,000 shares of common stock, in a registered direct offering at a combined purchase price of $10.00 per share and 0.4 of a warrant, for an aggregate purchase price of $30,000,000. The warrants associated with this purchase agreement expired, unexercised, in January 2019. The purchase agreement closed on January 29, 2018.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Stock Warrants

The following table shows the various changes in warrants for the years ended:

	December 31, 2019	December 31, 2018	December 31, 2017
Warrants Outstanding, Beginning of Year	2,233,062	1,184,912	401,859
Exercised During the Year	—	(113,850)	(250,009)
Issued During the Year	5,479,454	1,200,000	1,033,062
Expired During the Year	(1,200,000)	(38,000)	—

Warrants Outstanding, End of Year	6,512,516	2,233,062	1,184,912

Of the outstanding warrants as of December 31, 2019, 1,033,062 expire on June 18, 2021 and the remainder expire on January 2, 2022. The weighted average remaining term of the warrants was 1.9 years. The weighted average exercise price was $4.56 per share. Of the outstanding warrants as of December 31, 2018, 1,200,000 expired on January 26, 2019 and the remainder expire on June 18, 2021. The weighted average remaining term of the warrants was 1.2 years. The weighted average exercise price was $8.61 per share. The outstanding warrants as of December 31, 2017 expire from March 21, 2018 to June 18, 2021. The weighted average remaining term of the warrants is 3.1 years. The weighted average exercise price is $6.44 per share.

During the year ended December 31, 2019 there were no warrants exercised. During the year ended December 31, 2018, a total of 96,350 warrants were exercised on a cashless basis resulting in the issuance of 66,710 shares and a total of 17,500 warrants were exercised for cash resulting in the issuance of 17,500 shares and proceeds of $39,373. During the year ended December 31, 2017 a total of 250,009 warrants were exercised on a cashless basis resulting in the issuance of 168,203 shares.

Management completed a derivative analysis on the 5,479,454 warrants issued in conjunction with our securities purchase agreement which closed on July 2, 2019 to determine whether or not they met the criteria under ASC 815-10-15-83 to trigger treatment as a derivative instrument. Management concluded that these warrants did not meet the criteria to be treated as a derivative instrument.

Note 14 — Stock Option Plans

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company no longer issues any options under its prior 2007 and 2009 Plans. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was initially 1,000,000 and automatically increases each time the Company issues additional shares of common stock so that, initially, the total number of shares issuable thereunder at all times would be equal to 10% of the then outstanding shares of common stock. On June 13, 2018, the Company’s stockholders approved an amendment to the Company’s 2014 Equity Incentive Plan to increase the number of shares available for issuance thereunder to 20% of the outstanding shares of common stock. As of December 31, 2019, the authorized shares of common stock under the 2014 Plan, as amended, totaled 6,712,290.

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

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding under the Stock Options Plans are as follows:

	2007 Plan	2009 Plan	2014 Plan	Total
Outstanding as of December 31, 2017	10,665	117,094	1,382,485	1,510,244
Available for future issuance under plan	—	—	1,045,143	1,045,143
Total authorized by plan	10,665	117,094	2,427,628	2,555,387

Outstanding as of December 31, 2018	—	110,771	1,435,750	1,546,521
Available for future issuance under plan	—	—	4,082,584	4,082,584
Totals authorized by plan	—	110,771	5,518,334	5,629,105

Outstanding as of December 31, 2019	—	85,498	1,298,093	1,383,591
Available for future issuance under plan	—	—	5,329,309	5,329,309
Totals authorized by plan	—	85,498	6,627,402	6,712,900

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

The following table summarizes stock option activity for the years ended December 31, 2019, 2018 and 2017:

		Weighted	Weighted Average
	Number of Options	Average Exercise Price	Remaining Life (years)
Outstanding at December 31, 2016	1,084,298	$4.76	7.57
Granted	534,500	5.74
Exercised	(63,187)	2.89
Expired or Forfeited	(45,367)	8.30
Outstanding at December 31, 2017	1,510,244	$5.04	7.58

Granted	330,500	5.81
Exercised	(97,264)	4.96
Expired or Forfeited	(196,959)	6.11
Outstanding at December 31, 2018	1,546,521	$5.11	7.19

Granted	73,500	2.36
Exercised	—	—
Expired or Forfeited	(236,430)	6.21
Outstanding at December 31, 2019	1,383,591	$4.77	6.25

As of December 31, 2019, there were 1,015,019 options that were fully vested and exercisable at a weighted average exercise price of $4.63 per share. The weighted average remaining contractual term on the vested options is 5.44 years. The unvested balance of 368,572 options as of December 31, 2019 were exercisable at a weighted average exercise price of $5.17 per share. The weighted average remaining contractual term on the vested options was 8.5 years.

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

The aggregate intrinsic value of the options outstanding as of December 31, 2019, 2018 and 2017 was approximately nil, $912,360 and $2,323,312, respectively.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2019, 2018 and 2017 and their estimated value:

December 31,	2019	2018	2017
Assumptions for Black-Scholes:
Expected term in years	6.2 to 6.3	6.4 to 6.6	6.5 to 6.8
Volatility	79.4% to 89.4%	108.9% to 119.4%	122.8% to 133.0%
Risk-free interest rate	1.63% to 1.68%	2.95% to 3.08%	1.98% to 2.30%
Expected annual dividends	None	None	None

Value of options granted:
Number of options granted	73,500	330,500	534,500
Weighted average fair value per share	$1.71	$5.01	$5.24
Fair value of options granted	$125,814	$1,655,390	$2,803,329

Under FASB ASC Topic 718, the Company has elected to account for forfeitures as they occur. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was $1,616,503 as of December 31, 2019, relating to a total of 368,572 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.3 years.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 – Right-of-Use Assets and Liabilities

On January 1, 2019, the Company adopted FASB ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize a right-of-use asset and lease liability in the balance sheet for all leases, including operating leases, with terms of more than twelve months. Upon adoption, we recognized an Operating Lease Right-of-Use Asset of $994,000, a current Operating Lease Liability of $533,000 and a long-term Operating Lease Liability of $461,000. We applied Topic 842 to all leases as of January 1, 2019 with comparable periods continuing to be reported under Topic 840. Upon adoption, we elected: (i) the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and (ii) the practical expedient which allows us not to separate non-lease components from lease components, as they are not considered the predominate components in our contracts. The adoption of this standard does not have a significant impact on our consolidated results of operations or cash flows.

The Company has signed several lease agreements, with the largest being for its office and manufacturing facility in the Rochester, New York area under an operating lease that commenced October 3, 2015 and expires on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. As of January 2020, we have given formal notice of our intent to exercise the first of two renewal terms, extending our current lease expiration date to October 3, 2023. This renewal term is included in our right-to-use asset and liability as of December 31, 2019 as the renewal option for our current leased facility is reasonably certain. Operating lease costs under the operating leases totaled $572,767, $462,711 and $461,246 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of December 31, 2019, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 3.7 years.

Future lease payments under operating leases as of December 31, 2019 were as follows:

2020	$608,698
2021	599,190
2022	587,286
2023	489,405
Total Future Lease Payments	2,284,579
Less: Imputed Interest	(188,389)
Total Lease Liability Balance	$2,096,190

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2019, 2018 and 2017 totaled $142,414, $100,188 and $0, respectively.

Note 17 — Litigation

We are not currently involved in any actual or pending material legal proceedings or litigation, and we are not aware of any such proceedings contemplated by or against us or our property, except as follows:

On or about December 16, 2019, Throop, LLC (“Throop") filed a patent infringement lawsuit in the United States District Court for the Central District of California against the Company.  The complaint alleges that certain Vuzix products (which have yet to be sufficiently identified) infringe claims of U.S. Patent No. 7,035,897 and U.S. Patent No. 9,479,726.  Both patents expired on January 14, 2020.  The complaint purports to seek an injunction or payment of an ongoing royalty with respect to the patents, an award of damages to compensate for alleged past infringement, trebled damages, and an award of costs and attorney’s fees.  On March 6, 2020, before the Company filed a formal response to the complaint with the Court, Throop filed a voluntary dismissal without prejudice of the California complaint in response to the Company’s position that venue was improper. The Company denies that Throop is entitled to the relief requested and intends to vigorously defend itself against the claims asserted and any lawsuit related thereto brought against the Company going forward.

We were involved in the following litigation matters in 2019, which have been resolved:

On April 5, 2018, we filed a defamation lawsuit against Ricardo Antonio Pearson (a\k\a Richard Pearson) in the Supreme Court of the State of New York, County of New York. The Company’s complaint against Mr. Pearson alleged that he published false and defamatory articles about the Company. Vuzix sought damages in excess of $80 million, including punitive damages, and money damages. The lawsuit was moved from New York State Supreme Court, New York County, to the United States District Court, Southern District of New York, and Mr. Pearson filed a motion to dismiss the complaint for lack of jurisdiction, among other grounds. On or about November 8, 2019, the Court granted Mr. Pearson’s motion and dismissed the lawsuit on the basis that it lacked personal jurisdiction over him. In its decision, the Court noted that it was not making a determination or ruling on the actual merits of the lawsuit.

On or about October 27, 2018, Bob Glenn filed a shareholder derivative suit in the Supreme Court of the State of New York, County of Monroe against certain of the Company’s current and former directors and executive officers. The Company was named as a nominal defendant only. The complaint alleged breaches of fiduciary duty, unjust enrichment, and waste of corporate assets. The complaint also alleged that the Company and certain of its officers and directors made materially false and/or misleading statements and failed to disclose material adverse events about the Company’s business, operations and prospects in press releases and public filings. The complaint sought a declaration that the defendants breached and/or aided and abetted the breach of their fiduciary duties to the Company, determining and awarding damages, and directing the Company to reform and improve its corporate governance. Similar derivative suits were filed by Michael Washington and John Mayer on or about October 26, 2018 and October 29, 2018, and pursuant to the parties’ stipulation, the Court ordered the three lawsuits to be consolidated on January 29, 2019. Because the Company believed the allegations to be false and without merit, it filed a motion to dismiss the consolidated complaints on September 6, 2019. In response to the motion, the plaintiffs filed a consolidated amended complaint on October 3, 2019 in an attempt to bolster their allegations, but the causes of action remained substantially similar to those asserted in the original complaints. Because the Company found the claims in the consolidated amended complaint also to be baseless, it filed a motion to dismiss that pleading as well on November 4, 2019. Electing not to respond to the motion, the plaintiffs chose, instead, to voluntarily discontinue the action against the Company, and filed a stipulation to that effect with the Court on December 10, 2019. Accordingly, the Court marked the case disposed.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2019		2018		2017
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$2,781	42%	$3,550	44%	$1,687	30%
Asia-Pacific	2,058	31%	2,248	28%	1,927	35%
Europe	1,656	25%	2,183	27%	1,892	34%
Others	176	2%	113	1%	32	1%
Total Revenues	$6,671	100%	$8,094	100%	$5,538	100%

By Country:

	Fiscal Year
	2019		2018		2017
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$2,673	40%	$3,475	43%	$1,618	29%
China	984	15%	17	0%	—	0%
Japan	873	13%	1,261	16%	1,340	24%
Germany	778	12%	492	6%	526	9%
Others	1,363	20%	2,849	35%	2,054	38%
Total Revenues	$6,671	100%	$8,094	100%	$5,538	100%

The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 19 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2019
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,953	$1,159	$2,186	$1,373
Gross profit (loss)	(4,369)	(231)	152	40
Net loss	(9,583)	(5,477)	(5,056)	(6,360)
Net loss per share, basic and diluted	(0.31)	(0.18)	(0.20)	(0.25)
Net loss attributable to common stockholders	(10,081)	(5,967)	(5,534)	(6,826)

	Fiscal Year 2018
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,979	$1,923	$2,648	$1,544
Gross profit (loss)	300	621	670	177
Net loss	(5,564)	(4,798)	(6,148)	(5,366)
Net loss per share, basic and diluted	(0.22)	(0.19)	(0.24)	(0.22)
Net loss attributable to common stockholders	(6,033)	(5,260)	(6,599)	(5,804)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2020.

VUZIX CORPORATION

/s/ Paul Travers
Paul Travers
Chief Executive Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Paul Travers and Grant Russell, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	March 16, 2020
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	March 16, 2020
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Alexander Ruckdaeschel	Director	March 16, 2020
Alexander Ruckdaeschel

/s/ Edward Kay	Director	March 16, 2020
Edward Kay

/s/ Timothy Harned	Director	March 16, 2020
Timothy Harned

87

VUZIX CORPORATION

Schedule II — Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Charged to Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2017
Allowances deducted from assets
Doubtful Accounts	$—	$29		$—		$29
Inventory	624	212	(a)	—		836
Total allowances deducted from assets	$624	$241		$—		$865

For the Year Ended December 31, 2018
Allowances deducted from assets
Doubtful Accounts	$29	$7		$(29)		$7
Inventory	836	303		(775	)(b)	364
Total allowances deducted from assets	$865	$310		$(804)		$371

For the Year Ended December 31, 2019
Allowances deducted from assets
Doubtful Accounts	$7	$(7	)(c)	$—		$—
Inventory	364	4,573		(149)		4,788
Total allowances deducted from assets	$371	$4,566		$(149)		$4,788

(a)	Net change in inventory allowance, excluding iWear net realizable value write-down.
(b) (c)	Deductions in 2018 primarily related to the disposal of raw components related to the discontinuance of our iWear product. Recovery of amounts previously written off.

88

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
4.1*	Description of the Registrant’s Securities
10.1(5)**	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul Travers
10.3(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.8(4)	Series A Preferred Stock Purchase Agreement dated January 2, 2015
10.9(4)	Series A Preferred Stock Investor’s Rights Agreement, dated January 2, 2015
10.17 (11)	Form of Warrant
10.19 (12) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
14.1(8)	Code of Ethics
21.1(9)	Subsidiaries
23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Section 1350 CEO Certification
32.2*	Section 1350 CFO Certification
101*	The following materials, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

†	Confidential treatment granted as to certain portion

*	Filed herewith.
**	Indicates management contract or compensatory arrangement.

89

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.

(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.

(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.

(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.

(9)	Filed as exhibit to S-1 filed December 21, 2012 and incorporated herein by reference.

(10)	Filed as exhibit to Form 8-K filed December 15, 2017 and incorporated herein by reference.

(11)	Filed as exhibit to Form 8-K filed January 26, 2018 and incorporated herein by reference.

(12)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.

90