Form 10-Q
period 2020-03-31
Vuzix Corp
filed 2020-05-11
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 11, 2020, there were 34,307,210 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1:	Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash and Cash Equivalents	$6,142,658	$10,606,091
Accounts Receivable, Net	376,570	1,371,913
Accrued Project Revenue	160,206	-
Note Receivable	250,000	250,000
Inventories, Net	5,668,376	5,707,867
Licenses, Net	527,249	-
Manufacturing Vendor Prepayments	474,518	242,539
Prepaid Expenses and Other Assets	707,286	895,098

Total Current Assets	14,306,863	19,073,508

Long-Term Assets
Fixed Assets, Net	3,880,275	4,327,676
Operating Lease Right-of-Use Asset	1,964,984	2,096,190
Patents and Trademarks, Net	1,261,841	1,294,675
Licenses, Net	284,234	314,416
Intangible Asset, Net	888,000	990,000
Other Assets, Net	441,430	350,000

Total Assets	$23,027,627	$28,446,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,297,924	$1,062,785
Unearned Revenue	99,714	142,463
Accrued Expenses	555,021	885,897
Taxes Payable	21,200	18,687
Operating Lease Right-of-Use Liability	524,825	524,825

Total Current Liabilities	2,498,684	2,634,657

Long-Term Liabilities
Operating Lease Right-of-Use Liability	1,440,159	1,571,365

Total Liabilities	3,938,843	4,206,022

Stockholders' Equity
Preferred Stock - $.001 Par Value, 5,000,000 Shares Authorized; 49,626 and 49,626 Shares Issued and Outstanding as of March 31, 2020 and December 31, 2019.	50	50
Common Stock - $.001 Par Value, 100,000,000 Shared Authorized; 33,128,620 Shares Issued and Outstanding as of March 31, 2020 and December 31, 2019.	33,128	33,128
Additional Paid-in Capital	169,160,041	168,950,076
Accumulated Deficit	(150,104,435)	(144,742,811)

Total Stockholders' Equity	19,088,784	24,240,443

Total Liabilities and Stockholders' Equity	$23,027,627	$28,446,465

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance - January 1, 2020	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443

Stock-Based Compensation Expense	-	-	-	-	209,965	-	209,965
Q1 2020 Net Loss	-	-	-	-	-	(5,361,624)	(5,361,624)

Balance - March 31, 2020	49,626	$50	33,128,620	$33,128	$169,160,041	$(150,104,435)	$19,088,784

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance - January 1, 2019	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975

Stock-Based Compensation Expense	-	-	6,247	7	413,679	-	413,686
Q1 2019 Net Loss	-	-	-	-	-	(6,359,761)	(6,359,761)

Balance - March 31, 2019	49,626	$50	27,597,917	$27,598	$149,109,454	$(124,626,202)	$24,510,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The Three Months Ended March 31,
	2020	2019

Sales:
Sales of Products	$1,371,509	$1,373,371
Sales of Engineering Services	160,206	-

Total Sales	1,531,715	1,373,371

Cost of Sales:
Cost of Sales - Products Sold	1,426,038	1,333,481
Cost of Sales - Engineering Services	25,161	-

Total Cost of Sales	1,451,199	1,333,481

Gross Profit (exclusive of depreciation shown separately below)	80,516	39,890

Operating Expenses:
Research and Development	2,023,058	2,516,100
Selling and Marketing	1,152,808	1,417,966
General and Administrative	1,537,820	1,896,402
Depreciation and Amortization	648,541	559,089
Impairment of Patents and Trademarks	57,532	-

Total Operating Expenses	5,419,759	6,389,557
Loss from Operations	(5,339,243)	(6,349,667)

Other Income (Expense):
Investment Income	22,157	58,313
Other Taxes	(17,686)	(52,662)
Foreign Exchange Loss	(26,852)	(15,745)

Total Other Income (Expense)	(22,381)	(10,094)

Loss Before Provision for Income Taxes	(5,361,624)	(6,359,761)
Provision for Income Taxes	-	-

Net Loss	(5,361,624)	(6,359,761)
Preferred Stock Dividends	(499,838)	(465,765)
Loss Attributable to Common Stockholders	$(5,861,462)	$(6,825,526)

Basic and Diluted Loss per Share	$(0.18)	$(0.25)
Weighted-average Shares Outstanding - Basic and Diluted	33,128,620	27,595,767

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities
Net Loss	$(5,361,624)	$(6,359,761)
Non-Cash Adjustments
Depreciation and Amortization	648,541	559,089
Amortization of Software Development Costs in Cost of Sales - Products	25,000	25,000
Stock-Based Compensation	282,201	489,754
Impairment of Patents and Trademarks	57,532	-
(Increase) Decrease in Operating Assets
Accounts Receivable	450,454	572,577
Accrued Project Revenue	(160,206)	-
Inventories	39,491	(828,424)
Vendor Prepayments	(231,979)	368,658
Prepaid Expenses and Other Assets	187,812	437,947
Increase (Decrease) in Operating Liabilities
Accounts Payable	235,139	(952,497)
Accrued Expenses	(330,876)	(171,068)
Customer Deposits	-	(77,747)
Unearned Revenue	(42,749)	18,618
Income and Other Taxes Payable	2,513	43,497

Net Cash Flows Used in Operating Activities	(4,198,751)	(5,874,357)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(221,074)	(724,565)
Investments in Patents and Trademarks	-	(41,475)
Investments in Licenses and Other Intangible Assets	(43,608)	(537,409)

Net Cash Used in Investing Activities	(264,682)	(1,303,449)

Net Cash Flows from Financing Activities	-	-

Net Increase (Decrease) in Cash and Cash Equivalents	(4,463,433)	(7,177,806)
Cash and Cash Equivalents - Beginning of Period	10,606,091	17,263,643

Cash and Cash Equivalents - End of Period	$6,142,658	$10,085,837

Supplemental Disclosures
Investments in Other Intangible Assets included in Accrued Expenses	$-	$250,000
Unamortized Common Stock Expense included in Prepaid Expenses	$295,725	$463,154
Non-Cash Investment in Licenses and Other Intangible Assets	$544,889	$-
Stock-Based Compensation Expense - Expensed less Previously Issued	$72,236	$76,068

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three months ended March 31, 2020 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2019, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the three months ended March 31, 2020 of $5,361,624 and annual net losses of $26,476,370 in 2019 and $21,875,713 in 2018. As of March 31, 2020, the Company had an accumulated deficit of $150,104,435.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

•	the continued sale of our existing M300XL finished goods and Blade component inventory, of which we have significant levels;

•	the expected success of our third-generation monocular device for enterprise, the M400 Smart Glasses, which entered production near the end of the third quarter of 2019, and to date customer interest and adoption of the M400 has been more rapid than earlier models;

•	the commencement of volume manufacturing and sale of the new Vuzix Smart Swim product in the second quarter of 2020;

•	the timely sale and disposal of as many products and components as possible included in our inventory write-down losses as of December 31, 2019, primarily related to the first M300 Smart Glasses models, including the M300-C Smart Glasses in China, and excess components related to the cessation of such production;

•	increased our efforts to further promote our engineering services programs, which result in overall higher gross margins since such programs enable the absorption of some of our operating costs by utilizing a significant portion of our internal engineering fixed salary costs;

•	continued to pursue licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;

•	greater control of operating costs and reductions in spending growth rates wherever possible;

•	implementation of a Company-wide payroll reduction program for individuals earning more than $60,000 annually with required base salary reductions of 10% to 25% depending upon the respective base salary level in the period from May to December 31, 2020. The expected cash savings will be $1,200,000 and will result in the issuance of stock awards, at a rate of 150% of the net cash wage reductions;

•	decreased tradeshow and external PR expenditures;

•	right-sized operations across all areas of the Company, including head-count freezes or reductions;

•	delayed or curtailed discretionary and non-essential capital expenditures not related to near-term new products;

•	reduced the rate of new product introductions and leveraged existing platforms to reduce new product development and engineering costs;

•	the introduction of the M4000 in the second half of 2020 will be the Company’s next generation see-through waveguide-based product specifically designed for the enterprise market; and

•	further reductions of the rate of research and development spending on new technologies, particularly the use of external contractors.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Customer Concentrations

For the three months ended March 31, 2020, one customer represented 15% of total product revenue and two confidential defense customers represented 100% of engineering services revenue. For the three months ended March 31, 2019, no one customer represented more than 10% of total product revenue.

As of March 31, 2020, two customers represented 23% and 11% of accounts receivable, respectively and two confidential defense customers represented 100% of accrued project revenue. As of December 31, 2019, three customers represented 32%, 26% and 13%, respectively, of accounts receivable.

Recent Accounting Pronouncements

 In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2023 and early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of three major product lines: Smart Glasses Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended March 31,
	2020	2019

Revenues
Smart Glasses Sales	$1,371,509	$1,278,371
Waveguide and Display Engine Sales	—	95,000
Engineering Services	160,206	—

Total Revenue	$1,531,715	$1,373,371

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, there are judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include considerations in determining our transaction prices for our standard product sales that include an end-user 30-day right to return if not satisfied with product and include general payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

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

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain of our OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer extended warranties to customers, which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our Engineering Services contracts vary from contract to contract but typically include payment terms of Net 30 days from date of billing, subject to an agreed upon customer acceptance period.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the three months ended March 31, 2020:

% of Total Net Sales
Point-in-Time	90%
Over Time - Input Method	10%
Total	100%

Remaining Performance Obligations

As of March 31, 2020, the Company had $695,000 of remaining performance obligations under two current waveguide development projects with two global aerospace and defense firms, which represents the total transaction price of these development agreements of $855,000, less revenue recognized under percentage of completion in the three months ended March 31, 2020. The Company currently expects to recognize the remaining revenue relating to these existing performance obligations of $695,000 in the second quarter of 2020. Revenues earned less amounts paid at March 31, 2020 in the amount of $160,206 are reflected as Accrued Project Revenue in the accompanying Consolidated Balance Sheets.

As of March 31, 2020, the Company had $86,000 of remaining performance obligations related to its extended warranties, which are included in deferred revenue on our Consolidated Balance Sheets. The Company is recognizing this deferred revenue on a straight-line basis ending on September 30, 2020.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three months ended March 31, 2020 and 2019, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of March 31, 2020 and 2019, there were 12,858,707 and 7,529,006 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	March 31,	December 31,
	2020	2019

Purchased Parts and Components	$5,524,161	$5,985,214
Work in Process	2,231,136	2,414,142
Finished Goods	2,500,949	2,096,744
Less: Reserve for Obsolescence	(4,587,870)	(4,788,233)
Net	$5,668,376	$5,707,867

Note 5 — Licenses, Net

	March 31, 2020	December 31, 2019
Licenses	$493,717	$493,717
Less: Accumulated Amortization	(227,123)	(179,301)
Additions	544,889	—
	811,483	314,416
Less: Current Portion	(527,249)	—

Licenses, Net	$284,234	$314,416

In January 2020, the Company entered into a global non-exclusive master reseller agreement for certain smart glasses software under which it committed to sell a minimum number of software licenses in 2020. The amount capitalized, included in current assets on the Consolidated Balance Sheets, will be expensed to cost of goods sold during the period based on actual software licenses sold, with any of the remaining prepaid licenses expensed at the end of the master reseller agreement’s term.

Note 6 – Intangible Asset, Net

	March 31, 2020	December 31, 2019

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(612,000)	(510,000)

Intangible Asset, Net	$888,000	$990,000

On October 4, 2018, the Company entered into amendment No. 1 to agreements (the “TDG Amendment”) with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company will be permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished good or system for sale to military organizations, subject to certain conditions. The Company will also be permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 15, 2022, when the amendment and original non-compete agreements expire, after which the Company will be free to sell any product to any customer world-wide with no commission liability to TDG. Total commissions expense under this agreement for the three months ended March 31, 2020 and 2019 was $36,580 and nil, respectively.

Total amortization expense for this intangible asset for the three months ended March 31, 2020 and 2019 was $102,000. Future monthly amortization expense for the next 26 months is $34,000 per month or $408,000 per annum.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2020	2019

Accrued Wages and Related Costs	$286,126	$394,669
Accrued Professional Services	69,690	217,721
Accrued Warranty Obligations	99,115	98,893
Other Accrued Expenses	100,090	174,614

Total	$555,021	$885,897

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair.

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2020 and the balance as of December 31, 2019 were as follows:

Accrued Warranty Obligation at December 31, 2019	$98,893
Reductions for Settling Warranties	(17,122)
Warranties Issued During Period	17,344

Accrued Warranty Obligations at March 31, 2020	$99,115

Note 8 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 9 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of March 31, 2020 and December 31, 2019, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on March 31, 2020 and December 31, 2019.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of March 31, 2020, total accumulated and unpaid preferred dividends were $9,100,930. As of December 31, 2019, total accumulated and unpaid preferred dividends were $8,601,092. There were no declared preferred dividends owed as of March 31, 2020 or December 31, 2019.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $.001. As of March 31, 2020 and December 31, 2019, there were 33,128,620 shares of common stock issued and outstanding.

Note 10 – Stock Warrants

A summary of the various changes in warrants during the three months ended March 31, 2020 is as follows:

Number of Warrants

Warrants Outstanding at December 31, 2019	6,512,516
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding at March 31, 2020	6,512,516

Of the outstanding warrants as of March 31, 2020, 1,033,062 expire on June 18, 2021 and the remaining 5,479,454 expire on January 2, 2022. The weighted average remaining term of the warrants was 1.7 years. The weighted average exercise price was $4.56 per share.

Note 11 – Stock Option Plans

A summary of stock option activity for the three months ended March 31, 2020 is as follows:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2019	1,383,591	$4.77
Granted	—	—
Exercised	—	—
Expired or Forfeited	—	—

Outstanding at March 31, 2020	1,383,591	$4.77

The weighted average remaining contractual term for all options as of March 31, 2020 and December 31, 2019 was 6.0 years and 6.3 years, respectively.

As of March 31, 2020, there were 1,058,503 options that were fully vested and exercisable at a weighted average exercise price of $4.67 per share. The weighted average remaining contractual term on the vested options is 5.3 years.

As of March 31, 2020, there were 325,088 unvested options exercisable at a weighted average exercise price of $5.12 per share. The weighted average remaining contractual term on the unvested options is 8.3 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2020, the Company had approximately $1,394,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.1 years.

For the three months ended March 31, 2020 and 2019, the Company recorded total stock-based compensation expense, including stock awards, of $282,201 and $489,754, respectively.

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

Note 13 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of March 31, 2020 were as follows:

Remainder of 2020	$456,524
2021	599,190
2022	587,286
2023	489,405
Total Future Lease Payments	2,132,405
Less: Imputed Interest	(167,421)
Total Lease Liability Balance	$1,964,984

Operating lease costs under the operating leases totaled $150,000 and $140,300 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 3.5 years.

Note 14 – Subsequent Events

On May 4, 2020, the Company implemented a Company-wide payroll reduction program for individuals earning more than $60,000 annually with required base salary reductions of 15% to 25% depending upon the respective base salary level in the period from May to December 31, 2020. The expected cash savings will be $1,200,000 and will result in the issuance of stock awards under the Company’s 2014 Stock Incentive Plan, at a rate 150% of the net cash wage reductions. The FMV of these stock awards has been determined at $1.53 and a total of 1,178,590 stock awards were issued. These awards are subject to vesting and resale rules.

On April 21, 2020, the Company entered into a Paycheck Protection Program (PPP) Term Note under the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “US SBA”). The Company received total proceeds of $1,555,900 from the PPP Note. The PPP Note bears interest at the annual rate of 1%, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the US SBA. The Company may apply for forgiveness of the PPP Note, with the amount which may be forgiven equating to the sum of payroll costs, covered rent and mortgage obligations, and covered utility payments incurred by the Company during the eight-week period beginning on April 21, 2020, calculated in accordance with the terms of the CARES Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2019.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our accounting policies for the three-month period ended March 31, 2020.

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

Impact of COVID-19

As our global operations expose us to risks associated with pandemics and epidemics worldwide, we could be harmed and our operations could suffer as a result. The recent COVID-19 pandemic has impacted our business operations and the results of our operations in the first quarter, primarily with delays in expected orders and smart glasses deployment by several customers, and to a lesser degree due to a reduction in manufacturing output caused by supplier shortages and delays from some of our suppliers in China. In addition, due to delays in certain supply chain areas, the expected launch times of our new M4000 and new version of our Blade Smart Glasses have been delayed several weeks. Additionally, we are experiencing increased lead times in regulatory testing of our products in some new countries, which has been forcing us to postpone customer deliveries in these new regions.

The broader implications of COVID-19 on our results from operations going forward remains uncertain. The COVID-19 pandemic has the potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. However, on the other hand, opportunities in the medical field with telemedicine and guided remote support and in enterprise with remote support use cases have been growing for Vuzix smart glasses products.  As companies try to go back to work, the need for enabling remote training and support for equipment in the field is becoming a new challenge for enterprise to address and our smart glasses products are poised to help companies address these challenges. Flying restrictions and resumption of travel in general it appears is not coming back any time soon and, in the interest of safety, companies are looking for alternatives.  Vuzix smart glasses solutions and those offered by our Value-Added Resellers provide a wide array of solutions today that can help immediately address these challenges. Also, our products are being used in medical applications from remote support for residents doing their rounds to remote patient care in assisted living facilities or the ICU (intensive care unit).

 As an essential manufacturer of telecommunications and microelectronic devices, as well as a supplier of essential technology services and products for medical professionals, first responders and other public safety, national defense and security customers, we have maintained our current production operations through this crisis. As we are committed to the safety and well-being of all our employees, we separated our production staff into 2 six-hour non-overlapping shifts, versus the 1 eight-hour shift that was in place before the COVID-19 outbreak. The majority of our non-production employees have been working remotely for Vuzix and will continue to do so for the time being.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2020 and 2019:

	Three Months Ended 31,
	2020	2019	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$1,371,509	$1,373,371	$(1,862)	(0%)
Sales of Engineering Services	160,206	-	160,206	NM

Total Sales	1,531,715	1,373,371	158,344	12%

Cost of Sales:
Cost of Sales - Products Sold	1,426,038	1,333,481	92,557	7%
Cost of Sales - Engineering Services	25,161	-	25,161	NM

Total Cost of Sales	1,451,199	1,333,481	117,718	9%

Gross Profit (exclusive of depreciation shown separately below)	80,516	39,890	40,626	102%
Gross Profit %	5%	3%

Operating Expenses:
Research and Development	2,023,058	2,516,100	(493,042)	(20%)
Selling and Marketing	1,152,808	1,417,966	(265,158)	(19%)
General and Administrative	1,537,820	1,896,402	(358,582)	(19%)
Depreciation and Amortization	648,541	559,089	89,452	16%
Impairment of Patents and Trademarks	57,532	-	57,532	NM

Loss from Operations	(5,339,243)	(6,349,667)	1,010,424	(16%)

Other Income (Expense):
Investment Income	22,157	58,313	(36,156)	(62%)
Other Taxes	(17,686)	(52,662)	34,976	(66%)
Foreign Exchange Loss	(26,852)	(15,745)	(11,107)	71%

Total Other Income (Expense)	(22,381)	(10,094)	(12,287)	122%

Net Loss	$(5,361,624)	$(6,359,761)	$998,137	(16%)

Sales.    There was an overall increase in total sales for the three months ended March 31, 2020 over the same period in 2019 of $158,344 or 12%. The following table reflects the major components of our sales:

	Three Months Ended March 31, 2020	% of Sales	Three Months Ended March 31, 2019	% of Sales	Dollar Change	% Increase (Decrease)

Sales of Smart Glasses	$1,354,433	88%	$1,252,001	91%	$102,432	8%
Sales of Waveguides & Display Engines	-	0%	95,000	7%	(95,000)	(100%)
Sales Freight out	17,076	1%	26,370	2%	(9,294)	(35%)
Sales of Engineering Services	160,206	11%	-	0%	160,206	NM
Total Sales	$1,531,715	100%	$1,373,371	100%	$158,344	12%

Sales of Smart Glasses products rose by 8%, primarily the result of our M400 Smart Glasses, which we began selling in the fourth quarter of 2019. Sales revenues from our M-Series Smart Glasses was $1,040,526, a 43% increase of $322,935 over the prior year’s quarter. Total M-Series unit sales increased by 35% for the first quarter of 2020 versus the same period in 2019, and M400s made up 75% of revenues as compared to nil in the 2019 period, when the M400 was not for sale. Sale revenues of Blade smart glasses decreased by $293,450 or 55%, primarily driven by a 20% decrease in their average sales price and lower unit sales.

Sales of Waveguides and Display Engines for the three months ended March 31, 2020 were nil versus $95,000 in the prior year’s comparable period. These are made-to-order products and no new orders were received in the first quarter of 2020.

Sales of Engineering Services for the three months ended March 31, 2020 was $160,206 as compared to nil in the 2019 period. The revenue recognized in the three months ended March 31, 2020 for engineering services was a result of two waveguide and display engine development projects which commenced in the first quarter of 2020 and both are expected to be completed in the second quarter of 2020.

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

Component of Cost of Sales	Three Months Ended March 31, 2020	As % Related Product Sales	Three Months Ended March 31, 2019	As % Related Product Sales	Dollar Change	% Increase (Decrease)

Product Cost of Sales	$744,575	54%	$710,098	52%	$34,477	5%
Freight Costs	112,111	8%	132,970	10%	(20,859)	(16%)
Manufacturing Overhead	506,204	37%	415,901	30%	90,303	22%
Warranty Costs	222	0%	23,483	2%	(23,261)	(99%)
Amortization of Software Development Costs	25,000	2%	25,000	2%	-	0%
Software Royalties	37,926	3%	26,029	2%	11,897	46%

Total Cost of Sales - Products	$1,426,038	104%	$1,333,481	97%	$92,557	7%

Total Gross Profit (Loss)	$(54,529)		$39,890		$(94,419)	(237%)

For the three months ended March 31, 2020, we reported an overall gross loss from product sales of $54,529 as compared to a gross profit of $39,890 in the same period in 2019. On a product cost of sales basis only, product direct costs were 54% of sales in the 2020 period as compared to 52% in 2019, primarily driven by lower selling prices of the M300XL in Q1-2020 versus the same period in 2019.

Manufacturing overhead costs for the three months ended March 31, 2020, as a percentage of total product sales, increased to 37% from 30% in the same period in 2019, with the majority of this increase representing additional personnel year-over-year. There was a negligible warranty expense of $222 for the three months ended March 31, 2020 as compared to $23,483 in the same period in 2019. This warranty cost reduction resulted from actual warranty returns being less than previously expected and for which we provisioned.

Costs for engineering services for the three months ended March 31, 2020 were $25,161 as compared to nil in 2019. The majority of the 2020 period amounts represented the reclassification of our internal R&D wage costs associated with two waveguide development projects. There was a gross profit of $135,045 from engineering services for the three months ended March 31, 2020 versus nil in the same period in 2019.

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

	Three Months Ended March 31, 2020	% of Sales	Three Months Ended March 31, 2019	% of Sales	Dollar Change	% Increase (Decrease)

Research and Development	$2,023,058	132%	$2,516,100	183%	$(493,042)	(20%)

Research and development costs for the three months ended March 31, 2020 decreased by $493,042 or 20% as compared to the same period in 2019. This reduction was largely driven by a decrease of $386,979 in external consulting fees related to our Blade software development, which was completed in the first half of 2019; and a reduction of $119,532 in net salary costs.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended March 31, 2020	% of Sales	Three Months Ended March 31, 2019	% of Sales	Dollar Change	% Increase (Decrease)

Selling and Marketing	$1,152,808	75%	$1,417,966	103%	$(265,158)	(19%)

Selling and marketing costs for the three months ended March 31, 2020 decreased by $265,158 or 19% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in advertising and trade shows of $219,011; a $91,259 decrease in salary and stock-based compensation; and a $80,720 decrease in external consulting fees paid to foreign sales staff; partially offset by a $37,133 increase in computer and software subscription costs; and a $34,087 increase in commissions largely due to commissions payable to TDG pursuant to our non-compete agreement amendment (as described in Note 6 of the financial statements).

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Three Months Ended March 31, 2020	% of Sales	Three Months Ended March 31, 2019	% of Sales	Dollar Change	% Increase (Decrease)

General and Administrative	$1,537,820	100%	$1,896,402	138%	$(358,582)	(19%)

General and administrative for the three months ended March 31, 2020 decreased by $358,582 or 19% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in legal fees of $152,065; a decrease in IT and security consulting fees of $133,693; a decrease in salary, commissions, benefits and stock compensation expenses of $66,060 related to staff reductions; and a decrease in IR and shareholder related expenses of $46,970; partially offset by an increase in insurance premiums of $41,038.

Depreciation and Amortization.   Depreciation and amortization expense for the three months ended March 31, 2020 was $648,541 as compared to $559,089 in the same period in 2019, an increase of $89,452. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction-in-progress and leasehold improvements associated with our plant expansion which were completed in the first quarter of 2019.

Other Income (Expense).  Total other expense, net was $22,381 for the three months ended March 31, 2020 as compared to $10,094 in the period in 2019. The overall increase of $12,287 in other expenses was primarily the result of a decrease of $36,156 in investment interest income; an increase of $11,107 in foreign exchange losses; partially offset by a decrease of $34,976 in other capital and branch taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending March 31, 2020 and 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $6,142,658, a decrease of $4,463,433 from $10,606,091 as of December 31, 2019.

As of March 31, 2020, we had current assets of $14,306,863 as compared to current liabilities of $2,498,684 which resulted in a positive working capital position of $11,808,179. At December 31, 2019, we had a working capital position of $16,438,851. Our current liabilities are comprised principally of accounts payable, operating lease liabilities and accrued expenses.

During the three months ended March 31, 2020, we used $4,198,751 of cash for operating activities which includes: (i) a net loss of $5,361,624, partially offset by non-cash expenses totaling $1,013,274, (ii) $450,454 collection of trade accounts receivables that existed as of December 31, 2019, and (iii) $330,876 paydown of accrued expenses that existed as of December 31, 2019. For the three months ended March 31, 2019, we used $5,584,357 of cash for operating activities.

During the three months ended March 31, 2020, we used $264,682 of cash for investing activities, which includes $221,074 for purchases of manufacturing equipment and product mold tooling. For the three months ended March 31, 2019, we used $1,303,449 of cash for investing activities.

As of March 31, 2020, the Company does not have any current or long-term debt obligations outstanding.

We incurred a net loss for the three months ended March 31, 2020 of $5,361,624 and annual net losses of $26,476,370 in 2019 and $21,875,713 in 2018. As of March 31, 2020, the Company had an accumulated deficit of $150,104,435.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those that are described in “Risk Factors” under Item 1A and elsewhere in our annual report on Form 10-K for the year ended December 31, 2019 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at March 31, 2020.

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

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. Except as set forth below, there have been no material changes from those risk factors. The risks discussed in our 2019 annual report and described below could materially affect our business, financial condition and future results.

The COVID-19 pandemic may negatively affect our business.

The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. The continuing impacts of COVID-19 are highly unpredictable and could be significant, and may have an adverse effect on our business, operations and our future financial performance.

The impact of the pandemic on our business, operations and future financial performance could include, but is not limited to, that:

•	We may experience significant supply chain constraints such that we cannot procure the component parts necessary for manufacturing our Smart Glasses and Waveguide and Display engine solutions.

•	We may experience delays in our product development and new product introductions into the market.

•	The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges.

•	Volatility in the equity markets could affect the value of our equity to shareholders and have an impact on our ability to raise capital.

Our PPE loan, which was recently approved and funded, may be subject to audit and, due to an unclear and evolving regulatory framework, may need to be repaid.

On April 21, 2020, we were granted a loan totaling $1,555,900 under the Paycheck Protection Program of the CARES Act (the “PPP Loan”), some or all of which may be forgiven. This program was implemented in response to the unprecedented economic downturn related to the coronavirus. Official guidance and interpretations of the requirements of the program have been limited and have been changing over time. The PPP Loan matures on April 21, 2022 and bears annual interest at a rate of 1.0%, with the first six months of interest deferred. Despite our good-faith belief that we properly satisfied all eligibility requirements for the PPP Loan, we could be subject to regulatory scrutiny and a request for re-payment of the PPP Loan.

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

VUZIX CORPORATION

Date: May 11, 2020	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

