Form 10-Q
period 2020-06-30
Vuzix Corp
filed 2020-08-10
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of August 10, 2020, there were 39,004,106 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$13,229,182	$10,606,091
Accounts Receivable, Net	1,021,069	1,371,913
Accrued Project Revenue	175,005	—
Note Receivable	250,000	250,000
Inventories, Net	6,256,333	5,707,867
Licenses	471,809	—
Manufacturing Vendor Prepayments	617,330	242,539
Prepaid Expenses and Other Assets	902,540	895,098

Total Current Assets	22,923,268	19,073,508

Long-Term Assets
Fixed Assets, Net	3,501,971	4,327,676
Operating Lease Right-of-Use Asset	1,726,700	2,096,190
Patents and Trademarks, Net	1,370,180	1,294,675
Licenses, Net	254,051	314,416
Intangible Asset, Net	775,910	990,000
Other Assets, Net	550,000	350,000

Total Assets	$31,102,080	$28,446,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$832,584	$1,062,785
Unearned Revenue	65,216	142,463
Accrued Expenses	762,926	885,897
Taxes Payable	24,601	18,687
Operating Lease Right-of-Use Liability	444,495	524,825
Current Portion of Debt	684,286	—

Total Current Liabilities	2,814,108	2,634,657

Long-Term Liabilities
Operating Lease Right-of-Use Liability	1,282,205	1,571,365
Long-Term Portion of Debt	871,614	—

Total Long-Term Liabilities	2,153,819	1,571,365

Total Liabilities	4,967,927	4,206,022

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding as of June 30, 2020 and December 31, 2019.	50	50
Common Stock - $0.001 Par Value, 100,000,000 Shared Authorized; 39,004,106 and 33,128,620 Shares Issued and Outstanding as of June 30, 2020 and December 31, 2019.	39,004	33,128
Additional Paid-in Capital	180,438,200	168,950,076
Accumulated Deficit	(154,343,101)	(144,742,811)

Total Stockholders' Equity	26,134,153	24,240,443

Total Liabilities and Stockholders' Equity	$31,102,080	$28,446,465

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2020	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443
Stock-Based Compensation Expense	—	—	875,486	876	910,815	—	911,691
Proceeds from Common Stock Offerings	—	—	5,000,000	5,000	11,245,000	—	11,250,000
Direct Costs of Common Stock Offerings	—	—	—	—	(667,691)	—	(667,691)
Net Loss	—	—	—	—	—	(9,600,290)	(9,600,290)
Balance - June 30, 2020	49,626	$50	39,004,106	$39,004	$180,438,200	$(154,343,101)	$26,134,153

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - April 1, 2020	49,626	$50	33,128,620	$33,128	$169,160,041	$(150,104,435)	$19,088,784
Stock-Based Compensation Expense	—	—	875,486	876	700,850	—	701,726
Proceeds from Common Stock Offering	—	—	5,000,000	5,000	11,245,000	—	11,250,000
Direct Costs of Common Stock Offering	—	—	—	—	(667,691)	—	(667,691)
Net Loss	—	—	—	—	—	(4,238,666)	(4,238,666)
Balance - June 30, 2020	49,626	$50	39,004,106	$39,004	$180,438,200	$(154,343,101)	$26,134,153

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2019	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975
Stock-Based Compensation Expense	—	—	12,496	13	749,132	—	749,145
Net Loss	—	—	—	—	—	(11,415,695)	(11,415,695)
Balance - June 30, 2019	49,626	$50	27,604,166	$27,604	$149,444,907	$(129,682,136)	$19,790,425

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - April 1, 2019	49,626	$50	27,597,917	$27,598	$149,109,454	$(124,626,202)	$24,510,900
Exercise of Warrants	—	—	—	—	—	—	—
Stock-Based Compensation Expense	—	—	6,249	6	335,453	—	335,459
Net Loss	—	—	—	—	—	(5,055,934)	(5,055,934)
Balance - June 30, 2019	49,626	$50	27,604,166	$27,604	$149,444,907	$(129,682,136)	$19,790,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	The Three Months Ended June 30,		The Six Months Ended June 30,
	2020	2019	2020	2019
Sales:
Sales of Products	$2,335,189	$1,834,915	$3,706,699	$3,208,286
Sales of Engineering Services	701,654	350,946	861,860	350,946

Total Sales	3,036,843	2,185,861	4,568,559	3,559,232

Cost of Sales:
Cost of Sales - Products Sold	2,122,329	1,941,350	3,548,367	3,274,832
Cost of Sales - Engineering Services	118,594	92,472	143,755	92,472

Total Cost of Sales	2,240,923	2,033,822	3,692,122	3,367,304

Gross Profit (exclusive of depreciation shown separately below)	795,920	152,039	876,437	191,928

Operating Expenses:
Research and Development	1,796,268	1,987,129	3,819,326	4,503,228
Selling and Marketing	796,857	822,749	1,949,665	2,240,714
General and Administrative	1,799,958	1,803,590	3,337,778	3,699,992
Depreciation and Amortization	640,711	607,965	1,289,253	1,167,054
Impairment of Patents and Trademarks	—	—	57,532	—

Total Operating Expenses	5,033,794	5,221,433	10,453,554	11,610,988

Loss from Operations	(4,237,874)	(5,069,394)	(9,577,117)	(11,419,060)

Other Income (Expense):
Investment Income	7,089	32,739	29,246	91,052
Other Taxes	(9,379)	(10,301)	(27,065)	(62,963)
Foreign Exchange Gain (Loss)	1,498	(8,978)	(25,354)	(24,724)

Total Other Income (Expense)	(792)	13,460	(23,173)	3,365

Loss Before Provision for Income Taxes	(4,238,666)	(5,055,934)	(9,600,290)	(11,415,695)
Provision for Income Taxes	—	—	—	—

Net Loss	(4,238,666)	(5,055,934)	(9,600,290)	(11,415,695)
Preferred Stock Dividends	(507,315)	(477,907)	(1,007,153)	(943,672)
Loss Attributable to Common Stockholders	$(4,745,981)	$(5,533,841)	$(10,607,443)	$(12,359,367)

Basic and Diluted Loss per Share	$(0.13)	$(0.20)	$(0.31)	$(0.45)
Weighted-average Shares Outstanding - Basic and Diluted	36,341,616	27,602,014	34,735,118	27,598,909

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities
Net Loss	$(9,600,290)	$(11,415,695)
Non-Cash Adjustments
Depreciation and Amortization	1,289,253	1,167,054
Amortization of Software Development Costs in Cost of Sales - Products	91,664	50,000
Stock-Based Compensation	941,933	872,250
Impairment of Patents and Trademarks	57,532	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(120,965)	(251,810)
Accrued Project Revenue	(175,005)	(281,783)
Inventories	(548,466)	(1,146,421)
Vendor Prepayments	(374,791)	239,558
Prepaid Expenses and Other Assets	(7,442)	496,613
Increase (Decrease) in Operating Liabilities
Accounts Payable	(230,201)	(1,080,970)
Accrued Expenses	(122,971)	(223,286)
Customer Deposits	—	(151,542)
Unearned Revenue	(77,247)	17,479
Income and Other Taxes Payable	5,915	25,432

Net Cash Flows Used in Operating Activities	(8,871,081)	(11,683,121)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(253,174)	(1,286,811)
Investments in Patents and Trademarks	(140,863)	(137,755)
Investments in Licenses and Other Intangible Assets	(250,000)	(796,226)

Net Cash Used in Investing Activities	(644,037)	(2,220,792)

Cash Flows from Financing Activities
Net Proceeds from Sale of Equity	10,582,309	—
Proceeds from Term Note	1,555,900	—

Net Cash Flows from Financing Activities	12,138,209	—

Net Increase (Decrease) in Cash and Cash Equivalents	2,623,091	(13,903,913)
Cash and Cash Equivalents - Beginning of Period	10,606,091	17,263,643

Cash and Cash Equivalents - End of Period	$13,229,182	$3,359,730

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses	$223,496	$123,105
Non-Cash Investment in Licenses	$471,809	$—
Stock-Based Compensation Expense - Expensed less Previously Issued	$31,118	$—

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2019, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These unaudited consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the six months ended June 30, 2020 of $9,600,290 and annual net losses of $26,476,370 in 2019 and $21,875,713 in 2018. As of June 30, 2020, the Company had an accumulated deficit of $154,343,101.

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

On May 10, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,000,000 shares of the Company’s common stock in a registered direct offering at a purchase price of $2.25 per share for aggregate gross sale proceeds of $11,250,000. The purchase agreement closed on May 13, 2020. The Company received net proceeds after issuance costs and expenses of $10,582,309.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

●	the expected growing success of our third-generation monocular device for enterprise, the M400 Smart Glasses, which entered production near the end of the third quarter of 2019, and to date customer interest and adoption of the M400 has been more rapid than earlier models;

●	the introduction of the M4000 in the Fall of 2020 which will be the Company’s next generation see-through waveguide-based product specifically designed for the enterprise market;

●	the continued sale of our existing M300XL finished goods and Blade component inventory, of which we have significant levels;

●	increased efforts to further promote our engineering services programs, which result in overall higher gross margins since such programs enable the absorption of some of our operating costs by utilizing a significant portion of our internal engineering fixed salary costs;

●	continued to pursue licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;

●	implementation of a Company-wide voluntary payroll reduction program where employees could take salary reductions between 5% to 50% of their base salary for the period from May to December 2020 in exchange for shares of common stock at a value of 150% of the net cash wage reduction. The cash savings under this program will be approximately $888,000. The issuance of the related stock awards is further explained in Note 12;

●	decreased tradeshow and external PR expenditures;

●	right-sized operations and implemented greater control of operating costs across all areas of the Company, including head-count freezes or reductions;

●	delayed or curtailed discretionary and non-essential capital expenditures not related to near-term new products;

●	reduced the rate of new product introductions and leveraged existing platforms to reduce new product development and engineering costs; and

●	further reduced the rate of research and development spending on new technologies, particularly the use of external contractors.

Based upon our current amount of cash on hand, management’s historical ability to raise capital, and our ability to manage our cost structure and adjust operating plans if and as required, we have concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Customer Concentrations

For the three months ended June 30, 2020, no one customer represented more than 10% of total product revenue and two defense customers represented 100% of engineering services revenue. For the three months ended June 30, 2019, one customer represented 48% of total product revenue and one defense customer represented 100% of engineering services revenue.

For the six months ended June 30, 2020, no one customer represented more than 10% of total product revenue and two defense customers represented 100% of engineering services revenue. For the six months ended June 30, 2019, one customer represented 30% of total product revenue.

As of June 30, 2020, three customers represented 36%, 20% and 12% of accounts receivable, respectively, and one defense customer represented 100% of accrued project revenue. As of December 31, 2019, three customers represented 32%, 26% and 13%, respectively, of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses Sales, OEM Product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Smart Glasses Sales	$2,335,189	$835,847	$3,706,699	$2,114,218
OEM Product Sales	—	951,570	—	951,570
Waveguide and Display Engine Sales	—	47,498	—	142,498
Engineering Services	701,654	350,946	861,860	350,946

Total Revenue	$3,036,843	$2,185,861	$4,568,559	$3,559,232

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, there are judgments used that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Judgments made include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include an end-user 30-day right to return if not satisfied with our product and include general payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point in time for Smart Glasses, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services is measured by the Company’s costs incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress of completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

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

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the six months ended June 30, 2020:

% of Total Net Sales
Point-in-Time	77%
Over Time – Input Method	23%

Total	100%

Remaining Performance Obligations

As of June 30, 2020, the Company had less than $10,000 of remaining performance obligations under two current waveguide development projects with two global aerospace and defense firms, which represents the remainder of the total transaction price of these development agreements of $855,000, less revenue recognized under percentage of completion in the six months ended June 30, 2020. The Company currently expects to recognize the remaining revenue relating to these existing performance obligations of $10,000 in the third quarter of 2020. Revenues earned less amounts invoiced at June 30, 2020 in the amount of $175,005 are reflected as Accrued Project Revenue in the accompanying Consolidated Balance Sheets.

As of June 30, 2020, the Company had $43,000 of remaining performance obligations related to its extended warranties, which are included in deferred revenue on our Consolidated Balance Sheets. The Company is recognizing this deferred revenue on a straight-line basis ending on September 30, 2020.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and six months ended June 30, 2020 and 2019, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2020 and 2019, there were 14,147,580 and 7,390,669 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	June 30,	December 31,
	2020	2019

Purchased Parts and Components	$5,351,135	$5,985,214
Work-in-Process	2,072,466	2,414,142
Finished Goods	2,734,039	2,096,744
Less: Reserve for Obsolescence	(3,901,307)	(4,788,233)

Inventories, Net	$6,256,333	$5,707,867

Note 5 – Licenses, Net

	June 30,	December 31,
	2020	2019

Licenses	$493,717	$493,717
Less: Accumulated Amortization	(312,746)	(179,301)
Additions	544,889	—
	725,860	314,416
Less: Current Portion	(471,809)	—

Licenses, Net	$254,051	$314,416

In January 2020, the Company entered into a global non-exclusive master reseller agreement for certain smart glasses software under which it committed to sell a minimum number of software licenses in 2020. The amount capitalized, included in current assets on the Consolidated Balance Sheets, will be expensed to cost of goods sold during the period based upon actual software licenses sold, with any of the remaining prepaid licenses expensed at the end of the term of the master reseller agreement.

Note 6 – Debt

Long-term debt consisted of the following:

	June 30,	December 31,
	2020	2019
Unsecured Term Note - Two-year term beginning on April 22, 2020. The note bears an annual interest rate of 1%, with no principal or interest payments for six (6) months.	$1,555,900	$—
Less: Amount Due Within One Year	(684,286)	—

Amount Due After One Year	$871,614	$—

On April 21, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Term Note (“PPP Note”) under the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “US SBA”). The Company received total proceeds of $1,555,900 from the PPP Note. The PPP Note bears interest at the annual rate of 1%, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the US SBA. The Company intends to apply for forgiveness of the PPP Note once rules are finalized, with the amount which may be forgiven expected to equal the sum of payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty four-week period beginning on April 21, 2020, calculated in accordance with the terms of the CARES Act.

Note 7 – Intangible Asset, Net

	June 30,	December 31,
	2020	2019

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(724,090)	(510,000)

Intangible Asset, Net	$775,910	$990,000

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

Total commissions expense under this agreement for the three months ended June 30, 2020 and 2019 was $140,364 and nil, respectively. Total commissions expense under this agreement for the six months ended June 30, 2020 and 2019 was $176,944 and nil, respectively. All commissions expense related to this agreement are included in Selling and Marketing expense.

Total amortization expense for this intangible asset for the three months ended June 30, 2020 and 2019 was $112,090 and $102,000. Total amortization expense for this intangible asset for the six months ended June 30, 2020 and 2019 was $214,090 and $204,000. Future monthly amortization expense for the next 23 months is approximately $34,000 per month or $408,000 per year.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2020	2019

Accrued Wages and Related Costs	$299,607	$394,669
Accrued Professional Services	109,480	217,721
Accrued Warranty Obligations	111,769	98,893
Other Accrued Expenses	242,070	174,614

Total	$762,926	$885,897

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

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2020 and the balance as of December 31, 2019 were as follows:

Accrued Warranty Obligation at December 31, 2019	$98,893
Reductions for Settling Warranties	(59,780)
Warranties Issued During Period	72,656

Accrued Warranty Obligations at June 30, 2020	$111,769

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and qualifications. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of June 30, 2020 and December 31, 2019, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on June 30, 2020 and December 31, 2019.

On January 2, 2015, the Company closed a sale of Series A Preferred Stock to Intel Corporation (the "Series A Purchaser"), pursuant to which we issued and sold an aggregate of 49,626 shares of the Company's Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000. Each share of Series A Preferred Stock is convertible, at the option of the Series A holder, into 100 shares of the Company's common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price, which is equal to $5.00).

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of June 30, 2020, total accumulated and unpaid preferred dividends were $9,608,245. As of December 31, 2019, total accumulated and unpaid preferred dividends were $8,601,092. There were no declared preferred dividends owed as of June 30, 2020 or December 31, 2019.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 39,004,106 and 33,128,620 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

Historically, the Company has met its cash needs primarily by the sale of equity securities. On May 10, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,000,000 shares of the Company’s common stock in a registered direct offering at a purchase price of $2.25 per share for aggregate gross sale proceeds of $11,250,000. The purchase agreement closed on May 13, 2020. The Company received net proceeds after issuance costs and expenses of $10,582,309.

On May 4, 2020, the Company implemented a Company-wide voluntary payroll reduction program for all employees, pursuant to which they could take salary reductions between of 5% to 50% for the period from May to December 2020 in exchange for shares of common stock at a value of 150% of the net cash wage reduction. The cash savings under this program will be approximately $888,000 and resulted in the issuance of stock awards under the Company’s 2014 Stock Incentive Plan of 830,486 shares. These awards are subject to vesting and resale rules as disclosed in Note 12.

Note 11 – Stock Warrants

A summary of the various changes in warrants during the six months ended June 30, 2020 is as follows:

Number of
Warrants
Warrants Outstanding at December 31, 2019	6,512,516
Exercised During the Period	—
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding at June 30, 2020	6,512,516

Of the outstanding warrants as of June 30, 2020, 1,033,062 expire on June 18, 2021 and the remaining 5,479,454 expire on January 2, 2022. The weighted average remaining term of the warrants was 1.4 years. The weighted average exercise price was $4.56 per share.

Note 12 – Stock-Based Compensation

A summary of stock option activity for the six months ended June 30, 2020 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2019	1,383,591	$4.77
Granted	1,370,000	1.36
Exercised	—	—
Expired or Forfeited	(81,127)	2.97

Outstanding at June 30, 2020	2,672,464	$3.08

The weighted average remaining contractual term for all options as of June 30, 2020 and December 31, 2019 was 7.7 years and 6.3 years, respectively.

As of June 30, 2020, there were 1,135,945 options that were fully vested and exercisable at a weighted average exercise price of $4.51 per share. The weighted average remaining contractual term on the vested options is 5.2 years.

As of June 30, 2020, there were 1,536,519 unvested options exercisable at a weighted average exercise price of $2.02 per share. The weighted average remaining contractual term on the unvested options is 9.5 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2020, the Company had approximately $2,236,787 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.8 years.

On May 4, 2020, the Company implemented a Company-wide voluntary payroll reduction program for all employees, pursuant to which they could take salary reductions between of 5% to 50% for the period from May to December 2020 in exchange for shares of common stock at a value of 150% of the net cash wage reduction. The cash savings under this program will be approximately $888,000 and resulted in the issuance of stock awards under the Company’s 2014 Stock Incentive Plan. The fair market value of these stock awards has been determined to be $1.53 per share and a total of 830,486 shares were issued for a total fair market value of $1,270,641. These awards are subject to vesting and resale rules. The total expense of $1,270,641 will be amortized over the salary reduction period or eight months, which began in May.

For the three months ended June 30, 2020 and 2019, the Company recorded total stock-based compensation expense, including stock awards, of $639,358 and $382,000, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded total stock-based compensation expense, including stock awards, of $941,933 and $872,250, respectively

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property, except as follows:

On or about December 16, 2019, Throop, LLC ("Throop") filed a patent infringement lawsuit in the United States District Court for the Central District of California against the Company. The complaint alleges that certain Vuzix products (which have yet to be sufficiently identified) infringe claims of U.S. Patent No. 7,035,897 and U.S. Patent No. 9,479,726. Both patents expired on January 14, 2020. The complaint purports to seek an injunction or payment of an ongoing royalty with respect to the patents, an award of damages to compensate for alleged past infringement, trebled damages, and an award of costs and attorney's fees. On March 6, 2020, before the Company filed a formal response to the complaint with the Court, Throop filed a voluntary dismissal without prejudice of the California complaint in response to the Company's position that venue was improper. The Company denies that Throop is entitled to the relief requested and intends to vigorously defend itself against the claims asserted and any lawsuit related thereto brought against the Company going forward.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of June 30, 2020 were as follows:

Remainder of 2020	$261,051
2021	512,285
2022	536,270
2023	536,270
2024	44,689
Total Future Lease Payments	1,890,565
Less: Imputed Interest	(163,865)
Total Lease Liability Balance	$1,726,700

Operating lease costs under the operating leases totaled $156,606 and $149,777 for the three months ended June 30, 2020 and 2019, respectively. Operating lease costs under the operating leases totaled $306,606 and $290,077 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 3.5 years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;
●	Carrying value of long-lived assets;
●	Going Concern;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our accounting policies for the three month period ended June 30, 2020.

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical markets, and to a lesser degree defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully integrated wearable display systems, including head mounted displays to commercial, industrial and defense customers. We do not offer “works for hire” services but rather offer our services in ways that could result in advancing our technology or lead to a long-term supply or OEM relationship.

All of the mobile display and wearable and mobile electronics markets in which we compete, including mobile and wearable displays and electronics, have been and continue to be subject to consistent and rapid technological change over the last decade, with ever greater capabilities and performance and, in many cases, including the rapid adoption of tablets and mobile devices with larger screen sizes and improved display resolutions, as well as declining prices on mobile phones and other computing devices. As a result, we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in the design and manufacturing of micro-display projection engines, waveguides, mechanical packaging, ergonomics, and optical systems.

Impact of COVID-19

As our global operations expose us to risks associated with pandemics and epidemics worldwide, we could be harmed and our operations could suffer as a result. The recent COVID-19 pandemic has impacted our business operations and the results of our operations in the first half of 2020, primarily with delays in expected orders and smart glasses deployment by several customers, and to a lesser degree due to a reduction in manufacturing output caused by supplier shortages and delays from some of our suppliers in China. In addition, due to delays in certain supply chain areas, the expected launch times of our new M4000 and upgraded version of our Blade Smart Glasses have been delayed several months. Additionally, we are experiencing increased lead times in regulatory testing of our products in some new countries, which has been forcing us to postpone customer deliveries in these new regions.

The broader implications of COVID-19 on our results from operations going forward remain uncertain. The COVID-19 pandemic has the potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. However, on the other hand, opportunities in the medical field with telemedicine and guided remote support and in enterprise with remote support use cases have been growing for Vuzix smart glasses products. As companies try to go back to work, the need for enabling remote training and support for equipment in the field is becoming a new challenge for enterprises to address and our smart glasses products are poised to help companies address these challenges. Flying restrictions and resumption of travel in general remain challenged and, in the interest of safety, companies are looking for alternatives. Vuzix smart glasses solutions and those offered by our Value-Added Resellers provide a wide array of solutions that can help immediately address these challenges. In addition, other new use cases for our products are developing, including their use in medical applications from remote support for residents doing their rounds to remote patient care in assisted living facilities or the ICU (intensive care unit).

As an essential manufacturer of telecommunications and microelectronic devices, as well as a supplier of essential technology services and products for medical professionals, first responders and other public safety, national defense and security customers, we have maintained our current production operations through this crisis. As we are committed to the safety and well-being of all our employees, we separated our production staff into 2 six-hour non-overlapping shifts, versus the 1 eight-hour shift that was in place before the COVID-19 outbreak. The majority of our non-production employees have been working remotely and will continue to do so for the foreseeable future.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and June 30, 2019

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
			Dollar	% Increase
	2020	2019	Change	(Decrease)
Sales:
Sales of Products	$2,335,189	$1,834,915	$500,274	27%
Sales of Engineering Services	701,654	350,946	350,708	100%

Total Sales	3,036,843	2,185,861	850,982	39%

Cost of Sales:
Cost of Sales - Products	2,122,329	1,941,350	180,979	9%
Cost of Sales - Engineering Services	118,594	92,472	26,122	28%

Total Cost of Sales	2,240,923	2,033,822	207,101	10%

Gross Profit (exclusive of depreciation shown separately below)	795,920	152,039	643,881	423%
Gross Profit %	26%	7%

Operating Expenses:
Research and Development	1,796,268	1,987,129	(190,861)	(10)%
Selling and Marketing	796,857	822,749	(25,892)	(3)%
General and Administrative	1,799,958	1,803,590	(3,632)	(0)%
Depreciation and Amortization	640,711	607,965	32,746	5%

Loss from Operations	(4,237,874)	(5,069,394)	831,520	(16)%

Other Income (Expense):
Investment Income	7,089	32,739	(25,650)	(78)%
Other Taxes	(9,379)	(10,301)	922	(9)%
Foreign Exchange Gain (Loss)	1,498	(8,978)	10,476	(117)%

Total Other Income (Expense)	(792)	13,460	(14,252)	(106)%

Loss Before Provision for Income Taxes	(4,238,666)	(5,055,934)	817,268	(16)%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(4,238,666)	$(5,055,934)	$817,268	(16)%

Sales.   There was an overall increase in total sales for the three months ended June 30, 2020 over the same period in 2019 of $850,982 or 39%. The following table reflects the major components of our sales:

	Three Months Ended		Three Months Ended
	June 30, 2020	% of Total Sales	June 30, 2019	% of Total Sales	Dollar Change	% Increase Decrease
Sales of Smart Glasses	$2,300,333	76%	$812,305	37%	$1,488,028	183%
Sales of OEM Products	—	0%	951,570	44%	(951,570)	(100)%
Sales of Waveguides & Display Engines	—	0%	47,499	2%	(47,499)	(100)%
Sales Freight out	34,856	1%	23,541	1%	11,315	48%
Sales of Engineering Services	701,654	23%	350,946	16%	350,708	100%
Total Sales	$3,036,843	100%	$2,185,861	100%	$850,982	39%

Sales of Smart Glasses products rose by 183%, primarily as a result of our M400 Smart Glasses, which we began selling in the fourth quarter of 2019. Sales revenues from our M-Series Smart Glasses was $2,074,445, a 374% increase of $1,636,408 over the prior year’s quarter. Total M-Series unit sales increased by 164% for the three months ended June 30, 2020 versus the same period in 2019, and M400s comprised 50% of total revenues as compared to nil in the 2019 period, when the M400 was not for sale. Sale revenues of Blade smart glasses decreased by $148,380 or 40%, primarily driven by a 36% decrease in unit sales and lower average sales price.

Sales of OEM Products were nil for the three months ended June 30, 2020 as compared to $951,570 in the 2019 period. No new further customer orders for that particular OEM product have been received since spring of 2019 and none are currently contemplated from that customer.

Sales of Waveguides and Display Engines for the three months ended June 30, 2020 were nil versus $47,499 in the prior year’s comparable period. These are made-to-order products and no new orders were received in the second quarter of 2020, outside of small deliveries under our current engineering service programs.

Sales of Engineering Services for the three months ended June 30, 2020 were $701,654 as compared to $350,946 in the 2019 period. The revenue recognized in the three months ended June 30, 2020 for engineering services was a result of two waveguide and display engine development projects which commenced in the first quarter of 2020. One was completed in the second quarter and the second project was substantially completed in that same period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related
	June 30, 2020	Product Sales	June 30, 2019	Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$1,170,555	50%	$1,391,552	76%	$(220,997)	(16)%
Freight Costs	195,080	8%	115,085	6%	79,995	70%
Manufacturing Overhead	383,296	16%	372,066	20%	11,230	3%
Warranty Costs	12,654	1%	4,510	0%	8,144	181%
Inventory Reserve for Obsolescence	307,600	13%	—	0%	307,600	NM
Amortization of Software Development Costs	45,833	2%	25,000	1%	20,833	83%
Software Royalties	7,311	0%	33,137	2%	(25,826)	(78)%

Total Cost of Sales - Products	$2,122,329	91%	$1,941,350	106%	$180,979	9%

Gross Profit (Loss) - Product Sales	$212,860	9%	$(106,435)	(6)%	$319,295	300%

For the three months ended June 30, 2020, we reported an overall gross profit from product sales of $212,860 as compared to a gross loss of $106,435 in the same period in 2019. On a product cost of sales basis only, product direct costs were 50% of sales in the 2020 period as compared to 76% in 2019, primarily driven by higher margins earned with the M400 in the second quarter 2020 versus that of the M300 series in the same period in 2019. Product margin was also positively impacted by the sales of products that were fully provisioned for in prior periods.

Manufacturing overhead costs for the three months ended June 30, 2020, as a percentage of total product sales, decreased to 16% from 20% in the same period in 2019, with the majority of this decrease being attributable to higher levels of sales and a reduction in personnel as compared to the same period in 2019. There was a warranty expense of $12,654 for the three months ended June 30, 2020 as compared to $4,510 in the same period in 2019.

In addition to its normal Reserve for Obsolescence provision, the Company wrote down to net realizable value all of its unique component parts related to our original Blade in the amount of $307,600 for which several items went end-of-life, as our manufacturing efforts have had to shift to the production of our newer, Blade upgraded version, which is expected to ship by the Fall of this year.

Costs for engineering services for the three months ended June 30, 2020 were $118,594 as compared to $92,472 in 2019. The majority of the 2020 period amounts represented the reclassification of our internal R&D wage costs associated with two waveguide development projects. There was a gross profit of $583,060 from engineering services for the three months ended June 30, 2020 versus $258,474 in the same period in 2019.

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

	Three Months Ended		Three Months Ended
	June 30, 2020	% of Total Sales	June 30, 2019	% of Total Sales	Dollar Change	% Increase (Decrease)
Research and Development	$1,796,268	59%	$1,987,129	91%	$(190,861)	(10)%

Research and development costs for the three months ended June 30, 2020 decreased by $190,861 or 10% as compared to the same period in 2019. This reduction was largely driven by a decrease of $75,560 in external consulting fees related to our Blade software development, which was completed in the first half of 2019, and a decrease of $97,217 in overall new product research and development costs.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2020	Total Sales	June 30, 2019	Total Sales	Change	(Decrease)
Selling and Marketing	$796,857	26%	$822,749	38%	$(25,892)	(3)%

Selling and marketing costs for the three months ended June 30, 2020 decreased by $25,892 or 3% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in travel related costs of $51,325; and a decrease in external consulting fees paid to foreign sales staff of $88,988; largely offset by an increase in salary and stock-based compensation related expenses of $30,683 and a $140,196 increase in commissions largely due to commissions payable to TDG pursuant to our non-compete agreement amendment (as described in Note 7 of the financial statements).

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Three Months Ended		Three Months Ended
	June 30, 2020	% of Total Sales	June 30, 2019	% of Total Sales	Dollar Change	% Increase (Decrease)
General and Administrative	$1,799,958	59%	$1,803,590	83%	$(3,632)	(0)%

General and administrative costs for the three months ended June 30, 2020 decreased by $3,632 or 0% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in legal fees of $83,001; a decrease in travel related expenses of $62,529; and a decrease in consulting fees of $58,805; offset by a net increase in salary and stock-based compensation expenses of $106,334; an increase in IR and shareholder related expenses of $53,744; and an increase in insurance premiums of $23,461.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2020 was $640,711 as compared to $607,965 in the same period in 2019, an increase of $32,746. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction-in-progress and leasehold improvements associated with our plant expansion which were completed in the second quarter of 2019.

Other Income (Expense). Total other expense was $792 for the three months ended June 30, 2020 as compared to income of $13,460 in the period in 2019. The overall increase of $14,252 in other expenses was primarily the result of a decrease of $25,650 in investment interest income; largely offset by a decrease of $10,476 in foreign exchange losses.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending June 30, 2020 and 2019.

Comparison of Six Months Ended June 30 2020 and June 30, 2019

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
			Dollar	% Increase
	2020	2019	Change	(Decrease)
Sales:
Sales of Products	$3,706,699	$3,208,286	$498,413	16%
Sales of Engineering Services	861,860	350,946	510,914	146%

Total Sales	4,568,559	3,559,232	1,009,327	28%

Cost of Sales:
Cost of Sales - Products Sold	3,548,367	3,274,832	273,535	8%
Cost of Sales - Engineering Services	143,755	92,472	51,283	55%

Total Cost of Sales	3,692,122	3,367,304	324,818	10%

Gross Profit (exclusive of depreciation shown separately below)	876,437	191,928	684,509	357%
Gross Profit %	19%	5%

Operating Expenses:
Research and Development	3,819,326	4,503,228	(683,902)	(15)%
Selling and Marketing	1,949,665	2,240,714	(291,049)	(13)%
General and Administrative	3,337,778	3,699,992	(362,214)	(10)%
Depreciation and Amortization	1,289,253	1,167,054	122,199	10%
Impairment of Patents and Trademarks	57,532	—	57,532	NM %

Loss from Operations	(9,577,117)	(11,419,060)	1,841,943	(16)%

Other Income (Expense):
Investment Income	29,246	91,052	(61,806)	(68)%
Other Taxes	(27,065)	(62,963)	35,898	(57)%
Foreign Exchange Loss	(25,354)	(24,724)	(630)	3%

Total Other Income (Expense), Net	(23,173)	3,365	(26,538)	(789)%

Net Loss	$(9,600,290)	$(11,415,695)	$1,815,405	(16)%

Sales.   There was an overall increase in total sales for the six months ended June 30, 2020 over the same period in 2019 of $1,009,327 or 28%. The following table reflects the major components of our sales:

	Six Months Ended		Six Months Ended
	June 30, 2020	% of Total Sales	June 30, 2019	% of Total Sales	Dollar Change	% Increase Decrease
Sales of Smart Glasses	$3,654,766	80%	$2,064,306	58%	$1,590,460	77%
Sales of OEM Products	—	—%	951,570	27%	(951,570)	(100)%
Sales of Waveguides & Display Engines	—	—%	142,499	4%	(142,499)	(100)%
Sales Freight out	51,933	1%	49,911	1%	2,022	4%
Sales of Engineering Services	861,860	19%	350,946	10%	510,914	146%
Total Sales	$4,568,559	100%	$3,559,232	100%	$1,009,327	28%

Sales of Smart Glasses products for the six months ended June 30, 2020 rose by 77% over the same period in 2019, primarily the result of our newer M400 Smart Glasses, which were not available for sale in the comparable period in 2019. Sales revenues from our M-Series Smart Glasses was $3,192,403, a 175% increase of $2,031,606 over the prior year’s quarter. Total M-Series unit sales increased by 91% for the six months ended June 30, 2020 versus the same period in 2019, and M400s comprised 51% of revenues as compared to nil in the 2019 period, when the M400 was not for sale. Sale revenues of Blade smart glasses decreased by $441,146 or 49%, primarily driven by a 38% decrease in unit sales and lower average sales price.

Sales of OEM Products were nil for the six months ended June 30, 2020 as compared to $951,570 in the 2019 period. No new further customer orders for that particular OEM product have been received since spring of 2019 and none are currently contemplated from that customer.

Sales of Waveguides and Display Engines for the six months ended June 30, 2020 were nil versus $142,499 in the prior year’s comparable period. These are made-to-order products and no new orders were received in the 2020 period, outside of small deliveries under our current engineering services programs.

Sales of Engineering Services for the six months ended June 30, 2020 were $861,860 as compared to $350,946 in the 2019 period. The revenue recognized in the six months ended June 30, 2020 for engineering services was a result of two waveguide and display engine development projects which commenced in the first quarter of 2020. One was completed in the second quarter and the second project was substantially completed in that same period.

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

	Six Months Ended	As % Related	Six Months Ended	As % Related
	June 30, 2020	Product Sales	June 30, 2019	Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$1,915,130	52%	$2,101,651	66%	$(186,521)	(9)%
Freight Costs	307,191	8%	248,055	8%	59,136	24%
Manufacturing Overhead	889,500	24%	787,967	25%	101,533	13%
Warranty Costs	12,876	0%	27,993	1%	(15,117)	(54)%
Inventory Reserve for Obsolescence	307,600	8%	—	0%	307,600	NM
Amortization of Software Development Costs	91,667	2%	50,000	2%	41,667	83%
Software Royalties	24,403	1%	59,166	2%	(34,763)	(59)%

Total Cost of Sales - Products Sold	$3,548,367	96%	$3,274,832	102%	$273,535	8%

Total Gross Profit (Loss)	$158,332	4%	$(66,546)	(2)%	$224,878	(338)%

For the six months ended June 30, 2020, we reported an overall gross profit from product sales of $158,332 as compared to a gross loss of $66,546 in the same period in 2019. On a product cost of sales basis only, product direct costs were 52% of sales in the 2020 period as compared to 66% in 2019, primarily driven by higher selling prices of the M400 in the second quarter of 2020 versus that of the M300 series in the same period in 2019. Product margin was also positively impacted by the sales of products that were fully provisioned for in prior periods.

Manufacturing overhead costs for the six months ended June 30, 2020 increased by $101,533 or 13% due to additional personnel as compared to the same 2019 period, but as a percentage of total product sales, decreased to 24% from 25% over the same period in 2019. There was warranty expense of $12,876 for the six months ended June 30, 2020 as compared to $27,993 in the same period in 2019. This warranty cost reduction resulted from lower overall warranty return rates on our current M400 smart glasses versus that of prior products in the prior period.

In addition to its normal Reserve for Obsolescence provision, the Company wrote down to net realizable value all its unique component parts related to our original Blade in the amount of $307,600 for which several items went end-of-life, as our manufacturing efforts have had to shift to the production of our newer, Blade upgraded version, which is expected to ship by the Fall of this year.

Costs for engineering services for the six months ended June 30, 2020 were $143,755 as compared to $92,472 in 2019. The majority of the 2020 period amounts represented the reclassification of our internal R&D wage costs associated with two waveguide development projects. There was a gross profit of $718,105 from engineering services for the six months ended June 30, 2020 versus $258,474 in the same period in 2019.

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

	Six Months Ended		Six Months Ended
	June 30, 2020	% of Total Sales	June 30, 2019	% of Total Sales	Dollar Change	% Increase (Decrease)
Research and Development	$3,819,326	84%	$4,503,228	127%	$(683,902)	(15)%

Research and development costs for the six months ended June 30, 2020 decreased by $683,902 or 15% as compared to the same period in 2019. This reduction was largely driven by a decrease of $543,316 in external consulting fees related to our Blade software development, which was completed in the first half of 2019; a reduction of $77,143 in net salary and stock-based compensation costs as a result of reclassifying research and development wages to engineering services costs of sales; a decrease of $54,342 in research and development supplies expense; and a $49,926 decrease in travel related expenses; partially offset by an increase of $84,488 in M400 research and development support fees.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Six Months Ended		Six Months Ended
	June 30, 2020	% of Total Sales	June 30, 2019	% of Total Sales	Dollar Change	% Increase (Decrease)
Selling and Marketing	$1,949,665	43%	$2,240,714	63%	$(291,049)	(13)%

Selling and marketing costs for the six months ended June 30, 2020 decreased by $291,049 or 13% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in advertising and trade shows of $245,853; a $173,581 decrease in external consulting fees paid to foreign sales staff; and a $65,142 decrease in travel related expenses; partially offset by a $174,283 increase in commissions largely due to commissions payable to TDG pursuant to our non-compete agreement amendment (as described in Note 7 of the financial statements).

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Six Months Ended		Six Months Ended
	June 30, 2020	% of Total Sales	June 30, 2019	% of Total Sales	Dollar Change	% Increase (Decrease)
General and Administrative	$3,337,778	73%	$3,699,992	104%	$(362,214)	(10)%

General and administrative costs for the six months ended June 30, 2020 decreased by $362,214 or 10% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in legal fees of $235,066; a decrease in IT and security consulting fees of $193,202; and a decrease in travel related expenses of $46,637; partially offset by an increase in insurance premiums of $64,500; and a net increase in salary and stock-based compensation expenses of $40,273.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2020 was $1,289,253 as compared to $1,167,054 in the same period in 2019, an increase of $122,199. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction-in-progress and leasehold improvements associated with our plant expansion which were completed in the first quarter of 2019.

Other Income (Expense). Total other expense, net was $23,173 for the six months ended June 30, 2020 as compared to income of $3,365 in the period in 2019. The overall increase of $26,538 in other expenses was primarily the result of a decrease of $61,806 in investment interest income; partially offset by a decrease of $35,898 in other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective six-month periods ending June 30, 2020 and 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $13,229,182, an increase of $2,623,091 from $10,606,091 as of December 31, 2019.

As of June 30, 2020, we had current assets of $22,923,268 as compared to current liabilities of $2,814,108 which resulted in a positive working capital position of $20,109,160. As of December 31, 2019, we had a working capital position of $16,438,851. Our current liabilities are comprised principally of accounts payable, operating lease liabilities and accrued expenses.

During the six months ended June 30, 2020, we used $8,871,081 of cash for operating activities which includes: (i) a net loss of $9,600,290, partially offset by non-cash expenses totaling $2,380,382 (ii) $923,257 expenditures in inventory and vendor prepayments for M400 components, (iii) $175,005 increase in accrued project revenue and (iv) $230,201 paydown of accounts payable that existed as of December 31, 2019. For the six months ended June 30, 2019, we used $11,683,121 of cash for operating activities.

For the three months ended June 30, 2020, net loss after adding back non-cash operating expenses was $2,871,558 versus $4,040,473 in the same period of 2019. The net loss after adding back non-cash operating expenses was $7,219,908 for the six months ended June 30, 2020 versus $9,326,391 for the same period of 2019.

During the six months ended June 30, 2020, we used $644,037 of cash for investing activities, which includes $253,174 for purchases of manufacturing equipment and product mold tooling and $250,000 in the purchase of software operating system upgrades for our smart glasses platform. For the six months ended June 30, 2019, we used $2,220,792 of cash for investing activities.

During the six months ended June 30, 2020, we received $12,138,209 in cash from financing activities, which included; (i) $10,582,309 in net proceeds from our sale of equity securities on May 12, 2020, and (ii) $1,555,900 in proceeds from the term loan obtained under the Payroll Protection Act. For the six months ended June 30, 2019, we did not incur any cash changes from financing activities.

As of June 30, 2020, the Company had $1,555,900 in current or long-term debt obligations outstanding. These debt obligations are to be repaid over an 18-month period beginning in November 2020. However, as discussed in Note 6, the Company intends to apply for forgiveness of this obligation.

We incurred a net loss for the six months ended June 30, 2020 of $9,600,290 and annual net losses of $26,476,370 in 2019 and $21,875,713 in 2018. As of June 30, 2020, the Company had an accumulated deficit of $154,343,101.

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

The Company has met its cash needs primarily by the sale of equity securities. On May 10, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,000,000 shares of the Company’s common stock in a registered direct offering at a purchase price of $2.25 per share for aggregate gross sale proceeds of $11,250,000. The purchase agreement closed on May 13, 2020. The Company received net proceeds after issuance costs and expenses of $10,582,309.

If the Company raises additional funds by new equity issuances, the ownership interests of existing shareholders may be diluted. The amount of such dilution could increase due to the issuance of new warrants or securities with other dilutive characteristics, such as full ratchet anti-dilution clauses or price resets.

However, there can be no assurance that we will be able to raise capital in the future or that if we raise additional capital it will be sufficient to execute our business plan. To the extent that we are unable to raise sufficient additional capital, we will be required to substantially modify our business plan and our plans for operations, which could have a material adverse effect on us and our financial condition. Refer to Note 1 for a more detailed discussion of the Company’s plan to continue as a going concern.

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements concerning:

●	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
●	the effect of competitors and competition in our markets;
●	our wearable products and their market acceptance and future potential;
●	our ability to develop, timely introduce, and effectively manage the introduction of new products and services or improve our existing products and services;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to attract and retain customers;
●	our ability to accurately forecast consumer demand and adequately manage our inventory;
●	our ability to deliver an adequate supply of product to meet demand;
●	our ability to maintain and promote our brand and expand brand awareness;
●	our ability to detect, prevent, or fix defects in our products;

●	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
●	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
●	our ability to attract and retain highly skilled employees;
●	the impact of foreign currency exchange rates;
●	the effect of future regulations;
●	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
●	general market, political, economic and business conditions.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

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

The impact of the pandemic on our business, operations and future financial performance could include, but is not limited to, that:

●	We may experience significant supply chain constraints such that we cannot procure the component parts necessary for manufacturing our Smart Glasses and Waveguide and Display engine solutions.
●	We may experience delays in our product development and new product introductions into the market.
●	The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges.
●	Volatility in the equity markets could affect the value of our equity to shareholders and have an impact on our ability to raise capital.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities:

●	Stock awards to external board of directors totaling 45,000 shares, vesting monthly from July 1, 2020 to June 30, 2021.
●	Stock awards to employees totaling 830,486 shares to employees, officers and external board of directors that vest as of January 15, 2021 related to our voluntary payroll reduction program.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchase of Equity Securities – none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

* Filed herewith.

** Furnished herewith

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION

Date: August 10, 2020	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)