Form 10-Q
period 2020-09-30
Vuzix Corp
filed 2020-11-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 9, 2020, there were 42,718,665 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$24,938,858	$10,606,091
Accounts Receivable, Net	831,377	1,371,913
Accrued Project Revenue	81,714	—
Note Receivable	250,000	250,000
Inventories, Net	6,563,480	5,707,867
Licenses	380,249	—
Manufacturing Vendor Prepayments	171,003	242,539
Prepaid Expenses and Other Assets	1,000,784	895,098

Total Current Assets	34,217,465	19,073,508

Long-Term Assets
Fixed Assets, Net	3,217,176	4,327,676
Operating Lease Right-of-Use Asset	1,622,003	2,096,190
Patents and Trademarks, Net	1,452,997	1,294,675
Licenses, Net	223,869	314,416
Intangible Asset, Net	671,183	990,000
Other Assets, Net	650,000	350,000

Total Assets	$42,054,693	$28,446,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$909,103	$1,062,785
Unearned Revenue	52,248	142,463
Accrued Expenses	874,107	885,897
Taxes Payable	32,830	18,687
Operating Lease Right-of-Use Liability	444,495	524,825
Current Portion of Debt	945,009	—

Total Current Liabilities	3,257,792	2,634,657

Long-Term Liabilities
Operating Lease Right-of-Use Liability	1,177,508	1,571,365
Long-Term Portion of Debt	610,891	—

Total Long-Term Liabilities	1,788,399	1,571,365

Total Liabilities	5,046,191	4,206,022

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding as of September 30, 2020 and December 31, 2019.	50	50
Common Stock - $0.001 Par Value, 100,000,000 Shares Authorized; 42,718,665 and 33,128,620 Shares Issued and Outstanding as of September 30, 2020 and December 31, 2019.	42,718	33,128
Additional Paid-in Capital	196,069,645	168,950,076
Accumulated Deficit	(159,103,911)	(144,742,811)

Total Stockholders' Equity	37,008,502	24,240,443

Total Liabilities and Stockholders' Equity	$42,054,693	$28,446,465

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2020	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443
Stock-Based Compensation Expense	—	—	942,986	943	1,928,880	—	1,929,823
Proceeds from Common Stock Offerings	—	—	8,647,059	8,647	26,741,355	—	26,750,002
Direct Costs of Common Stock Offerings	—	—	—	—	(1,550,666)	—	(1,550,666)
Net Loss	—	—	—	—	—	(14,361,100)	(14,361,100)
Balance - September 30, 2020	49,626	$50	42,718,665	$42,718	$196,069,645	$(159,103,911)	$37,008,502

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - July 1, 2020	49,626	$50	39,004,106	$39,004	$180,438,200	$(154,343,101)	$26,134,153
Stock-Based Compensation Expense	—	—	67,500	67	1,018,065	—	1,018,132
Proceeds from Common Stock Offering	—	—	3,647,059	3,647	15,496,355	—	15,500,002
Direct Costs of Common Stock Offering	—	—	—	—	(882,975)	—	(882,975)
Net Loss	—	—	—	—	—	(4,760,810)	(4,760,810)
Balance - September 30, 2020	49,626	$50	42,718,665	$42,718	$196,069,645	$(159,103,911)	$37,008,502

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2019	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975
Stock-Based Compensation Expense	—	—	57,496	58	1,173,232	—	1,173,290
Proceeds from Common Stock Offerings	—	—	5,479,454	5,479	19,994,528	—	20,000,007
Direct Costs of Common Stock Offerings	—	—	—	—	(1,145,000)	—	(1,145,000)
Net Loss	—	—	—	—	—	(16,892,385)	(16,892,385)
Balance - September 30, 2019	49,626	$50	33,128,620	$33,128	$168,718,535	$(135,158,826)	$33,592,887

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - July 1, 2019	49,626	$50	27,604,166	$27,604	$149,444,907	$(129,682,136)	$19,790,425
Stock-Based Compensation Expense	—	—	45,000	45	424,100	—	424,145
Proceeds from Common Stock Offerings	—	—	5,479,454	5,479	19,994,528	—	20,000,007
Direct Costs of Common Stock Offerings	—	—	—	—	(1,145,000)	—	(1,145,000)
Net Loss	—	—	—	—	—	(5,476,690)	(5,476,690)
Balance - September 30, 2019	49,626	$50	33,128,620	$33,128	$168,718,535	$(135,158,826)	$33,592,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales:
Sales of Products	$2,686,166	$1,059,207	$6,392,865	$4,267,494
Sales of Engineering Services	92,555	99,675	954,415	450,621

Total Sales	2,778,721	1,158,882	7,347,280	4,718,115

Cost of Sales:
Cost of Sales - Products Sold	2,393,676	1,360,457	5,942,043	4,635,289
Cost of Sales - Engineering Services	37,075	29,882	180,830	122,354

Total Cost of Sales	2,430,751	1,390,339	6,122,873	4,757,643

Gross Profit (Loss) (exclusive of depreciation shown separately below)	347,970	(231,457)	1,224,407	(39,528)

Operating Expenses:
Research and Development	1,874,243	2,336,778	5,693,569	6,840,006
Selling and Marketing	936,206	775,975	2,885,872	3,016,689
General and Administrative	1,635,076	1,548,927	4,972,854	5,248,919
Depreciation and Amortization	634,669	628,728	1,923,922	1,795,782
Impairment of Patents and Trademarks	16,000	—	73,532	—

Total Operating Expenses	5,096,194	5,290,408	15,549,749	16,901,396

Loss from Operations	(4,748,224)	(5,521,865)	(14,325,342)	(16,940,924)

Other Income (Expense):
Investment Income	4,662	92,004	33,908	183,056
Other Taxes	(16,802)	(26,740)	(43,867)	(89,704)
Foreign Exchange Loss	(446)	(20,089)	(25,799)	(44,813)

Total Other Income (Expense)	(12,586)	45,175	(35,758)	48,539

Loss Before Provision for Income Taxes	(4,760,810)	(5,476,690)	(14,361,100)	(16,892,385)
Provision for Income Taxes	—	—	—	—

Net Loss	(4,760,810)	(5,476,690)	(14,361,100)	(16,892,385)
Preferred Stock Dividends	(520,562)	(490,386)	(1,527,716)	(1,434,058)
Loss Attributable to Common Stockholders	$(5,281,372)	$(5,967,076)	$(15,888,816)	$(18,326,443)

Basic and Diluted Loss per Common Share	$(0.13)	$(0.18)	$(0.44)	$(0.62)
Weighted-average Shares Outstanding - Basic and Diluted	39,837,321	32,968,952	36,448,266	29,411,545

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities
Net Loss	$(14,361,100)	$(16,892,385)
Non-Cash Adjustments
Depreciation and Amortization	1,923,922	1,795,782
Amortization of Software Development Costs in Cost of Sales - Products	137,496	75,000
Stock-Based Compensation	2,019,006	1,201,867
Impairment of Patents and Trademarks	73,532	—
(Increase) Decrease in Operating Assets
Accounts Receivable	160,287	(193,053)
Accrued Project Revenue	(81,714)	(145,882)
Inventories	(855,613)	(1,526,936)
Vendor Prepayments	71,536	(744,523)
Prepaid Expenses and Other Assets	(105,686)	323,340
Increase (Decrease) in Operating Liabilities
Accounts Payable	(153,682)	(1,815,968)
Accrued Expenses	(11,790)	14,212
Customer Deposits	—	(152,362)
Unearned Revenue	(90,215)	(29,144)
Income and Other Taxes Payable	14,144	38,557

Net Cash Flows Used in Operating Activities	(11,259,877)	(18,051,495)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(467,595)	(1,436,242)
Investments in Patents and Trademarks	(329,347)	(183,228)
Investments in Licenses and Other Intangible Assets	(365,650)	(807,079)

Net Cash Used in Investing Activities	(1,162,592)	(2,426,549)

Cash Flows from Financing Activities
Net Proceeds from Sale of Equity	25,199,336	18,855,007
Proceeds from Term Note	1,555,900	—

Net Cash Flows Provided from Financing Activities	26,755,236	18,855,007

Net Increase (Decrease) in Cash and Cash Equivalents	14,332,767	(1,623,037)
Cash and Cash Equivalents - Beginning of Period	10,606,091	17,263,643

Cash and Cash Equivalents - End of Period	$24,938,858	$15,640,606

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses	$277,880	$440,193
Non-Cash Investment in Licenses	$380,249	$—
Stock-Based Compensation Expense - Expensed less Previously Issued	$89,183	$28,577

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2019, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Customer Concentrations

For the three months ended September 30, 2020, no one customer represented more than 10% of total product revenue and one customer represented 90% of engineering services revenue. For the three months ended September 30, 2019, no one customer represented more than 10% of total product revenue and one customer represented 100% of engineering services revenue.

For the nine months ended September 30, 2020, no one customer represented more than 10% of total product revenue and two customers represented 90% of engineering services revenue. For the nine months ended September 30, 2019, one customer represented 23% of total product revenue and one customer represented 100% of engineering services revenue.

As of September 30, 2020, two customers represented 25% and 23% of accounts receivable and one customer represented 100% of accrued project revenue. As of December 31, 2019, three customers represented 32%, 26% and 13%, respectively, of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses Sales, OEM Product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Smart Glasses Sales	$2,686,166	$1,049,207	$6,392,865	$3,163,425
OEM Product Sales	—	—	—	951,570
Waveguide and Display Engine Sales	—	10,000	—	152,499
Engineering Services	92,555	99,675	954,415	450,621

Total Revenue	$2,778,721	$1,158,882	$7,347,280	$4,718,115

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments used could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include an end-user 30-day right to return if not satisfied with product and include general payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

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

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the nine months ended September 30, 2020:

% of Total Net Sales
Point-in-Time	87%
Over Time – Input Method	13%

Total	100%

Remaining Performance Obligations

As of September 30, 2020, the Company had approximately $120,000 of remaining performance obligations under a current waveguide development project with a rapidly developing micro-display organization, which represents the remainder of the total transaction price of these development agreements of $200,000, less revenue recognized under percentage of completion in the nine months ended September 30, 2020. The Company currently expects to recognize the remaining revenue relating to this existing performance obligation of $120,000 in the fourth quarter of 2020. Revenues earned less amounts invoiced at September 30, 2020 in the amount of $81,714 are reflected as Accrued Project Revenue in the accompanying Consolidated Balance Sheets.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2020 and 2019, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At September 30, 2020 and 2019, there were 17,775,890 and 12,852,207 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	September 30,	December 31,
	2020	2019

Purchased Parts and Components	$6,029,814	$5,985,214
Work-in-Process	1,505,403	2,414,142
Finished Goods	3,102,953	2,096,744
Less: Reserve for Obsolescence	(4,074,690)	(4,788,233)

Inventories, Net	$6,563,480	$5,707,867

Note 5 – Licenses, Net

	September 30,	December 31,
	2020	2019

Licenses	$493,717	$493,717
Less: Accumulated Amortization / Expensed	(434,488)	(179,301)
Additions	544,889	—
	604,118	314,416
Less: Current Portion	(380,249)	—

Licenses, Net	$223,869	$314,416

In January 2020, the Company entered into a global non-exclusive master reseller agreement for certain smart glasses software under which it committed to sell a minimum number of software licenses in 2020. The amount capitalized, included in current assets on the Consolidated Balance Sheets, will be expensed to cost of sales - products sold during the period based upon actual software licenses sold, with any of the remaining prepaid licenses expensed at the end of the term of the master reseller agreement.

Note 6 – Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2020	2019
Unsecured Term Note - Two-year term beginning on April 22, 2020. The note bears an annual interest rate of 1%, with no principal or interest payments for six (6) months.	$1,555,900	$—
Less: Amount Due Within One Year	(945,009)	—

Amount Due After One Year	$610,891	$—

On April 21, 2020, the Company entered into a Paycheck Protection Program (“PPP”) Term Note (“PPP Note”) under the Paycheck Protection Program of the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration (the “US SBA”). The Company received total proceeds of $1,555,900 from the PPP Note. The PPP Note bears interest at the annual rate of 1%, with the first six months of interest deferred, has a term of two years, and is unsecured and guaranteed by the US SBA. The Company has applied for forgiveness of the PPP Note in its entirety.

Note 7 – Intangible Asset, Net

	September 30,	December 31,
	2020	2019

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(828,817)	(510,000)

Intangible Asset, Net	$671,183	$990,000

On October 4, 2018, the Company entered into amendment No. 1 to agreements (the “TDG Amendment”) with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company is permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished good or system for sale to military organizations, subject to certain conditions. The Company is also permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 15, 2022, when the amendment and original non-compete agreements expire, after which the Company will be free to sell any product to any customer world-wide with no commission liability to TDG.

Total commissions expense under this agreement for the three months ended September 30, 2020 and 2019 was nil and $76,453. Total commissions expense under this agreement for the nine months ended September 30, 2020 and 2019 was $176,944 and $76,453, respectively. All commissions expense related to this agreement are included in Selling and Marketing expense.

Total amortization expense for this intangible asset for the three months ended September 30, 2020 and 2019 was $104,727 and $102,000. Total amortization expense for this intangible asset for the nine months ended September 30, 2020 and 2019 was $318,817 and $306,000. Future monthly amortization expense for the next 20 months is approximately $34,000 per month or $408,000 per year.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2020	2019

Accrued Wages and Related Costs	$409,320	$394,669
Accrued Professional Services	164,282	217,721
Accrued Warranty Obligations	146,623	98,893
Other Accrued Expenses	153,882	174,614

Total	$874,107	$885,897

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based upon product-based historical performance rates and related costs to repair.

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2020 and the balance as of December 31, 2019 were as follows:

Accrued Warranty Obligation at December 31, 2019	$98,893
Reductions for Settling Warranties	(77,586)
Warranties Issued During Period	125,316

Accrued Warranty Obligations at September 30, 2020	$146,623

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of September 30, 2020 and December 31, 2019, 49,626 of which are designated as Series A Preferred Stock. There were 49,626 shares of Series A Preferred Stock issued and outstanding on September 30, 2020 and December 31, 2019.

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

Each share of Series A Preferred Stock is entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of September 30, 2020, total accumulated and unpaid preferred dividends were $10,128,808. As of December 31, 2019, total accumulated and unpaid preferred dividends were $8,601,092. There were no declared preferred dividends owed as of September 30, 2020 or December 31, 2019.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 42,718,665 and 33,128,620 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

Historically, the Company has met its cash needs primarily by the sale of equity securities. On September 4, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 3,647,059 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 3,647,059 additional shares of common stock, in a registered direct offering at a combined purchase price of $4.25 per share and warrant for aggregate gross proceeds of $15,500,002. The purchase agreement closed on September 9, 2020. The Company received net proceeds after issuance costs and expenses of $14,617,027. The warrants sold in the offering are exercisable for a period commencing upon issuance and expiring March 19, 2021 at an exercise price of $5.25 per share.

On May 11, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,000,000 shares of the Company’s common stock in a registered direct offering at a purchase price of $2.25 per share for aggregate gross proceeds of $11,250,000. The purchase agreement closed on May 13, 2020. The Company received net proceeds after issuance costs and expenses of $10,582,309.

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

Note 11 – Stock Warrants

A summary of the various changes in warrants during the nine months ended September 30, 2020 is as follows:

Number of
Warrants
Warrants Outstanding at December 31, 2019	6,512,516
Exercised During the Period	—
Issued During the Period	3,647,059
Expired During the Period	—

Warrants Outstanding at September 30, 2020	10,159,575

Of the outstanding warrants as of September 30, 2020, 3,647,059 expire on March 19, 2021, 1,033,062 expire on June 18, 2021 and the remaining 5,479,454 expire on January 2, 2022. The weighted average remaining term of the warrants was 0.9 years. The weighted average exercise price was $4.81 per share.

Note 12 – Stock-Based Compensation

A summary of stock option activity for the nine months ended September 30, 2020 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2019	1,383,591	$4.77
Granted	1,400,000	1.42
Exercised	—	—
Expired or Forfeited	(129,876)	3.66

Outstanding at September 30, 2020	2,653,715	$3.06

The weighted average remaining contractual term for all options as of September 30, 2020 and December 31, 2019 was 7.5 years and 6.3 years, respectively.

As of September 30, 2020, there were 1,225,654 options that were fully vested and exercisable at a weighted average exercise price of $4.29 per share. The weighted average remaining contractual term on the vested options is 5.5 years.

As of September 30, 2020, there were 1,428,061 unvested options exercisable at a weighted average exercise price of $2.00 per share. The weighted average remaining contractual term on the unvested options is 9.3 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2020, the Company had approximately $2,030,568 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 2.7 years.

For the three months ended September 30, 2020 and 2019, the Company recorded total stock-based compensation expense, including stock awards, of $1,077,073 and $330,000, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded total stock-based compensation expense, including stock awards, of $2,019,006 and $1,201,867, respectively.

During the three months ended September 30, 2020, the Company awarded 67,500 shares of common stock to its Board of Directors, including members of management. The fair market value of each share awarded was $4.10 on the date of grant, September 28, 2020, for an aggregate fair market value of $276,750. This award vested upon issuance and was included in stock-based compensation expense for the three months ended September 30, 2020.

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

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of September 30, 2020 were as follows:

Remainder of 2020	$79,379
2021	512,285
2022	536,270
2023	536,270
2024	44,689
Total Future Lease Payments	1,708,893
Less: Imputed Interest	(86,890)
Total Lease Liability Balance	$1,622,003

Operating lease costs under the operating leases totaled $162,119 and $132,141 for the three months ended September 30, 2020 and 2019, respectively. Operating lease costs under the operating leases totaled $468,725 and $422,218 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 3.3 years.

Note 15 - Subsequent Events

On November 2, 2020, the US SBA approved the Company’s application for loan forgiveness of our PPP Note, described in Note 6 above. A total amount of $1,564,155 was granted forgiven, comprising of $1,555,900 in principal and $8,255 in accrued interest. The Company is awaiting final discharge of this debt by our lender.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in our accounting policies for the three months ended September 30, 2020.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable computing devices and augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as HUDs or near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head-worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate

-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical markets, and to a lesser degree defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully integrated wearable display systems, including head mounted displays to commercial, industrial and defense customers. We do not offer “work for hire” services but rather offer our services in ways that could result in advancing our technology or lead to a long-term supply or OEM relationship.

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

Impact of COVID-19

As our global operations expose us to risks associated with pandemics and epidemics worldwide, we could be harmed and our operations could suffer as a result. The recent COVID-19 pandemic has impacted our business operations and the results of our operations in the first nine months of 2020, primarily with delays in expected orders and smart glasses deployment by several customers, and to a lesser degree due to a reduction in manufacturing output caused by supplier shortages and delays from some of our suppliers in China. In addition, due to delays in certain supply chain areas, the launch times of our new M4000 and new version of our Blade Smart Glasses were delayed several months. However, both products are now commercially available. Additionally, we are experiencing increased lead times in regulatory testing of our products in some new countries, which has been forcing us to postpone customer deliveries in these new regions.

The broader implications of COVID-19 on our results from operations going forward remain uncertain. The COVID-19 pandemic has the potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. However, on the other hand, opportunities in the medical field with telemedicine and guided remote support and in enterprise with remote support use cases have been growing for Vuzix smart glasses products. In addition, the need for enabling remote training and support for equipment in the field is becoming a new challenge for enterprises to address and our smart glasses products are poised to help companies address these challenges. Flying restrictions and the resumption of travel in general remain challenged and, in the interest of safety, companies are looking for alternatives. Vuzix smart glasses solutions and those offered by our Value-Added Resellers provide a wide array of solutions that can help immediately address these challenges. In addition, other new use cases for our products are developing, including their use in medical applications from remote support for residents doing their rounds to remote patient care in assisted living facilities or the ICU (intensive care unit).

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

Results of Operations

Comparison of Three Months Ended September 30, 2020 and September 30, 2019

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
			Dollar	% Increase
	2020	2019	Change	(Decrease)
Sales:
Sales of Products	$2,686,166	$1,059,207	$1,626,959	154%
Sales of Engineering Services	92,555	99,675	(7,120)	(7)%

Total Sales	2,778,721	1,158,882	1,619,839	140%

Cost of Sales:
Cost of Sales - Products	2,393,676	1,360,457	1,033,219	76%
Cost of Sales - Engineering Services	37,075	29,882	7,193	24%

Total Cost of Sales	2,430,751	1,390,339	1,040,412	75%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	347,970	(231,457)	579,427	NM
Gross Profit (Loss) %	13%	(20)%

Operating Expenses:
Research and Development	1,874,243	2,336,778	(462,535)	(20)%
Selling and Marketing	936,206	775,975	160,231	21%
General and Administrative	1,635,076	1,548,927	86,149	6%
Depreciation and Amortization	634,669	628,728	5,941	1%
Impairment of Patents and Trademarks	16,000	—	16,000	NM

Loss from Operations	(4,748,224)	(5,521,865)	773,641	(14)%

Other Income (Expense):
Investment Income	4,662	92,004	(87,342)	(95)%
Other Taxes	(16,802)	(26,740)	9,938	(37)%
Foreign Exchange Gain Loss	(446)	(20,089)	19,643	(98)%

Total Other Income (Expense)	(12,586)	45,175	(57,761)	(128)%

Loss Before Provision for Income Taxes	(4,760,810)	(5,476,690)	715,880	(13)%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(4,760,810)	$(5,476,690)	$715,880	(13)%

Sales.   There was an increase in total sales for the three months ended September 30, 2020 over the same period in 2019 of $1,619,839 or 140%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$2,643,003	95%	$1,026,969	89%	$1,616,034	157%
Sales of Waveguides & Display Engines	—	0%	10,000	1%	(10,000)	(100)%
Sales Freight out	43,163	2%	22,238	2%	20,925	94%
Sales of Engineering Services	92,555	3%	99,675	8%	(7,120)	(7)%
Total Sales	$2,778,721	100%	$1,158,882	100%	$1,619,839	140%

Sales of Smart Glasses products rose by 157%, primarily as a result of our M400 Smart Glasses, which we began selling early in the fourth quarter of 2019. Sales revenues from our M-Series Smart Glasses were $2,154,755, a 236% increase of $1,513,484 over the prior year’s quarter. Total M-Series unit sales increased by 122% for the three months ended September 30, 2020 versus the same period in 2019. Revenues of Blade Smart Glasses increased by $164,891 or 51% in the third quarter of 2020 versus 2019 primarily driven by a 57% increase in unit sales, even after a reduction in selling price which went into effect in the beginning of July 2020 in anticipation of the new Blade upgraded model, which was introduced at the end of the third quarter of 2020.

Sales of Waveguides and Display Engines for the three months ended September 30, 2020 were nil versus $10,000 in the prior year’s comparable period. These are made-to-order products and no new orders were received in the third quarter of 2020, outside of small deliveries under our current engineering services programs.

Sales of Engineering Services for the three months ended September 30, 2020 were $92,555 as compared to $99,675 in the 2019 period. The revenue recognized in the three months ended September 30, 2020 for engineering services was substantially a result of a current waveguide and projector development project for a micro-display organization, which commenced in the third quarter of 2020. This project is expected to be completed in the fourth quarter, resulting in an additional $120,000 of engineering services revenue.

Cost of Sales and Gross Profit. Cost of product sales and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold for products:

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	September 30, 2020	Product Sales	September 30, 2019	Product Sales	Change	(Decrease)
Product Cost of Sales	$1,428,215	53%	$678,871	64%	$749,344	110%
Freight Costs	213,774	8%	208,201	20%	5,573	3%
Manufacturing Overhead	454,820	17%	421,099	40%	33,721	8%
Warranty Costs	34,855	1%	(5,345)	(1)%	40,200	(752)%
Inventory Reserve for Obsolescence	193,000	7%	—	0%	193,000	NM
Amortization of Software Development Costs	45,833	2%	25,000	2%	20,833	83%
Software Royalties	23,179	1%	32,631	3%	(9,452)	(29)%

Total Cost of Sales - Products	$2,393,676	89%	$1,360,457	128%	$1,033,219	76%

Gross Profit (Loss) - Product Sales	$292,490	11%	$(301,250)	(28)%	$593,740	NM

For the three months ended September 30, 2020, we reported an overall gross profit from product sales of $292,490 as compared to a gross loss of $301,250 in the same period in 2019. On a product cost of sales basis only, product direct costs were 53% of sales in the 2020 period as compared to 64% in 2019, primarily driven by higher margins earned with the M400 in the third quarter of 2020 versus those of the M300 series in the same period in 2019. Product margin was also positively impacted by the sales of some older M-series products that were fully reserved for obsolescence in prior periods.

Manufacturing overhead costs while increasing in absolute dollars by 8% for the three months ended September 30, 2020 over the 2019 comparable period, decreased to 17% from 40% in the same period in 2019 as a percentage of total product sales. There was a warranty expense of $34,855 for the three months ended September 30, 2020 as compared to a warranty provision gain of $5,345 in the same period in 2019.

In addition to its normal Reserve for Obsolescence provisions, the Company also wrote down to net realizable value all of its excess unique component parts related to our Smart Swim product based on our final production yields for this model version.

Costs for engineering services for the three months ended September 30, 2020 were $37,075 as compared to $29,882 in 2019. The majority of the 2020 period amounts represented the reclassification of our internal R&D wage costs associated with one current waveguide development project. There was a gross profit of $55,480 from engineering services for the three months ended September 30, 2020 versus $69,793 in the same period in 2019.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
Research and Development	$1,874,243	67%	$2,336,778	202%	$(462,535)	(20)%

Research and development costs for the three months ended September 30, 2020 decreased by $462,535 or 20% as compared to the same period in 2019. This reduction was largely driven by decreases of $332,906 in external consulting fees related to our Blade software development; $106,744 in overall new product research and development costs; and $44,434 in salary, stock-based compensation and hiring expenses.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
Selling and Marketing	$936,206	34%	$775,975	67%	$160,231	21%

Selling and marketing costs for the three months ended September 30, 2020 increased by $160,231 or 21% as compared to the same period in 2019. This increase in costs was due to the following factors: an increase of $201,316 in salary and stock-based compensation related expense; a $64,126 increase in advertising partially offset by a decrease of $27,878 in trade show expenses; a decrease in external consulting fees paid to foreign sales staff of $44,779, as result of the closing of a sales office in 2019; and a $66,078 decrease in commissions largely related to commissions payable to TDG pursuant to our non-compete agreement amendment related to specific engineering services revenue.

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
General and Administrative	$1,635,076	59%	$1,548,927	134%	$86,149	6%

General and administrative costs for the three months ended September 30, 2020 increased by $86,149 or 6% as compared to the same period in 2019. This increase in costs was due to the following factors: a net increase in salary and stock-based compensation expenses of $115,835; an increase in IR and shareholder related expenses of $92,457 partially offset by a decrease in travel related expenses of $62,466; and a decrease in legal fees of $49,062.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2020 was $634,669 as compared to $628,728 in the same period in 2019, an increase of $5,941. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction-in-progress.

Other Income (Expense). Total other expense was $12,586 for the three months ended September 30, 2020 as compared to income of $45,175 in the same period in 2019, a net decrease of $57,761. The overall increase in other expenses was primarily the result of a decrease of $87,342 in investment interest income, which is dependent upon average cash balances over the period, largely offset by a decrease of $19,642 in foreign exchange losses.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending September 30, 2020 and 2019.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019

The following table compares the Company’s consolidated statements of operations data for the Nine Months Ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
			Dollar	% Increase
	2020	2019	Change	(Decrease)
Sales:
Sales of Products	$6,392,865	$4,267,494	$2,125,371	50%
Sales of Engineering Services	954,415	450,621	503,794	112%

Total Sales	7,347,280	4,718,115	2,629,165	56%

Cost of Sales:
Cost of Sales - Products Sold	5,942,043	4,635,289	1,306,754	28%
Cost of Sales - Engineering Services	180,830	122,354	58,476	48%

Total Cost of Sales	6,122,873	4,757,643	1,365,230	29%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,224,407	(39,528)	1,263,935	NM
Gross Profit (Loss) %	17%	(1)%

Operating Expenses:
Research and Development	5,693,569	6,840,006	(1,146,437)	(17)%
Selling and Marketing	2,885,872	3,016,689	(130,817)	(4)%
General and Administrative	4,972,854	5,248,919	(276,065)	(5)%
Depreciation and Amortization	1,923,922	1,795,782	128,140	7%
Impairment of Patents and Trademarks	73,532	—	73,532	NM %

Loss from Operations	(14,325,342)	(16,940,924)	2,615,582	(15)%

Other Income (Expense):
Investment Income	33,908	183,056	(149,148)	(81)%
Other Taxes	(43,867)	(89,704)	45,837	(51)%
Foreign Exchange Loss	(25,799)	(44,813)	19,014	(42)%

Total Other Income (Expense), Net	(35,758)	48,539	(84,297)	(174)%

Net Loss	$(14,361,100)	$(16,892,385)	$2,531,285	(15)%

Sales.   There was an overall increase in total sales for the nine months ended September 30, 2020 over the same period in 2019 of $2,629,165 or 56%. The following table reflects the major components of our sales:

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$6,297,769	86%	$3,091,275	66%	$3,206,494	104%
Sales of OEM Products	—	—%	951,570	20%	(951,570)	(100)%
Sales of Waveguides & Display Engines	—	—%	152,499	3%	(152,499)	(100)%
Sales Freight out	95,096	1%	72,150	2%	22,946	32%
Sales of Engineering Services	954,415	13%	450,621	10%	503,794	112%
Total Sales	$7,347,280	100%	$4,718,115	100%	$2,629,165	56%

Sales of Smart Glasses products for the nine months ended September 30, 2020 rose by 104% over the same period in 2019, primarily the result of our M400 Smart Glasses, which were not available for sale for the entire comparable period in 2019. Sales revenues from our M-Series Smart Glasses were $5,347,158, a 197% increase of $3,545,090 over the prior year’s comparable period. Total M-Series unit sales increased by 104% for the nine months ended September 30, 2020 versus the same period in 2019. Revenues of Blade Smart Glasses decreased by $133,340 or 14%, primarily driven by a 3% decrease in year-to-date unit sales and lower average sales price as compared to 2019.

Sales of OEM Products were nil for the nine months ended September 30, 2020 as compared to $951,570 in the 2019 period. No new further customer orders for these OEM products have been received since spring of 2019 and none are currently contemplated from that customer.

Sales of Waveguides and Display Engines for the nine months ended September 30, 2020 were nil versus $152,499 in the prior year’s comparable period. These are made-to-order products and no new orders were received in the 2020 period, outside of small deliveries under our current engineering services programs.

Sales of Engineering Services for the nine months ended September 30, 2020 were $954,415 as compared to $450,621 in the 2019 comparable period. The revenue recognized in the nine months ended September 30, 2020 for engineering services was primarily a result of two waveguide and display engine development projects which commenced in the first quarter of 2020. One was completed in the second quarter and the second project was completed in the third quarter.

Cost of Sales and Gross Profit. Cost of product sales and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash amortization of software development costs related to the production of our products and the rendering of engineering services. The following table reflects the components of our cost of goods sold for products:

	Nine Months Ended	As % Related	Nine Months Ended	As % Related	Dollar	% Increase
	September 30, 2020	Product Sales	September 30, 2019	Product Sales	Change	(Decrease)
Product Cost of Sales	$3,343,346	52%	$2,780,522	65%	$562,824	20%
Freight Costs	520,966	8%	456,256	11%	64,710	14%
Manufacturing Overhead	1,344,320	21%	1,209,067	28%	135,253	11%
Warranty Costs	47,731	1%	22,648	1%	25,083	111%
Inventory Reserve for Obsolescence	500,600	8%	—	—%	500,600	NM
Amortization of Software Development Costs	137,500	2%	116,664	3%	20,836	18%
Software Royalties	47,580	1%	50,132	1%	(2,552)	(5)%

Total Cost of Sales - Products Sold	$5,942,043	93%	$4,635,289	102%	$1,306,754	28%

Total Gross Profit (Loss)	$450,822	7%	$(367,795)	(9)%	$818,617	NM

For the nine months ended September 30, 2020, we reported an overall gross profit from product sales of $450,822 as compared to a gross loss of $367,795 in the same period in 2019. On a product cost of sales basis only, product direct costs were 52% of sales in the 2020 period as compared to 65% in 2019, primarily driven by higher margins earned on the M400 in 2020 versus that of the M300 series in the same period in 2019, a period when the M400 was not yet available for sale. Product margin was also positively impacted by the sales of some older M-series products that were fully reserved for obsolescence in prior periods.

Manufacturing overhead costs for the nine months ended September 30, 2020 increased by $135,253 or 11% due to additional personnel as compared to the same 2019 period, but as a percentage of total product sales, decreased to

21% from 28% over the same period in 2019. There was warranty expense of $47,731 for the nine months ended September 30, 2020 as compared to $22,648 in the same period in 2019, the result of higher product sales.

In addition to its normal Reserve for Obsolescence provision, the Company wrote down to net realizable value all its unique component parts related to our original Blade 1.0 in the amount of $307,600 in the second quarter and the Company wrote down to net realizable value all of its excess unique component parts related to our Smart Swim product based on our final production yields for this model version.

Costs for engineering services for the nine months ended September 30, 2020 were $180,830 as compared to $122,354 in 2019. The majority of the 2020 period amounts represented the reclassification of our internal R&D wage costs associated with two waveguide development projects. There was a gross profit of $773,585 from engineering services for the nine months ended September 30, 2020 versus $328,267 in the same period in 2019.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
Research and Development	$5,693,569	77%	$6,840,006	145%	$(1,146,437)	(17)%

Research and development costs for the nine months ended September 30, 2020 decreased by $1,146,437 or 17% as compared to the same period in 2019. This reduction was largely driven by decreases of $817,950 in external consulting fees related to our Blade software development, which was completed in 2019; $134,619 in net salary, stock-based compensation and hiring costs as a result of reclassifying research and development wages to engineering services costs of sales; $64,367 in travel related expenses; and $60,780 in research and development supplies expenses.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
Selling and Marketing	$2,885,872	39%	$3,016,689	64%	$(130,817)	(4)%

Selling and marketing costs for the nine months ended September 30, 2020 decreased by $130,817 or 4% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in trade shows of $311,126; a $202,915 decrease in external consulting fees paid to foreign sales staff; a $92,855 decrease in travel related expenses partially offset by a $132,480 increase in salary and stock-based compensation expenses; a $108,204 increase in commissions largely due to commissions payable to TDG pursuant to our non-compete agreement amendment (as described in Note 7 of the financial statements); a $101,521 increase in advertising costs; and a $57,552 increase in computer software subscriptions.

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs including shares and warrants issued for IR services, salaries and related stock compensation, travel costs, office and rental costs.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2020	Total Sales	September 30, 2019	Total Sales	Change	(Decrease)
General and Administrative	$4,972,854	68%	$5,248,919	111%	$(276,065)	(5)%

General and administrative costs for the nine months ended September 30, 2020 decreased by $276,065 or 5% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in legal fees of $284,128; a decrease in IT and security consulting fees of $150,000; and a decrease in travel related expenses of $109,104 partially offset by a net increase in salary and stock-based compensation expenses of $156,173. The net increase here was a reduction in cash salaries paid of $478,301, offset by an increase of $634,474 in stock-based compensation, which resulted from the voluntary salary reduction program that the Company implemented in May 2020; and an increase in insurance premiums of $80,747.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2020 was $1,923,922 as compared to $1,795,782 in the same period in 2019, an increase of $128,140. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction-in-progress and leasehold improvements associated with our plant expansion which were completed in the first quarter of 2019.

Other Income (Expense). Total other expense, net was $35,758 for the nine months ended September 30, 2020 as compared to income of $48,539 in the period in 2019. The overall increase of $84,297 in other expenses was primarily the result of a decrease of $149,148 in investment interest income, which is dependent upon average cash balances over the period, partially offset by a decrease of $45,837 in other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective six-month periods ending September 30, 2020 and 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $24,938,858, an increase of $14,332,767 from $10,606,091 as of December 31, 2019.

As of September 30, 2020, we had current assets of $34,217,465 as compared to current liabilities of $3,257,792 which resulted in a positive working capital position of $30,959,673. As of December 31, 2019, we had a working capital position of $16,438,851. Our current liabilities are comprised principally of accounts payable, current portion of debt, accrued expenses and operating lease right-of-use liabilities.

During the nine months ended September 30, 2020, we used $11,259,877 of cash for operating activities as compared to $18,051,495 for the comparable period in 2019. For the nine months ended September 30, 2020 we incurred a net loss of $14,361,100, partially offset by non-cash operating expenses of $4,153,956, for a net cash loss of $10,207,144. Net changes in working capital items were $1,052,733 for the 2020 period with the largest factor resulting from $784,077 expenditures in inventory and vendor prepayments for M400 components.

For the three months ended September 30, 2020, net loss after adding back non-cash operating expenses, such as depreciation and amortization, stock-based compensation and impairment of patents and trademarks, was $2,987,236 versus $4,493,345 in the same period of 2019. The net loss after adding back non-cash operating expenses was $10,207,144 for the nine months ended September 30, 2020 versus $13,819,736 for the same period of 2019.

During the nine months ended September 30, 2020, we used $1,162,592 of cash for investing activities, which includes $467,595 for purchases of manufacturing equipment and product mold tooling, $365,650 in the purchase of software operating system license upgrades for our smart glasses platform, and $329,347 of investments in patents and trademarks. For the nine months ended September 30, 2019, we used a total of $2,426,549 in cash for investing activities.

During the nine months ended September 30, 2020, we received $26,755,236 in cash from financing activities, which included; (i) $10,582,309 in net proceeds from our sale of equity securities that closed on May 13, 2020, (ii) $1,555,900 in proceeds from the term loan obtained under the Payroll Protection Act, and (iii) $14,617,027 in net proceeds from our sale of equity securities that closed on September 9, 2020. For the nine months ended September 30, 2019, we received $18,855,007 from financing activities.

As of September 30, 2020, the Company had $1,555,900 in current or long-term debt obligations outstanding. These debt obligations are to be repaid over an 18-month period beginning in November 2020. However, as discussed in Note 6, the Company has applied for forgiveness of this obligation.

We incurred a net loss for the nine months ended September 30, 2020 of $14,361,100 and annual net losses of $26,476,370 in 2019 and $21,875,713 in 2018. As of September 30, 2020, the Company had an accumulated deficit of $159,103,911.

The Company needs to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. The Company’s consolidated financial statements included in this report have been prepared assuming that we will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business.

The Company has met its cash needs primarily by the sale of equity securities. On May 11, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 5,000,000 shares of the Company’s common stock in a registered direct offering at a purchase price of $2.25 per share for aggregate gross sale proceeds of $11,250,000. The purchase agreement closed on May 13, 2020. The Company received net proceeds after issuance costs and expenses of $10,582,309.

On September 4, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 3,647,059 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 3,647,059 additional shares of common stock, in a registered direct offering at a combined purchase price of $4.25 per share and warrant for aggregate gross sale proceeds of $15,500,002. The purchase agreement closed on September 9, 2020. The Company received net proceeds after issuance costs and expenses of $14,613,380. The warrants sold in the offering will be exercisable for a period commencing upon issuance and expiring March 19, 2021 at an exercise price of $5.25 per share.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2020.

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

The impact of the pandemic on our business, operations and future financial performance could include, but is not limited to, that:

●	We may experience significant supply chain constraints such that we cannot procure the component parts necessary for manufacturing our Smart Glasses and Waveguide and Display engine solutions.
●	We may experience delays in our product development and new product introductions into the market.
●	The rapid and broad-based shift to a remote working environment creates inherent productivity, connectivity, and oversight challenges.
●	Volatility in the equity markets could affect the value of our equity to shareholders and have an impact on our ability to raise capital.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities:

●	Stock awards to the Board of Directors, including members of management, totaling 67,500 shares of common stock, vesting immediately, were granted on September 28, 2020.

In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchase of Equity Securities – none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document

101.DEF	Inline XBRL Taxonomy Extension Definition Link base

101.LAB	Inline XBRL Taxonomy Extension Label Link base Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link base Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

** Furnished herewith

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION

Date: November 9, 2020	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)