Form 10-K
period 2020-12-31
Vuzix Corp
filed 2021-03-15
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35955

Vuzix Corporation

( Exact name of registrant as specified in its charter )

Delaware	04-3392453
(State of incorporation)	(I.R.S. employer identification no.)
25 Hendrix Road
West Henrietta, New York	14586
(Address of principal executive office)	(Zip code)

(585) 359-5900

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	VUZI	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ◻      No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑      No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☑	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑      No ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2020 was approximately $83,000,000 (based on the closing price of the common stock of $2.39 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 15, 2021, there were 57,886,988 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2021 annual meeting of stockholders.

ii

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

●	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
●	the effect of competitors and competition in our markets;
●	our wearable display products and their market acceptance and future potential;
●	our ability to develop, timely introduce and effectively manage the introduction of new products and services or improve our existing products and services;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to attract and retain customers;
●	our ability to accurately forecast demand and adequately manage inventory;
●	our ability to deliver an adequate supply of product to meet demand;
●	our ability to maintain and promote our brand and expand brand awareness;
●	our ability to detect, prevent, or fix defects in our products;
●	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
●	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
●	our ability to attract and retain highly skilled employees;
●	the impact of foreign currency exchange rates;
●	the effect of future regulations;
●	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
●	general market, political, economic and business conditions.

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

PART I

Item 1.    Business

Company Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices, also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include a wearable computer, cameras, and sensors that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, enterprise data, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses and AR products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. This includes the representative forms such as augmented reality (AR), mixed reality (MR) and virtual reality (VR) and the areas interpolated among them. Extended reality (XR) is a term referring to all real-and-virtual combined environments. Our wearable display products cover the entire spectrum from "the complete real" to "the complete virtual" in the concept of reality–virtuality.

For AR glasses, historically, see-through HMDs displayed the real world using semi-transparent optics placed in front of the user’s eyes. VR users wore large goggles which sealed their view of the outside world. Both types of these HMDs were large and bulky and as a result, they had little mass-market appeal. We have developed thin optics, called waveguides, that are fully see-through and enable miniature display engines to be mounted in the temples of the HMD which allows the form factor of the Smart Glasses to be comparable to conventional eyeglasses. Our Smart Glasses and AR glasses are designed for all day use cases and are small enough to fit in a user’s pocket or purse.

We believe that our waveguide optics and display engines offer a number of significant advantages over other wearable display solutions, including higher contrast, greater power efficiency, less weight, more compact size, and high brightness images for use outdoors. We also believe that our waveguide optics give us a substantial advantage over competitors’ optics, including other waveguides, because our solution allows us to produce optics that are fully transparent when off while also delivering the high brightness required for AR and enterprise Smart Glasses applications.

We believe that key growth areas for us are the enterprise, medical, consumer electronics, OEM, defense and security markets. We are addressing most of these markets by developing and selling our own finished products and building a growing eco-system of software and services internally and with our value added resellers, or VARs, developers and end customers. Another potential channel to these markets we are developing includes supplying mass production of waveguide optics and display engines to select third parties to use in their products.

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

Our History

Historically, we have focused on three markets: the consumer markets for entertainment and mobile video; Smart Glasses products for enterprise; and rugged mobile displays for defense markets. We introduced our first HMD products over 22 years ago and we have offered numerous product models and versions with ever advancing features and capabilities that have served the three markets. In June 2012, we sold the assets that produced products and provided services to military organizations and defense organizations, but effective October 2018, we renegotiated the exclusivity agreement with the company we sold our defense division to and, as a result, we have resumed marketing and sale initiatives directly into the defense and homeland security markets.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of wearable displays and computers including AR glasses and Smart Glasses solutions. In 2020, we began to offer and intend to continue to expand our offerings of hardware solutions with complementary suites of software solutions, including offerings from our VARs, focused across major markets, platforms and applications, thus delivering end-to-end solutions to our customers. We strive to be an innovator in designing wearable display devices that can enable enterprise productivity hands-free applications, mobile video viewing, general entertainment, social media, and most importantly, AR applications. We seek to generate revenue growth through the continued introduction of new AR Smart Glasses, accessories, and software applications and solutions.

To maintain and enhance our position as a leading provider of wearable display and computing products for AR and hands-free computing, we seek to:

●	develop products based on our unique technology for both specialized and large enterprise and consumer markets, as well as defense and security;
●	develop a suite of software applications that can take advantage of our products, offering these solutions bundled with our hardware and through our “app store”;
●	sell our products or license our technology to third-party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);
●	promote and enhance the development of third-party software that can take advantage of our products, including offering apps and software through our own “app store”;
●	extend our innovative and proprietary technology leadership;
●	enhance and protect our intellectual property portfolio;
●	broaden and develop strategic relationships and partnerships;
●	establish multiple revenue sources;
●	improve brand recognition;
●	provide excellent products and service; and
●	attract and retain highly qualified personnel.

Our strategy is also to create a leadership position as a worldwide supplier of waveguide optics and near-eye display technology solutions for applications in high growth segments of the enterprise and consumer electronics industry by capitalizing on our experience and expertise in wearable displays and computers. We aim to provide waveguides, display engines and complementary optics to enable OEM customers to serve a variety of markets with new enhanced display electronic products. Some key elements of our OEM strategy to achieve these objectives include:

●	strengthening our technology leadership;
●	optimizing waveguide manufacturing efficiencies while protecting proprietary processes;
●	developing OEM and mass production partnerships in the AR Smart Glasses market; and
●	leveraging technology and marketing strategic relationships with third parties.

The Market

The wireless, IT, and entertainment industries have evolved considerably and continue to do so. The mobile phone has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile technology is redefining the way people interact with their world, both at work and play, and it has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe that interactive AR content, AI, Edge Computing, and speech-based cloud services will significantly change the way mobile computing devices are used and how content is delivered to the user, including by enabling new experiences that cannot be experienced in any other way. We believe head-worn displays that are hands-free can connect the digital world to the real world and have the ability to change the future of the computing industry.

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

Our business for the last five years has focused on enterprise and industrial markets and high-end (prosumer) mobile consumer markets. We believe the demand for head-worn displays in these markets is being driven by such factors and expectations as:

●	an increasing number of “ready to go” hands-free enterprise, commercial and medical applications for which our products are well suited;
●	increasing demand for Internet, social media and cloud services’ access “anywhere, anytime”;
●	more users migrating a greater portion of their entertainment and information gathering time to mobile devices; and
●	the growing use of AR/XR applications that will drive the need for head-worn display solutions to replace the need to hold up handheld devices to use the applications.

As a result, we believe that our near-eye display technologies can significantly increase user satisfaction and allow for widespread AR adoption and applications.

Target Markets

We offer smart wearable display and computing products that enable development and deployment of AR applications. AR Smart Glasses enable the wearer to see computer-generated information, graphics or images projected into the real-world environment or upon an object that the user is observing. Thus, whether in the warehouse, on the factory floor, or in the field, users wearing AR Smart Glasses may access a manual, tutorial, or image that is connected to the task at hand which will assist them in completing that task, while also viewing their current surroundings and nearby objects. Additional possible applications of AR-enabled Smart Glasses include hands-free alerts, messaging, location and context aware information and social interaction.

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

Security and First Responders

Our Smart Glasses, particularly the Vuzix Blade® with its sunglasses look, have the potential to become disruptive and market changing products for security providers and first responders such as police and firefighters. We believe there are significant business opportunitfies in having the Vuzix Blade’s unique form factor assist law enforcement and security personnel in keeping people safe or identifying suspicious persons or those associated with unlawful activities. The ability to deliver video feeds and real-time facial recognition and weapons detection alerts in a covert fashion to a Blade wearer literally provides security personnel and first responders with eyes in the back of their heads, allowing them to view and interact with their immediate surroundings and also stay remotely connected and informed.

Prosumer

We believe that the most significant driver of longer-term wearable display market adoption will be the growing consumer demand for mobile access to ever larger volumes of information and entertainment content in smaller and wearable packages.

We also believe that augmentation of the real world with cloud-based information will change the future of computing and will result in broad adoption of AR smart glasses. This capability will allow smart phone users to be able to keep their phones in their pocket and at the same time still receive location-aware content overlaid with their real-world view. For example, while a user walks down the street, they could get directions and a Yelp score for the restaurant they are looking at or they could chase Pokemon Go game characters as if they were actually in the real world; all within the view of their smart glasses while leaving the phone in their pocket.

Waveguide Optics and Display Engines

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

Our current products include:

M300XL, M400 and M4000 Smart Glasses (M series)

The M400 and M4000 (the current “M series”) products are our monocular smart glasses designed for enterprise, industrial, commercial and medical markets. The M400 is Vuzix’ work-horse Smart Glasses offering with its enhanced capabilities. This product began commercial production in September 2019 and the M4000 was introduced to the market and entered mass production in September 2020. The M400 is equipped with an occluded nHD OLED display and the M4000 employs our latest see-through waveguide optics with a WVGA DMD display. These two products include an Android-based wearable computer similar in performance to a modern smart phone, enhanced with a wearable monocular display and wireless connectivity capabilities. These Smart Glasses serve up the digital world “hands-free”, offering access to information to augument the real world, data collection and more. Monocular products, due to their single eye display, are best used for push notifications and “information snacking”. An integrated head tracking, camera, touchpad, buttons and speech recognition gives versatility to navigate and use these M-series Smart Glasses in almost any environment. These products include pre-installed apps that can be used to record and playback still pictures and video, track timed events, manage a user’s calendar, link to a phone, scan barcodes and much more. These products can provide enhancements to existing workflows and open new opportunities in industrial, medical, retail, supply chain, remote help desk, and many more aspects of our customers’ businesses.

The M4000 offers all the performance and functionality of the M400, and features Vuzix’ proprietary waveguide optics to provide a completely non-occluded, see-through, heads-up display, along with reduced sizing.

Vuzix Blade® Smart Glasses

We introduced the Blade Smart Glasses as a monocular system at CES 2018. Blade Upgraded, which entered mass production in the second half of 2020, adds stereo audio and an autofocus camera. We believe the Vuzix Blade is the natural evolution of AR smart glasses providing the user with a wide range of features and capabilities in a natural glasses form factor. The display imagery is projected visually out in front of the user like the heads up display in a car, current applications range from basic text messaging and answering the phone to overlaying mapping directions, menus, weather, events, stock quotes, video conferencing, sports updates, social feeds, biometrics and much more. The intuitive and feature packed Vuzix Blade OS allows the user to simply and intuitively navigate via simple swipes and taps, or leverage voice controls and external AI systems. This allows users to leave their phones in their pockets for most functions and adds the ability to connect the information being presented to the real world, including that from cloud-based speech AI platforms such as Amazon Alexa. We believe the Blade Smart Glasses is the first natural step to replacing the smart phone with a ubiquitous wearable device for all.

Other AR Products

We are currently developing binocular Next Generation Smart Glases and new AR Smart Glasses product with 3D, stereo cameras, and 3D camera vision capabilities that we expect to introduce to the market late in calendar year 2021. Future AR Smart Glasses versions will include increased resolutions and fields of view, more powerful computers, MicroLED displays and our thin waveguide see-through optics. AR wearable displays provide the user a live, direct or indirect, view of a physical, real-world environment whose elements are “augmented” by computer generated sensory input such as sound, video, graphics or GPS data. Such systems also contain head tracking technology, which enables the user to look around the environment being viewed by moving his or her head which in turn sends that information back to the computer, which then adjusts the computer-generated AR image accordingly.

Applications for Smart Glasses

Dozens of standard applications that are optimized for use with the growing lineup of Vuzix AR Smart Glasses are included on the devices and available for download from the Vuzix App Store. Many of these applications are similar to what is available to the customer with modern smart phones. These standard applications are designed to be simple to get started and easy to use, and we believe can immediately provide the fundamental benefits of Smart Glasses to novice and expert users alike.

Vuzix also resells a variety of other applications, including Vuzix Remote Assist (VRA), which provides remote telepresence capabilities, otherwise known as “see-what-I-see” video collaboration. VRA enables an operator, mechanic, field technician or consultant to communicate in a hands-free manner with a remote expert to drive “just in time” video support of a process or repair. VRA increases productivity and customer satisfaction by sharing information between field technicians and remote support experts. It enables Vuzix Smart Glasses customers to multiply their expert workforce, eliminate the high costs of travel, improve customer service levels and equipment operation and accelerate knowledge transfer and training. We are offering the VRA app on a monthly or one-year subscription basis. We are also developing “connector” applications to enable third party applications like Zoom, Skype for Business, Cisco WebEx, Microsoft Teams, and others, for use with our smart glasses. These applications in some cases will be free to the user and in others we will charge annual fees.

Vuzix’ position as a Smart Glasses supplier fills a market need that can be long lasting and could be the basis of the future of computing if the glasses are developed into a much larger integration within current and future technology ecosystems. The idea that the Smart Glasses alone will lead to major innovations and use cases is a typical “chicken and egg scenario” that has been played out in almost every technology advancement. The “build it and they will come” mentality works only when you build the “whole thing” or if you have a large enough ecosystem. Vuzix’ Smart Glasses have all the features and benefits consumers expect of a modern tablet or smart phone with the added benefit of being worn ergonomically on your head and at the same time connecting the visuals in the glasses to the real world. The steady advances in the Smart Glasses hardware are impressive but this alone is not what is driving market adoption to date. The “whole thing” is the solution to solve the customer pain point, problems and/or inefficiencies or creates a toolbox that allows for new innovations or products.

There are two types of customers for our AR Smart Glasses products: those that know they need smart glasses and those that have no idea what they would do with them. Vuzix is uniquely positioned to fulfill the needs of both. Vuzix is gaining major market awareness and has the opportunity to move up the value chain, increase market share and create a sustainable higher software subscription margin business by:

●	Properly implementing a digital solution strategy that retains more of the customer relationship across a wide range of industries; and
●	Improving Vuzix’s participation in more areas of the customer relationship and having less reliance on VARs to deliver the full solution. When VARs are heavily involved in the middle of the relationship, Vuzix is primarily relegated to being only a product manufacturer and seller. There is significant customer value that can be captured by adopting a solutions model including recurring revenue opportunities.

Thus, we believe the current Vuzix developer model creates a somewhat non-standardized experience in applications and has allowed third parties too much influence in controlling the Vuzix brand and customer experience in the marketplace. Our new and more unified, best-practices approach should create a higher expectation and brand experience for Vuzix in the market.

Today many successful technology companies also have a strong digital subscription model that allows recurring revenue with modest additional costs. This is often referred to as ecosystems, consisting of hardware and software with strong developer communities. The current developer model at Vuzix lends itself to the majority of the developers building siloed apps, meaning their apps are mostly developed on what the company thought was needed by the use case or the customer and may have not taken into consideration an existing workflow within ERP/MRP/CRMs, IT architecture, IT security needs and regulatory compliance for specific verticals. Many of our available smart glasses apps are just that, apps, and not a cohesive, fully integrated solution. This has led to a wide continuum of user experiences, including negative ones if the app has not been developed well, thus impacting Vuzix’ brand in the market. Vuzix intends to address as many of these issues as possible and expand our efforts both internally with our own software but also in assisting our third party developers.

App Store for Smart Glasses

We also have an App Store on our website where users can download and purchase Smart Glasses applications, including third-party apps. We continue to foster the development of an ecosystem of third-party developers to offer applications and trials for their smart glasses apps and many will be sold on an industry common revenue share model, with the publisher receiving approximately 70% of the subscriptions collected. Supported by Vuzix’ new App Store, developers can offer or sell their applications to all Vuzix Smart Glasses users, expanding into an ecosystem of AR applications for real world use today. The App store supports free, onetime fee, and paid subscription monetization models. The Vuzix third-party developer community is able to leverage the open Android platform of the Vuzix M-Series and the Vuzix Blade to bring new and creative ideas to life.

Waveguide Optics and Design Reference Kits

We selectively offer waveguide optics and related coupling optics combined with our compact proprietary display engine to form a see-through display module. We sell limited numbers of our waveguide optic design reference kits to select qualified potential OEMs/ODMs, which include a projector, waveguide optics and associated electronics, to help these customers evaluate our technologies and to assist their efforts to build and test new products incorporating our proprietary solutions.

Our strategy for addressing the broader mass market includes developing partnerships with both select consumer companies, including wireless communications carriers, and select high volume production manufacturing companies.

Custom Solutions and Engineering Solutions

We have in the past provided fully integrated wearable display systems, including head mounted displays, human computer interface devices, near-eye display-related engineering services and wearable computers to commercial, industrial and defense customers. As a result of the sale of our defense division in June 2012, we were precluded from pursuing general engineering services work with defense or security organizations. However, in October 2018, we signed an amendment to our agreement with the purchaser of our defense division that now allows us to sell our products to defense and security organizations, including business customers and governmental entity customers that primarily provide security and defense services. Such potential customers include police, fire fighters, EMTs, other first responders, and homeland and border security.

In February 2017, we entered into a development agreement with Toshiba to create a customized Window-based USB-C Type C AR Smart Glasses offering for Toshiba, which is a derivative product of the Vuzix M300 Smart Glasses. With the recent purchase of Toshiba’s computer division by Sharp (Foxconn) in 2019, further commercial orders have ceased and we have no short-term expectation of further orders.

In the first quarter of 2020, we opened a new outward facing section of our website dedicated to offering our OEM and engineering services around our waveguides and display technology. Waveguides require a display engine built for the purpose of the intended design. Vuzix is able to address most of these design specifications regardless of size, light coupling, power consumption, or resolution.

Defense and Security Products

As noted above, in early October 2018, we amended the 10-year non-compete restrictions with the buyer of our former defense division, TDG Acquisition LLC (DBA – Six15 Technologies (“Six15”). This amendment allows us to pursue opportunities related to the Company’s smart glasses and waveguide optics technologies into these expanded market opportunities related to first responders, US Department of Defense, Security Organizations and the Military. Vuzix is now permitted to perform contract work with and sell its waveguide optics and display engines to the largest third-party defense suppliers around the world who wish to incorporate Vuzix near-eye display or HMD technologies into the products and systems that they sell to Military Organizations.

Product Development

We believe that the continued introduction of new products in our target markets is essential to our growth. Our products tend to have two to three-year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with external consultants to continue our product development efforts. Our primary development efforts are focused on waveguide optics (and their manufacture), projection engines, new micro-display technologies, low-power electronic designs, firmware and wearable computing software, and the design and ergonomics of wearable displays. Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. We expect to increase our research and development expenditures in the future and as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may continue to do so in the future.

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve upon the weight, ergonomics, optical performance, see-through capabilities, luminance, power efficiency, compactness, field-of-view and resolution of the current generation of virtual displays and display components. “Early technology adopters” and “prosumer” consumers have been the majority of the purchasers of our wearable display and computing products to date and similarly within the enterprise customer base for our Smart Glasses. We expect to continue to improve our products through our ongoing research and development and advancements made by our third-party suppliers of key components.

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

We believe that display engines are also important for commercializing wearable displays. We have developed a proprietary micro digital light processing (DLP) based engines and are working on microLED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners on the microLED arena and have demonstration systems that we have begun showing confidentially to select partners. These next generation waveguides and display engines have already allowed us to shrink the entire assembly to fit in the space available in a typical off-the-shelf pair of sports sunglasses.

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

Major technologies that we employ in our products include:

Micro-display Optics: Optical components represent a significant cost of goods for both us and our competitors. This cost is a function of the physical size of the micro-display and the cost of the supporting optics. We have developed thin and lightweight optics that can be integrated with very small micro-displays that we can more closely match conventional eyewear frames in size and weight. These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable display solutions.

See-Through Waveguides:  We have developed a range of patents and patents pending around our see-through waveguides, passive, dynamic and diffractive optics-based waveguides that are the basis for some of our future slim wearable display AR and smart glasses products. We are striving to develop ultra-compact micro-display engines to magnify and focus the light from a display into a user’s eye. Our development goal with these waveguides is to create AR-based wearable displays that will appear to others as practically indistinguishable from today’s conventional sunglasses by most every measure, including comfort, size, weight and ergonomics.

Nanoimprinting: We continue to develop a portfolio of trade secrets and expertise in nanoimprinting for use in our waveguide optics. We believe these technologies are essential to the production of our approximately 1.2 mm thick see-through lenses which we believe are the cornerstone to making fashionable eyeglass-styled Smart Glasses. We have developed technology for waveguide design and production, including: tool design and creation, custom designed software for grating structures and layout, lithography processes, high index low shrinkage polymers and other materials, mold treatments, automation equipment and test/QA processes and procedures, to name a few.

Custom Display Engines: We have patents and patents pending on intellectual property around micro DLP display engines. We are also working on laser modulated and MicroLED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners on MicroLED engines and have demonstration systems that we have begun showing confidentially to select partners and potential OEM customers. We are also performing research and development work on laser-based engines to drive scanned images into holograms, with the goal of such systems to offer next generation waveguides capable of 100 plus degree fields-of-view.

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

We believe that our intellectual property portfolio, coupled with our supplier relationships and accumulated experience in the near-eye display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, and patents are critical to our success and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, including manufacturing processes and procedures, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment and non-competition agreements with us.

Our technologies enable us to provide low-cost, small form factor, high-resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 88 issued U.S. and foreign patents and 96 pending U.S. and foreign patent applications. We are also currently preparing several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates to July 6, 2041. In addition, in connection with the sale of our defense division in 2012, we received a worldwide, royalty-free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have 7 registered U.S. trademarks and 53 trademark registrations worldwide.

Competitors

The near-eye wearable computer or personal display and mobile device industry in which we operate is highly competitive and evolving rapidly. We compete against both direct view display technology in smart phones and tablets and wearable display technology. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, AR capabilities, ergonomics, style, hands free capabilities and, finally, the interactive capabilities of the overall display system.

Aside from direct view displays, we also have competitors who produce near-eye personal displays or wearable displays. For the past decade, most of these products were mainly low-resolution, bulky in size, ergonomically deficient, costly, and heavy in their power requirements.

Competition – Binocular Wearable Display Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using micro-displays. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Microsoft Corporation, Avegant Corp., Osterhout Design Group (ODG), Oculus/Facebook, HTC Corporation, Razer Inc. and many others. Many of these firms have discontinued their efforts while others have introduced VR viewers themselves such as HTC, HP and Lenovo. We believe these competitive products have received limited customer acceptance due to their being bulky and having non-user-friendly designs. Other companies that have stated their intention to enter this market when their product development is complete with either finished products or components with optics and display engines are Lumus, WaveOptics, Digilens, and Microvision Corporation.

As an alternative to micro-display-based head worn display systems, most manufacturers have moved to using larger display panels that are typically found in smart phones. Enhanced versions of these VR goggles along with systems possessing improved performance and reduced pricing have been regularly introduced by many of these firms and others, including new models which do not have to be connected with a PC to operate. Facebook’s Oculus group has been a recent leader with these models.

Additionally, numerous manufacturers offer head worn goggle attachments for smart phones that are designed to be used for VR applications. These devices contain simple optics that allow the user to insert their smart phone into the device and view their phone screen very close to their eyes and can offer an inexpensive way for owners of compatible smart phones to experience virtual reality. While inexpensive, we believe all these units are very bulky relative to the wearer’s head, offer limited, but improving resolution to each eye, and often have less than clear optical performance across their viewing area. We expect that, as the market grows and matures and as the technology becomes more refined, more companies may compete with us.

Competition – AR Glasses

In the AR markets, there are currently few competitors with most of this market currently aimed at the high-end and research markets. Companies that have offered or are offering products or intending to do so in this area include Microsoft Corporation, Meta, Sony Corporation, Epson, Atheer, Inc., DAQRI, Magic Leap, ODG, Nreal and CastAR. Today many of these products are fairly bulky and tethered to an external controller. Many are being sold as AR Smart Glasses and are currently targeted at enterprise and academic researchers. The most complete and functional systems today are the Microsoft Hololens II and the Magic Leap One, both of which cost $2,295 - $3,500 per unit.

Further, industry bloggers have speculated that companies such as Apple, Google, and Oculus/Facebook may offer or support AR wearable display products in the future, but to date, no specific product launch details have been officially announced.

Competition – Monocular Smart Glasses and Wearable Display Products

Although several companies produce monocular wearable displays, we believe that sales of their products have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Competitors in these markets include or have included: Liteye Systems, Inc., Lumus, Shimadzu Corporation, Sony Corporation, Kopin Corporation, Zebra Technologies (inclusive of the business unit formerly part of Motorola), Creative Display Systems, Brother, Google, Garmin, BAE Systems, Six-15 Technologies, LLC (the purchaser of our defense division), Lenovo, Optinvent, RealWear, Focals by North, and Rockwell Collins.

Google’s wearable display device, named Google Glass, was a headset product with similar form and function to our M100 Smart Glasses. Google introduced the Google Glass 2 for Enterprise in 2019 with sales originally restricted to software and system integrators.

Several Japanese electronics companies including Hitachi, Murata Manufacturing Co., Sony Corporation, WESTUNITIS, and Olympus have or had announced monocular smart glasses systems for industry and many have exited the business over the last two years. There are also several Chinese based companies that have been showing monocular smart glasses products, including Lenovo but their sales activities thus far have been somewhat limited and focused on Asia. We expect that we will encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

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

Competition – Waveguides and Display Engines

There are a limited number of manufacturers of waveguide optics, all targeted at OEM producers of AR and smart glasses. Competitors to our waveguide products include Lumus, WaveOptics, Digilens, Optinvent and several others. Several new waveguide manufacturers from China have begun demonstrating their solutions at recent trade shows.

Sales and Marketing

Sales

Our strategy is to sell our products and components both directly and through distributors and value-added resellers (VARs – also referred to as Vuzix Integration Partners or VIPs), and on a select basis to OEMs. As a result, we have distinct strategies for the sales of our products.

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

We currently sell our products internationally through resellers, direct to commercial customers, and via online stores and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the European Union (including the UK, the “EU”). In Japan, we have a branch sales and service office and a small warehouse in Tokyo. We employ two full-time staff in Japan. We have a wholly-owned subsidiary, Vuzix (Europe) Limited, through which we conduct our business in the EU and Middle Eastern markets. We maintain a small European sales office in Oxford, England that is staffed by full time sales consultants. For warehousing, we have contracted with a third-party fulfillment center based in the UK to service our customers in the EU. We also currently serve other APAC customers through a North American West Coast sales office.

For customer support for the Americas and Europe, Middle East and Africa (EMEA), we have contracted with a third-party end user technical support firm that provides 16 hours of customer and technical support daily.

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

Marketing

Our marketing and sales group in conjunction with external firms is responsible for product management, planning, advertising, marketing communications, and public relations. We have both internal and external public relations efforts in the U.S. and UK. We also employ marketing firms to help prepare brochures, packaging, tradeshow messaging and advertising campaigns, focused on either the enterprise or consumer end markets. Most of our products are currently sold under the Vuzix brand name. We seek to have Vuzix become known as one of the premier suppliers of wearable display products for enterprise applications and AR smart glasses. We currently undertake specific marketing activities as needed, including, but not limited to:

●	product reviews, case studies and promotions in trade publications;
●	case studies on successful enterprise uses of Smart Glasses and AR;
●	product and technology views for our website and social media;
●	internet and search engine advertising and targeted emails;
●	public relations; and
●	trade shows and event sponsorships.

We engage in select marketing efforts that are intended to drive customers to our products and to grow awareness of our AR Smart Glasses and wearable displays in general. Public relations and product videos are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants. We intend to focus our marketing efforts for the next 12 months on:

●	distinguishing our AR Smart Glasses products from current competitors and by offering products with superior performance and advanced optics relative to those of our competitors;
●	working with third-party software developers to support the unique capabilities of our new products; and
●	creating brand awareness with the press and general public of Vuzix and our products, with particular emphasis on our new forthcoming waveguide-based products.

Our Smart Glasses are sold through valued-added resellers, direct to end customers, through our webstore and through a limited number of third party online stores, such as Amazon. Our website, www.vuzix.com, is an important part of our direct sales efforts.

Engineering Services and OEM Products

We primarily respond to sales inquiries for our engineering services programs and OEM component requests directly and usually in response to inbound inquiries. We do not offer “works for hire” services at Vuzix but rather offer our services to opportunities that could result in advancing our technology or end up in a long-term supply or OEM relationship. We believe we have established a strong reputation for quality, performance, and innovation for wearable near-eye display systems that will be attractive to many types of commercial users who want to leverage our services and products within their businesses. Our design and engineering staff are actively involved with customers during all phases of prototype design through production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance.

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

Manufacturing

We purchase product components from our suppliers, engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies, and now do the final assembly of our products primarily in our West Henrietta, New York based facility. From 2016 to the summer of 2019, we used primarily contract manufacturers in China to assemble our products. We are experienced in the successful production of our products in moderate volumes. Our current facilities are capable of tens of thousands of finished products in total annually, and we believe producing out of these facilities at these levels is more economical and easier to manage than through third parties. We also manufacture all our waveguide optics in our cleanroom environments at our West Henrietta, New York facility. We evaluate contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers. However, we also expect to manufacture all our waveguide optics only at our West Henrietta, New York facility.

We currently purchase almost all of the micro-displays used in our products from Sony Corporation and Texas Instruments. Our relationship with these micro-display suppliers is generally on a purchase order basis and none have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis, nor do we have any contractual obligation to purchase micro-displays from them. We have operated this way for over a decade with these suppliers. Our Cobra II display engine is based on our proprietary design and is exclusively manufactured for us by a firm in Asia and it incorporates a DLP engine from Texas Instruments. We generally procure our other non-micro-display components and products from our vendors on a purchase order basis without any long-term commitments. Many of the raw materials used in our components are standard to the consumer electronics and computer industry. We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. In some cases, we procure specific components and either sell them or consign them to our contract manufacturers. Products are either shipped to our customers or shipped to our West Henrietta, New York headquarters to be inventoried as finished goods. We currently use several manufacturing sources in Asia where we have located some of our tooling.

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

Employees

As of March 15, 2021, we had 97 full-time employees in North America, of which 42 are in research and development and engineering services support. In Japan we have 2 full-time employees to manage our Asian sales activities. In England we have 2 full-time contractors to manage our European sales and marketing activities.

Information about Geographic Revenue

Information about geographic revenue is described in Note 17, “Geographic and Other Financial Information” in the notes to our consolidated financial statements.

History - Corporate

We were incorporated in Delaware in 1997 as VR Acquisition Corp. In 1997, we acquired substantially all of the assets of Forte Technologies, Inc. (Forte), which was engaged in the manufacture and sale of Virtual Reality headsets and the development of related technologies. Forte was originally owned and controlled by Kopin Corporation, one of our prior micro-display suppliers. Most of the technologies developed by Forte are now owned and used by us.

Reference in this report to “Vuzix”, the “Company”, “we,” “us,” “our” and similar words refer to Vuzix Corporation and its wholly-owned subsidiary.

Item 1A.     Risk Factors

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

Summary of Risk Factors:

●	We have incurred net losses since our inception and may continue to incur losses.
●	We operate in a highly competitive market and the size, resources and brand name of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.
●	We depend on advances in technology by other companies and if those advances do not materialize, some of our anticipated new products could be delayed or cancelled.
●	Our products could infringe on the intellectual property rights of others.
●	If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

Risks Related to Our Business

We have incurred net losses since our inception and may continue to incur losses.

We reported a net loss of $17,952,172 for the year ended December 31, 2020, a net loss of $26,476,370 for the year ended December 31, 2019, and a net loss of $21,875,713 for the year ended December 31, 2018. We have an accumulated deficit of $162,694,983 as of December 31, 2020.

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

The market for head-worn display devices, including AR and Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, LG Electronics (LGE), HTC, Lenovo, and large software and other products companies such as Alphabet Inc. (Google), Microsoft Corporation, Facebook and Snap. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

●	longer operating histories;

●	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;
●	broader distribution and established relationships with channel partners;
●	access to larger established customer bases and known branding;
●	greater resources to fund research and development and to make acquisitions;
●	larger intellectual property portfolios; and
●	the ability to bundle competitive offerings with other products and services.

Moreover, smartphones, tablets, and new wearable devices with ever growing larger video display screens, including foldable and expandable screens, and ever increasing computing power have significantly improved the mobile personal computing experience. In the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Lenovo, Fitbit, Google, Snap, Garmin, Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any of which could substantially harm our business and results of operations.

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

We cannot currently rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Historically, our OEM customers are required to give us rolling forecasts and issue non-cancellable purchase orders but they have options to reschedule or pay cancellation fees. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development costs are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls. As a result of our lack of long-term purchase orders and purchase commitments, we may experience a rapid decline in our sales.

As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below expectations of investors or public market analysts, the price of our common stock could fall substantially.

If we do not effectively maintain and further develop our sales channels for our products, including developing and supporting our value added resellers (VARs), distributors and retail sales channels, our business could be harmed.

We depend upon effective sales channels to assist us in reaching the customers who are the ultimate purchasers of our Smart Glass and AR products. We primarily sell our products either from our in-house sales team directly to enterprise, medical and end users or through our website and VARs.

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

The mobile display market is dominated by displays larger than one-inch, most of which are based on direct view liquid crystal display, or LCD and organic light emitting display, or OLED technology. A number of companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, handheld direct view LCDs and OLED displays. Many of the leading manufacturers of these larger direct view LCDs, including LG Electronics, Royal Philips Electronics, Samsung Electronics Co., Ltd., Sony Corporation, HiMax, Omnivision, Citizen, and Sharp Corporation, are large, established companies with global marketing capabilities, widespread brand recognition and extensive financial resources. Advances in direct view LCD and OLED technology or other technologies, including foldable and stretchable displays may overcome their current market limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our near-eye display and computing technology and cause our business strategy to fail.

It is difficult to assess or predict with any certainty the potential size, timing and viability of market opportunities for our micro-display-based AR Smart Glasses products or their level of market acceptance. Market acceptance of AR and Smart Glasses technology will depend, in part, upon end-user acceptance of near-to-eye displays and upon micro-display technology providing benefits comparable to or greater than those provided by alternative direct view display technology at a competitive price. Smart Glasses and AR products work best when used close to the eye, which may not be acceptable to consumers. Such acceptance may depend on the relative complexity, reliability, usefulness and cost-effectiveness of our near-eye display products compared to other display products available in the market or that may be developed by our competitors. In addition, our products are not designed for a shared experience amongst multiple viewers at the same time. Potential customers may be reluctant to adopt our Smart Glasses and AR products because of concerns surrounding perceived risks relating to use and the fact that it is a new technology. Further, over half the world’s adult population needs some level of vision correction which adds complexities in the design and ergonomics of any AR Smart Glasses products. If end-users fail to accept near-to-eye displays in the numbers we anticipate or as soon as we anticipate, the sales of our Smart Glasses and AR products and our results of operations would be adversely affected and our business strategy may fail.

There are a number of competing providers of micro-display-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal wearable display market.

In addition to competing with direct view displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Our primary personal display competitors are or have included Carl Zeiss, Inc., Sony, Epson, Alphabet (Google), Brother International, 5DT Inc., eMagin Corporation, Facebook (Oculus), Avegant, Kopin Corporation, Magic Leap, Lenovo, Microsoft, HTC, MicroVision, Inc., Lumus Ltd., Kaiser Electro Optics Inc., Garmin, Optinvent, HTC Valve, LGE, N-Real, Epson, Zebra and Accupix of Korea. Numerous other start-up companies have announced their intentions to offer smart glasses and AR products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer AR glasses in the near future.

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

We generally provide a one-year warranty on all of our products, except in certain European countries where it can be two years if it is deemed a consumer-focused product. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease retailer, VAR, distributor and consumer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

Our products could likely experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 88 issued U.S. and foreign patents and 96 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

●	we were the first to conceive, reduce to practice, invent, or file the inventions covered by each of our issued patents and pending patent applications;
●	others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;
●	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;
●	we will develop additional proprietary products, services, technologies or designs that are patentable; or

●	the patents of others will have an adverse effect on our business.

The patents we own or license and those that may be issued to us in the future may be challenged, invalidated, rendered unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could replicate our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. We cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies’ patents.

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

Even in those jurisdictions where we are able to register our trademarks, competitors may adopt or apply to register similar trademarks to ours, may register domain names that mimic ours or incorporate our trademarks, or may purchase keywords that are identical or confusingly similar to our brand names as terms in Internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our products and services. If we are not successful in proving that we have prior rights in our marks and arguing that there is a likelihood of confusion between our marks and the marks of these third parties, our inability to prevent these third parties from using such may negatively impact the strength, value and effectiveness of our brand names and our ability to market our products and prevent consumer confusion.

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

Many of our various reseller relationships for our Smart Glasses and AR products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some typical distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business, and in particular while our staff is relatively small with just under 100 employees, we are dependent upon the active participation of several key management personnel, including Paul Travers, our President and Chief Executive Officer. Mr. Travers is critical to the strategic direction and overall management of our company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition and operating results. We do not carry key person life insurance on any of our senior management or other key personnel other than our CEO. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in West Henrietta, New York. If he becomes unable to legally or efficiently travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

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

Our product technology and manufacturing processes are evolving which can result in production challenges and difficulties. We may be unable to produce our products in sufficient quantity and quality to maintain existing customers and attract new customers. In addition, we may experience manufacturing problems which could result in delays in delivery of orders or product introductions. We currently do not have full equipment redundancy in our manufacturing facility. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment, we may be unable to supply products to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions in the past and no assurance can be given that we will not lose potential sales or be able to meet production orders due to future production interruptions in our manufacturing lines.

Our waveguide and display engine products are subject to lengthy OEM development periods.

We intend to sell some of our waveguide and display engines with micro-displays to OEMs with the objective that they then incorporate them into products they sell. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM products is significant, often with a duration of between one to two years. If our products fail to meet our eventual OEM customers’ cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, microprocesors, wireless chips, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. If any of these third-party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us, we would be unable to manufacture and sell our products until a suitable replacement supplier could be found. We may be unable to find, if and when needed, a replacement third-party contractor or supplier on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our business to be unsuccessful.

Risks Related to Our Common Stock

The rights of holders of common stock may be impaired by the possible future issuance of additional preferred stock.

Our Board of Directors has the right, without approval of the holders of our common stock, to issue additional preferred stock with voting, dividend, conversion, liquidation and other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change-of-control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock, we may issue these shares in the future.

We have not paid dividends in the past and do not expect to pay dividends in the future on our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, and other business and economic factors affecting us at such time as our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on a stockholders’ investment will only occur if our stock price appreciates. In January 2021, we negotiated with the holder of our outstanding shares of Series A Preferred Stock that was entitled to certain dividends prior to payments of dividends to holders of common stock, and such holder was paid in cash for accrued dividends as part of the conversion of all of the Series A Preferred Stock. There are no accrued dividends currently payable to holders of our common or prior preferred stock, and no preferred stock is currently outstanding.

Our stock price may be volatile in the future.

The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products introduced by us or our competitors, general conditions in the wireless communications, semiconductor and display markets, changes in earnings estimates by analysts or other events or factors. In addition, the public stock markets recently have experienced extreme price and trading volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

General Risk Factors

Our future growth and profitability may be adversely affected if our marketing initiatives are not effective in generating sufficient levels of our product and brand awareness.

Our future growth and profitability from our enterprise and prosumer products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

●	create awareness of our brand and products;
●	convert customer awareness into actual product purchases;
●	effectively manage marketing costs (including creative and media) in order to maintain acceptable operating margins and return on marketing investment; and
●	successfully offer to sell our products or license our technology to third-party companies for sale under their own brand name as OEM partners.

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

Due to our significant level of international operations, including the use of foreign suppliers and contract manufactures, we are subject to international operational, financial, legal, political and public health risks which could harm our operating results.

We purchase product components from our suppliers and engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies. We moved the assembly of our finished products to our plant in West Henrietta, New York in late summer 2019. Additionally, we use our West Henrietta, New York facility for the production of waveguides and their related display engines and intend to do so for some time. In the future, our mature products could have their final assembly performed outside the United States. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

●	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;
●	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, export controls, export licenses, import controls and other trade barriers;
●	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;
●	political or public health instability, including global pandemics, in the countries in which our suppliers operate;
●	changes or volatility in currency exchange rates; and
●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles.

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration introduced a list of thousands of categories of goods that began facing tariffs of up to 25%, inclusive of many components and services we have performed in China. These tariffs currently affect some of our products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products also, which may further result in a loss of customers and harm our operating performance. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has indicated and demonstrated its intent to alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from China, countries in EMEA and other countries. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened, present particular risks for us. Tariffs already implemented are having an adverse effect on certain of our products and threatened additional tariffs could adversely affect more or all of our products. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. A trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished. Uncertainty surrounding international trade policy and disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect, and may result in adverse quarterly financial results or fluctuations in our quarterly financial results. As a result, changes in international trade policy, changes in trade agreements and tariffs could adversely affect our business, results of operations and financial condition.

Any significant disruption to our ecommerce business could result in lost sales.

Our sales through our ecommerce channel have been growing. Sales through vuzix.com and our related EU, UK and Japanese web stores generally have higher profit margins than sales through resellers, VARs and distributors. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct to consumer ecommerce business through vuzix.com depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, identity information thefts, denial-of-services attacks, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that would adversely affect our operating results.

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

We collect, store, process and use our customers’ personally identifiable information and other data in our transactions with them, and we rely on third parties that are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the General Data Protection Regulation (the "GDPR"), which came into effect in the EU and the State of California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. These regulations require companies that process information to make new disclosures to consumers about their data collection, use and sharing practices, allows consumers to opt out of certain data sharing with third parties and provides a new cause of action for data breaches. Further, data protection legislation is also becoming increasingly common in the United States at both the federal and state level. The burdens imposed by these and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

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

The replacement and expansion of our products places a significant strain on our management, operations and engineering resources. Specifically, the areas that are strained most by these activities include the following:

●	New Product Launches: With the changes in and growth of our product portfolio, we will experience increased complexity in coordinating product development, manufacturing, and shipping. As this complexity increases, it places a strain on our ability to accurately coordinate the commercial launch of our products with adequate supply to meet anticipated customer demand and effectively market to stimulate demand and market acceptance. We have experienced delays in the past. If we are unable to scale and improve our product launch coordination, we could frustrate our customers and lose possible retail shelf space and product sales;
●	Existing Products Impacted by New Introductions: The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We may also provide price protection to some of our retailers as a result of our new product introductions and reduce the prices of existing products. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed; and
●	Forecasting, Planning and Supply Chain Logistics: With the changes in and growth of our product portfolio, we will experience increased complexity in forecasting customer demand, in planning for production, and in transportation and logistics management. If we are unable to scale and improve our forecasting, planning, production, and logistics management, we could frustrate our customers, lose product sales or accumulate excess inventory.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We operate the majority of our business from one location in West Henrietta, New York (a suburb of Rochester). We also rely on third-party manufacturing plants in the US and Asia and third-party logistics, sales and marketing facilities in Japan and England, and in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

We do not control our component suppliers, service providers and contract manufacturers or currently require them to comply with a formal code of conduct, and actions that they might take could harm our reputation and sales.

We do not control our component suppliers, service providers and contract manufacturers, including their labor, environmental or other practices, or require them to comply with a formal code of conduct. Though we conduct periodic visits to some of our contract manufacturers and suppliers, these visits are not frequent or thorough enough to detect non-compliance with applicable laws and good industry practices. A violation of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation. In addition, we may choose to seek alternative manufacturers or suppliers if these violations or failures were to occur. Identifying and qualifying new manufacturers or suppliers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. Other consumer products companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation, reduce demand for our products and harm our ability to meet demand if we need to identify alternative manufacturers or suppliers.

We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain, may increase our costs, and we may be unable to meet the demands of our customers and end-users on a timely basis.

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

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Further the electronic components we utilize can go end-of-life due to technological changes, which can require us to invest in implementing costs and the potential for the forced obsolescence of other related items. We have in the past experienced end-of-life issues and expect to see more shortages in the future, as such the availability of these components may be unpredictable.

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

We do not currently own or operate any manufacturing facilities for any types of micro-displays, one of the key components in our products. Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. We currently purchase almost all of the micro-displays used in our Smart Glasses products from Sony Corporation and Texas Instruments. Our relationship with these companies generally is on a purchase order basis and these firms do not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. These firms could discontinue sourcing merchandise for us at any time. If any of these firms were to discontinue its relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Several new LCOS, alternative OLED, as well as micro-LED suppliers have begun offering micro-displays suitable for use in our products. With new tooling and electronics, any one of these alternative displays could be incorporated into our products but our costs of production could be higher, they may offer less performance, and, as a result, may make our products too costly and less desirable.

Additional stock offerings in the future may dilute then existing stockholders’ percentage ownership of our company.

Given our capital plans, needs and expectations, we may issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then existing stockholders.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14586 (a suburb of Rochester). This facility houses our office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. The base rent contractual payment obligations under this operating lease is currently $544,000 per year. The lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. As of June 25, 2020, the Company exercised the first of the two renewal terms, extending our current lease expiration date to October 3, 2023. We believe that our West Henrietta facility is in good operating condition and currently adequately serves our needs.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $8,700 per year. We lease this location pursuant to a renewable one-year lease which is scheduled to expire on September 30, 2021.

In Tokyo, Japan, we rent 577 square feet of office space at a cost of approximately $71,000 per year. We lease this location pursuant to a renewable one-year lease which was scheduled to expire on February 28, 2021. We have renegotiated another one-year lease with similar terms.

Item 3.     Legal Proceedings

We are not currently involved in any actual or pending material legal proceedings or litigation, and we are not aware of any such proceedings contemplated by or against us or our property, except as follows:

On or about December 16, 2019, Throop, LLC (“Throop”) filed a patent infringement lawsuit in the United States District Court for the Central District of California against the Company.  The complaint alleges that certain Vuzix products (which have yet to be sufficiently identified) infringe claims of U.S. Patent No. 7,035,897 and U.S. Patent No. 9,479,726.  Both patents expired on January 14, 2020.  The parties have agreed to a proposed settlement agreement under which Vuzix will pay Throop a nominal sum to settle this and any future actions. This negotiated settlement is currently expected to be finalized before March 31, 2021.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

Our common stock is listed on the NASDAQ Capital Market under the symbol “VUZI”.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the S&P 500 Information Technology index on December 31, 2015. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Holders of Record

As of March 15, 2021, there were 81 holders of record of our common stock.

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

Shares of Series A Preferred stock were entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at our discretion. On January 28, 2021, the holder converted all of its shares of Series A Preferred Stock into 4,962,600 shares of common stock. The shares of Series A Preferred were retired and cannot be reissued. On the same date, the Company and the holder entered into a Dividend Settlement Agreement pursuant to which the holder agreed to accept $10,000,000 in cash in full payment of all accrued Series A Preferred Stock dividends in the approximate amount of $10,800,000.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2020.

Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Securities –

●	During the three months ended December 31, 2020, we issued 43,854 shares of common stock as a result of employee stock option exercises.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2020.

	Number of	Weighted
	Securities to	Average
	be Issued	Exercise Price	Number of
	Upon Exercise	of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future Issuance
Plan Category	Rights	Rights	(1)
Equity compensation plans approved by security holders	2,633,175	$3.09	6,583,033
Equity compensation plans not approved by security holders	—	—	—
Total	2,633,175	$3.09	6,583,033
(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under our 2014 Equity Incentive Plan. The 2014 Plan (as amended) has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan automatically increases each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 20% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased. Refer to Note 13 for further details.

Item 6.   Selected Financial Data

We derived the selected consolidated statements of operations data for 2020, 2019 and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018, 2017 and 2016 are derived from consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read this data together with our “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	For Years Ended December 31,
	2020	2019	2018	2017	2016
Sales of Products	$10,081,209	$5,997,453	$7,692,102	$4,548,689	$1,987,878
Sales of Engineering Services	1,500,287	673,151	402,266	989,064	139,500

Total Sales	11,581,496	6,670,604	8,094,368	5,537,753	2,127,378

Cost of Sales — Products	9,371,849	10,906,992	6,072,476	5,269,900	3,251,906
Cost of Sales — Engineering Services	282,038	171,733	253,610	944,451	39,060

Total Cost of Sales	9,653,887	11,078,725	6,326,086	6,214,351	3,290,966

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,927,609	(4,408,121)	1,768,282	(676,598)	(1,163,588)
Operating Expenses:
Research and Development	7,568,074	8,900,837	10,378,728	6,706,690	6,947,878
Selling and Marketing	4,039,772	4,215,611	4,822,639	3,694,913	3,394,580
General and Administrative	6,915,213	6,600,092	6,973,238	6,126,335	5,114,139
Depreciation and Amortization	2,458,482	2,441,581	1,469,664	998,528	770,668
Impairment of Software Development Costs	—	—	196,223	—	—
Loss on Product Discontinuance and (Gain) on Vendor Credit	—	—	(211,416)	1,151,482	1,124,401
Impairment of Patents and Trademarks	73,532	—	—	—	20,506

Total Operating Expenses	21,055,073	22,158,121	23,629,076	18,677,948	17,372,172
Loss from Operations	(19,127,464)	(26,566,242)	(21,860,794)	(19,354,546)	(18,535,760)

Other Income (Expense), Net	1,175,292	89,872	(14,919)	(278,956)	(714,322)

Loss Before Provision for Income Taxes	(17,952,172)	(26,476,370)	(21,875,713)	(19,633,502)	(19,250,082)
Provision for Income Taxes	—	—	—	—	—

Net Loss	(17,952,172)	(26,476,370)	(21,875,713)	(19,633,502)	(19,250,082)
Preferred Stock Dividends	(2,056,150)	(1,931,860)	(1,820,168)	(1,714,934)	(1,620,048)
Loss Attributable to Common Stockholders	$(20,008,322)	$(28,408,230)	$(23,695,881)	$(21,348,436)	$(20,870,130)

Basic and Diluted Loss per Share	$(0.53)	$(0.94)	$(0.87)	$(1.02)	$(1.23)
Weighted-average Shares Outstanding – Basic and Diluted	38,109,765	30,348,452	27,182,560	21,013,907	16,908,544

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:
Cash, Cash Equivalents, and Marketable Securities	$36,069,508	$10,606,091	$17,263,643	$14,889,636	$14,533,944
Working Capital	41,959,763	16,438,851	22,706,430	15,807,364	13,808,094
Total Assets	52,471,484	28,446,465	35,133,640	26,833,253	22,345,260
Total Long-Term Liabilities	—	—	—	18,331	201,464
Accumulated Deficit	(162,694,983)	(144,742,811)	(118,266,441)	(96,472,452)	(76,838,950)
Total Stockholders’ Equity	48,303,185	24,240,443	30,456,975	21,379,713	17,721,837

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, and consumer markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in micro-display projection engines, waveguides, ergonomics, packaging, and optical systems.

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

Valuation of Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average first-in, first-out method. Inventory includes purchased parts and components, work in process and finished goods. Provisions for excess, obsolete or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing to sales, production, and after-sale support. If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to net realizable values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

During the year ended December 31, 2020, the Company reserved for (i) fifty percent of its finished goods inventory on hand and all of its component parts related to its M300XL Smart Glasses product, as they are at a disadvantaged selling position against our newer, improved M400 product introduced in the fall of 2019 and our new M4000 product introduced in September 2020 and (ii) all of its finished goods inventory related to its Smart Swim product, as sales of this product have been negligible largely due to decreased venues for its use due to the current pandemic. The total reserve write-down recorded at December 31, 2020 was $773,235. In addition, the Company had previously written-down $500,600 through the third quarter of 2020 for the components parts related to its original Blade and Smart Swim products. The write-down and obsolescence provision totaled $1,273,835 and $4,572,659 for the years ended December 31, 2020 and 2019, respectively. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different from historical results. No impairment charges on tooling and equipment were recorded in 2020, 2019 or 2018.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. There was an impairment charge of $73,532 recorded in 2020 and nil in 2019 and 2018. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $1,593,049 as of December 31, 2020, because management believes that this value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The unamortized software development costs remaining were valued (net of accumulated amortization) at $458,333 as of December 31, 2020, because management believes that this value is recoverable.

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”, as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping terms and revenue is recognized as our products ship to customers, as control is transferred at that point in time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2020 and 2019, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

Revenue from engineering consulting and other services is recognized at the time the services are rendered. The Company accounts for its longer-term development contracts, which to date have all been firm fixed-priced contracts, on the percentage-of-completion method, whereby income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. The percentage-of-completion is determined using the cost-to-cost method. To date, all such contracts have been less than one calendar year in duration.

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

Stock-Based Compensation Expense

Our Board of Directors approves grants of stock awards and options to employees to purchase our common stock. Stock-based compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market.

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

In addition, the calculation of our deferred taxes involves dealing with uncertainties in the application of complex tax regulations. As a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company currently has no uncertain tax positions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2020 and December 31, 2019

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
			Dollar	% Increase
	2020	2019	Change	(Decrease)
Sales:
Sales of Products	$10,081,209	$5,997,453	$4,083,756	68%
Sales of Engineering Services	1,500,287	673,151	827,136	123%

Total Sales	11,581,496	6,670,604	4,910,892	74%

Cost of Sales:
Cost of Sales — Products Sold	8,098,014	6,334,333	1,763,681	28%
Cost of Sales — Inventory Reserve for Obsolescence	1,273,835	4,572,659	(3,298,824)	(72)%
Cost of Sales — Engineering Services	282,038	171,733	110,305	64%

Total Cost of Sales	9,653,887	11,078,725	(1,424,838)	(13)%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,927,609	(4,408,121)	6,335,730	NM
Gross Profit (Loss) %	17%	(66)%

Operating Expenses:
Research and Development	7,568,074	8,900,837	(1,332,763)	(15)%
Selling and Marketing	4,039,772	4,215,611	(175,839)	(4)%
General and Administrative	6,915,213	6,600,092	315,121	5%
Depreciation and Amortization	2,458,482	2,441,581	16,901	1%
Impairment of Patents and Trademarks	73,532	—	73,532	NM %

Loss from Operations	(19,127,464)	(26,566,242)	7,438,778	(28)%

Other Income (Expense):
Investment Income	41,120	252,416	(211,296)	(84)%
Other Taxes	(103,833)	(110,269)	6,436	(6)%
Foreign Exchange Loss	(67,895)	(52,275)	(15,620)	30%
Gain on Debt Extinguishment, net of Loss on Note Receivable	1,305,900	—	1,305,900	NM

Total Other Income, Net	1,175,292	89,872	1,085,420	1,208%

Net Loss	$(17,952,172)	$(26,476,370)	$8,524,198	(32)%

Sales.   There was an increase in total sales for the year ended December 31, 2020 from those in 2019 of $4,910,892 or 74%. The following table reflects the major components of our sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2020	Total Sales	December 31, 2019	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$9,948,554	86%	$4,798,910	72%	$5,149,644	107%
Sales of OEM Products	—	—%	951,570	14%	(951,570)	(100)%
Sales of Waveguides & Display Engines	—	—%	152,499	2%	(152,499)	(100)%
Sales Freight out	132,655	1%	94,474	2%	38,181	40%
Sales of Engineering Services	1,500,287	13%	673,151	10%	827,136	123%
Total Sales	$11,581,496	100%	$6,670,604	100%	$4,910,892	74%

Sales of Smart Glasses products for the year ended December 31, 2020 rose by 107% over the same period in 2019, primarily the result of stronger customer demand for our new M-Series models, which were not available for sale for the entire comparable period in 2019. Sales revenues from our M-Series Smart Glasses were $8,406,623, a 112% increase of $4,432,628 over the prior year’s comparable period. Total M-Series unit sales increased by 109% for the year ended December 31, 2020 versus the same period in 2019. Revenues of Blade Smart Glasses decreased by $240,747 or 14%, primarily driven by lower average sales price as compared to 2019.

Sales of OEM Products were nil for the year ended December 31, 2020 as compared to $951,570 in the 2019 period. No new further customer orders for those particular OEM products have been received since spring of 2019 and none are currently contemplated from that customer going forward.

Sales of Standalone Waveguides and Display Engines for the year ended December 31, 2020 were nil versus $152,499 in the prior year’s comparable period. These are made-to-order products and no new orders were received in the 2020 period, outside of small deliveries under our current engineering services programs.

Sales of Engineering Services for the year ended December 31, 2020 were $1,500,287 as compared to $673,151 in the 2019 comparable period. The revenue recognized in the year ended December 31, 2020 for engineering services was primarily a result of several waveguide and display engine development projects which commenced in the first and second quarters of 2020. The majority, all but two, of these projects were completed and delivered in 2020.

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

	Year Ended	As % Related	Year Ended	As % Related	Dollar	% Increase
	December 31, 2020	Product Sales	December 31, 2019	Product Sales	Change	(Decrease)
Product Cost of Sales	$5,401,077	54%	$3,817,689	64%	$1,583,388	41%
Freight Costs	696,340	7%	666,115	11%	30,225	5%
Manufacturing Overhead	1,614,964	16%	1,744,517	29%	(129,553)	(7)%
Warranty Costs	45,005	0%	(119,154)	(2)%	164,159	(138)%
Amortization of Software Development Costs	271,667	3%	100,000	2%	171,667	172%
Software Royalties	68,961	1%	125,166	2%	(56,205)	(45)%

Total Cost of Sales — Products Sold	8,098,014	80%	6,334,333	106%	1,763,681	28%

Gross Profit (Loss) — Before Reserve for Obsolescence	1,983,195	20%	(336,880)	(6)%	2,320,075	689%

Cost of Sales — Inventory Reserve for Obsolescence	1,273,835		4,572,659		3,298,824	72%

Gross Profit (Loss) — Products Total	709,360		(4,909,539)		5,618,899	114%

Gross Profit — Engineering Services	1,218,249		501,418		716,831	143%

Total Gross Profit (Loss)	$1,927,609		$(4,408,121)		$6,335,730	144%

For the year ended December 31, 2020, we reported an overall gross profit from product sales, before inventory obsolescences, of $1,983,195 as compared to a gross loss of $336,880 in the same period in 2019. On a product cost of sales basis only, product direct costs were 54% of sales in the 2020 period as compared to 64% in 2019, primarily driven by higher margins earned on the M400 in 2020 versus that of the M300 series in the same period in 2019, a period when the M400 was not yet available for sale until the fourth quarter. Product margin was also positively impacted by the sales of some older M-series products that were fully reserved for obsolescence in prior periods.

Manufacturing overhead costs for the year ended December 31, 2020 decreased by $129,533 or 7% and, as a percentage of total product sales, decreased to 16% from 29% over the same period in 2019. There was warranty expense of $45,005 for the year ended December 31, 2020 as compared to a gain of $119,154 in the same period in 2019, as in 2019 warranty returns were substantially less than the amounts that had been previously provisioned for.

In addition to its normal Reserve for Obsolescence provision, for the year ended December 31, 2020, the Company reserved for (i) fifty percent of its finished goods inventory and all of its component parts related to its M300XL Smart Glasses product, as they are at a disadvantaged selling position against our newer, improved M400 product introduced in September 2019 and our new M4000 product introduced in the fourth quarter of 2020 and (ii) all of its finished goods inventory related to its Smart Swim product, as sales of this product have been negligible largely due to decreased venues for its use due to the current pandemic. The total reserve write-down recorded for the fourth quarter ending December 31, 2020 was $773,235. In addition, the Company had previously written-down $500,600 through the third quarter of 2020 for the component parts related to its original Blade and Smart Swim products. The write-down and obsolescence provision totaled $1,273,835 and $4,572,659 for the years ended December 31, 2020 and 2019, respectively. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

Costs for engineering services for the year ended December 31, 2020 were $282,038 as compared to $171,733 in 2019. The majority of the 2020 period amounts represented the reclassification of our internal R&D wage costs associated with several waveguide development projects. There was a gross profit of $1,218,249 from engineering services for the year ended December 31, 2020 versus $501,418 in the same period in 2019.

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2020	Total Sales	December 31, 2019	Total Sales	Change	(Decrease)
Research and Development	$7,568,074	65%	$8,900,837	133%	$(1,332,763)	(15)%

Research and development costs for the year ended December 31, 2020 decreased by $1,332,763 or 15% as compared to the same period in 2019. This reduction was largely driven by decreases of $1,074,669 in external consulting fees related to our M400 Smart Glasses development work in 2019 and Blade software development, which was completed in 2019; $157,232 in net salary, stock-based compensation and hiring costs as a result of reclassifying research and development wages to engineering services costs of sales; $86,794 in research and development supplies expenses; $83,297 in travel related expenses; $56,916 in rental expenses; partially offset by an increase in external consulting fees of $160,494 related our M4000 development as we brought that product to market in the fourth quarter.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2020	Total Sales	December 31, 2019	Total Sales	Change	(Decrease)
Selling and Marketing	$4,039,772	35%	$4,215,611	63%	$(175,839)	(4)%

Selling and marketing costs for the year ended December 31, 2020 decreased by $175,839 or 4% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in trade shows of $387,459; a $232,607 decrease in external consulting fees paid to foreign sales staff, which were terminated in 2019; a $149,219 decrease in travel related expenses due to 2020 pandemic conditions, partially offset by a $276,007 increase in salary and stock-based compensation expenses; a $192,751 increase in commissions largely due to commissions payable to TDG pursuant to our non-compete agreement amendment (as described in Note 7 of the financial statements); a $59,844 increase in advertising costs; and a $93,399 increase in computer software subscriptions.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2020	Total Sales	December 31, 2019	Total Sales	Change	(Decrease)
General and Administrative	$6,915,213	60%	$6,600,092	99%	$315,121	5%

General and administrative costs for the year ended December 31, 2020 increased by $315,121 or 5% as compared to the same period in 2019. This increase in costs was due: net increase in salary and stock-based compensation expenses of $616,466. The net increase was due to a reduction in cash salaries paid of $230,598, offset by an increase of $847,064 in stock-based compensation, which resulted from the voluntary salary reduction program that the Company implemented in May 2020; an increase in IR and shareholder related expenses of $184,468; an increase in insurance premiums of $87,106; and an increase of $32,628 in computer and software related expenses; partially offset by a decrease in legal fees of $319,831; a decrease in IT and security consulting fees of $150,000; and a decrease in travel related expenses of $184,300 due to 2020 pandemic conditions.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2020 was $2,458,482 as compared to $2,441,581 in the same period in 2019, an increase of $16,901. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction-in-progress, largely offset by a reduction in depreciation expense related to our leashold improvements in our West Henrietta location, which became fully amortized in October 2020.

Other Income (Expense), Net. Total other income, net was $1,175,292 for the year ended December 31, 2020 as compared to income of $89,872 in the period in 2019. The overall increase of $1,085,420 in other income was primarily the result of a net increase in Gain on Debt Extinguishment, net of Loss on Note Receivable of $1,305,900. This net gain resulted from our $1,555,900 gain realized on the forgiveness of our Paycheck Protection Program Loan by the SBA, partially offset by our $250,000 loss on a term note we purchased in 2019; an increase of $15,620 in foreign exchange losses; and a decrease of $211,296 in investment interest income, as interest rates decreased significantly in 2020, as compared to interest rates in 2019.

Provision for Income Taxes.  There were no provisions for income taxes in 2020 or 2019.

Results of Operations for Fiscal Years Ended December 31, 2019 and December 31, 2018

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018	Dollar Change	% Increase (Decrease)
Sales:
Sales of Products	$5,997,453	$7,692,102	$(1,694,649)	(22)%
Sales of Engineering Services	673,151	402,266	270,885	67%

Total Sales	6,670,604	8,094,368	(1,423,764)	(18)%

Cost of Sales:
Cost of Sales — Products Sold	6,334,333	6,072,476	261,857	4%
Cost of Sales — Inventory Reserve for Obsolescence	4,572,659	—	4,572,659	NM
Cost of Sales — Engineering Services	171,733	253,610	(81,877)	(32)%

Total Cost of Sales	11,078,725	6,326,086	4,752,639	75%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	(4,408,121)	1,768,282	(6,176,403)	(349)%
Gross Profit (Loss) %	(66)%	22%

Operating Expenses:
Research and Development	8,900,837	10,378,728	(1,477,891)	(14)%
Selling and Marketing	4,215,611	4,822,639	(607,028)	(13)%
General and Administrative	6,600,092	6,973,238	(373,146)	(5)%
Depreciation and Amortization	2,441,581	1,469,664	971,917	66%
Impairment of Software Development Cost	—	196,223	(196,223)	(100)%
Loss on Product Discontinuance and (Gain) on Vendor Credit	—	(211,416)	211,416	(100)%

Loss from Operations	(26,566,242)	(21,860,794)	(4,705,448)	22%

Other Income (Expense):
Investment Income	252,416	191,755	60,661	32%
Other Taxes	(110,269)	(57,917)	(52,352)	90%
Foreign Exchange Loss	(52,275)	(60,380)	8,105	(13)%
Loss on Asset Disposal	—	(55,172)	55,172	(100)%
Gain on Derivative Valuation	—	(13,873)	13,873	(100)%
Interest Expense	—	(19,332)	19,332	(100)%

Total Other Income (Expense), Net	89,872	(14,919)	104,791	(702)%

Net Loss	$(26,476,370)	$(21,875,713)	$(4,600,657)	21%

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

Component of Cost of Sales	2019	As % Related Product Sales	2018	As % Related Product Sales	Dollar Change	% Increase (Decrease)
Product Cost of Sales	$3,817,689	64%	$3,638,727	47%	$178,962	5%
Freight Costs	666,115	11%	719,062	9%	(52,947)	(7)%
Manufacturing Overhead	1,744,517	29%	1,176,681	15%	567,836	48%
Warranty Costs	(119,154)	(2)%	295,924	4%	(415,078)	(140)%
Amortization of Software Development Costs	100,000	2%	100,000	1%	—	0%
Software Royalties	125,166	2%	142,082	2%	(16,914)	(12)%

Total Cost of Sales — Products Sold	$6,334,333	106%	$6,072,476	79%	$261,857	4%

Gross Profit (Loss) — Before Reserve for Obsolescence	$(336,880)	(6)%	$1,619,626	21%	$(1,956,506)	(121)%

Cost of Sales — Inventory Reserve for Obsolescence	4,572,659	NM	—	NM	4,572,659	NM

Gross Profit (Loss) — Products Total	$(4,909,539)		$1,619,626		$(6,529,167)	(403)%

Gross Profit - Engineering Services	501,418		148,656		352,762	237%

Total Gross Profit (Loss)	$(4,408,121)		$1,768,282		$(6,176,403)	(349)%

For the year ended December 31, 2019, we reported an overall gross loss from product sales, before inventory obsolescence, of $336,880 as compared to a gross profit of $1,619,626 in the prior year. On a product cost of sales basis only, product direct costs were 64% of sales in the 2019 period as compared to 47% in 2018, the increase resulting from: (i) a 33% standalone retail price reduction on the M300XL commencing in the summer of 2019; (ii) lower margins of approximately 60% on our M300XLs that shipped in the third quarter under our M400 EAP launch; (iii) a 30% summer price reduction and a 20% fall price reduction in the retail price of the Blade; and (iv) lower gross margins earned on the M400 smart glasses included in the M400 EAP program over their normal standalone sales price. Manufacturing overhead costs for 2019, as a percentage of total product sales, increased to 29% for 2019 from 15% in 2018, as we have increased our production floor and warehouse space which we first occupied in November 2018, including related personnel, in anticipation of increased Blade manufacturing and the commencement in late September 2019 of M400 production at our West Henrietta, New York facility. There was a negative warranty expense, or gain, of $119,154 for the year ended December 31, 2019. This warranty cost reduction resulted from the following contributing factors: (i) lower product sales volume in 2019 versus 2018, and (ii) lower warranty returns realized against previously provisioned amounts.

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

Costs for engineering services for the year ended December 31, 2019 were $171,733 as compared to $253,610 in 2018. The majority of the 2019 period amounts represented the reclassification of our internal R&D wage costs associated with two waveguide development projects. There was a gross profit of $501,418 from engineering services for 2019 versus $148,656 in the 2018.

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

Liquidity and Capital Resources

Capital Resources.   As of December 31, 2020, we had a cash and cash equivalents balance of $36,069,508, an increase of $25,463,417 from $10,606,091 as of December 31, 2019.

As of December 31, 2020, we had current assets of $45,055,251 as compared to current liabilities of $3,095,488 which resulted in a positive working capital position of $41,959,763. As of December 31, 2019, we had a working capital position of $16,438,851. Our current liabilities are comprised principally of accounts payable, current portion of debt, accrued expenses and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the periods indicated:

	December 31,	December 31,	December 31,
	2020	2019	2018
Net Cash Provided by (used in)
Operating Activities	$(13,964,053)	$(22,355,020)	$(22,542,574)
Investing Activities	(1,485,513)	(3,157,537)	(3,147,794)
Financing Activities	40,912,983	18,855,007	28,064,375

During the year ended December 31, 2020, we used $13,964,053 of cash for operating activities as compared to $22,355,020 for the comparable period in 2019. For the year ended December 31, 2020 we incurred a net loss of $17,952,172, partially offset by non-cash operating expenses of $5,489,119, for a net cash loss of $12,436,288. Net changes in working capital items were $1,527,765 for 2020 with the largest factor resulting from $1,936,050 of investments in inventory and vendor prepayments for M400 components; partially offset by an increase in trade payables of $454,370.

For the year ended December 31, 2020, net loss after adding back non-cash operating expenses, such as depreciation and amortization, stock-based compensation, inventory reserve for obsolescence and net gain on debt extinguishment, was $12,463,053 versus $17,863,773 in the same period of 2019.

During the year ended December 31, 2020, we used $1,485,513 of cash for investing activities, which includes $496,629 for purchases of manufacturing equipment and product mold tooling, $500,000 in the purchase of software operating system license upgrades for our smart glasses platform, and $488,884 of investments in patents and trademarks. For the year ended December 31, 2019, we used a total of $3,157,539 in cash for investing activities.

During the year ended December 31, 2020, we received $40,912,983 in cash from financing activities, which included: (i) $10,582,309 in net proceeds from our sale of equity securities that closed on May 13, 2020, (ii) $1,555,900 in proceeds from the term loan obtained under the Payroll Protection Act, (iii) $14,617,027 in net proceeds from our sale of equity securities that closed on September 9, 2020, (iv) $14,128,527 in proceeds from the exercise of warrants, and (v) $29,220 in proceeds from the exercise of stock options. For the year ended December 31, 2019, we received $18,855,007 from financing activities.

As of December 31, 2020, the Company does not have any current or long-term debt obligations outstanding.

We incurred a net loss for the year ended December 31, 2020 of $17,952,172 and annual net losses of $26,476,370 in 2019 and $21,875,713 in 2018. The Company has an accumulated deficit of $162,694,983 as of December 31, 2020.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. Our operations are financed primarily through the net proceeds from the sale of our equity securities and the exercise of any related warrants. As of December 31, 2020, our principal sources of liquidity consisted of cash and cash equivalents of $36,069,508.

On January 28, 2021, the sole holder converted all of its 49,626 shares of Series A Preferred Stock into 4,962,600 shares of common stock and the shares of Series A Preferred Stock have been retired and cannot be reissued. The Company and holder also entered into an agreement on the conversion date pursuant to which the holder agreed to accept $10,000,000 in full payment of all accrued Series A Preferred Share dividends in the approximate amount of $10,800,000.

Since December 31, 2020, a total of 7,196,378 warrants were exercised on a cash basis resulting in the issuance of 7,196,378 shares of common stock in exchange for proceeds of $34,352,848. This has increased our cash and cash equivalents after the payment preferred dividend payment, to a pro-forma total of $60,422,356 before ongoing operating losses and capital investments since December 31, 2021.

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

We believe our existing cash and cash equivalent balances will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We intend to increase our levels of investing activities for our 2021 fiscal year as compared to 2020, primarily on new product development as well as increase our R&D spending over that of 2020. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions.

To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity financing. The sale of additional equity would result in increased dilution to our stockholders. However, there can be no assurance that we will be able to raise capital in the future or that if we raise additional capital it will be sufficient to execute our business plan at the time

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2020:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,629,514	$512,285	$1,117,229	—	—
Software Licence Obligations	614,000	614,000	—	—	—
Open Purchase Obligations	5,200,000	5,200,000	—	—	—

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2020.

(a)          Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020, and they concluded that our internal control over financial reporting was effective as of December 31, 2020. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

The company’s independent registered public accounting firm, Freed Maxick CPAs, P.C., who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the management’s internal control over financial reporting as of December 31, 2020. This report states that the internal control over financial reporting was effective and appears on page F-2 of this Annual Report on Form 10-K.

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

(d)          Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2020 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 14.    Principal Accountant Fees and Services

The information required by this item will be presented in our definitive proxy statement not later than 120 days after the end of the fiscal year covered by this annual report and is incorporated in this annual report by reference thereto.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report

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

To the Shareholders and Board of Directors of

Vuzix Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and subsidiary (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimate for excess, obsolete and slow-moving inventory reserve

Critical Audit Matter Description

As discussed in Notes 1 and 3 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value using the weighted average first-in, first-out method. The Company records provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The excess, obsolete or slow-moving reserve serves to reduce the Company’s inventory balance through a charge to cost of sales – products sold.

The Company’s reserve for excess, obsolete or slow-moving inventory is based upon estimates on the evaluation of historical sales, current economic trends and expected future product sales, which can be difficult to forecast. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions future inventory adjustments would result in a decrease in gross profit. Due to the magnitude of the inventory, and the subjectivity involved in estimating the reserve we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connecting with forming our overall opinion on the financial statements. The primary procedures we performed include, performing a retrospective review of prior year-estimates used to identify potential bias of management judgments; obtaining an understanding of the process and assumptions used by management to develop the reserve for excess, obsolete and slow-moving inventory; testing the effectiveness of controls over management’s estimate of reserves for excess, obsolete, and slow-moving inventory; and testing management’s calculation of the reserve for excess, obsolete, and slow-moving inventory by: testing the completeness and accuracy of the source information used,  testing the mathematical accuracy of management’s calculations, and  evaluating the reasonableness and consistency of methodology and assumptions applied by management.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2014.

Buffalo, New York

March 15, 2021

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current Assets
Cash and Cash Equivalents	$36,069,508	$10,606,091
Accounts Receivable	1,388,882	1,371,913
Note Receivable	—	250,000
Inventories, Net	6,100,824	5,707,867
Licenses, Net	272,444	—
Manufacturing Vendor Prepayments	485,032	242,539
Prepaid Expenses and Other Assets	738,561	895,098

Total Current Assets	45,055,251	19,073,508

Long-Term Assets
Fixed Assets, Net	2,837,402	4,327,676
Operating Lease Right-of-Use Asset	1,517,306	2,096,190
Patents and Trademarks, Net	1,593,049	1,294,675
Licenses, Net	193,687	314,416
Intangible Asset, Net	566,456	990,000
Other Assets, Net	708,333	350,000

Total Assets	$52,471,484	$28,446,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,517,155	$1,062,785
Unearned Revenue	41,152	142,463
Accrued Expenses	983,033	885,897
Taxes Payable	109,653	18,687
Operating Lease Right-of-Use Liability	444,495	524,825

Total Current Liabilities	3,095,488	2,634,657

Long-Term Liabilities
Operating Lease Right-of-Use Liability	1,072,811	1,571,365

Total Liabilities	4,168,299	4,206,022

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 49,626 Shares Issued and Outstanding as of December 31, 2020 and December 31, 2019.	50	50
Common Stock - $0.001 Par Value, 100,000,000 Shares Authorized; 45,645,166 and 33,128,620 Shares Issued and Outstanding as of December 31, 2020 and December 31, 2019.	45,645	33,128
Additional Paid-in Capital	210,952,473	168,950,076
Accumulated Deficit	(162,694,983)	(144,742,811)

Total Stockholders' Equity	48,303,185	24,240,443

Total Liabilities and Stockholders' Equity	$52,471,484	$28,446,465

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - December 31, 2017	49,626	$50	24,276,275	$24,276	$117,827,839	$(96,472,452)	$21,379,713
Cumulative Revenue Adjustment - ASC 606 Adoption	—	—	—	—	—	81,724	81,724
Exercise of Warrants	—	—	84,210	84	39,289	—	39,373
Settlement of Derivative Liability upon Exercise of Warrants	—	—	—	—	166,800	—	166,800
Exercise of Stock Options	—	—	41,111	41	(41)	—	—
Stock-Based Compensation Expense	—	—	27,915	28	1,620,450	—	1,620,478
Proceeds from Common Stock Offerings	—	—	3,000,000	3,000	29,997,000	—	30,000,000
Direct Costs of Common Stock Offerings	—	—	—	—	(1,975,000)	—	(1,975,000)
Common Stock Issued for Services	—	—	17,159	17	99,983	—	100,000
Common Stock Awards	—	—	145,000	145	919,455	—	919,600
2018 Net Loss	—	—	—	—	—	(21,875,713)	(21,875,713)
Balance - December 31, 2018	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975
Stock-Based Compensation Expense	—	—	57,496	58	1,404,773	—	1,404,831
Proceeds from Common Stock Offerings	—	—	5,479,454	5,479	19,994,528	—	20,000,007
Direct Costs of Common Stock Offerings	—	—	—	—	(1,145,000)	—	(1,145,000)
2019 Net Loss	—	—	—	—	—	(26,476,370)	(26,476,370)
Balance - December 31, 2019	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443
Stock-Based Compensation	—	—	942,986	943	2,656,888	—	2,657,831
Proceeds from Common Stock Offerings	—	—	8,647,059	8,647	26,741,355	—	26,750,002
Direct Costs of Common Stock Offerings	—	—	—	—	(1,550,666)	—	(1,550,666)
Exercise of Warrants	—	—	2,882,647	2,883	14,125,644	—	14,128,527
Exercise of Stock Options	—	—	43,854	44	29,176	—	29,220
2020 Net Loss	—	—	—	—	—	(17,952,172)	(17,952,172)
Balance - December 31, 2020	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	$48,303,185

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2020	2019	2018
Sales:
Sales of Products	$10,081,209	$5,997,453	$7,692,102
Sales of Engineering Services	1,500,287	673,151	402,266

Total Sales	11,581,496	6,670,604	8,094,368

Cost of Sales:
Cost of Sales - Products Sold	8,098,014	6,334,333	6,072,476
Cost of Sales - Inventory Reserve for Obsolescence	1,273,835	4,572,659	—
Cost of Sales - Engineering Services	282,038	171,733	253,610

Total Cost of Sales	9,653,887	11,078,725	6,326,086

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,927,609	(4,408,121)	1,768,282

Operating Expenses:
Research and Development	7,568,074	8,900,837	10,378,728
Selling and Marketing	4,039,772	4,215,611	4,822,639
General and Administrative	6,915,213	6,600,092	6,973,238
Depreciation and Amortization	2,458,482	2,441,581	1,469,664
Impairment of Software Development Cost	—	—	196,223
Gain on Vendor Credit	—	—	(211,416)
Impairment of Patents and Trademarks	73,532	—	—

Total Operating Expenses	21,055,073	22,158,121	23,629,076

Loss from Operations	(19,127,464)	(26,566,242)	(21,860,794)

Other Income (Expense):
Investment Income	41,120	252,416	191,755
Other Taxes	(103,833)	(110,269)	(57,917)
Foreign Exchange Loss	(67,895)	(52,275)	(60,380)
Loss on Asset Disposal	—	—	(55,172)
Loss on Derivative Valuation	—	—	(13,873)
Gain on Debt Extinguishment, net of Loss on Note Receivable	1,305,900	—	—
Interest Expense	—	—	(19,332)

Total Other Income (Expense), Net	1,175,292	89,872	(14,919)

Loss Before Provision for Income Taxes	(17,952,172)	(26,476,370)	(21,875,713)
Provision for Income Taxes	—	—	—

Net Loss	(17,952,172)	(26,476,370)	(21,875,713)
Preferred Stock Dividends - Accrued not Paid	(2,056,150)	(1,931,860)	(1,820,168)
Loss Attributable to Common Stockholders	$(20,008,322)	$(28,408,230)	$(23,695,881)

Basic and Diluted Loss per Common Share	$(0.53)	$(0.94)	$(0.87)
Weighted-average Shares Outstanding - Basic and Diluted	38,109,765	30,348,452	27,182,560

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2020	2019	2018

Cash Flows from Operating Activities
Net Loss	$(17,952,172)	$(26,476,370)	$(21,875,713)
Non-Cash Adjustments
Depreciation and Amortization	2,458,482	2,441,581	1,469,664
Amortization of Software Development Costs in Cost of Sales - Products	183,328	100,000	100,000
Stock-Based Compensation	2,805,842	1,498,357	2,272,481
Impairment of Patents and Trademarks	73,532	—	—
Loss on Disposal of Fixed Assets	—	—	55,172
Impairment of Software Development Costs	—	—	196,223
Loss on Derivative Valuation	—	—	13,873
Gain on Debt Extinguishment, net of Loss on Note Receivable	(1,305,900)	—	—
Inventory Reserve for Obsolescence	1,273,835	4,572,659	—
Gain on Vendor Credit	—	—	(211,416)
(Increase) Decrease in Operating Assets
Accounts Receivable	(289,413)	(599,577)	201,836
Accrued Project Revenue	—	—	497,784
Inventories	(1,666,792)	(2,998,724)	(3,429,485)
Manufacturing Vendor Prepayments	(242,493)	512,680	(600,502)
Prepaid Expenses and Other Assets	156,537	414,997	(69,959)
Increase (Decrease) in Operating Liabilities
Accounts Payable	454,370	(1,605,456)	(846,399)
Accrued Expenses	97,136	21,819	(26,789)
Customer Deposits	—	(152,362)	78,900
Unearned Revenue	(101,311)	(69,263)	103,902
Income and Other Taxes Payable	90,966	(15,361)	26,758
Accrued Compensation	—	—	(327,469)
Accrued Interest	—	—	(171,435)

Net Cash Flows Used in Operating Activities	(13,964,053)	(22,355,020)	(22,542,574)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(496,629)	(1,898,771)	(1,365,388)
Investments in Patents and Trademarks	(488,884)	(250,304)	(444,906)
Investments in Licenses and Other Intangible Assets	—	(758,464)	(1,250,000)
Notes Receivable	—	(250,000)	—
Investments in Software Development	(500,000)	—	(87,500)

Net Cash Used in Investing Activities	(1,485,513)	(3,157,539)	(3,147,794)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	14,128,527	—	39,375
Proceeds from Exercise of Stock Options	29,220	—	—
Net Proceeds from Sale of Equity	25,199,336	18,855,007	28,025,000
Proceeds from Term Note	1,555,900	—	—

Net Cash Flows Provided from Financing Activities	40,912,983	18,855,007	28,064,375

Net Increase (Decrease) in Cash and Cash Equivalents	25,463,417	(6,657,552)	2,374,007
Cash and Cash Equivalents - Beginning of Period	10,606,091	17,263,643	14,889,636

Cash and Cash Equivalents - End of Period	$36,069,508	$10,606,091	$17,263,643

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses	$219,051	$83,475	$25,000
Non-Cash Investment in Licenses	$272,444	$—	$—
Stock-Based Compensation Expense - Expensed less Previously Issued	$148,011	$93,587	$678,815

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in West Henrietta, New York (a suburb of Rochester). We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. The wearable display products we produce can be used for a variety of enterprise and commercial users and applications, including AR for on-the-go users and as mobile displays for entertainment and social media use. Our products are available with varying features and are offered as monocular display systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned UK subsidiary, Vuzix (Europe) Limited. All significant inter-company transactions have been eliminated. Certain prior year amounts have been reclassified to be consistent with current year presentation.

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

Refer to Note 17 — Geographic and Other Financial Information (Unaudited).

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, unearned revenue, accrued expenses, and income taxes payable. As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments.

Accounts Receivable

The Company carries its trade accounts receivable at the invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The allowance for doubtful accounts as of December 31, 2020 and 2019 was nil. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

Notes Receivable

On December 17, 2019, the Company provided a one-year convertible promissory note to a confidential strategic business partner for $250,000. The note carried an interest rate of 8%, compounded monthly. The principal and accrued interest became due and payable to the Company on November 15, 2020. The note contains mandatory and automatic conversions of principal and accrued interest into equity upon the occurrence of a triggering event at a pre-defined conversion price range. The pre-defined conversion price range if triggered, would result in the Company owning 1 to 2.5% of this entity. As of December 31, 2020, the collectability of this note was determined to be unlikely and the occurrence of a triggering event requiring automatic conversion of principal and accrued interest into equity did not occur. As such, the Company wrote off the entire principal balance of $250,000 as a loss on debt forgiveness and did not accrue accumulated interest revenue to date of approximately $23,000. The loss on this note is in Other Income (Expense) and was netted against our gain on debt extinguishment of $1,555,900 related to our Payroll Protection Program Loan.

Customer Concentrations

No one customer represented more than 10% of total product revenue and two customers represented 48% and 26%, respectively, of our engineering services revenue for the year ended December 31, 2020. One customer represented 16% of total product revenue and one customer represented 100% of engineering services revenue for the year ended December 31, 2019. Three customers represented 17%, 10% and 10% of our total revenues in 2018, respectively.

Two customers represented 21% and 14%, respectively, of accounts receivable at December 31, 2020. Three customers represented 32%, 26% and 13%, respectively, of accounts receivable at December 31, 2019. Two customers represented 32% and 38%, respectively, of accounts receivable at December 31, 2018.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to-date as a percentage of total expected costs to complete the project less amounts invoiced, if any. As of December 31, 2020 and 2019, we had nil in accrued project revenue.

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

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, "Revenue from Contracts with Customers", as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is recognized as our products ship to customers, as control and ownership are transferred at this point in time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2020 and 2019, deferred revenue associated with our expected returns were immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Unearned Revenue

These amounts represent deferred revenue against our expected product sales returns for all December 2020 products sales that are subject to the Company’s 30-day money back guarantee return policy.

Cost of Product Sales

Cost of product sales includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing facility and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. Depreciation on manufacturing tools and equipment is included in Operating Expenses in our consolidated statement of operations. The cost of product sales can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct material purchased.

Cost of Engineering Services Sales

Cost of engineering services revenues includes both the direct and allocated indirect costs of performing on contracts and producing prototype units. Direct costs include labor, materials and other costs incurred directly in performing under the contract. Direct costs also include labor and other costs associated with operating our research and development department based on the level of effort supporting the development activity. Cost of engineering sales is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

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

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of product sales over the estimated life of the products, which currently is estimated as three years using a straight-line basis. As of December 31, 2020 and 2019, we had $458,333 and $100,000, respectively, of net software development costs included in Other Assets. For the years ended December 31, 2020 and 2019, there was nil in impairment of software development costs and $196,223 of impairment recorded in the year ended December 31, 2018.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets

The Company at least annually assesses all of its long-lived assets for impairment when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10,

“Accounting for the Impairment or Disposal of Long-Lived Assets.” There was an impairment charge of $73,532 to Patents and Trademarks in the year ended December 31, 2020, nil in 2019 and 2018.

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

Provision for Future Warranty Costs

The Company provides for the estimated returns under warranty and the costs of fulfilling our obligations under product warranties at the time the related revenue is recognized. The Company estimates the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific warranty terms and conditions vary depending upon the country in which we do business, but generally include parts and labor over a period generally ranging from one to two years from the date of product shipment. The Company provides a reserve for expected future warranty returns at the time of product shipment or produces over-builds to cover replacements. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary each quarter end, based upon historical experience of warranty claims and costs.

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2020, 2019 and 2018 was $974,461, $1,302,120 and $1,631,161, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2020, 2019 and 2018, all outstanding instruments would be antidilutive. As of

December 31, 2020, 2019 and 2018, there were 14,872,703, 12,858,707 and 8,742,183 common stock share equivalents, respectively, that were potentially issuable under convertible debt agreements, options, conversion of preferred shares (excluding accrued dividends), and warrants that could potentially dilute basic earnings per share in the future.

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

For common stock awards, the Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares and the expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock awards and stock option grants for the years ended December 31, 2020, 2019 and 2018 was $2,805,842, $1,498,357 and $2,272,481, respectively. The Company issues new shares upon stock option exercises.

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

As of December 31, 2020, all of our leases are considered operating leases. Operating right-of-use assets and liabilities are included on our Consolidated Balance Sheets beginning January 1, 2019. The Company does not have any finance leases as of December 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2023 and early adoption is permitted. The Company does not anticipate the adoption of this standard will have a material impact on our consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses, OEM Product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	For the Years Ended December 31,
	2020	2019	2018
Revenues
Smart Glasses Sales	$10,081,209	$4,893,384	$6,512,202
OEM Product Sales	—	951,570	994,500
Waveguide and Display Engine Sales	—	152,499	185,400
Engineering Services	1,500,287	673,151	402,266

Total Revenue	$11,581,496	$6,670,604	$8,094,368

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

Our standard product sales include a twelve (12) month assurance-type product warranty, except in certain European countries where it can be twenty-four (24) months for some consumer-focused products. In the case of our OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months. In 2018, we began offering extended warranties to customers, which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. For the year ended December 31, 2020, a total of $123,000 was recognized as revenue for the remaining performance obligations that existed as of December 31, 2019 for our extended warranty obligations. As of December 31, 2020, there was no outstanding performance obligtions remaining for extended warranties. Our engineering services contracts vary from contract to contract but typically include payment terms of Net 30 days from date of billing, subject to an agreed upon customer acceptance period.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the year ended December 31, 2020:

% of Total Net Sales
Point-in-Time	87%
Over Time – Input Method	13%

Total	100%

Remaining Performance Obligations

As of December 31, 2020, the Company had approximately $169,000 of remaining performance obligations under a current waveguide engineering services development project with a rapidly developing micro-display organization and a M4000 camera integration project with an innovative health technologies organization, which represents the remainder of the total transaction price of these development agreements of $387,000, less revenue recognized under percentage of completion for the year ended December 31, 2020. The Company currently expects to recognize the remaining majority of the revenues relating to these existing performance obligations of $169,000 in the first quarter of 2021.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,	December 31,
	2020	2019

Purchased Parts and Components	$5,252,709	$5,985,214
Work-in-Process	1,381,677	2,414,142
Finished Goods	3,352,057	2,096,744
Less: Reserve for Obsolescence	(3,885,619)	(4,788,233)

Inventories, Net	$6,100,824	$5,707,867

In addition to its normal Reserve for Obsolescence provision, the Company reserved for (i) fifty percent of its finished goods inventory and all of its component parts related to its M300XL Smart Glasses product, as they are at a disadvantaged selling position against our newer, improved M400 product introduced in the fall of 2019 and our new M4000 product introduced in fourth quarter of 2020 and (ii) all of its finished goods inventory related to its Smart Swim product, as sales of this product have been negligible largely due to decreased venues for its use due to the current pandemic. The total reserve write-down recorded at December 31, 2020 was $773,235. In addition, the Company had previously written-down $500,600 through the third quarter of 2020 for its component parts related to its original Blade model, which was upgraded in the fall of 2020, and Smart Swim products. The write-down and obsolescence provision totaled $1,273,835 and $4,572,659 for the years ended December 31, 2020 and 2019, respectively. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

Note 4 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31,	December 31,
	2020	2019
Tooling and Manufacturing Equipment	$5,494,491	$5,262,080
Leaseholds	773,734	773,734
Computers and Purchased Software	798,881	824,965
Furniture and Equipment	2,134,788	2,043,355
	9,201,894	8,904,134
Less: Accumulated Depreciation	(6,364,492)	(4,576,458)
Fixed Assets, Net	$2,837,402	$4,327,676

Total depreciation expense for fixed assets for the years ended December 31, 2020, 2019 and 2018 was $1,904,282, $1,913,409 and $1,273,527, respectively.

Note 5 — Patents and Trademarks, Net

	December 31,	December 31,
	2020	2019
Patents and Trademarks	$2,330,720	$2,020,070
Less: Accumulated Amortization	(737,671)	(725,395)
Patents and Trademarks, Net	$1,593,049	$1,294,675

Total amortization expense for patents and trademarks for the years ended December 31, 2020, 2019 and 2018 was $130,656, $120,172 and $94,137, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $155,000. We recorded $73,532 in patent impairment charges for the year ended December 31, 2020 and nil in the years ended 2019 and 2018.

Note 6 — Licenses, Net

	December 31,	December 31,
	2020	2019

Licenses	$493,717	$493,717
Less: Accumulated Amortization / Expensed	(572,475)	(179,301)
Additions	544,889	—
	466,131	314,416
Less: Current Portion	(272,444)	—

Licenses, Net	$193,687	$314,416

On October 4, 2018, the Company invested $250,000 in a private corporation in the augmented reality software tool market. The Company participated in a financing round with other investors that resulted in the Company acquiring less than a 1% ownership interest, in the form of preferred stock, and a commercial agreement allows the Company to provide 60-day free licenses to their AR software tool to up to 100,000 of the Company’s developers and customers. The Company considers this investment as a prepaid licensing arrangement over a 36-month term; as such, this addition will be amortized over three years and included in Cost of Sales – Products in the Consolidated Statement of Operations.

The Company acquired two licenses in 2017. The first related to the renegotiation of an existing license at a cost of $114,967, which resulted in lower royalty rates being paid by the Company over the next 10 years. This license went into effect as of January 1, 2018. The second license was a result of the Company entering into a Technology Acquisition Agreement where it acquired all the seller’s right, title and interest in certain Transferred Intellectual

Property (IP). Pursuant to the agreement, the Company paid approximately $75,702 as reimbursement of related patent application costs incurred by the seller to date, which are included in Patents and Trademarks. The Company also issued 25,000 shares, valued at $128,750, upon the closing and will issue (i) a further 25,000 shares after the Company has successfully developed a working demonstrator system utilizing the IP; and (ii) 50,000 shares once the Company completes the successful commercialization of products containing the IP for sale in the marketplace. The Company estimates that, by end of 2022, it may be able to achieve the first development milestone of a functional demonstrator model and that it will need to spend a further $250,000 in additional R&D.

The Company acquired certain prepaid licenses in the gross amount of $544,000 to certain software applications designed to run on our smart glasses products under which the Company maybe resell such software with its smart glasses over a 24 month period. These licenses are being expensed at the greater of units sold or straightline over the 24 month period.

Total amortization expense related to licenses in the years ended December 31, 2020, 2019 and 2018 was $393,174, $122,704, and $56,597, respectively.

Note 7 — Intangible Asset, Net

	December 31,	December 31,
	2020	2019

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(933,544)	(510,000)

Intangible Asset, Net	$566,456	$990,000

On October 4, 2018, the Company entered into amendment No. 1 to agreements (the “TDG Amendment”), with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements regarding non-competing terms between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Since entering into the TDG Amendment, the Company has been permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished good or system for sale to military organizations, and to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company owes TDG commissions with respect to all such sales until June 2022. Total commissions expense under this agreement for the years ended December 31, 2020 and 2019 was $243,273 and $116,469, respectively.

Total amortization expense for this intangible asset for the years ended December 31, 2020, 2019 and 2018 was $423,544, $408,000 and $102,000, respectively. Future monthly amortization expense for the next 16 months is $35,000 per month.

Note 8 – Other Assets

The Company’s other assets consists of the following:

	December 31,	December 31,
	2020	2019
Private Corporation Investment	$250,000	$250,000

Software Development Costs	500,000	300,000
Less: Accumulated Amortization	(41,667)	(200,000)
Software Development Costs, Net	458,333	100,000

Total Other Assets	$708,333	$350,000

In the second quarter of 2018, the Company acquired, for a purchase price of $250,000, approximately a 1% ownership interest, in the form of preferred stock, in a private corporation in the low vision near eye display market, which the Company has valued at cost. This investment was recorded at cost as its fair value is not readily determinable. The Company has reviewed this investment and concluded that there were no indicators of impairment present as of December 31, 2020.

During 2020, the Company invested $500,000 in Android operating systems upgrades to its platform used on its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter. This capitalized asset will be amortized on a straight-line over its expected product life cycle of 36 months, which began on October 1, 2020.

Total amortization expense for capitalized software development costs for the years ended December 31, 2020, 2019 and 2018 was $183,328, $100,000 and $100,000, respectively. The remaining costs of $458,333 are being amortized over a three year period and are included in Cost of Sales – Products in the Consolidated Statements of Operations.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2020	2019

Accrued Wages and Related Costs	$582,924	$394,669
Accrued Professional Services	187,323	217,721
Accrued Warranty Obligations	143,898	98,893
Other Accrued Expenses	68,888	174,614

Total	$983,033	$885,897

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months except in certain European countries where it can be up to twenty-four (24) months for some consumer-focused products. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based on product-based historical performance rates and related costs to repair.

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2020, 2019 and 2018 were as follows:

Accrued Warranty Obligations at December 31, 2017	$167,503
Reductions for Settling Warranties	(257,173)
Warranty Issued During Year	307,717
Accrued Warranty Obligations at December 31, 2018	218,047
Reductions for Settling Warranties	(204,583)
Warranty Issued During Year	85,429
Accrued Warranty Obligation at December 31, 2019	$98,893
Reductions for Settling Warranties	(193,503)
Warranties Issued During Period	238,508

Accrued Warranty Obligations at December 31, 2020	$143,898

Note 10 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2020	2019	2018
Pre-Tax Income (Loss)
U.S.	$(18,238,773)	$(26,482,033)	$(22,082,137)
Outside the U.S.	286,601	5,663	206,424
Total Pre-Tax Income (Loss)	$(17,952,172)	$(26,476,370)	$(21,875,713)

The provision expense/(benefit) for income taxes for the years ended December 31, 2020, 2019 and 2018 was as follows:

	2020	2019	2018
U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(3,897,293)	(5,382,746)	(4,848,470)
Valuation Allowance	3,897,293	5,382,746	4,848,470
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	7,916	(511,672)	41,285
Valuation Allowance	(7,916)	511,672	(41,285)
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	(94,324)	(189,200)	(140,933)
Valuation Allowance	94,324	189,200	140,933
Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
	%	%	%
Federal Income Tax at Statutory Rate	21.0	21.0	21.0
State Tax Provision, Net of Federal Benefit	0.3	0.3	0.3
Permanent Differences	(0.4)	(0.1)	(1.5)
Forgiveness of PPP Loan	1.8	—	—
Federal Tax Credits	1.1	1.3	2.5
Stock Compensation	(2.0)	(1.9)	—
Foreign Tax Provision	0.3	1.9	—
Other	0.1	0.5	0.3
Effective Tax Rate	22.2	23.0	22.6
Change in Valuation Allowance	(22.2)	(23.0)	(22.6)
Net Effective Tax Rate	—	—	—

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2020	2019	2018
Deferred Tax Assets:
Net Operating Loss Carry-forwards	$29,264,829	$25,678,591	$20,920,285
Tax Credit Carry-forwards	3,778,001	3,535,863	3,035,384
Inventory Valuation Adjustment	847,441	982,160	104,450
Stock-Based Compensation	208,803	—	175,753
Lease Obligation Liability	323,186	446,488	—
Other	368,243	263,348	207,327
Total Deferred Tax Assets	34,790,503	30,906,450	24,443,199
Deferred Tax Liabilities:
Income from Foreign Operations	10,727	—	59,123
Lease Right of Use Asset	323,186	446,488	—
Other	27,262	14,335	22,069
Total Deferred Tax Liabilities	361,175	460,823	81,192
Net Deferred Tax Assets Before Valuation Allowance	$34,429,328	$30,445,627	$24,362,007
Valuation Allowance	(34,429,328)	(30,445,627)	(24,362,007)
Net Deferred Tax Assets	$—	$—	$—

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has assessed the provisions of the CARES Act and determined that there were no material tax impacts to the consolidated financial statements for the year ended December 31, 2020.

As of December 31, 2020, the Company has approximately $135 million in US federal net operating loss (NOL) carry-forwards and $1.5 million of Japanese NOL carryforwards. The federal NOL carryforwards generated in tax years prior to 2018 will begin to expire in 2021. The federal NOL carryforwards generated in tax years after 2017 have no expiration. The Company has state NOL carryforwards of approximately $5.4 million available in various jurisdictions in which it files that will begin to expire in 2034. The Company also has approximately $3.8 million of federal and state credit carry-forwards. The federal and state credit carryforwards began to expire in 2021. Utilization of the NOL and credit carryforwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the carryforwards may expire unutilized.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), the Company has no unrecognized tax benefits.

The Company’s U.S. federal and state tax returns for the years 2017 through 2020 remain subject to examination by the respective tax authorities.

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

Note 11 — Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine the voting powers and other special rights and qualifications of such series. A total of 5,000,000 shares of preferred stock are authorized as of December 31, 2020 and December 31, 2019. There were 49,626 shares of Series A Preferred Stock issued and outstanding on December 31, 2020 and December 31, 2019. There were no declared preferred dividends owed as of December 31, 2020 or 2019.

On January 2, 2015 (the “Series A Closing Date”), we entered into and closed a Series A Preferred Stock Purchase Agreement (the “Series A Purchase Agreement”) with Intel Corporation (the “Purchaser”), pursuant to which we issued and sold to the Series A Purchaser, an aggregate of 49,626 shares of the Company’s Series A Preferred Stock, at a purchase price of $500 per share, for an aggregate purchase price of $24,813,000 (the “Series A Private Placement”). Each share of Series A Preferred Stock was convertible, at the option of the Series A Purchaser, into 100 shares of the Company’s common stock (determined by dividing the Series A Original Issue Price of $500 by the Series A Conversion Price). The Series A Conversion Price was $5.00, subject to adjustment in the event of stock splits, dividends or other combinations.

Each share of Series A Preferred Stock was entitled to receive dividends at a rate of 6% per year, compounded quarterly and payable in cash or in kind, at the Company’s sole discretion. As of December 31, 2020, total accrued and unpaid preferred dividends were $10,657,243.

On January 28, 2021, the Purchaser converted all of its shares of Series A Preferred Stock into 4,962,600 shares of Common Stock. The shares of Series A Preferred were retired and cannot be reissued. On the same date, the Company and the Purchaser entered into a Dividend Settlement Agreement pursuant to which the Purchaser agreed to accept $10,000,000 in cash in full payment of all accrued Series A Preferred Stock dividends in the approximate amount of $10,800,000.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2020 and December 31, 2019. There were 45,645,166 and 33,128,620 shares of common stock issued and outstanding as of December 31, 2020 and December 31, 2019, respectively.

On September 4, 2020, the Company entered into a securities purchase agreement with certain purchasers for the sale of an aggregate of 3,647,059 shares of the Company’s common stock along with warrants to purchase an aggregate of up to 3,647,059 additional shares of common stock, in a registered direct offering at a combined purchase price of $4.25 per share and warrant for aggregate gross proceeds of $15,500,002. The purchase agreement closed on September 9, 2020. The Company received net proceeds after issuance costs and expenses of $14,617,027. The warrants sold in the offering are exercisable for a period commencing upon issuance and expiring March 19, 2021 at an exercise price of $5.25 per share. These warrants had an estimated aggregate fair value of approximately $2,300,000.

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

On May 4, 2020, the Company implemented a Company-wide voluntary payroll reduction program for all employees, pursuant to which they could take salary reductions between of 5% to 50% for the period from May to December 2020 in exchange for shares of common stock at a value of 150% of the net cash wage reduction. The cash savings under this program was approximately $888,000 and resulted in the issuance of stock awards under the Company’s 2014 Stock Incentive Plan of 830,486 shares.

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

Note 12 — Stock Warrants

The following table shows the various changes in warrants for the years ended:

	December 31,	December 31,	December 31,
	2020	2019	2018
Warrants Outstanding, Beginning of Year	6,512,516	2,233,062	1,184,912
Exercised During the Period	(2,882,647)	—	(113,850)
Issued During the Period	3,647,059	5,479,454	1,200,000
Expired During the Period	—	(1,200,000)	(38,000)

Warrants Outstanding, End of Year	7,276,928	6,512,516	2,233,062

Of the outstanding warrants as of December 31, 2020, 1,847,058 expire on March 19, 2021, 950,416 expire on June 18, 2021 and the remainder expire on January 2, 2022. The weighted average remaining term of the warrants was 0.7 years. The weighted average exercise price was $4.77 per share. Of the outstanding warrants as of December 31, 2019, 1,033,602 expire on June 18, 2021 and the remainder expire on January 2, 2022. The weighted average remaining term of the warrants was 1.9 years. The weighted average exercise price was $4.56 per share. Of the outstanding warrants as of December 31, 2018, 1,200,000 expired on January 26, 2019 and the remainder expire on June 18, 2021. The weighted average remaining term of the warrants is 3.1 years. The weighted average exercise price is $6.44 per share.

During the year ended December 31, 2020, a total of 2,882,647 warrants were exercised on a cash basis resulting in the issuance of 2,882,647 shares of common stock and proceeds of $14,128,527. During the year ended December 31, 2019 there were no warrants exercised. During the year ended December 31, 2018, a total of 96,350 warrants were exercised on a cashless basis resulting in the issuance of 66,710 shares of common stock and a total of 17,500 warrants were exercised for cash resulting in the issuance of 17,500 shares and proceeds of $39,375.

Since January 1, 2021, over 98% of the outstanding warrants as of December 31, 2020 were exercised. Please see Subsequent Event Note 19 for futher details.

Note 13 — Stock Option Plans

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company no longer issues any options under its prior 2009 Plan. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was approved by the Company’s stockholders to increase the number of shares available for issuance thereunder to 20% of the outstanding shares of common stock. As of December 31, 2020, the authorized shares of common stock under the 2014 Plan, as amended, were 9,130,710.

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

Options outstanding under the Stock Options Plans are as follows:

	2009	2014
	Plan	Plan	Total
Outstanding as of December 31, 2018	110,771	1,435,750	1,546,521
Available for future issuance under plan	—	4,082,584	4,082,584
Total authorized by plan	110,771	5,518,334	5,629,105

Outstanding as of December 31, 2019	85,498	1,298,093	1,383,591
Available for future issuance under plan	—	5,329,309	5,329,309
Totals authorized by plan	85,498	6,627,402	6,712,900

Outstanding as of December 31, 2020	85,498	2,547,677	2,633,175
Available for future issuance under plan	—	6,583,033	6,583,033
Totals authorized by plan	85,498	9,130,710	9,216,208

The 2014 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2014 Plan and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options must vest at a minimum rate of 20% per year over a five-year period, commencing on the date of grant.

The following table summarizes stock option activity for the years ended December 31, 2020, 2019 and 2018:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2017	1,510,244	$5.04	7.58
Granted	330,500	5.81
Exercised	(97,264)	4.96
Expired or Forfeited	(196,959)	6.11
Outstanding at December 31, 2018	1,546,521	$5.11	7.19
Granted	73,500	2.36
Exercised	—	—
Expired or Forfeited	(236,430)	6.21
Outstanding at December 31, 2019	1,383,591	$4.77	6.25
Granted	1,481,000	1.66
Exercised	(82,083)	4.67
Expired or Forfeited	(149,333)	3.68

Outstanding at December 31, 2020	2,633,175	$3.09	6.53

As of December 31, 2020, there were 1,251,241 options that were fully vested and exercisable at a weighted average exercise price of $4.17 per share. The weighted average remaining contractual term on the vested options is 4.58 years. The unvested balance of 1,381,934 options as of December 31, 2020 are exercisable at a weighted average exercise price of $2.16 per share. The weighted average remaining contractual term on the unvested options is 9.3 years.

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

The aggregate intrinsic value of the options outstanding as of December 31, 2020, 2019 and 2018 was approximately $16,444,695, nil and $912,360, respectively.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted during 2020, 2019 and 2018 and their estimated value:

December 31,	2020	2019	2018
Assumptions for Black-Scholes:
Expected term in years	6.2 to 6.6	6.2 to 6.3	6.4 to 6.6
Volatility	73.3% to 76.8%	79.4% to 89.4%	108.9% to 119.4%
Risk-free interest rate	0.41% to 0.55%	1.63% to 1.68%	2.95% to 3.08%
Expected annual dividends	None	None	None
Value of options granted:
Number of options granted	1,481,000	73,500	330,500
Weighted average fair value per share	$1.08	$1.71	$5.01
Fair value of options granted	$1,602,267	$125,814	$1,655,390

Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate based on historical pre-vesting forfeiture data.

Unrecognized stock-based compensation expense was $2,075,196 as of December 31, 2020, relating to a total of 1,381,934 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.8 years.

Note 14 — Right-of-Use Assets and Liabilities

The Company has signed lease agreements, with the largest being for its office and manufacturing facility in the West Henrietta, New York area under an operating lease that commenced October 3, 2015 and was set to expire on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. On June 25, 2020, the Company exercised the first of two renewal terms, extending our current lease term to October 3, 2023. Operating lease costs under the operating leases totaled $559,975, $572,767 and $462,711 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of December 31, 2020, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 2.8 years.

Future lease payments under operating leases as of December 31, 2020 were as follows:

2021	$512,285
2022	536,270
2023	536,270
2024	44,689
Total Future Lease Payments	1,629,514
Less: Imputed Interest	(112,208)
Total Lease Liability Balance	$1,517,306

Note 15 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2020, 2019 and 2018 totaled $148,131, $142,414 and $100,188, respectively.

Note 16 — Litigation

We are not currently involved in any actual or pending material legal proceedings or litigation, and we are not aware of any such proceedings contemplated by or against us or our property, except as follows:

On or about December 16, 2019, Throop, LLC (“Throop”) filed a patent infringement lawsuit in the United States District Court for the Central District of California against the Company.  The complaint alleges that certain Vuzix products (which have yet to be sufficiently identified) infringe claims of U.S. Patent No. 7,035,897 and U.S. Patent No. 9,479,726.  Both patents expired on January 14, 2020.  The parties have agreed to a proposed settlement agreement under which Vuzix will pay Throop a nominal sum to settle this and any future actions. This negotiated settlement is currently expected to be finalized before March 31, 2021.

Note 17 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2020		2019		2018
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$4,531	40%	$2,781	42%	$3,550	44%
Asia-Pacific	3,290	28%	2,058	31%	2,248	28%
Europe	3,383	29%	1,656	25%	2,183	27%
Others	377	3%	176	2%	113	1%
Total Revenues	$11,581	100%	$6,671	100%	$8,094	100%

By Country:

	Fiscal Year
	2020		2019		2018
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$4,364	38%	$2,673	40%	$3,475	43%
Japan	2,502	22%	873	13%	1,261	16%
France	786	7%	82	1%	907	11%
Germany	378	3%	769	12%	492	6%
Singapore	135	1%	14	0%	844	10%
China	68	1%	972	15%	17	0%
Others	3,348	28%	1,288	19%	1,098	14%
Total Revenues	$11,581	100%	$6,671	100%	$8,094	100%

The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 18 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2020
	December 31,	September 30,	June 30,	March 31,
Revenue	$4,233	$2,779	$3,037	$1,532
Gross profit	703	348	796	81
Net loss	(3,590)	(4,761)	(4,239)	(5,362)
Net loss per share, basic and diluted	(0.09)	(0.13)	(0.13)	(0.18)
Net loss attributable to common stockholders	(4,120)	(5,281)	(4,746)	(5,861)

	Fiscal Year 2019
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,953	$1,159	$2,186	$1,373
Gross profit (loss)	(4,369)	(231)	152	40
Net loss	(9,583)	(5,477)	(5,056)	(6,360)
Net loss per share, basic and diluted	(0.31)	(0.18)	(0.20)	(0.25)
Net loss attributable to common stockholders	(10,081)	(5,967)	(5,534)	(6,826)

Note 19 — Subsequent Events

Since December 31, 2020, a total of 7,196,378 warrants were exercised on a cash basis resulting in the issuance of 7,196,378 shares of common stock in exchange for proceeds of $34,352,848. Additionally, as a result of stock option exercises, mostly on a cashless basis, we have issued an additional 48,747 shares of common stock.

On January 28, 2021, Intel converted all of its 49,626 shares of Series A Preferred Stock into 4,962,600 shares of common stock and the shares of Series A Preferred Stock have been retired and cannot be reissued. In connection with the foregoing, Intel and the Company entered into an agreement on the conversion date pursuant to which Intel agreed to accept $10,000,000 in full payment of all accrued Series A Preferred Stock dividends in the approximate amount of $10,800,000.

VUZIX CORPORATION

Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at
	Beginning of	Charged to				Balance at End
Description	Period	Expenses		Deductions		of Period
For the Year Ended December 31, 2018
Allowances deducted from assets
Doubtful Accounts	$29	$7		$(29)		$7
Inventory	836	303		(775)	(a)	364
Total allowances deducted from assets	$865	$310		$(804)		$371
For the Year Ended December 31, 2019
Allowances deducted from assets
Doubtful Accounts	$7	$(7)	(b)	$—		$—
Inventory	364	4,573		(149)		4,788
Total allowances deducted from assets	$371	$4,566		$(149)		$4,788
For the Year Ended December 31, 2020
Allowances deducted from assets
Doubtful Accounts	$—	$—		$—		$—
Inventory	4,788	1,274		(2,203)	(c)	3,859
Total allowances deducted from assets	$4,788	$1,274		$(2,203)		$3,859

(a)	Deductions in 2018 primarily related to the disposal of raw components related to the discontinuance of our iWear product.
(b)	Recovery of amounts previously written off.
(c)	Deductions in 2020 primarily related to the disposal of raw components related to the discontinuance of production of our original M300, all of which was fully provisioned for as of December 31, 2019.

Exhibit Index

*
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(12)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
4.1 (10)	Description of the Registrant’s Securities
10.1(5)**	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul Travers
10.3(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.9 (11) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
14.1(8)	Code of Ethics
21.1(9)	Subsidiaries
23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Section 1350 CEO Certification
32.2***	Section 1350 CFO Certification
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

†       Confidential treatment granted as to certain portion

*       Filed herewith.

**     Indicates management contract or compensatory arrangement.

***   Furnished herewith.

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.
(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.
(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.

(9)	Filed as exhibit to S-1 filed December 21, 2012 and incorporated herein by reference.
(10)	Filed as exhibit to Form 10-K filed March 16, 2020 and incorporated herein by reference.
(11)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.
(12)	Filed as exhibit to S-3 filed June 3, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	March 15, 2021
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	March 15, 2021
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Alexander Ruckdaeschel	Director	March 15, 2021
Alexander Ruckdaeschel

/s/ Edward Kay	Director	March 15, 2021
Edward Kay

/s/ Timothy Harned	Director	March 15, 2021
Timothy Harned