Form 10-Q
period 2021-03-31
Vuzix Corp
filed 2021-05-10
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of May 10, 2021, there were 63,072,820 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$132,722,096	$36,069,508
Accounts Receivable	1,296,909	1,388,882
Revenues in Excess of Billings	40,856	—
Inventories, Net	6,958,519	6,100,824
Licenses, Net	204,333	272,444
Manufacturing Vendor Prepayments	2,270,795	485,032
Prepaid Expenses and Other Assets	595,876	738,561

Total Current Assets	144,089,384	45,055,251

Long-Term Assets
Fixed Assets, Net	2,713,541	2,837,402
Operating Lease Right-of-Use Asset	1,493,973	1,517,306
Patents and Trademarks, Net	1,664,272	1,593,049
Licenses, Net	163,505	193,687
Intangible Asset, Net	461,729	566,456
Other Assets, Net	866,667	708,333

Total Assets	$151,453,071	$52,471,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,326,127	$1,517,155
Unearned Revenue	23,454	41,152
Accrued Expenses	1,629,081	983,033
Taxes Payable	44,364	109,653
Operating Lease Right-of-Use Liability	551,967	444,495

Total Current Liabilities	3,574,993	3,095,488

Long-Term Liabilities
Operating Lease Right-of-Use Liability	942,006	1,072,811

Total Liabilities	4,516,999	4,168,299

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; Zero and 49,626 Shares Issued and Outstanding as of March 31, 2021 and December 31, 2020.	—	50
Common Stock - $0.001 Par Value, 100,000,000 Shares Authorized; 62,142,940 and 45,645,166 Shares Issued and Outstanding as of March 31, 2021 and December 31, 2020.	62,142	45,645
Additional Paid-in Capital	316,208,276	210,952,473
Accumulated Deficit	(169,334,346)	(162,694,983)

Total Stockholders' Equity	146,936,072	48,303,185

Total Liabilities and Stockholders' Equity	$151,453,071	$52,471,484

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2021	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	$48,303,185
Stock-Based Compensation Expense	—	—	—	—	2,047,378	—	2,047,378
Stock Option Exercises	—	—	230,968	231	196,597	—	196,828
Stock Warrant Exercises	—	—	7,241,028	7,241	34,561,297	—	34,568,538
Proceeds from Common Stock Offering	—	—	4,146,342	4,146	84,995,865	—	85,000,011
Direct Costs of Common Stock Offering	—	—	—	—	(5,396,139)	—	(5,396,139)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,283)	—	(1,144,366)
Preferred Stock Converted & Preferred Dividend Settlement	(49,626)	(50)	4,962,600	4,962	(10,004,912)	—	(10,000,000)
Net Loss	—	—	—	—	—	(6,639,363)	(6,639,363)
Balance - March 31, 2021	—	$—	62,142,940	$62,142	$316,208,276	$(169,334,346)	$146,936,072

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2020	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443
Stock-Based Compensation Expense	—	—	—	—	209,965	—	209,965
Net Loss	—	—	—	—	—	(5,361,624)	(5,361,624)
Balance - March 31, 2020	49,626	$50	33,128,620	$33,128	$169,160,041	$(150,104,435)	$19,088,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Sales:
Sales of Products	$3,805,170	$1,371,509
Sales of Engineering Services	110,219	160,206

Total Sales	3,915,389	1,531,715

Cost of Sales:
Cost of Sales - Products Sold	2,819,971	1,426,038
Cost of Sales - Engineering Services	15,827	25,161

Total Cost of Sales	2,835,798	1,451,199

Gross Profit (exclusive of depreciation shown separately below)	1,079,591	80,516

Operating Expenses:
Research and Development	2,079,927	2,023,058
Selling and Marketing	1,240,734	1,152,808
General and Administrative	3,703,837	1,537,820
Depreciation and Amortization	517,412	648,541
Loss on Fixed Asset Disposal	83,908	—
Impairment of Patents and Trademarks	27,731	57,532

Total Operating Expenses	7,653,549	5,419,759

Loss From Operations	(6,573,958)	(5,339,243)

Other Income (Expense):
Investment Income	7,838	22,157
Other Taxes	(19,725)	(17,686)
Foreign Exchange Loss	(53,518)	(26,852)

Total Other Expense, Net	(65,405)	(22,381)

Loss Before Provision for Income Taxes	(6,639,363)	(5,361,624)
Provision for Income Taxes	—	—

Net Loss	(6,639,363)	(5,361,624)
Preferred Stock Dividends - Accrued not Paid	—	(499,838)
Loss Attributable to Common Stockholders	$(6,639,363)	$(5,861,462)

Basic and Diluted Loss per Common Share	$(0.12)	$(0.18)
Weighted-average Shares Outstanding - Basic and Diluted	54,141,761	33,128,620

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(6,639,363)	$(5,361,624)
Non-Cash Adjustments
Depreciation and Amortization	517,412	648,541
Amortization of Software Development Costs in Cost of Sales - Products	60,099	25,000
Stock-Based Compensation	2,106,206	282,201
Impairment of Patents and Trademarks	27,731	57,532
Loss on Fixed Asset Disposal	83,908	—
(Increase) Decrease in Operating Assets
Accounts Receivable	91,973	450,454
Revenues in Excess of Billings	(40,856)	(160,206)
Inventories	(857,695)	39,491
Manufacturing Vendor Prepayments	(1,785,763)	(231,979)
Prepaid Expenses and Other Assets	142,685	187,812
Increase (Decrease) in Operating Liabilities
Accounts Payable	(191,028)	235,139
Accrued Expenses	646,048	(330,876)
Unearned Revenue	(17,698)	(42,749)
Income and Other Taxes Payable	(65,288)	2,513

Net Cash Flows Used in Operating Activities	(5,921,629)	(4,198,751)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(314,981)	(221,074)
Investments in Patents and Trademarks	(135,674)	—
Investments in Licenses and Other Intangible Assets	(200,000)	(43,608)

Net Cash Used in Investing Activities	(650,655)	(264,682)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	34,568,538	—
Proceeds from Exercise of Stock Options	196,828	—
Proceeds from Common Stock Offering, Net	79,603,872	—
Preferred Dividend Settlement Payment	(10,000,000)	—
Employee Tax Withholding Payment on Vesting Stock Awards - Covered by Withheld Shares	(1,144,366)	—

Net Cash Flows Provided from Financing Activities	103,224,872	—

Net Increase (Decrease) in Cash and Cash Equivalents	96,652,588	(4,463,433)
Cash and Cash Equivalents - Beginning of Period	36,069,508	10,606,091

Cash and Cash Equivalents - End of Period	$132,722,096	$6,142,658

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses	$160,222	$295,725
Non-Cash Investment in Licenses	$—	$544,889
Stock-Based Compensation Expense - Expensed less Previously Issued	$58,828	$72,236

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three months ended March 31, 2021 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2020, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.

Customer Concentrations

For the three months ended March 31, 2021, one customer represented 11% of total product revenue and two customers represented 100% of engineering services revenue. For the three months ended March 31, 2020, one customer represented 15% of total product revenue and two customers represented 100% of engineering services revenue.

As of March 31, 2021, one customer represented 31% of accounts receivable and one customer represented 100% of accrued project revenue. As of December 31, 2020, two customers represented 21% and 14% of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended
	March 31,
	2021	2020
Revenues
Smart Glasses Sales	$3,805,170	$1,371,509
Engineering Services	110,219	160,206

Total Revenue	$3,915,389	$1,531,715

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include an end-user 30-day right to return if not satisfied with product and include general payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

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

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales for the three months ended March 31, 2021:

% of Total Net Sales
Point-in-Time	97%
Over Time – Input Method	3%

Total	100%

Remaining Performance Obligations

As of March 31, 2021, the Company had approximately $60,000 of remaining performance obligations under a current waveguide development project, which represents the remainder of the total transaction price of these development agreements of $200,000, less revenue recognized under percentage of completion to date. The Company currently expects to recognize the remaining revenue relating to this existing performance obligation of $60,000 in the second quarter of 2021. Revenues earned less amounts invoiced at March 31, 2021 in the amount of approximately $41,000 are reflected as Revenues in Excess of Billings in the accompanying Consolidated Balance Sheets.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three months ended March 31, 2021 and 2020, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2021 and 2020, there were 8,983,727 and 12,858,707 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	March 31,	December 31,
	2021	2020

Purchased Parts and Components	$5,592,952	$5,252,709
Work-in-Process	1,334,080	1,381,677
Finished Goods	3,840,740	3,352,057
Less: Reserve for Obsolescence	(3,809,253)	(3,885,619)

Inventories, Net	$6,958,519	$6,100,824

Note 5 – Licenses, Net

	March 31,	December 31,
	2021	2020

Licenses	$1,038,606	$493,717
Less: Accumulated Amortization / Expensed	(670,768)	(572,475)
Additions	—	544,889
	367,838	466,131
Less: Current Portion	(204,333)	(272,444)

Licenses, Net	$163,505	$193,687

In December 2020, the Company renewed its global non-exclusive master reseller agreement for certain smart glasses software under which it committed to sell a minimum number of new software licenses in 2021, as well as the unsold remainder from 2020. The amount capitalized, included in current assets on the Consolidated Balance Sheets, will be expensed to cost of sales - products sold during the period based upon actual software licenses sold, with any of the remaining prepaid licenses expensed at the end of the term of the master reseller agreement.

Note 6 – Intangible Asset, Net

	March 31,	December 31,
	2021	2020

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(1,038,271)	(933,544)

Intangible Asset, Net	$461,729	$566,456

On October 4, 2018, the Company entered into amendment No. 1 to agreements (the “TDG Amendment”) with TDG Acquisition Company, LLC (“TDG”), aka Six15 Technologies, LLC. The TDG Amendment amends certain provisions of prior agreements between Vuzix and TDG, including an asset purchase agreement dated June 15, 2012, and an authorized reseller agreement dated June 15, 2012.

Pursuant to the TDG Amendment, the Company is permitted to engage in sales of heads-up display components or subsystems (and any services to support such sale) for incorporation into a finished good or system for sale to military organizations, subject to certain conditions. The Company is also permitted to sell its products to defense and security organizations that include business customers and governmental entity customers that primarily provide security and defense services, including police, fire fighters, EMTs, other first responders, and homeland and border security. The Company will owe TDG commissions with respect to all such sales until June 15, 2022, when the amendment and original non-compete agreements expire, after which the Company will be permitted to sell any product to any customer world-wide without owing any commission to TDG.

Total commissions expense under this agreement for the three months ended March 31, 2021 and 2020 was $52,655 and $36,580. All commissions expense related to this agreement are included in Selling and Marketing expense.

Total amortization expense for this intangible asset for the three months ended March 31, 2021 and 2020 was $104,727 and $102,000. Future monthly amortization expense for the next 14 months is approximately $34,000 per month or $408,000 per year.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2021	2020

Accrued Wages and Related Costs	$684,201	$582,924
Accrued Professional Services	258,350	187,323
Accrued Warranty Obligations	111,049	143,898
Other Accrued Expenses	575,481	68,888

Total	$1,629,081	$983,033

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

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2021 and the balance as of December 31, 2020 were as follows:

Accrued Warranty Obligation at December 31, 2020	$143,898
Reductions for Settling Warranties	(147,004)
Warranties Issued During Period	114,155

Accrued Warranty Obligations at March 31, 2021	$111,049

Note 8 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 9 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of March 31, 2021 and December 31, 2020. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil and 49,626 shares of Series A Preferred Stock issued and outstanding on March 31, 2021 and December 31, 2020, respectively.

On January 28, 2021, Intel Corporation (“Intel”) (which was the holder of all of the outstanding shares of Series A Preferred Stock) converted all of its 49,626 shares of Series A Preferred Stock into 4,962,600 shares of common stock and the shares of Series A Preferred Stock have been retired and cannot be reissued. In connection with the foregoing, Intel and the Company entered into an agreement pursuant to which Intel agreed to accept $10,000,000 in full payment of all accrued Series A Preferred Stock dividends in the approximate amount of $10,800,000.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 62,142,940 and 45,645,166 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

On March 25, 2021, the Company entered into an underwriting agreement with BTIG, LLC for the sale of an aggregate of 4,146,342 shares of the Company’s common stock in a registered public offering at a purchase price of $20.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to 621,951 additional shares of common stock to cover over-allotments, which was fully exercised as described in Subsequent Events Note 15. On March 30, 2021, the Company closed on this public offering and received gross sale proceeds of $85,000,011 upon the issuance of 4,146,342 shares of common stock. The Company received net proceeds after issuance costs and expenses of $79,603,872.

Note 10 – Stock Warrants

A summary of the various changes in warrants during the three months ended March 31, 2021 is as follows:

March 31,
2021
Warrants Outstanding at December 31, 2020	7,276,928
Exercised During the Period	(7,241,028)
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding at March 31, 2021	35,900

The outstanding warrants as of March 31, 2021, expire on January 2, 2022. The average remaining term of the warrants was 0.8 years. The exercise price was $4.10 per share.

During the three months ended March 31, 2021, a total of 7,241,028 warrants were exercised on a cash basis resulting in the issuance of 7,241,028 shares of common stock and proceeds to the Company of $34,568,538. During the three months ended March 31, 2020 there were no warrants exercised.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-term Incentive Plan, for the three months ended March 31, 2021 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2020	2,633,175	$3.09
Granted	825,500	18.94
Exercised	(247,452)	4.03
Expired or Forfeited	(47,396)	9.86

Outstanding at March 31, 2021	3,163,827	$7.04

The weighted average remaining contractual term for all options as of March 31, 2021 and December 31, 2020 was 8.2 years and 6.5 years, respectively.

As of March 31, 2021, there were 1,093,268 options that were fully vested and exercisable at a weighted average exercise price of $3.72 per share. The weighted average remaining contractual term on the vested options is 6.0 years.

As of March 31, 2021, there were 2,070,559 unvested options exercisable at a weighted average exercise price of $8.79 per share. The weighted average remaining contractual term on the unvested options is 9.3 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2021, the Company had approximately $12,922,000 of unrecognized stock compensation expense, which will be recognized over a weighted average period of approximately 3.8 years.

For the three months ended March 31, 2021 and 2020, the Company recorded total stock-based compensation expense, including stock awards, of $456,745 and $282,201, respectively.

Note 12 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 having vested immediately and the remaining portion vest upon the achievement of certain equity market capitalization milestones, revenue and EBITDA operational milestones. For the three months ended March 31, 2021, the Company recorded stock-based compensation expense of $1,649,461 for shares that vested or are probable to vest.

The fair value of option grants was calculated using a Monte Carlo simulation on the equity market capitalization tranches and the Black-Scholes-Merton option pricing method on the operational milestone tranches. As of March 31, 2021, we had $22.3 million of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of 10 years, and are subject to catch-adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. If such milestones are achieved, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period the achievement is certified by the Board of Directors. As of March 31, 2021, we had unrecognized stock-based compensation expense of $8.6 million for the operational milestones that were considered currently not probable of achievement.

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of March 31, 2021 were as follows:

2021 (9 months remaining)	$460,703
2022	549,270
2023	536,270
2024	44,689
Total Future Lease Payments	1,590,932
Less: Imputed Interest	(96,959)
Total Lease Liability Balance	$1,493,973

Operating lease costs under the operating leases totaled $124,215 and $150,000 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 2.9 years.

Note 15 - Subsequent Events

On April 1, 2021, the Company sold an additional 621,951 shares of its common stock pursuant to the full exercise by the underwriters of their over-allotment option under the underwriting agreement with BTIG, LLC dated March 25, 2021. The Company received gross sale proceeds of $12,749,996. Net proceeds received by the Company after issuance costs was $12,048,746.

Since March 31, 2021, a total of 30,900 warrants were exercised on a cash basis resulting in the issuance of 30,900 shares of common stock in exchange for proceeds of $126,690. Additionally, since March 31, 2021, as a result of stock option exercises, the majority of which were on a cashless basis, we have issued an additional 277,029 shares of common stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2020.

As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix”, “management,” “we,” “our,” and “us” refer to Vuzix Corporation.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our accounting policies for the three months ended March 31, 2021.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable computing devices and augmented reality wearable display devices also referred to as head mounted displays (or HMDs), HUDs or near-eye displays, in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head-worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical markets, and, to a lesser degree, defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully integrated wearable display systems, including head mounted displays to commercial, industrial and defense customers. We do not offer “work for hire” services but rather offer our services for projects that could be expected to result in advancing our technology or lead to a long-term supply or OEM relationship.

All of the mobile display and wearable and mobile electronics markets in which we compete, including mobile and wearable displays and electronics, have been and continue to be subject to consistent and rapid technological change, with ever greater capabilities and performance and, in many cases, including the rapid adoption of tablets and mobile devices with larger screen sizes and improved display resolutions, as well as declining prices on mobile phones and other computing devices. As a result, we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in the design and manufacturing of micro-display projection engines, waveguides, mechanical packaging, ergonomics, and optical systems.

Impact of COVID-19

The implications of COVID-19 on our results from operations going forward continue to remain uncertain. The COVID-19 pandemic still has the ongoing potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. Recent increases in demand for certain chips within the technology sectors and other industries has been one of the ripple effects of the Covid crisis that is causing shortages of certain chips and negatively impacting many companies supply chain and their ability to maintain or grow their production to meet market demands. At this time we are operating successfully but are starting to see longer component lead times which is increasing risk in our supply chain.

On the other hand, we have seen positive growth for Vuzix smart glasses products in the medical field with telemedicine and guided remote support and in enterprise use cases with remote support. In addition, the need for enabling remote training and support for equipment in the field is becoming a new challenge for enterprises to address and our smart glasses products are poised to help companies address these challenges. Flying and the resumption of travel in general remain challenged and, in the interest of safety, companies are looking for alternatives. Vuzix smart glasses solutions and those offered by our Value-Added Resellers provide a wide array of solutions that can help immediately address these challenges. In addition, other new use cases for our products are developing, including their use in medical applications from remote support for residents doing their rounds to remote patient care in assisted living facilities or the ICU (intensive care unit).

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
			Dollar	% Increase
	2021	2020	Change	(Decrease)
Sales:
Sales of Products	$3,805,170	$1,371,509	$2,433,661	177%
Sales of Engineering Services	110,219	160,206	(49,987)	(31)%

Total Sales	3,915,389	1,531,715	2,383,674	156%

Cost of Sales:
Cost of Sales - Products	2,819,971	1,426,038	1,393,933	98%
Cost of Sales - Engineering Services	15,827	25,161	(9,334)	(37)%

Total Cost of Sales	2,835,798	1,451,199	1,384,599	95%

Gross Profit (exclusive of depreciation shown separately below)	1,079,591	80,516	999,075	1,241%
Gross Profit %	28%	5%

Operating Expenses:
Research and Development	2,079,927	2,023,058	56,869	3%
Selling and Marketing	1,240,734	1,152,808	87,926	8%
General and Administrative	3,703,837	1,537,820	2,166,017	141%
Depreciation and Amortization	517,412	648,541	(131,129)	(20)%
Impairment of Patents and Trademarks	27,731	57,532	(29,801)	(52)%
Loss on Fixed Asset Disposal	83,908	—	83,908	NM

Loss from Operations	(6,573,958)	(5,339,243)	(1,234,715)	23%

Other Income (Expense):
Investment Income	7,838	22,157	(14,319)	(65)%
Other Taxes	(19,725)	(17,686)	(2,039)	12%
Foreign Exchange Gain Loss	(53,518)	(26,852)	(26,666)	99%

Total Other Expense, Net	(65,405)	(22,381)	(43,024)	192%

Loss Before Provision for Income Taxes	(6,639,363)	(5,361,624)	(1,277,739)	24%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(6,639,363)	$(5,361,624)	$(1,277,739)	24%

Sales.   There was an increase in total sales for the three months ended March 31, 2021 over the same period in 2020 of $2,383,674 or 156%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2021	Total Sales	March 31, 2020	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$3,772,481	96%	1,354,433	88%	$2,418,048	179%
Sales Freight out	32,689	1%	17,076	1%	15,613	91%
Sales of Engineering Services	110,219	3%	160,206	11%	(49,987)	(31)%
Total Sales	$3,915,389	100%	$1,531,715	100%	$2,383,674	156%

Sales of Smart Glasses products rose by 179% in the three months ended March 31, 2021, primarily as a result of our M400 Smart Glasses, which tripled in sales as compared to the same period in 2020. Sales revenues from our M-Series Smart Glasses were $3,079,609, a 175% increase of $1,961,651 over the prior year’s quarter. Revenues of Blade Smart Glasses increased by $127,225 or 54% in the three months ended 2021 versus 2020 primarily driven by a 23% increase in unit sales and higher selling prices on our Blade upgraded model as compared to the previous Blade 1.0.

Sales of Engineering Services for the three months ended March 31, 2021 were $110,219 as compared to $160,206 in the 2020 period. The revenue recognized in the three months ended March 31, 2021 for engineering services was substantially a result of a current waveguide and projector development project for a micro-display organization, which commenced in the third quarter of 2020. This project is expected to be completed in the second quarter of 2021, resulting in an additional $40,000 of engineering services revenue.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	March 31, 2021	Product Sales	March 31, 2020	Product Sales	Change	(Decrease)
Product Cost of Sales	$1,998,514	53%	$744,575	54%	$1,253,939	168%
Freight Costs	190,345	5%	112,111	8%	78,234	70%
Manufacturing Overhead	546,673	14%	506,204	37%	40,469	8%
Warranty Costs	(32,848)	(1)%	222	0%	(33,070)	(14,896)%
Amortization of Software Development Costs	64,999	2%	25,000	2%	39,999	160%
Software Royalties	52,288	1%	37,926	3%	14,362	38%

Total Cost of Sales - Products	$2,819,971	74%	$1,426,038	104%	$1,393,933	98%

Gross Profit (Loss) - Product Sales	$985,199	26%	$(54,529)	(4)%	$1,039,728	NM

For the three months ended March 31, 2021, we reported an overall gross profit from product sales of $985,199 as compared to a gross loss of $54,529 in the same period in 2020. On a product cost of sales basis only, product direct costs were 53% of sales in the 2021 period as compared to 54% in 2020. Overall total product margin was also positively impacted by a gain on warranty provision for the three months ended March 31, 2021, as the Company continues to realize lower than expected warranty returns primarily on its M-400 series. Also positively impacting overall product sales margin was the absorption of our relatively fixed overhead costs over a significantly larger sales base.

Manufacturing overhead costs while increasing in absolute dollars by 8% for the three months ended March 31, 2021 over the 2020 comparable period, primarily due to manufacturing supply chain additions, decreased to 5% from 8% in the same period in 2020 as a percentage of total product sales. There was a gain on warranty provision of $32,848 for the three months ended March 31, 2021 as compared to a warranty expense of $222 in the same period in 2020.

Costs for engineering services for the three months ended March 31, 2021 were $15,827 as compared to $25,161 in 2020. The majority of the 2021 period amounts represented the reclassification of our internal R&D wage costs associated with one current waveguide development project. There was a gross profit of $94,392 from engineering services for the three months ended March 31, 2021 versus $135,045 in the same period in 2020.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2021	Total Sales	March 31, 2020	Total Sales	Change	(Decrease)
Research and Development	$2,079,927	53%	$2,023,058	132%	$56,869	3%

Research and development costs for the three months ended increased by $56,869 or 3% as compared to the same period in 2020. This increase was largely driven by a $337,186 increase in salary, salary benefits and stock-based compensation; mostly offset by decreases of $253,496 in external consulting fees related to our M400 Smart Glasses development and maintenance, and a decrease of $26,785 in travel related expenses.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2021	Total Sales	March 31, 2020	Total Sales	Change	(Decrease)
Selling and Marketing	$1,240,734	32%	$1,152,808	75%	$87,926	8%

Selling and marketing costs for the three months ended March 31, 2021 increased by $87,926 or 8% as compared to the same period in 2020. This increase in costs was due to the following factors: an increase of $179,644 in salary and stock-based compensation related expense; a $119,137 increase in advertising; an increase of $91,201 in website development and maintenance costs; an increase of $87,559 in external consulting fees; an increase of $41,913 in inside sales commissions due to our higher commissionable sales revenue; offset by decreases of $333,516 in trade show expenses and a decrease of $64,481 in travel related expenses.

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2021	Total Sales	March 31, 2020	Total Sales	Change	(Decrease)
General and Administrative	$3,703,837	95%	$1,537,820	100%	$2,166,017	141%

General and administrative costs for the three months ended March 31, 2021 increased by $2,166,017 or 141% as compared to the same period in 2020. This increase in costs was due to the following factors: a net increase in salary, benefits and stock-based compensation expenses of $1,815,215, of which $1,600,688 was non-cash stock-based compensation related to our new Long-term Incentive Plan; an increase of $174,867 in legal fees; an increase in IR and shareholder related expenses of $112,537; an increase of $99,995 in regulatory filing fees with the SEC and FINRA related to our S-3 filing in February; an increase of $70,138 in recruitment and hiring fees; partially offset by a decrease in travel related expenses of $85,080.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2021 was $517,412 as compared to $648,541 in the same period in 2020, a decrease of $131,129. The decrease in depreciation expense is primarily due our leasehold improvements in our West Henrietta location, which became fully amortized in October 2020.

Other Expense. Total other expense was $65,405 for the three months ended March 31, 2021 as compared to an expense of $22,381 in the same period in 2020, a net increase of $43,024. The overall increase in other expenses was primarily the result of an increase in foreign exchange losses of $26,666 and a decrease of $14,319 in investment interest income, as interest rates continued to decline in the three months ended March 31, 2021 as compared to the same period of 2020.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending March 31, 2021 and 2020.

Liquidity and Capital Resources

Capital Resources: As of March 31, 2021, we had cash and cash equivalents of $132,722,096, an increase of $96,652,588 from $36,069,508 as of December 31, 2020.

As of March 31, 2021, we had current assets of $144,089,384 as compared to current liabilities of $3,574,993 which resulted in a positive working capital position of $140,514,391. As of December 31, 2020, we had a working capital position of $41,959,763. Our current liabilities are comprised principally of accounts payable, accrued expenses and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the three months ended:

	March 31,	March 31,
	2021	2020
Net Cash Provided by (used in)
Operating Activities	$(5,921,629)	$(4,198,751)
Investing Activities	(650,655)	(264,682)
Financing Activities	103,224,872	—

During the three months ended March 31, 2021, we used $5,921,629 of cash for operating activities as compared to $4,198,751 for the comparable period in 2020. For the three months ended March 31, 2021, we incurred a net loss of $6,639,363, partially offset by non-cash operating expenses of $2,795,356, for a net cash loss of $3,844,007 before changes in working capital. Net changes in working capital items were $2,077,622 for the three months ended March 31, 2021 with the largest factor resulting from $2,643,458 of investments in inventory and vendor prepayments for M400 components; partially offset by an increase in accrued expense of $646,048.

During the three months ended March 31, 2021, we used $650,655 of cash for investing activities, which includes $314,981 for purchases of manufacturing equipment and product mold tooling and a $200,000 equity investment in a strategic business partner. For the three months ended March 31, 2020, we used a total of $264,682 in cash for investing activities.

During the three months ended March 31, 2021, we received $103,224,872 in net cash from financing activities, which included: (i) $79,603,872 in net proceeds from our sale of equity securities that closed on March 30, 2021, (ii) $34,568,538 in proceeds from the exercise of warrants, and (iii) $196,828 in proceeds from the exercise of stock options. The proceeds were partially offset by a: (i) $10,000,000 payment to Intel for the settlement of our accrued Series A Preferred Stock dividends, and (ii) a $1,144,366 payment for employee tax withholdings, whereby shares were withheld to cover, related to our employee stock awards in 2020 that were granted as part of our salary reduction program and vested in January 2021. For the three months ended March 31, 2020, we did not receive any proceeds from financing activities.

As of March 31, 2021, the Company does not have any current or long-term debt obligations outstanding.

We incurred a net loss for the three months ended March 31, 2021 of $6,639,363 and annual net losses of $17,952,172 in 2020 and $26,476,370 in 2019. The Company has an accumulated deficit of $169,334,346 as of March 31, 2021.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. Our operations are financed primarily through the net proceeds from the sale of our equity securities and the exercise of any related warrants. As of March 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $132,722,096.

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

Since December 31, 2020, a total of 7,241,028 warrants were exercised on a cash basis resulting in the issuance of 7,241,028 shares of common stock for gross proceeds to the Company of $34,568,538.

On March 30, 2021, the Company sold 4,146,342 shares of the Company’s common stock in a registered public offering at a purchase price of $20.50 per share and received gross proceeds of $85,000,011. In addition, on April 1, 2021, the Company sold an additional 621,951 shares of its common stock pursuant to the full exercise by the underwriters of their over-allotment option, for gross proceeds of $12,749,996. Net proceeds received by the Company from the exercise of this option after issuance costs were $12,048,746.

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements concerning:

●	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
●	the effect of competitors and competition in our markets;
●	our wearable smart glasses products and their market acceptance and future potential;
●	our ability to develop, timely introduce, and effectively manage the introduction of new products and services or improve our existing products and services;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to attract and retain customers;
●	our ability to accurately forecast consumer demand and adequately manage our inventory;
●	our ability to deliver an adequate supply of product to meet demand;

●	our ability to maintain and promote our brand and expand brand awareness;
●	our ability to detect, prevent, or fix defects in our products;
●	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
●	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
●	our ability to attract and retain highly skilled employees;
●	the impact of foreign currency exchange rates;
●	the effect of future regulations;
●	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
●	general market, political, economic and business conditions.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those that are described in “Risk Factors” in this report and under Item 1A and elsewhere in our annual report on Form 10-K for the year ended December 31, 2020 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at March 31, 2021.

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

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property.

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020. There have been no material changes from those risk factors. The risks discussed in our 2020 annual report could materially affect our business, financial condition and future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

-	During the three months ended March 31, 2021, we issued 27,586 shares of common stock as a result of employee stock option exercises.

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

VUZIX CORPORATION

Date: May 10, 2021	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)