Form 10-Q
period 2021-06-30
Vuzix Corp
filed 2021-08-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 9, 2021, there were 63,583,523 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$137,604,345	$36,069,508
Accounts Receivable	1,099,315	1,388,882
Inventories, Net	7,884,363	6,100,824
Licenses, Net	136,221	272,444
Manufacturing Vendor Prepayments	3,050,105	485,032
Prepaid Expenses and Other Assets	1,260,645	738,561

Total Current Assets	151,034,994	45,055,251

Long-Term Assets
Fixed Assets, Net	2,902,153	2,837,402
Operating Lease Right-of-Use Asset	1,389,276	1,517,306
Patents and Trademarks, Net	1,677,837	1,593,049
Licenses, Net	1,522,289	193,687
Intangible Asset, Net	357,002	566,456
Other Assets, Net	825,000	708,333

Total Assets	$159,708,551	$52,471,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,424,967	$1,517,155
Unearned Revenue	13,699	41,152
Accrued Expenses	1,058,087	983,033
Income and Other Taxes Payable	80,203	109,653
Operating Lease Right-of-Use Liability	551,967	444,495

Total Current Liabilities	3,128,923	3,095,488

Long-Term Liabilities
Operating Lease Right-of-Use Liability	837,309	1,072,811

Total Liabilities	3,966,232	4,168,299

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; zero and 49,626 Shares Issued and Outstanding as of June 30, 2021 and December 31, 2020.	—	50
Common Stock - $0.001 Par Value, 100,000,000 Shares Authorized; 63,278,096 and 45,645,166 Shares Issued and Outstanding as of June 30, 2021 and December 31, 2020.	63,278	45,645
Additional Paid-in Capital	333,792,844	210,952,473
Accumulated Deficit	(178,113,803)	(162,694,983)

Total Stockholders' Equity	155,742,319	48,303,185

Total Liabilities and Stockholders' Equity	$159,708,551	$52,471,484

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2021	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	$48,303,185
Stock-Based Compensation Expense	—	—	68,047	68	5,566,056	—	5,566,124
Stock Option Exercises	—	—	567,826	568	673,191	—	673,759
Stock Warrant Exercises	—	—	7,274,328	7,274	34,697,794	—	34,705,068
Proceeds from Common Stock Offering	—	—	4,768,293	4,768	97,784,270	—	97,789,038
Direct Costs of Common Stock Offering	—	—	—	—	(6,136,420)	—	(6,136,420)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,282)	—	(1,144,365)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	1,404,750
Preferred Stock Converted	(49,626)	(50)	4,962,600	4,963	(10,004,913)	—	(10,000,000)
Net Loss	—	—	—	—	—	(15,418,820)	(15,418,820)
Balance - June 30, 2021	—	$—	63,278,096	$63,278	$333,792,844	$(178,113,803)	$155,742,319

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - April 1, 2021	—	$—	62,142,940	$62,143	$316,208,276	$(169,334,346)	$146,936,073
Stock-Based Compensation Expense	—	—	68,047	68	3,518,679	—	3,518,747
Stock Option Exercises	—	—	336,858	337	476,593	—	476,930
Stock Warrant Exercises	—	—	33,300	33	136,497	—	136,530
Proceeds from Common Stock Offering	—	—	621,951	622	12,748,752	—	12,749,374
Direct Costs of Common Stock Offering	—	—	—	—	(700,628)	—	(700,628)
Stock Issued for Technology LicensesPurchase	—	—	75,000	75	1,404,675	—	1,404,750
Net Loss	—	—	—	—	—	(8,779,457)	(8,779,457)
Balance - June 30, 2021	—	$—	63,278,096	$63,278	$333,792,844	$(178,113,803)	$155,742,319

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2020	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443
Stock-Based Compensation Expense	—	—	875,486	876	910,815	—	911,691
Proceeds from Common Stock Offerings	—	—	5,000,000	5,000	11,245,000	—	11,250,000
Direct Costs of Common Stock Offerings	—	—	—	—	(667,691)	—	(667,691)
Net Loss	—	—	—	—	—	(9,600,290)	(9,600,290)
Balance - June 30, 2020	49,626	$50	39,004,106	$39,004	$180,438,200	$(154,343,101)	$26,134,153

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - April 1, 2020	49,626	$50	33,128,620	$33,128	$169,160,041	$(150,104,435)	$19,088,784
Stock-Based Compensation Expense	—	—	875,486	876	700,850	—	701,726
Proceeds from Common Stock Offerings	—	—	5,000,000	5,000	11,245,000	—	11,250,000
Direct Costs of Common Stock Offerings	—	—	—	—	(667,691)	—	(667,691)
Net Loss	—	—	—	—	—	(4,238,666)	(4,238,666)
Balance - June 30, 2020	49,626	$50	39,004,106	$39,004	$180,438,200	$(154,343,101)	$26,134,153

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales:
Sales of Products	$2,833,644	$2,335,189	$6,638,814	$3,706,699
Sales of Engineering Services	82,894	701,654	193,113	861,860

Total Sales	2,916,538	3,036,843	6,831,927	4,568,559

Cost of Sales:
Cost of Sales - Products Sold	2,323,324	2,122,329	5,143,295	3,548,367
Cost of Sales - Engineering Services	13,842	118,594	29,669	143,755

Total Cost of Sales	2,337,166	2,240,923	5,172,964	3,692,122

Gross Profit (exclusive of depreciation shown separately below)	579,372	795,920	1,658,963	876,437

Operating Expenses:
Research and Development	2,700,732	1,796,268	4,780,659	3,819,326
Selling and Marketing	1,337,558	796,857	2,578,292	1,949,665
General and Administrative	4,749,920	1,799,958	8,453,757	3,337,778
Depreciation and Amortization	501,678	640,711	1,019,090	1,289,253
Loss on Fixed Asset Disposal	—	—	83,908	—
Impairment of Patents and Trademarks	30,765	—	58,496	57,532

Total Operating Expenses	9,320,653	5,033,794	16,974,202	10,453,554

Loss From Operations	(8,741,281)	(4,237,874)	(15,315,239)	(9,577,117)

Other Income (Expense):
Investment Income	7,767	7,089	15,605	29,246
Income and Other Taxes	(12,783)	(9,379)	(32,508)	(27,065)
Foreign Exchange (Loss) Income	(33,160)	1,498	(86,678)	(25,354)

Total Other Expense, Net	(38,176)	(792)	(103,581)	(23,173)

Loss Before Provision for Income Taxes	(8,779,457)	(4,238,666)	(15,418,820)	(9,600,290)
Provision for Income Taxes	—	—	—	—

Net Loss	(8,779,457)	(4,238,666)	(15,418,820)	(9,600,290)
Preferred Stock Dividends - Accrued not Paid	—	(507,315)	—	(1,007,153)
Loss Attributable to Common Stockholders	$(8,779,457)	$(4,745,981)	$(15,418,820)	$(10,607,443)

Basic and Diluted Loss per Common Share	$(0.14)	$(0.13)	$(0.26)	$(0.31)
Weighted-average Shares Outstanding - Basic and Diluted	63,071,061	36,341,616	58,631,078	34,735,118

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(15,418,820)	$(9,600,290)
Non-Cash Adjustments
Depreciation and Amortization	1,019,090	1,289,253
Amortization of Software Development Costs in Cost of Sales - Products	120,197	91,664
Stock-Based Compensation	5,683,591	941,933
Impairment of Patents and Trademarks	58,496	57,532
Loss on Fixed Asset Disposal	83,908	—
(Increase) Decrease in Operating Assets
Accounts Receivable	289,567	(120,965)
Accrued Project Revenue	—	(175,005)
Inventories	(1,783,539)	(548,466)
Manufacturing Vendor Prepayments	(2,565,073)	(374,791)
Prepaid Expenses and Other Assets	(522,084)	(7,442)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(92,188)	(230,201)
Accrued Expenses	75,055	(122,971)
Unearned Revenue	(27,453)	(77,247)
Income and Other Taxes	(29,450)	5,915

Net Cash Flows Used in Operating Activities	(13,108,703)	(8,871,081)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(719,164)	(253,174)
Investments in Patents and Trademarks	(214,450)	(140,863)
Investments in Licenses, Intangible and Other Assets	(305,158)	(250,000)

Net Cash Used in Investing Activities	(1,238,772)	(644,037)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	34,705,068	—
Proceeds from Exercise of Stock Options	673,759	—
Proceeds from Common Stock Offering, Net	91,647,850	10,582,309
Preferred Dividend Settlement Payment	(10,000,000)	—
Employee Tax Withholdings Payment	(1,144,365)	—
Proceeds from Term Note	—	1,555,900

Net Cash Flows Provided from Financing Activities	115,882,312	12,138,209

Net Increase in Cash and Cash Equivalents	101,534,837	2,623,091
Cash and Cash Equivalents - Beginning of Period	36,069,508	10,606,091

Cash and Cash Equivalents - End of Period	$137,604,345	$13,229,182

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses	$101,517	$223,496
Non-Cash Investment in Licenses	1,404,750	471,809
Stock-Based Compensation Expense - Expensed less Previously Issued	117,467	31,118

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2020, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.

Customer Concentrations

For the three months ended June 30, 2021, no one customer represented more than 10% of total product revenue and one customer represented 100% of engineering services revenue. For the three months ended June 30, 2020, no one customer represented more than 10% of total product revenue and two customers represented 100% of engineering services revenue.

For the six months ended June 30, 2021, no one customer represented more than 10% of total product revenue and two customers represented 100% of engineering services revenue. For the six months ended June 30, 2020, no one customer represented more than 10% of total product revenue and two customers represented 100% of engineering services revenue.

As of June 30, 2021, two customers represented 13% and 10% of accounts receivable. As of December 31, 2020, two customers represented 21% and 14% of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Smart Glasses Sales	$2,833,644	$2,335,189	$6,638,814	$3,706,699
Engineering Services	82,894	701,654	193,113	861,860

Total Revenue	$2,916,538	$3,036,843	$6,831,927	$4,568,559

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include an end-user 30-day right to return if not satisfied with product and general payment terms that are between Net 30 and 60 days. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

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

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the six months ended June 30, 2021:

% of Total Sales
Point-in-Time	97%
Over Time – Input Method	3%

Total	100%

Remaining Performance Obligations

As of June 30, 2021, the Company had no outstanding performance obligations under its engineering services and waveguide development projects, as all projects were completed and delivered in the first half of 2021. In addition, the Company had no materially outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and six months ended June 30, 2021 and 2020, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At June 30, 2021 and 2020, there were 8,584,030 and 14,147,580 common stock share equivalents, respectively, potentially issuable under conversion of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	June 30,	December 31,
	2021	2020

Purchased Parts and Components	$4,522,059	$5,252,709
Work-in-Process	682,050	1,381,677
Finished Goods	4,173,309	3,352,057
Less: Reserve for Obsolescence	(1,493,055)	(3,885,619)

Inventories, Net	$7,884,363	$6,100,824

Note 5 – Licenses, Net

	June 30,	December 31,
	2021	2020

Licenses	$1,038,606	$493,717
Less: Accumulated Amortization / Expensed	(784,846)	(572,475)
Additions	1,404,750	544,889
	1,658,510	466,131
Less: Current Portion	(136,221)	(272,444)

Licenses, Net	$1,522,289	$193,687

In December 2020, the Company renewed its global non-exclusive master reseller agreement (MRA) for certain smart glasses software under which it committed to sell a minimum number of new software licenses in 2021, as well as the unsold remainder from 2020. The amount capitalized, included in current assets on the Consolidated Balance Sheets, will be expensed to cost of sales - products sold during the period based upon actual software licenses sold, with any of the remaining prepaid licenses expensed at the end of the term of the MRA.

The Company acquired two licenses in 2017. The first related to the renegotiation of an existing license at a cost of $114,967, which resulted in lower royalty rates being paid by the Company over the next 10 years. This license went into effect as of January 1, 2018. The second license was a result of the Company entering into a Technology Purchase and Royalty Agreement where it acquired all the seller’s right, title and interest in certain Transferred Intellectual Property (IP). Pursuant to the agreement, the Company paid approximately $75,702 as reimbursement of related patent application costs incurred by the seller to date, which are included in Patents and Trademarks. The Company also issued 25,000 shares of common stock, valued at $128,750, upon the closing and agreed to certain further share issuances of 75,000 shares based upon the achievement of certain development milestones as well as per unit royalties once the technology was commercialized for the life of the related patents. In June 2021, the Company purchased outright the obligations for ongoing royalties and certain other intellectual property rights in connection with consulting services by the original seller in exchange for the issuance of 75,000 shares with an assigned market value of $18.73 per share. The underlying technology is not yet ready for commercialization, but the Company intends to proceed with further research and development work over the next 2 to 3 years.

Note 6 – Intangible Asset, Net

	June 30,	December 31,
	2021	2020

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(1,142,998)	(933,544)

Intangible Asset, Net	$357,002	$566,456

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

Total commissions expense under this agreement for the three months ended June 30, 2021 and 2020 was $4,192 and $140,364. Total commissions expense for the six months ended June 30, 2021 and 2020 was $56,847 and $176,944. All commissions expense related to this agreement are included in Selling and Marketing expense.

Total amortization expense for this intangible asset for the three months ended June 30, 2021 and 2020 was $104,727 and $112,090, respectively. Total amortization expense for this intangible asset for the six months ended June 30, 2021 and 2020 was $209,454 and $214,090, respectively. Future monthly amortization expense for the remaining 11.5 months is approximately $31,000 per month.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020

Accrued Wages and Related Costs	$513,222	$582,924
Accrued Professional Services	178,160	187,323
Accrued Warranty Obligations	112,963	143,898
Other Accrued Expenses	253,742	68,888

Total	$1,058,087	$983,033

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

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2021 and the balance as of December 31, 2020 were as follows:

Accrued Warranty Obligations at December 31, 2020	$143,898
Reductions for Settling Warranties	(230,099)
Warranties Issued During Period	199,164

Accrued Warranty Obligations at June 30, 2021	$112,963

Note 8 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 9 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of June 30, 2021 and December 31, 2020. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil and 49,626 shares of Series A Preferred Stock issued and outstanding on June 30, 2021 and December 31, 2020, respectively.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 63,278,096 and 45,645,166 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.

On March 25, 2021, the Company entered into an underwriting agreement with BTIG, LLC for the sale of 4,146,342 shares of the Company’s common stock in an underwritten public offering at a public offering price of $20.50 per share. On March 30, 2021, the Company closed on this public offering and received gross proceeds of $85,000,011. The Company received net proceeds after the underwriting discount and issuance costs and expenses of $79,603,872.

On April 1, 2021, the Company sold an additional 621,951 shares of its common stock pursuant to the full exercise by the underwriters of their over-allotment option. The Company received gross proceeds from the exercise of the over-allotment option of $12,749,996. The Company received net proceeds after the underwriting discount and issuance costs of $12,048,746.

Note 10 – Stock Warrants

A summary of the various changes in warrants during the six months ended June 30, 2021 is as follows:

June 30,
2021
Warrants Outstanding at December 31, 2020	7,276,928
Exercised During the Period	(7,274,328)
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding at June 30, 2021	2,600

The outstanding warrants as of June 30, 2021, expire on January 2, 2022. The average remaining term of the warrants is 0.51 years. The exercise price is $4.10 per share.

During the three months ended June 30, 2021, a total of 33,300 warrants were exercised on a cash basis resulting in the issuance of 33,300 shares of common stock and proceeds to the Company of $136,530. During the three months ended June 30, 2020 there were no warrants exercised.

During the six months ended June 30, 2021, a total of 7,274,328 warrants were exercised on a cash basis resulting in the issuance of 7,274,328 shares of common stock and proceeds to the Company of $34,705,068. During the six months ended June 30, 2020 there were no warrants exercised.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-term Incentive Plan, for the six months ended June 30, 2021 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2020	2,633,175	$3.09
Granted	825,500	18.94
Exercised	(594,913)	2.75
Expired or Forfeited	(66,332)	7.81

Outstanding at June 30, 2021	2,797,430	$7.53

The weighted average remaining contractual term for all options as of June 30, 2021 and December 31, 2020 was 8.1 years and 6.5 years, respectively.

As of June 30, 2021, there were 903,208 options that were fully-vested and exercisable at a weighted average exercise price of $4.59 per share. The weighted average remaining contractual term of the vested options is 6.0 years.

As of June 30, 2021, there were 1,894,222 unvested options exercisable at a weighted average exercise price of $8.92 per share. The weighted average remaining contractual term of the unvested options is 9.1 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2021, the Company had $11,960,874 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 3.6 years.

During the three months ended June 30, 2021, the Company issued 68,047 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2021 to June 2022 and for onboarding of the new directors. The fair market value on the date of award of the stock issued was $16.90, resulting in an aggregate fair value of approximately $1,150,000. The fair market value of these awards is expensed over twelve (12) months for 59,170 shares and twenty-four (24) months for 8,877 shares beginning on July 1, 2021.

For the three months ended June 30, 2021 and 2020, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s Long-term Incentive Plan, of $1,012,094 and $639,358, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded total stock-based compensation expense, including stock awards, of $1,468,838 and $941,933, respectively.

Note 12 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three and six months ended June 30, 2021, the Company recorded non-cash stock-based compensation expense of $1,649,461 and $4,214,753, respectively, for options that vested or are probable to vest. There was no stock-based compensation expense related to the Company’s Long-term Incentive Plan in the comparable periods in 2020.

The fair value of option grants was calculated using a Monte Carlo simulation on the equity market capitalization tranches and the Black-Scholes-Merton option pricing method on the operational milestone tranches. As of June 30, 2021, we had $16,082,477 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of 1 to 4 years. The probabilities of the milestones achievement are subject to catch-adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is certified by the Board of Directors. As of June 30, 2021, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or achieved, the Company could ultimately recognize up to an additional $32.9 million in non-cash stock-based compensation expense at such time.

The equity market and operational milestones under the LTIP with their related option grants and criteria achievement weightings of the options available for meeting a target are as follows:

Award Potential	Criteria Achievement Weighting
	50% of Options Available	35% of Options Available	15% of Options Available
Options Available	Equity Market Capitalization Target	LTM Revenue Target	LTM EBITDA Margin before Non-Cash Charges Target

375,000	$ 1,000,000,000	Not Applicable	Not Applicable
686,000	2,000,000,000	$ 25,000,000	0.0%
686,000	3,000,000,000	50,000,000	2.0%
686,000	4,000,000,000	100,000,000	4.0%
686,000	5,000,000,000	200,000,000	6.0%
586,000	6,000,000,000	300,000,000	8.0%
586,000	7,000,000,000	450,000,000	10.0%
561,000	8,000,000,000	675,000,000	12.0%
491,000	9,000,000,000	1,000,000,000	14.0%
441,000	10,000,000,000	1,500,000,000	16.0%
5,784,000

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of June 30, 2021 were as follows:

Remainder of 2021	$354,258
2022	549,270
2023	536,270
2024	44,689
Total Future Lease Payments	1,484,487
Less: Imputed Interest	(95,211)
Total Lease Liability Balance	$1,389,276

Operating lease costs under the operating leases totaled $164,205 and $156,606 for the three months ended June 30, 2021 and 2020, respectively. Operating lease costs under the operating leases were $288,420 and $306,606 for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 2.5 years.

Note 15 - Subsequent Events

On July 28, 2021, the Company awarded 300,000 shares of restricted common stock to the new managing director of its newly established Integrated Solutions Business Unit. These restricted shares are subject to vesting, including 50,000 shares that may be earned over 3 years based on continued employment with the Company, and 250,000 shares that may be earned upon achievement of revenue and EBITDA operational milestones for the Integration Solutions Business Unit within specified periods of time over 5 years. The fair market value on the date of award of the restricted stock issued was $14.20, resulting in an aggregate fair value of approximately $4,260,000.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our accounting policies for the three months ended June 30, 2021.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable computing devices and augmented reality wearable display devices also referred to as head mounted displays (or HMDs), heads-up display (HUDs) or near-eye displays, in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head-worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical markets, and, to a lesser degree, defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully integrated wearable display systems, including head mounted displays to commercial, industrial and defense customers. We do not offer “work for hire” services but rather offer our services for projects that we expect could result in advancing our technology or lead to a long-term supply or OEM relationship.

All of the mobile display and wearable and mobile electronics markets in which we compete, including mobile and wearable displays and electronics, have been and continue to be subject to consistent and rapid technological change, with ever greater capabilities and performance and, in many cases, including mobile devices with larger screen sizes and improved display resolutions, as well as declining prices on mobile devices. As a result, we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in the design and manufacturing of micro-display projection engines, waveguides, mechanical packaging, ergonomics, and optical systems.

Impact of COVID-19

The implications of COVID-19 on our results from operations going forward remain uncertain. The COVID-19 pandemic still has the ongoing potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. Recent increases in demand for certain chips within various technology sectors and other industries has been one of the ripple effects of the COVID crisis that is causing shortages of certain chips and negatively impacting many companies’ supply chains and ability to maintain or grow their production to meet market demands. At this time, we are operating successfully but are seeing longer component lead times which is increasing risk in our supply chain as well as the need to carry more component inventories and make earlier purchase commitments for further purchase components.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
			Dollar	% Increase
	2021	2020	Change	(Decrease)
Sales:
Sales of Products	$2,833,644	$2,335,189	$498,455	21%
Sales of Engineering Services	82,894	701,654	(618,760)	(88)%

Total Sales	2,916,538	3,036,843	(120,305)	(4)%

Cost of Sales:
Cost of Sales - Products	2,323,324	2,122,329	200,995	9%
Cost of Sales - Engineering Services	13,842	118,594	(104,752)	(88)%

Total Cost of Sales	2,337,166	2,240,923	96,243	4%

Gross Profit (exclusive of depreciation shown separately below)	579,372	795,920	(216,548)	(27)
Gross Profit %	20%	26%

Operating Expenses:
Research and Development	2,700,732	1,796,268	904,464	50%
Selling and Marketing	1,337,558	796,857	540,701	68%
General and Administrative	4,749,920	1,799,958	2,949,962	164%
Depreciation and Amortization	501,678	640,711	(139,033)	(22)%
Impairment of Patents and Trademarks	30,765	—	30,765	NM

Loss from Operations	(8,741,281)	(4,237,874)	(4,503,407)	106%

Other Income (Expense):
Investment Income	7,767	7,089	678	10%
Income and Other Taxes	(12,783)	(9,379)	(3,404)	36%
Foreign Exchange Gain (Loss)	(33,160)	1,498	(34,658)	(2,314)%

Total Other Income (Expense), Net	(38,176)	(792)	(37,384)	4,720%

Loss Before Provision for Income Taxes	(8,779,457)	(4,238,666)	(4,540,791)	107%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(8,779,457)	$(4,238,666)	$(4,540,791)	107%

Sales.   There was a decrease in total sales of $120,305 or 4% for the three months ended June 30, 2021 compared to the same period in 2020. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$2,833,644	97%	2,335,189	77%	$498,455	21%
Sales of Engineering Services	82,894	3%	701,654	23%	(618,760)	(88)%
Total Sales	$2,916,538	100%	$3,036,843	100%	$(120,305)	(4)%

Sales of Smart Glasses products rose by 21% in the three months ended June 30, 2021, primarily as a result of continued growth of our M400 model and the new M4000 Smart Glasses sales, as compared to the same period in 2020. Sales revenues from our M-Series Smart Glasses were $2,399,608, a 16% increase of $325,163 over the prior year’s quarter. Revenues of Blade Smart Glasses increased by $173,053 or 77% in the three months ended June 30, 2021 versus 2020 primarily driven by a 108% increase in unit sales offset by a slightly lower selling prices on our Blade Upgraded model that we introduced at the end of the third quarter in 2020, as compared to the previous Blade model, which we discontinued in the fall of 2020.

Sales of Engineering Services for the three months ended June 30, 2021 were $82,894 as compared to $701,654 in the 2020 period. The revenue recognized in the three months ended June 30, 2021 for engineering services was substantially a result of a waveguide and projector development project for a micro-display organization, which commenced in the third quarter of 2020 and was completed in the second quarter of 2021.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	June 30, 2021	Product Sales	June 30, 2020	Product Sales	Change	(Decrease)
Product Cost of Sales	$1,344,381	47%	$1,170,555	50%	$173,826	15%
Freight Costs	172,608	6%	195,080	8%	(22,472)	(12)%
Manufacturing Overhead	707,489	25%	383,296	16%	324,193	85%
Warranty Costs	2,974	0%	12,654	1%	(9,680)	(76)%
Inventory Reserve for Obsolescence	—	—%	307,600	13%	(307,600)	(100)%
Amortization of Software Development Costs	59,231	2%	45,833	2%	13,398	29%
Software Royalties	36,641	1%	7,311	0%	29,330	401%

Total Cost of Sales - Products	$2,323,324	82%	$2,122,329	91%	$200,995	9%

Gross Profit - Product Sales	$510,320	18%	$212,860	9%	$297,460	140

For the three months ended June 30, 2021, we reported an overall gross profit from product sales of $510,320 as compared to $212,860 in the same period in 2020. On a product cost of sales basis only, product direct costs were 47% of sales in the 2021 period as compared to 50% in 2020. Overall total product margin was also positively impacted by a reduction in warranty provision of $9,680 for the three months ended June 30, 2021 as compared to the same period in 2020, as the Company continued to realize lower than expected warranty returns primarily on its M-400 series.

Manufacturing overhead costs increased $324,193 or 85% for the three months ended June 30, 2021 over the 2020 comparable period, to 25% from 16% as a percentage of total product sales, primarily due to manufacturing supply chain additional personnel and non-cash stock-based compensation expense.

Costs for engineering services for the three months ended June 30, 2021 were $13,842 as compared to $118,594 in 2020. The majority of the 2021 period amounts represented the reclassification of our internal R&D wage costs associated with one recently completed waveguide development project. There was a gross profit of $69,052 from engineering services for the three months ended June 30, 2021 versus $583,060 in the same period in 2020.

Research and Development.  Our research and development expenses consist primarily of compensation costs for personnel, related non-cash stock-based compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
Research and Development	$2,700,732	93%	$1,796,268	59%	$904,464	50%

Research and development costs for the three months ended June 30, 2021 increased by $904,464 or 50% as compared to the same period in 2020. This increase was largely driven by a $439,241 increase in salary and salary benefits related expense, of which $289,978 was related to non-cash stock-based compensation; an increase of $273,937 in research and development compliance and consulting fees; and an increase of $84,393 in research and development supplies.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
Selling and Marketing	$1,337,558	46%	$796,857	26%	$540,701	68%

Selling and marketing costs for the three months ended June 30, 2021 increased by $540,701 or 68% as compared to the same period in 2020. This increase in costs was due to the following factors: an increase of $244,750 in salary and salary benefits related expense, of which $119,066 was related to non-cash stock-based compensation; a $185,920 increase in advertising expense; and an increase of $105,216 in sales consulting and marketing fees.

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
General and Administrative	$4,749,920	163%	$1,799,958	59%	$2,949,962	164%

General and administrative costs for the three months ended June 30, 2021 increased by $2,949,962 or 164% as compared to the same period in 2020. This increase in costs was due to the following factors: a net increase in salary and salary benefits related expenses of $2,655,513, of which $2,554,565 was related to non-cash stock-based compensation with the Company’s new LTIP, which was not in place in 2020, representing $2,373,214 of the non-cash increase; an increase of $212,940 in IR and shareholder related expenses; an increase of $112,337 in recruitment and hiring fees; and an increase of $108,624 in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2021 was $501,678 as compared to $640,711 in the same period in 2020, a decrease of $139,033. The decrease in depreciation expense is primarily due to leasehold improvements in our West Henrietta, New York location, which became fully amortized in October 2020.

Other Expense. Total other expense was $38,176 for the three months ended June 30, 2021 as compared to an expense of $792 in the same period in 2020, a net increase of $37,384. The overall increase in other expenses was primarily the result of an increase in foreign exchange losses of $34,658.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending June 30, 2021 and 2020.

Results of Operations

Comparison of Six Months Ended June 30, 2021 and 2020

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
			Dollar	% Increase
	2021	2020	Change	(Decrease)
Sales:
Sales of Products	$6,638,814	$3,706,699	$2,932,115	79%
Sales of Engineering Services	193,113	861,860	(668,747)	(78)%

Total Sales	6,831,927	4,568,559	2,263,368	50%

Cost of Sales:
Cost of Sales - Products Sold	5,143,295	3,548,367	1,594,928	45%
Cost of Sales - Engineering Services	29,669	143,755	(114,086)	(79)%

Total Cost of Sales	5,172,964	3,692,122	1,480,842	40%

Gross Profit (exclusive of depreciation shown separately below)	1,658,963	876,437	782,526	89%
Gross Profit %	24%	19%

Operating Expenses:
Research and Development	4,780,659	3,819,326	961,333	25%
Selling and Marketing	2,578,292	1,949,665	628,627	32%
General and Administrative	8,453,757	3,337,778	5,115,979	153%
Depreciation and Amortization	1,019,090	1,289,253	(270,163)	(21)%
Impairment of Patents and Trademarks	58,496	57,532	964	2%
Loss on Fixed Asset Disposal	83,908	—	83,908	NM

Loss from Operations	(15,315,239)	(9,577,117)	(5,738,122)	60%

Other Income (Expense):
Investment Income	15,605	29,246	(13,641)	(47)%
Income and Other Taxes	(32,508)	(27,065)	(5,443)	20%
Foreign Exchange Loss	(86,678)	(25,354)	(61,324)	242%

Total Other Expense, Net	(103,581)	(23,173)	(80,408)	347%

Net Loss	$(15,418,820)	$(9,600,290)	$(5,818,530)	61%

Sales.   There was an increase in total sales for the six months ended June 30, 2021 compared to the same period in 2020 of $2,263,368 or 50%. The following table reflects the major components of our sales:

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$6,638,814	97%	$3,706,699	81%	$2,932,115	79%
Sales of Engineering Services	193,113	3%	861,860	19%	(668,747)	(78)%
Total Sales	$6,831,927	100%	$4,568,559	100%	$2,263,368	50%

Sales of Smart Glasses products rose by 79% or $2,932,115 in the six months ended June 30, 2021, primarily as a result of the continued growth of our M400 model and the new M4000 Smart Glasses sales, as compared to the same period in 2020. Sales revenues from our M-Series Smart Glasses were $5,808,389, a 181% increase of $2,615,986, over the prior year’s period. Revenues of Blade Smart Glasses increased by $303,278 or 65% in the six months ended June 30, 2021 versus 2020 primarily driven by a 61% increase in unit sales of our Blade Upgraded model as compared to the previous Blade model, which we discontinued in the fall of 2020.

Sales of Engineering Services for the six months ended June 30, 2021 were $193,113 as compared to $861,860 in the 2020 period. The revenue recognized in the six months ended June 30, 2021 for engineering services was substantially a result of a waveguide and projector development project for a micro-display organization, which we commenced in the third quarter of 2020 and completed in the second quarter of 2021.

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

	Six Months Ended	As % Related	Six Months Ended	As % Related	Dollar	% Increase
	June 30, 2021	Product Sales	June 30, 2020	Product Sales	Change	(Decrease)
Product Cost of Sales	$3,342,895	50%	$1,915,130	52%	$1,427,765	75%
Freight Costs	362,953	5%	307,191	8%	55,762	18%
Manufacturing Overhead	1,254,162	19%	889,500	24%	364,662	41%
Warranty Costs	(29,874)	(0)%	12,876	0%	(42,750)	(332)%
Inventory Reserve for Obsolescence	-	—%	307,600	8%	(307,600)	(100)
Amortization of Software Development Costs	124,230	2%	91,667	2%	32,563	36%
Software Royalties	88,929	1%	24,403	1%	64,526	264%

Total Cost of Sales - Products Sold	5,143,295	77%	3,548,367	95%	1,594,928	45%

Gross Profit - Product Sales	$1,495,519		$158,332		$1,337,187	845%

For the six months ended June 30, 2021, we reported an overall gross profit from product sales of $1,495,519 as compared to $158,332 in the same period in 2020. On a product cost of sales basis only, product direct costs were 50% of sales in the 2021 period as compared to 52% in 2020. Positively impacting overall product sales margin was the absorption of our relatively fixed overhead costs over a significantly larger sales base. Total product margin was also positively impacted by a gain of $29,874 on warranty provision for the six months ended June 30, 2021, as the Company continued to realize lower than expected warranty returns primarily on its M-400 series.

Manufacturing overhead costs while increasing by $364,662 or 41% for the six months ended June 30, 2021 over the 2020 comparable period, decreased to 19% from 24% in the same period in 2020 as a percentage of total product sales. The increase in these overhead costs is primarily due to additional manufacturing supply chain and quality assurance personnel and non-cash stock-based compensation expense.

Costs for engineering services for the six months ended June 30, 2021 were $29,669 as compared to $143,755 in 2020. The majority of the 2021 period amounts represented the reclassification of our internal R&D wage costs associated with one recently completed waveguide development project. There was a gross profit of $163,444 from engineering services for the six months ended June 30, 2021 versus $718,105 in the same period in 2020

Research and Development.  Our research and development expenses consist primarily of compensation costs for personnel, related non-cash stock-based compensation expenses, third party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
Research and Development	$4,780,659	70%	$3,819,326	84%	$961,333	25%

Research and development costs for the six months ended June 30, 2021 increased by $961,333, or 25% as compared to the same period in 2020. This increase was largely due to a $776,428 increase in salary and salary benefits related expense from head count increases, of which $399,259 was related to non-cash stock-based compensation; an increase of $84,393 in research and development supplies; and an increase of $31,193 in computer and software expenses.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
Selling and Marketing	$2,578,292	38%	$1,949,665	43%	$628,627	32%

Selling and marketing costs for the six months ended June 30, 2021 increased by $628,627 or 32% as compared to the same period in 2020. This increase in costs was due to the following factors: an increase of $425,100 in salary and salary benefits related expense mainly from head count inreases, of which $171,719 was related to non-cash stock-based compensation; a $307,396 increase in advertising; an increase of $195,214 in sales consulting and marketing fees; an increase of $126,046 in website development and maintenance costs; partially offset by decreases of $334,986 in trade show expenses and a decrease of $111,598 in commissions largely due to a reduction in commissions payable to TDG (as described in Note 6 of the financial statements) for engineering services.

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2021	Total Sales	June 30, 2020	Total Sales	Change	(Decrease)
General and Administrative	$8,453,757	124%	$3,337,778	73%	$5,115,979	153%

General and administrative costs for the six months ended June 30, 2021 increased by $5,115,979 or 153% as compared to the same period in 2020. This increase in costs was due to the following factors: a net increase in salary and salary benefits related expenses of $4,440,590, of which $4,232,372 was related to non-cash stock-based compensation with the Company’s new LTIP, which was not in place in 2020, representing $3,973,902 of the non-cash increase; an increase in IR and shareholder related expenses of $337,148; an increase of $232,553 in legal expenses; an increase of $182,475 in recruitment and hiring fees; an increase of $103,572 in regulatory filing fees with the SEC and FINRA; and an increase of $100,330 in insurance premiums; partially offset by a decrease in travel related expenses of $73,714.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2021 was $1,019,090 as compared to $1,289,253 in the same period in 2020, a decrease of $270,163. The decrease in depreciation expense is primarily due to leasehold improvements in our West Henrietta, New York location, which became fully amortized in October 2020.

Other Expense. Total other expense was $103,581 for the six months ended June 30, 2021 as compared to $23,173 in the same period in 2020, an increase of $80,408. The overall increase in other expenses was primarily the result of an increase in foreign exchange losses of $61,324 and a decrease of $13,641 in investment interest income, as interest rates on average were lower in the six months ended June 30, 2021 as compared to the same period of 2020.

Provision for Income Taxes. There was not a provision for income taxes in the respective six-month periods ending June 30, 2021 and 2020.

Liquidity and Capital Resources

Capital Resources: As of June 30, 2021, we had cash and cash equivalents of $137,604,345, an increase of $101,534,837 from $36,069,508 as of December 31, 2020.

As of June 30, 2021, we had current assets of $151,034,994 as compared to current liabilities of $3,128,923 which resulted in a positive working capital position of $147,906,071. As of December 31, 2020, we had a working capital position of $41,959,763. Our current liabilities are comprised principally of accounts payable, accrued expenses and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the six months ended:

	June 30,	June 30,
	2021	2020
Net Cash Provided by (used in)
Operating Activities	$(13,108,703)	$(8,871,081)
Investing Activities	(1,238,772)	(644,037)
Financing Activities	115,882,312	12,138,209

During the six months ended June 30, 2021, we used a net $13,108,703 of cash for operating activities as compared to $8,871,081 for the comparable period in 2020. For the six months ended June 30, 2021, we incurred a net loss of $15,418,820, which after adding back non-cash operating expenses of $6,965,282, resulted in a net cash loss of $8,453,538 before changes in working capital. For the six months ended June 30, 2020, we had a net cash loss of $7,219,908 before changes in working capital. Net changes in working capital items were $4,655,165 for the six months ended June 30, 2021 with the largest factor resulting from $4,348,612 of investments in inventory and vendor prepayments for M400 components and $522,084 for prepaid insurance premiums; partially offset by a decrease in accounts receivable of $289,567.

During the six months ended June 30, 2021, we used $1,238,772 of cash for investing activities, which includes $719,164 for purchases of manufacturing equipment and product mold tooling; $214,450 in patent and trademark expenditures and a $200,000 equity investment in a strategic business partner. For the six months ended June 30, 2020, we used a total of $644,037 in cash for investing activities.

During the six months ended June 30, 2021, we received $115,882,312 in net cash from financing activities, which included: (i) $91,647,850 in net proceeds from our sales of equity securities that closed on March 30, 2021 and April 1, 2021, (ii) $34,705,068 in proceeds from the exercise of warrants, and (iii) $673,760 in proceeds from the exercise of stock options. The proceeds were partially offset by a: (i) $10,000,000 payment to Intel for the settlement of our accrued Series A Preferred Stock dividends, and (ii) a $1,144,366 payment for tax withholdings related to our employee stock awards in 2020 that were granted as part of our salary reduction program, which vested in January 2021, whereby the

Company paid tax withholding amounts on behalf of the employees in exchange for shares withheld to cover the amounts paid.

For the six months ended June 30, 2020, we received $12,138,209 in proceeds from financing activities.

As of June 30, 2021, the Company does not have any current or long-term debt obligations outstanding.

We incurred a net loss for the six months ended June 30, 2021 of $15,418,820 and annual net losses of $17,952,172 in 2020 and $26,476,370 in 2019. The Company has an accumulated deficit of $178,113,803 as of June 30, 2021.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. Our operations are financed primarily through the net proceeds from the sale of our equity securities and the exercise of any related warrants. As of June 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $137,604,345.

Since December 31, 2020, a total of 7,274,328 warrants were exercised on a cash basis resulting in the issuance of 7,274,328 shares of common stock for gross proceeds to the Company of $34,705,068.

On March 30, 2021, the Company closed an underwritten public offering for the sale of sale of 4,146,342 shares of the Company’s common stock a public offering price of $20.50 per share and received gross proceeds of $85,000,011. The Company received net proceeds after the underwriting discount and issuance costs of $79,603,872. In addition, on April 1, 2021, the Company closed the sale of an additional 621,951 shares of its common stock pursuant to the full exercise by the underwriters of their over-allotment option, for gross proceeds of $12,749,996. The Company received net proceeds after the underwriting discount and issuance costs of $12,048,746.

Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements concerning:

●	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
●	the effect of competitors and competition in our markets;
●	our wearable smart glasses products and their market acceptance and future potential;
●	our ability to develop, timely introduce, and effectively manage the introduction of new products and services or improve our existing products and services;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to attract and retain customers;
●	our ability to accurately forecast consumer demand and adequately manage our inventory;
●	our ability to deliver an adequate supply of product to meet demand;
●	our ability to maintain and promote our brand and expand brand awareness;
●	our ability to detect, prevent, or fix defects in our products;

●	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
●	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
●	our ability to attract and retain highly skilled employees;
●	the impact of foreign currency exchange rates;
●	the effect of future regulations;
●	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
●	general market, political, economic, business and public health conditions.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2021.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – On June 8, 2021, the Company issued 75,000 shares of common stock related to an amendment of a technology purchase and royalty agreement. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

VUZIX CORPORATION

Date: August 9, 2021	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)