Form 10-Q
period 2021-09-30
Vuzix Corp
filed 2021-11-08
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 8, 2021, there were 63,631,676 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$128,746,661	$36,069,508
Accounts Receivable	1,058,790	1,388,882
Inventories, Net	9,880,337	6,100,824
Licenses, Net	68,109	272,444
Manufacturing Vendor Prepayments	1,902,132	485,032
Prepaid Expenses and Other Assets	2,332,049	738,561

Total Current Assets	143,988,078	45,055,251

Long-Term Assets
Fixed Assets, Net	5,339,494	2,837,402
Operating Lease Right-of-Use Asset	1,221,719	1,517,306
Patents and Trademarks, Net	1,862,016	1,593,049
Licenses, Net	1,446,638	193,687
Intangible Asset, Net	252,275	566,456
Other Assets, Net	1,356,535	708,333

Total Assets	$155,466,755	$52,471,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,482,809	$1,517,155
Unearned Revenue	14,251	41,152
Accrued Expenses	1,585,325	983,033
Income and Other Taxes Payable	33,763	109,653
Operating Lease Right-of-Use Liability	534,146	444,495

Total Current Liabilities	3,650,294	3,095,488

Long-Term Liabilities
Operating Lease Right-of-Use Liability	687,573	1,072,811

Total Liabilities	4,337,867	4,168,299

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; zero and 49,626 Shares Issued and Outstanding as of September 30, 2021 and December 31, 2020.	—	50
Common Stock - $0.001 Par Value, 100,000,000 Shares Authorized; 63,631,054 and 45,645,166 Shares Issued and Outstanding as of September 30, 2021 and December 31, 2020.	63,631	45,645
Additional Paid-in Capital	337,125,126	210,952,473
Accumulated Deficit	(186,059,869)	(162,694,983)

Total Stockholders' Equity	151,128,888	48,303,185

Total Liabilities and Stockholders' Equity	$155,466,755	$52,471,484

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2021	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	$48,303,185
Stock-Based Compensation Expense	—	—	368,047	368	8,858,446	—	8,858,814
Stock Option Exercises	—	—	620,784	621	713,083	—	713,704
Stock Warrant Exercises	—	—	7,274,328	7,274	34,697,794	—	34,705,068
Proceeds from Common Stock Offering	—	—	4,768,293	4,768	97,784,270	—	97,789,038
Direct Costs of Common Stock Offering	—	—	—	—	(6,136,420)	—	(6,136,420)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,282)	—	(1,144,365)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	1,404,750
Preferred Stock Converted	(49,626)	(50)	4,962,600	4,963	(10,004,913)	—	(10,000,000)
Net Loss	—	—	—	—	—	(23,364,886)	(23,364,886)
Balance - September 30, 2021	—	$—	63,631,054	$63,631	$337,125,126	$(186,059,869)	$151,128,888

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - July 1, 2021	—	$—	63,278,096	$63,278	$333,792,844	$(178,113,803)	$155,742,319
Stock-Based Compensation Expense	—	—	300,000	300	3,292,391	—	3,292,691
Stock Option Exercises	—	—	52,958	53	39,891	—	39,944
Net Loss	—	—	—	—	—	(7,946,066)	(7,946,066)
Balance - September 30, 2021	—	$—	63,631,054	$63,631	$337,125,126	$(186,059,869)	$151,128,888

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - January 1, 2020	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443
Stock-Based Compensation Expense	—	—	942,986	943	1,928,880	—	1,929,823
Proceeds from Common Stock Offerings	—	—	8,647,059	8,647	26,741,355	—	26,750,002
Direct Costs of Common Stock Offerings	—	—	—	—	(1,550,666)	—	(1,550,666)
Net Loss	—	—	—	—	—	(14,361,100)	(14,361,100)
Balance - September 30, 2020	49,626	$50	42,718,665	$42,718	$196,069,645	$(159,103,911)	$37,008,502

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - July 1, 2020	49,626	$50	39,004,106	$39,004	$180,438,200	$(154,343,101)	$26,134,153
Stock-Based Compensation Expense	—	—	67,500	67	1,018,065	—	1,018,132
Proceeds from Common Stock Offerings	—	—	3,647,059	3,647	15,496,355	—	15,500,002
Direct Costs of Common Stock Offerings	—	—	—	—	(882,975)	—	(882,975)
Net Loss	—	—	—	—	—	(4,760,810)	(4,760,810)
Balance - September 30, 2020	49,626	$50	42,718,665	$42,718	$196,069,645	$(159,103,911)	$37,008,502

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales:
Sales of Products	$3,018,774	$2,686,166	$9,657,589	$6,392,865
Sales of Engineering Services	—	92,555	193,113	954,415

Total Sales	3,018,774	2,778,721	9,850,702	7,347,280

Cost of Sales:
Cost of Sales - Products Sold	2,435,437	2,393,676	7,578,732	5,942,043
Cost of Sales - Engineering Services	—	37,075	29,669	180,830

Total Cost of Sales	2,435,437	2,430,751	7,608,401	6,122,873

Gross Profit (exclusive of depreciation shown separately below)	583,337	347,970	2,242,301	1,224,407

Operating Expenses:
Research and Development	3,270,255	1,874,243	8,050,915	5,693,569
Selling and Marketing	1,589,582	936,206	4,167,874	2,885,872
General and Administrative	3,112,059	1,635,076	11,565,816	4,972,854
Depreciation and Amortization	434,277	634,669	1,453,367	1,923,922
Loss on Fixed Asset Disposal	—	—	83,908	—
Impairment of Patents and Trademarks	7,544	16,000	66,040	73,532

Total Operating Expenses	8,413,717	5,096,194	25,387,920	15,549,749

Loss From Operations	(7,830,380)	(4,748,224)	(23,145,619)	(14,325,342)

Other Income (Expense):
Investment Income	29,843	4,662	45,448	33,908
Income and Other Taxes	(105,526)	(16,802)	(138,034)	(43,867)
Foreign Exchange Loss	(40,003)	(446)	(126,681)	(25,799)

Total Other Expense, Net	(115,686)	(12,586)	(219,267)	(35,758)

Loss Before Provision for Income Taxes	(7,946,066)	(4,760,810)	(23,364,886)	(14,361,100)
Provision for Income Taxes	—	—	—	—

Net Loss	(7,946,066)	(4,760,810)	(23,364,886)	(14,361,100)
Preferred Stock Dividends - Accrued not Paid	—	(520,562)	—	(1,527,716)
Loss Attributable to Common Stockholders	$(7,946,066)	$(5,281,372)	$(23,364,886)	$(15,888,816)

Basic and Diluted Loss per Common Share	$(0.13)	$(0.13)	$(0.39)	$(0.44)
Weighted-average Shares Outstanding - Basic and Diluted	63,520,878	39,837,321	60,278,923	36,448,266

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(23,364,886)	$(14,361,100)
Non-Cash Adjustments
Depreciation and Amortization	1,453,367	1,923,922
Amortization of Software Development Costs in Cost of Sales - Products	180,296	137,496
Stock-Based Compensation	7,311,278	2,019,006
Impairment of Patents and Trademarks	66,040	73,532
Loss on Fixed Asset Disposal	83,908	—
(Increase) Decrease in Operating Assets
Accounts Receivable	330,092	160,287
Accrued Project Revenue	—	(81,714)
Inventories	(3,779,513)	(855,613)
Manufacturing Vendor Prepayments	(1,417,100)	71,536
Prepaid Expenses and Other Assets	(238,066)	(105,686)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(34,346)	(153,682)
Accrued Expenses	602,293	(11,790)
Unearned Revenue	(26,901)	(90,215)
Income and Other Taxes	(75,890)	14,144

Net Cash Flows Used in Operating Activities	(18,909,428)	(11,259,877)

Cash Flows from Investing Activities
Purchase of Fixed Assets	(3,592,703)	(467,595)
Investments in Patents and Trademarks	(442,582)	(329,347)
Investments in Licenses, Intangible and Other Assets	(305,158)	(365,650)

Net Cash Used in Investing Activities	(4,340,443)	(1,162,592)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	34,705,068	—
Proceeds from Exercise of Stock Options	713,703	—
Proceeds from Common Stock Offering, Net	91,652,617	25,199,336
Preferred Dividend Settlement Payment	(10,000,000)	—
Employee Tax Withholdings Payment	(1,144,364)	—
Proceeds from Term Note	—	1,555,900

Net Cash Flows Provided from Financing Activities	115,927,024	26,755,236

Net Increase in Cash and Cash Equivalents	92,677,153	14,332,767
Cash and Cash Equivalents - Beginning of Period	36,069,508	10,606,091

Cash and Cash Equivalents - End of Period	$128,746,661	$24,938,858

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,729,646	$277,880
Non-Cash Investment in Licenses	1,341,614	380,249
Stock-Based Compensation Expense - Expensed less Previously Issued	(1,547,536)	89,183

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2020, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.

Customer Concentrations

For the three months ended September 30, 2021, two customers represented 12% and 10% of total product revenue. For the three months ended September 30, 2020, no one customer represented more than 10% of total product revenue and one customer represented 90% of engineering services revenue.

For the nine months ended September 30, 2021, no one customer represented more than 10% of total product revenue and two customers represented 100% of engineering services revenue. For the nine months ended September 30, 2020, no one customer represented more than 10% of total product revenue and two customers represented 90% of engineering services revenue.

As of September 30, 2021, three customers represented 29%, 15% and 14% of accounts receivable. As of December 31, 2020, two customers represented 21% and 14% of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Smart Glasses Sales	$3,018,774	$2,686,166	$9,657,589	$6,392,865
Engineering Services	—	92,555	193,113	954,415

Total Revenue	$3,018,774	$2,778,721	$9,850,702	$7,347,280

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

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point in time for Smart Glasses, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services is measured by the Company’s costs incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress toward completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

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

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the nine months ended September 30, 2021:

% of Total Sales
Point-in-Time	98%
Over Time – Input Method	2%

Total	100%

Remaining Performance Obligations

As of September 30, 2021, the Company had no outstanding performance obligations under its engineering services and waveguide development projects, as all projects were completed and delivered in the first half of 2021. In addition, the Company had no materially outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2021 and 2020, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At September 30, 2021 and 2020, there were 8,612,869 and 17,775,890 common stock share equivalents, respectively, potentially exercisable or issuable under conversion or exercise of preferred shares, options, and warrants that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	September 30,	December 31,
	2021	2020

Purchased Parts and Components	$8,785,171	$5,252,709
Work-in-Process	203,103	1,381,677
Finished Goods	2,180,435	3,352,057
Less: Reserve for Obsolescence	(1,288,372)	(3,885,619)

Inventories, Net	$9,880,337	$6,100,824

Note 5 – Licenses, Net

	September 30,	December 31,
	2021	2020

Licenses	$1,038,606	$493,717
Additions	1,404,750	544,889
Less: Accumulated Amortization / Expensed	(928,609)	(572,475)
	1,514,747	466,131
Less: Current Portion	(68,109)	(272,444)

Licenses, Net	$1,446,638	$193,687

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

The Company acquired two licenses in 2017. The first related to the renegotiation of an existing license at a cost of $114,967, which resulted in lower royalty rates being paid by the Company over the next 10 years. This license went into effect as of January 1, 2018. The second license was a result of the Company entering into a Technology Purchase and Royalty Agreement where it acquired all the seller’s right, title and interest in certain Transferred Intellectual Property (IP). Pursuant to the agreement, the Company paid approximately $75,702 as reimbursement of related patent application costs incurred by the seller to date, which are included in Patents and Trademarks. The Company also issued 25,000 shares of common stock, valued at $128,750, upon the original closing in October 2017 and agreed to certain further share issuances of 75,000 shares based upon the achievement of certain development milestones as well as per unit royalties once the technology was commercialized for the life of the related patents. In June 2021, the Company assumed or purchased outright the obligations for ongoing royalties under the original license agreement and certain other intellectual property rights in connection with consulting services by the original seller in exchange for the issuance of 75,000 shares with an assigned market value of $18.73 per share or a total of $1,404,750. The underlying technology is not yet ready for commercialization, but the Company intends to proceed with further research and development work relating to such underlying technology.

Note 6 – Intangible Asset, Net

	September 30,	December 31,
	2021	2020

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(1,247,725)	(933,544)

Intangible Asset, Net	$252,275	$566,456

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

Total commissions expense under this agreement for the three months ended September 30, 2021 and 2020 was $2,550 and nil. Total commissions expense for the nine months ended September 30, 2021 and 2020 was $59,397 and $176,944. All commissions expense related to this agreement is included in Selling and Marketing expense.

Total amortization expense for this intangible asset for the three months ended September 30, 2021 and 2020 was $104,727 and $104,727, respectively. Total amortization expense for this intangible asset for the nine months ended September 30, 2021 and 2020 was $314,181 and $318,817, respectively. Future monthly amortization expense for the remaining 8.5 months is approximately $30,000 per month.

Note 7 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020

Accrued Wages and Related Costs	$587,961	$582,924
Accrued Professional Services	218,506	187,323
Accrued Warranty Obligations	194,092	143,898
Other Accrued Expenses	584,766	68,888

Total	$1,585,325	$983,033

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

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2021 and the balance as of December 31, 2020 were as follows:

Accrued Warranty Obligations at December 31, 2020	$143,898
Reductions for Settling Warranties	(239,534)
Warranties Issued During Period	289,728

Accrued Warranty Obligations at September 30, 2021	$194,092

Note 8 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 9 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of September 30, 2021 and December 31, 2020. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil and 49,626 shares of Series A Preferred Stock issued and outstanding on September 30, 2021 and December 31, 2020, respectively.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 63,631,054 and 45,645,166 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively.

On March 25, 2021, the Company entered into an underwriting agreement with BTIG, LLC for the sale of the Company’s common stock in an underwritten public offering at a public offering price of $20.50 per share. The Company closed on this public offering (including the full exercise of the over-allotment option granted to the underwriters), receiving total gross proceeds of $97,789,037. The Company received net proceeds after the underwriting discount and issuance costs and expenses of $91,652,618.

Note 10 – Stock Warrants

A summary of the various changes in warrants during the nine months ended September 30, 2021 is as follows:

September 30,
2021
Warrants Outstanding at December 31, 2020	7,276,928
Exercised During the Period	(7,274,328)
Issued During the Period	—
Expired During the Period	—

Warrants Outstanding at September 30, 2021	2,600

The outstanding warrants as of September 30, 2021, expire on January 2, 2022. The average remaining term of the warrants is approximately 3 months. The exercise price is $4.10 per share.

During the three months ended September 30, 2021 and 2020, there were no warrants exercised.

During the nine months ended September 30, 2021, a total of 7,274,328 warrants were exercised on a cash basis resulting in the issuance of 7,274,328 shares of common stock and proceeds to the Company of $34,705,068. During the nine months ended September 30, 2020, there were no warrants exercised.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-term Incentive Plan (LTIP), for the nine months ended September 30, 2021 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2020	2,633,175	$3.09
Granted	1,020,500	17.99
Exercised	(678,892)	3.50
Expired or Forfeited	(148,514)	7.97

Outstanding at September 30, 2021	2,826,269	$8.06

The weighted average remaining contractual term for all options as of September 30, 2021 and December 31, 2020 was 8.1 years and 6.5 years, respectively.

As of September 30, 2021, there were 964,039 options that were fully-vested and exercisable at a weighted average exercise price of $5.28 per share. The weighted average remaining contractual term of the vested options is 6.5 years.

As of September 30, 2021, there were 1,862,230 unvested options exercisable at a weighted average exercise price of $9.50 per share. The weighted average remaining contractual term of the unvested options is 9.0 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2021, the Company had $12,439,473 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 3.4 years.

During the nine months ended September 30, 2021, the Company issued 68,047 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2021 to June 2022 and for the onboarding of the 3 new directors. The fair market value on the date of award of the stock issued was $16.90, resulting in an aggregate fair value of approximately $1,150,000. The unamortized portion is included in Prepaid Expenses and Other Assets on our consolidated balance sheet. The fair market value of these awards is expensed over twelve (12) months for 59,170 shares and twenty-four (24) months for 8,877 shares beginning on July 1, 2021.

During the nine months ended September 30, 2021, the Company awarded 300,000 shares of restricted common stock to the new managing director of its newly established Vuzix Custom Solutions (VCS) business unit, also formerly referred to as Integrated Solutions Business Unit. These restricted shares are subject to vesting, including 50,000 shares that may be earned over 3 years based upon continued employment with the Company, and 250,000 shares that are being held in escrow, and which may be earned upon achievement of revenue and EBITDA operational milestones for VCS within specified periods of time over 5 years. Any such milestone shares will be cancelled if not earned within the appropriate milestone time period. The fair market value on the date of award of the restricted stock issued was $15.58, resulting in an aggregate fair value of approximately $4,674,000, of which, $779,000 has been recorded in Prepaid Expenses and Other Assets associated with the time vesting option, to be amortized over 36 months beginning October 1, 2021. The balance of shares held in escrow related to the performance-based milestones, representing a fair market value of $3,895,000, is not being amortized until such time as the performance milestones are considered probable to be achieved or have been achieved.

For the three months ended September 30, 2021 and 2020, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $1,137,862 and $1,077,073, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded total stock-

based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $2,606,700 and $2,019,006, respectively.

Note 12 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three and nine months ended September 30, 2021, the Company recorded non-cash stock-based compensation expense of $489,825 and $4,704,578, respectively, for options that vested or are probable to vest. There was no stock-based compensation expense related to the Company’s LTIP in the comparable periods in 2020.

The fair value of option grants was calculated using a Monte Carlo simulation on the equity market capitalization tranches and the Black-Scholes-Merton option pricing method on the operational milestone tranches. As of September 30, 2021, we had $13,834,299 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of 7 to 10 years. The probabilities of the milestone achievements are subject to catch-adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. The fair market value of these option grants changed in the current period as certain assumptions were adjusted by management. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of September 30, 2021, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $32.9 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of September 30, 2021, there are 2,704,500 options unvested for the achievement of Equity Market Capitalization targets, 1,893,150 unvested options for the achievement of annual Revenue targets, and 811,350 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

Award Potential	Criteria Achievement Weighting
	50% of Options Available	35% of Options Available	15% of Options Available
Options Available (Subject to Vesting)	Equity Market Capitalization Target	LTM Revenue Target	LTM EBITDA Margin before Non-Cash Charges Target

686,000	$ 2,000,000,000	$ 25,000,000	0.0%
686,000	3,000,000,000	50,000,000	2.0%
686,000	4,000,000,000	100,000,000	4.0%
686,000	5,000,000,000	200,000,000	6.0%
586,000	6,000,000,000	300,000,000	8.0%
586,000	7,000,000,000	450,000,000	10.0%
561,000	8,000,000,000	675,000,000	12.0%
491,000	9,000,000,000	1,000,000,000	14.0%
441,000	10,000,000,000	1,500,000,000	16.0%
5,409,000

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of September 30, 2021 were as follows:

Remainder of 2021	$157,050
2022	549,270
2023	536,270
2024	44,689
Total Future Lease Payments	1,287,279
Less: Imputed Interest	(65,560)
Total Lease Liability Balance	$1,221,719

Operating lease costs under the operating leases totaled $172,014 and $162,119 for the three months ended September 30, 2021 and 2020, respectively. Operating lease costs under the operating leases were $460,434 and $468,725 for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 2.3 years.

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

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments, valuation of stock compensation awards, probabilities of equity market and operational milestones being achieved under our LTIP, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in our accounting policies for the three months ended September 30, 2021.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable computing devices and augmented reality wearable display devices also referred to as head mounted displays (or HMDs), heads-up displays (HUDs) or near-eye displays, in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head-worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical markets, and, to a lesser degree, defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully integrated wearable display systems, including head mounted displays to commercial, industrial and defense customers. We do not offer “work for hire” services per se but rather offer our engineering services for projects that we expect could result in advancing our technology and potentially leading to long-term supply or OEM relationships.

All of the mobile display and wearable and mobile electronics markets in which we compete, including mobile and wearable displays and electronics, have been and continue to be subject to consistent and rapid technological change, with ever greater capabilities and performance, including mobile devices with larger screen sizes and improved display resolutions as well as, in many cases, declining prices on mobile devices. As a result, we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in the design and manufacturing of micro-display projection engines, waveguides, mechanical packaging, ergonomics, and optical systems.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
			Dollar	% Increase
	2021	2020	Change	(Decrease)
Sales:
Sales of Products	$3,018,774	$2,686,166	$332,608	12%
Sales of Engineering Services	—	92,555	(92,555)	(100)%

Total Sales	3,018,774	2,778,721	240,053	9%

Cost of Sales:
Cost of Sales - Products	2,435,437	2,393,676	41,761	2%
Cost of Sales - Engineering Services	—	37,075	(37,075)	(100)%

Total Cost of Sales	2,435,437	2,430,751	4,686	0%

Gross Profit (exclusive of depreciation shown separately below)	583,337	347,970	235,367	68%
Gross Profit %	19%	13%

Operating Expenses:
Research and Development	3,270,255	1,874,243	1,396,012	74%
Selling and Marketing	1,589,582	936,206	653,376	70%
General and Administrative	3,112,059	1,635,076	1,476,983	90%
Depreciation and Amortization	434,277	634,669	(200,392)	(32)%
Impairment of Patents and Trademarks	7,544	16,000	(8,456)	(53)%

Loss from Operations	(7,830,380)	(4,748,224)	(3,082,156)	65%

Other Income (Expense):
Investment Income	29,843	4,662	25,181	540%
Income and Other Taxes	(105,526)	(16,802)	(88,724)	528%
Foreign Exchange Loss	(40,003)	(446)	(39,557)	8,869%

Total Other Income (Expense), Net	(115,686)	(12,586)	(103,100)	819%

Loss Before Provision for Income Taxes	(7,946,066)	(4,760,810)	(3,185,256)	67%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(7,946,066)	$(4,760,810)	$(3,185,256)	67%

Sales.   There was an increase in total sales of $240,053 or 9% for the three months ended September 30, 2021 compared to the same period in 2020. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$3,018,774	100%	2,686,166	97%	$332,608	12%
Sales of Engineering Services	—	0%	92,555	3%	(92,555)	(100)%
Total Sales	$3,018,774	100%	$2,778,721	100%	$240,053	9%

Sales of Smart Glasses products rose by $332,608 or 12% in the three months ended September 30, 2021, primarily as a result of continued growth of our M400 model and the new M4000 Smart Glasses sales, as compared to the same period in 2020. Sales revenues from our M-Series Smart Glasses were $2,409,988, a 12% increase of $255,233 over the prior year’s quarter. Revenues of Blade Smart Glasses decreased by $160,5143 or 33% in the three months ended September 30, 2021 versus 2020 primarily driven by component shortages required to make Blade projector engines this last quarter and higher unit sales in the prior year’s comparable quarter when we offered lower selling prices on the previous Blade model, which we discontinued in the fall of 2020.

Sales of Engineering Services for the three months ended September 30, 2021 were nil as compared to $92,555 in the 2020 period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	September 30, 2021	Product Sales	September 30, 2020	Product Sales	Change	(Decrease)
Product Cost of Sales	$1,193,483	40%	$1,428,215	53%	$(234,732)	(16)%
Freight Costs	244,311	8%	213,774	8%	30,537	14%
Manufacturing Overhead	794,703	26%	454,820	17%	339,883	75%
Warranty Costs	83,448	3%	34,855	1%	48,593	139%
Inventory Reserve for Obsolescence	—	—%	193,000	7%	(193,000)	(100)%
Amortization of Software Development Costs	65,384	2%	45,833	2%	19,551	43%
Software Royalties	54,108	2%	23,179	1%	30,929	133%

Total Cost of Sales - Products	$2,435,437	81%	$2,393,676	89%	$41,761	2%

Gross Profit - Product Sales	$583,337	19%	$292,490	11%	$290,847	99%

For the three months ended September 30, 2021, we reported an overall gross profit from product sales of $583,337 as compared to $292,490 in the same period in 2020. On a product cost of sales basis only, product direct costs were 40% of sales in the 2021 period as compared to 53% in 2020.

Manufacturing overhead costs increased $339,883 or 75% for the three months ended September 30, 2021 over the 2020 comparable period, to 26% from 17% as a percentage of total product sales, primarily due to manufacturing supply chain additional personnel and increased non-cash stock-based compensation expense.

Costs for engineering services for the three months ended September 30, 2021 were nil as compared to $37,075 in 2020.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
Research and Development	$3,270,255	108%	$1,874,243	67%	$1,396,012	74%

Research and development costs for the three months ended September 30, 2021 increased by $1,396,012 or 74% as compared to the same period in 2020. This increase in costs was due to the following factors: an increase in external development expenses related to our Next Generation Smart Glasses of $546,984; an increase of $504,205 in salary, benefits and non-cash stock-based compensation; an increase of $175,939 in research and development compliance and consulting fees; and an increase of $47,352 in research and development software subscriptions.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
Selling and Marketing	$1,589,582	53%	$936,206	34%	$653,376	70%

Selling and marketing costs for the three months ended September 30, 2021 increased by $653,376 or 70% as compared to the same period in 2020. This increase in costs was due to the following factors: an increase of $202,734 in salary, benefits, and non-cash stock-based compensation expense; an increase of $186,934 in sales consulting and marketing fees; a $96,969 increase in advertising expense; a $65,971 increase in website costs; and a $37,260 increase in software subscription costs.

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
General and Administrative	$3,112,059	103%	$1,635,076	59%	$1,476,983	90%

General and administrative costs for the three months ended September 30, 2021 increased by $1,476,983 or 90% as compared to the same period in 2020. This increase in costs was due to the following factors: a net increase in salary and salary benefits related expenses of $1,077,954, of which $418,125 was related to non-cash stock-based compensation; an increase of $290,645 in legal fees; and an increase of $136,458 in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended September 30, 2021 was $434,277 as compared to $634,669 in the same period in 2020, a decrease of $200,392. The decrease in depreciation expense is primarily due to leasehold improvements in our West Henrietta, New York location, which became fully amortized in October 2020.

Other Expense. Total other expense was $115,686 for the three months ended September 30, 2021 as compared to an expense of $12,586 in the same period in 2020, a net increase of $103,100. The overall increase in other expenses was primarily the result of an increase in income and other taxes of $88,724. Investment income increased to $29,843 as compared to $4,662 in same period in 2020 as a result of increased cash available to invest in short-term deposits.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending September 30, 2021 and 2020.

Results of Operations

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
			Dollar	% Increase
	2021	2020	Change	(Decrease)
Sales:
Sales of Products	$9,657,589	$6,392,865	$3,264,724	51%
Sales of Engineering Services	193,113	954,415	(761,302)	(80)%

Total Sales	9,850,702	7,347,280	2,503,422	34%

Cost of Sales:
Cost of Sales - Products Sold	7,578,732	5,942,043	1,636,689	28%
Cost of Sales - Engineering Services	29,669	180,830	(151,161)	(84)%

Total Cost of Sales	7,608,401	6,122,873	1,485,528	24%

Gross Profit (exclusive of depreciation shown separately below)	2,242,301	1,224,407	1,017,894	83%
Gross Profit %	23%	17%

Operating Expenses:
Research and Development	8,050,915	5,693,569	2,357,346	41%
Selling and Marketing	4,167,874	2,885,872	1,282,002	44%
General and Administrative	11,565,816	4,972,854	6,592,962	133%
Depreciation and Amortization	1,453,367	1,923,922	(470,555)	(24)%
Impairment of Patents and Trademarks	66,040	73,532	(7,492)	(10)%
Loss on Fixed Asset Disposal	83,908	—	83,908	NM

Loss from Operations	(23,145,619)	(14,325,342)	(8,820,277)	62%

Other Income (Expense):
Investment Income	45,448	33,908	11,540	34%
Income and Other Taxes	(138,034)	(43,867)	(94,167)	215%
Foreign Exchange Loss	(126,681)	(25,799)	(100,882)	391%

Total Other Expense, Net	(219,267)	(35,758)	(183,509)	513%

Net Loss	$(23,364,886)	$(14,361,100)	$(9,003,786)	63%

Sales.   There was an increase in total sales for the nine months ended September 30, 2021 compared to the same period in 2020 of $2,503,422 or 34%. The following table reflects the major components of our sales:

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$9,657,589	98%	$6,392,865	87%	$3,264,724	51%
Sales of Engineering Services	193,113	2%	954,415	13%	(761,302)	(80)%
Total Sales	$9,850,702	100%	$7,347,280	100%	$2,503,422	34%

Sales of Smart Glasses products rose by 51% or $3,264,724 in the nine months ended September 30, 2021, primarily as a result of the continued growth of our M400 model and the new M4000 Smart Glasses sales, as compared to the same period in 2020. Sales revenues from our M-Series Smart Glasses were $7,676,860, a 44% increase of $2,329,702, over the prior year’s period. Revenues of Blade Smart Glasses increased by $139,763 or 15% in the nine months ended September 30, 2021 versus 2020, which has been impacted by component shortages in 2021 and higher selling prices versus the original Blade model which was discontinued in the fall of 2020.

Sales of Engineering Services for the nine months ended September 30, 2021 were $193,113 as compared to $954,415 in the 2020 period. The revenue recognized in the nine months ended September 30, 2021 for engineering services was substantially a result of a waveguide and projector development project for a micro-display organization, which we commenced in the third quarter of 2020 and completed in the second quarter of 2021.

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

	Nine Months Ended	As % Related	Nine Months Ended	As % Related	Dollar	% Increase
	September 30, 2021	Product Sales	September 30, 2020	Product Sales	Change	(Decrease)
Product Cost of Sales	$4,536,378	47%	$3,343,346	52%	$1,193,032	36%
Freight Costs	607,264	6%	520,966	8%	86,298	17%
Manufacturing Overhead	2,048,865	21%	1,344,320	21%	704,545	52%
Warranty Costs	53,574	1%	47,731	1%	5,843	12%
Inventory Reserve for Obsolescence	—	—%	500,600	8%	(500,600)	(100)%
Amortization of Software Development Costs	231,282	2%	137,500	2%	93,782	68%
Software Royalties	101,369	1%	47,580	1%	53,789	113%

Total Cost of Sales - Products Sold	7,578,732	78%	5,942,043	92%	1,636,689	28%

Gross Profit - Product Sales	$2,078,857	22%	$450,822	7%	$1,628,035	361%

For the nine months ended September 30, 2021, we reported an overall gross profit from product sales of $2,078,857 or 22% as compared to $450,822 or 7% in the same period in 2020. On a product cost of sales basis only, product direct costs were 47% of sales in the 2021 period as compared to 52% in 2020. Positively impacting overall product sales margin was the absorption of our relatively fixed overhead costs over a larger sales base.

Manufacturing overhead costs while increasing by $704,545 or 52% for the nine months ended September 30, 2021 over the 2020 comparable period, remained at 21% as a percentage of total product sales. The increase in the dollar amount of these overhead costs in the current period versus the prior period is primarily due to additional manufacturing supply chain and quality assurance personnel and non-cash stock-based compensation expense.

Costs for engineering services for the nine months ended September 30, 2021 were $29,669 as compared to $180,830 in 2020. The majority of the 2021 period amounts represented the reclassification of our internal R&D wage costs associated with one recently completed waveguide development project. There was a gross profit of $163,444 from engineering services for the nine months ended September 30, 2021 versus $773,585 in the same period in 2020

Research and Development.  Our research and development expenses consist primarily of compensation costs for personnel, related non-cash stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
Research and Development	$8,050,915	82%	$5,693,569	77%	$2,357,346	41%

Research and development costs for the nine months ended September 30, 2021 increased by $2,357,346, or 41% as compared to the same period in 2020. This increase was largely due to a $1,275,677 increase in salary and salary benefits related expenses, of which $537,177 was related to non-cash stock-based compensation; an increase of $546,984 in external development expenses related to our Next Generation Smart Glasses; an increase of $163,136 in software subscriptions; an increase of $105,697 in other research and development consulting fees; and an increase of $103,718 in research and development supplies.

Selling and Marketing.   Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
Selling and Marketing	$4,167,874	42%	$2,885,872	39%	$1,282,002	44%

Selling and marketing costs for the nine months ended September 30, 2021 increased by $1,282,002 or 44% as compared to the same period in 2020. This increase was largely due to a $695,784 increase in salary and salary benefits related expenses, of which $258,918 was related to non-cash stock-based compensation; an increase of $382,148 in sales consulting and marketing fees; a $379,377 increase in advertising costs; an increase of $192,017 in website development and maintenance costs; and an increase of $42,537 in software subscriptions; partially offset by decreases of $309,997 in trade show expenses; a decrease of $74,292 in commissions largely due to a reduction in commissions payable to TDG (as described in Note 6 of the financial statements) for defense related engineering services; and a decrease of $54,241 in travel related expenses.

General and Administrative.  General and administrative costs include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2021	Total Sales	September 30, 2020	Total Sales	Change	(Decrease)
General and Administrative	$11,565,816	117%	$4,972,854	68%	$6,592,962	133%

General and administrative costs for the nine months ended September 30, 2021 increased by $6,592,962 or 133% as compared to the same period in 2020. This increase was largely due to a $5,337,998 increase in salary and salary benefits related expenses, of which $4,630,089 was related to non-cash stock-based compensation; an increase of $479,599 in legal expenses; an increase of $210,893 in recruitment and hiring fees; an increase of $236,218 in insurance premiums; an increase in shareholder related expenses of $191,005; an increase of $114,562 in regulatory filing fees; and an increase of $87,296 in software subscription expenses.

Depreciation and Amortization.  Depreciation and amortization expense for the nine months ended September 30, 2021 was $1,453,367 as compared to $1,923,922 in the same period in 2020, a decrease of $470,555. The decrease in depreciation expense is primarily due to leasehold improvements in our West Henrietta, New York location, which became fully amortized in October 2020.

Other Expense. Total other expense was $219,267 for the nine months ended September 30, 2021 as compared to $35,758 in the same period in 2020, an increase of $183,509. The overall increase in other expenses was primarily the result of an increase in foreign exchange losses of $100,882 and an increase of $94,167 in income and other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective nine-month periods ending September 30, 2021 and 2020.

Liquidity and Capital Resources

Capital Resources: As of September 30, 2021, we had cash and cash equivalents of $128,746,661, an increase of $92,677,153 from $36,069,508 as of December 31, 2020.

As of September 30, 2021, we had current assets of $143,988,078 as compared to current liabilities of $3,650,294 which resulted in a positive working capital position of $140,337,784. As of December 31, 2020, we had a working capital position of $41,959,763. Our current liabilities are comprised principally of accounts payable, accrued expenses and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the nine months ended:

	September 30,	September 30,
	2021	2020
Net Cash Provided by (used in)
Operating Activities	$(18,909,428)	$(11,259,877)
Investing Activities	(4,340,443)	(1,162,592)
Financing Activities	115,927,024	26,755,236

During the nine months ended September 30, 2021, we used a net $18,909,428 of cash for operating activities as compared to $11,259,877 for the comparable period in 2020. For the nine months ended September 30, 2021, we incurred a net loss of $23,364,886, which after adding back non-cash operating expenses of $9,094,889, resulted in a net cash loss of $14,269,997 before changes in working capital. For the nine months ended September 30, 2020, we had a net cash loss of $10,207,144 before changes in working capital. Net changes in working capital items were $4,639,430 for the nine months ended September 30, 2021 with the largest factor resulting from $5,196,613 of investments in inventory and vendor prepayments for M400 components; partially offset by an increase in accrued expenses of $567,947.

During the nine months ended September 30, 2021, we used $4,340,443 of cash for investing activities, which includes $3,592,703 for purchases of manufacturing equipment, product mold tooling, and chip design and tooling fees; $442,582 in patent and trademark expenditures and a $200,000 equity investment in a strategic business partner. For the nine months ended September 30, 2020, we used a total of $1,162,592 in cash for investing activities.

During the nine months ended September 30, 2021, we received $115,927,024 in net cash from financing activities, which included: (i) $91,652,617 in net proceeds from our sales of equity securities that closed on March 30, 2021 and April 1, 2021, (ii) $34,705,068 in proceeds from the exercise of warrants, and (iii) $713,703 in proceeds from the exercise of stock options. The proceeds were partially offset by a: (i) $10,000,000 payment to Intel for the settlement of our accrued Series A Preferred Stock dividends, and (ii) a $1,144,366 payment for tax withholdings related to our employee stock awards in 2020 that were granted as part of our salary reduction program, which vested in January 2021, whereby the Company paid tax withholding amounts on behalf of the employees in exchange for shares withheld to cover the amounts paid.

For the nine months ended September 30, 2020, we received $26,755,236 in proceeds from financing activities, primarily from sales of our equity securities.

As of September 30, 2021, the Company does not have any current or long-term debt obligations outstanding.

We incurred a net loss for the nine months ended September 30, 2021 of $23,364,886 and annual net losses of $17,952,172 in 2020 and $26,476,370 in 2019. The Company has an accumulated deficit of $186,059,869 as of September 30, 2021.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. Our operations are financed primarily through the net proceeds from the sale of our equity securities. As of September 30, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $128,746,661.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those that are described in “Risk Factors” in this report and under Item 1A and elsewhere in our annual report on Form 10-K for the year ended December 31, 2020 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2021.

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

Impact of COVID-19

The implications of COVID-19 on our results from operations going forward remain uncertain. The COVID-19 pandemic still has the ongoing potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. Recent increases in demand for certain chips within various technology sectors and other industries has been one of the ripple effects of the COVID crisis that is causing shortages of certain chips and negatively impacting many companies’ supply chains and their ability to maintain or increase their production to meet market demands. At this time, we are operating successfully but are seeing longer component lead times which is increasing risk in our supply chain as well as the need to carry more component inventories and make earlier purchase commitments for components.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – On July 28, 2021, the Company issued 300,000 shares of restricted common stock to the new managing director of its newly established VCS business unit. These restricted shares are subject to vesting, including 50,000 shares that may be earned over 3 years based upon continued employment with the Company, and 250,000 shares that are being held in escrow, and which may be earned upon achievement of revenue and EBITDA operational milestones for VCR within specified periods of time over 5 years. In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

VUZIX CORPORATION

Date: November 8, 2021	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)