Form 10-K
period 2021-12-31
Vuzix Corp
filed 2022-03-02
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer ☑	Accelerated filer ◻	Non-accelerated filer ☐	Smaller reporting company ☐ Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2021 was approximately $1,082,000,000 (based on the closing price of the common stock of $18.35 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 2, 2022, there were 63,672,268 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2022 annual meeting of stockholders.

ii

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

●	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
●	the effect of competitors and competition in our markets;
●	the impact of the COVID-19 pandemic on our business and our response to it;
●	our wearable display products and their market acceptance and future potential;
●	our ability to develop, timely introduce and effectively manage the introduction of new products and services or improve our existing products and services;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to attract and retain customers;
●	our ability to accurately forecast demand and adequately manage inventory;
●	our ability to deliver an adequate supply of product to meet demand;
●	our ability to maintain and promote our brand and expand brand awareness;
●	our ability to detect, prevent, or fix defects in our products;
●	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
●	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
●	our ability to attract and retain highly skilled employees;
●	the impact of foreign currency exchange rates;
●	the effect of future regulations;
●	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next 12 months; and
●	general market, political, economic and business conditions.

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

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

PART I

Item 1.    Business

Company Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices, also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include a built-in computer, cameras, and sensors that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, enterprise data, social media or entertainment applications effectively connecting the metaverse to the real world. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses and AR glasses create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. This includes the representative forms such as augmented reality (AR), mixed reality (MR) and virtual reality (VR) and extended reality (XR) and the areas interpolated to all real-and-virtual combined environments. Our solutions are proven to help our customers improve their operational efficiency.

Today’s virtual reality (VR) products are large goggles which seal off their view of the outside world. These VR devices are focused on gaming and training use cases because they occlude the user’s field of vision from the real world. For AR glasses, historically, see-through HMDs displayed the real world using semi-transparent optics placed in front of the user’s eyes. Both types of these HMDs were large and bulky and as a result, they had little mass-market appeal. We have developed thin optics, called waveguides, that are fully see-through and enable miniature display engines to be mounted in the temples of the HMD which allows the form factor of the Smart Glasses to be comparable to conventional eyeglasses. Our Smart Glasses and AR glasses are designed for all day use cases and are small enough to fit in a user’s pocket or purse.

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

We believe that our waveguides and compact display engine technologies are a key differentiator for enabling next generation AR and Smart Glasses hardware for the enterprise and broader market segments because they will ultimately allow us to make HMDs nearly indistinguishable from regular eyeglasses. We believe that key growth areas for us are the enterprise, medical, defense, and security markets. We are addressing most of these markets by developing and selling our own finished products and building a growing eco-system of software and services internally and with our value-added resellers, or VARs, developers and end customers. Another potential channel to these markets we are developing includes selling to OEMs where we intend to supply mass production of our waveguide optics and display engines to select third parties to use in their products.

We have developed our own intellectual property portfolio that includes patents, over 24 years of manufacturing know-how, software, proprietary processes, materials, and equipment to create high performance waveguides, and near-eye display products. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AR and Smart Glasses products and waveguide optics and display engine technology.

Our History

Historically, we have focused on three markets: the consumer markets for entertainment and mobile video; Smart Glasses products for enterprise; and night-vision display electronics and rugged mobile displays for defense markets. We introduced our first HMD products over 23 years ago and we have offered numerous product models and versions with ever advancing features and capabilities that have served the three markets. In June 2012, we sold the assets that produced products and provided services to military organizations and defense organizations, but effective October 2018, we renegotiated the exclusivity agreement with the company we sold our defense division to and, as a result, we have resumed marketing and sale initiatives directly into the defense and homeland security markets. All market restrictions in the defense space for the Company will expire in June 2022.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of wearable displays and computers including AR glasses and Smart Glasses solutions. In 2020, we began to offer and intend to continue to expand our offerings of hardware solutions with complementary suites of software solutions, including offerings from our VARs, focused across major markets, platforms, and applications, thus delivering end-to-end solutions to our customers. We strive to be an innovator in designing wearable display devices that can enable enterprise productivity hands-free applications, mobile video viewing, general entertainment, social media, and most importantly, AR applications. We seek to generate revenue growth through the continued introduction of new AR Smart Glasses, accessories, and software applications and solutions.

In July 2021, we also started an internal Vuzix Custom Solutions group (formerly Integrated Solutions Business Unit (ISBU)), which is focused on the acceleration of enterprise-centric solutions in both new and underserved market verticals. The group will support current and future partners by assisting in developing and implementing innovative SaaS-based solutions around specific use cases in various industries. The core team is streamlined and focused, with a strong background in building such solutions. The group has already been engaging with a number of organizations to drive requirements around solving problems and enabling integration into complex enterprise environments using Vuzix' existing smart glasses hardware enhanced by custom software.

To broaden our position as a leading provider of wearable display and computing products for AR and hands-free computing, we seek to:

●	develop innovative products based on our unique technology for both specialized and large enterprise and medical markets, as well as defense and security;
●	develop a suite of software applications that can take advantage of our products, offering these solutions bundled with our hardware and through our “app store”;
●	sell our products or license our technology to third-party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);
●	promote and enhance the development of third-party software that can take advantage of our products, including offering apps and software through our own “app store”;
●	build our own internal capabilities to deliver SaaS-based solutions directly to our customers;
●	extend our innovative and proprietary technology leadership;
●	enhance and protect our intellectual property portfolio;
●	broaden and develop strategic relationships and partnerships;
●	establish multiple revenue sources;
●	improve brand recognition;
●	provide excellent products and service; and
●	attract and retain highly qualified personnel.

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

The Market

The wireless, IT, and entertainment industries have evolved considerably and continue to do so. The mobile phone has evolved into a ubiquitous, location-aware, smart mobile computing device. Mobile technology is redefining the way people interact with their world, both at work and play, and it has become an essential lifestyle management and entertainment tool personalized to users’ unique needs. We believe that interactive AR content, AI, Edge Computing, internet of things (IoT), and speech-based cloud services will significantly change the way mobile computing devices are used and how content is delivered to the user, including by enabling new experiences that cannot be experienced in any other way. We believe head-worn displays that are hands-free can connect the digital world to the real world and have the ability to change the future of the computing industry.

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

Our business for the last five years has primarily focused on enterprise, industrial and medical markets. We believe the demand for head-worn displays in these markets is being driven by such factors and expectations as:

●	the continued growth of mobile computing devices;
●	an increasing number of “ready to go” hands-free enterprise, commercial and medical applications for which our products are well suited;
●	increasing demand for Internet, and cloud services’ access “anywhere, anytime”;
●	the expansion of IoT that enables the exchange of information amongst smart connected devices to improve timeliness and visibility;
●	the need for better efficiencies from training and on boarding to the ROI created by having hands-free mobile computing allowing frontline workers to work more efficiently and accurately;
●	the need to solve complex problems remotely from medical technologists and doctors in a surgery to equipment in factories around the world; and
●	the growing use of AR/XR applications that will drive the need for head-worn display solutions to replace the need to hold up handheld devices to use the applications.

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

Our target markets and applications by major sector are:

Enterprise

Our Smart Glasses products are currently focused on the enterprise market, including sectors such as industrial and medical. These Smart Glasses products run native Android applications within the glasses that, for example, allow them to stream video in real-time, scan bar codes, share visuals that are related to the work at hand and much more, all of which are highly useful for many enterprise applications. We believe that increasing demand for easy and instant data accessibility in a wide variety of commercial and industrial markets offer significant opportunities for our products. The benefit of hands-free mobile displays and computers over a handheld device or laptop on a cart is significant. Most mobile workers need the use of their hands while working and having access to the information required while being hands-free can significantly improve their work performance, enhance safety, and reduce errors. Our Smart Glasses are being used for numerous applications including: remote service video support, wearable computer displays, viewing of wireless sensor data, quality assurance, hands-free access to work instructions such as assembly check lists and manuals, in-the-field maintenance, warehouse pick and pack, real-time viewing of remote images, and training and education. There are many reasons why enterprise users are adopting Smart Glasses, such as for:

•Increasing productivity;

•Eliminating travel costs;

•Improving worker safety;

•Lowering carbon footprint;

•Reducing worker errors; and

•Protecting worker health

Medical

The healthcare industry continues to be an early adopter of Smart Glasses to deliver a variety of benefits in and outside of the operating room. Our Smart Glasses are being used in operating rooms to enable MedTech experts, assisting surgeons, medical student training, patient care, and other healthcare professionals to see and communicate with surgeons in real-time. This unique solution empowers surgeons, medical device specialists, and other experts to work together remotely without incurring costly expenses to commute on-sight for consultations and surgeries. Our Smart Glasses are also being used in telemedicine for remote calls made to provide a virtual presence within hospitals and senior care facilities that are video broadcast securely. Further our Smart Glasses provide virtual training, health care for patients in the ICU and the operating room, and assistance in performing virtual patient rounds.

Security and First Responders

Our Smart Glasses, particularly the versions that have a sunglasses look, have the potential to become disruptive and market changing products for security providers and first responders such as police and firefighters. We believe there are significant business opportunities in having the Vuzix Blade’s unique form factor assist law enforcement and security personnel in keeping people safe or identifying suspicious persons or those associated with unlawful activities. The ability to deliver video feeds and real-time facial recognition and weapons detection alerts in a covert fashion to a Blade wearer literally provides security personnel and first responders with eyes in the back of their heads, allowing them to view and interact with their immediate surroundings while also staying remotely connected and informed.

Waveguide Optics and Display Engines

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

Broader Markets

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

Products

We produce and sell AR Smart Glasses for a variety of applications. Our products are available with varying features and are currently offered as both monocular and binocular display systems.

Our current products include:

M400 and M4000 Smart Glasses (M series)

The M400 and M4000 (the current “M series”) products are our monocular smart glasses designed for enterprise, industrial, commercial, and medical markets. The M400 is Vuzix’ work-horse Smart Glasses offering with its enhanced capabilities and is our fourth model in this family. This product began commercial production in September 2019 and the M4000 was introduced to the market and entered volume production in September 2020. The M400 is equipped with an occluded nHD OLED display and the M4000 employs our latest see-through waveguide optics with a WVGA DMD display. These two products include an Android-based wearable computer similar in performance to a modern smart phone, enhanced with a wearable monocular display, speech control, camera, sensors and wireless connectivity capabilities. These Smart Glasses serve up the digital world “hands-free”, offering access to information to augment the real world, data collection and more. Monocular products, due to their single eye display, are best used for push notifications and “information snacking”. Integrated head tracking, camera, touchpad, buttons and speech recognition gives versatility to navigate and use these M-series Smart Glasses in almost any environment. These products include pre-installed apps that can be used to record and playback still pictures and broadcast quality video, track timed events, manage a user’s calendar, link to a phone, scan barcodes and much more. We offer connector applications, with annual subscriptions, that allows the smart glasses to join the most popular video conferencing applications including Microsoft Team, Zoom, Blue Jeans, WebEx Teams and others. These products can provide enhancements to existing workflows and open new opportunities in industrial, medical, retail, supply chain, remote help desk, and many more aspects of our customers’ businesses.

The M4000 offers all the performance and functionality of the M400, and features Vuzix’ proprietary waveguide optics to provide a non-occluded, see-through, heads-up display with higher display resolution.

Vuzix Blade® Smart Glasses

We introduced the Blade Smart Glasses as a monocular system at CES 2018. Blade 1.5, an upgraded replacement version entered mass production in the second half of 2020, which added stereo audio and an autofocus camera. We believe the Vuzix Blade is the natural evolution of AR smart glasses providing the user with a wide range of features and capabilities in a natural glasses form factor. The display imagery is projected visually out in front of the user like the heads-up display in a car. Current applications range from basic text messaging and answering the phone to overlaying mapping directions, menus, work instructions, documentation, biometrics and much more. The intuitive and feature packed Vuzix Blade OS allows the user to simply and intuitively navigate via simple swipes and taps, or leverage voice controls and external AI systems. This allows users to leave their phones in their pockets for most functions and adds the ability to connect the information being presented to the real world, including that from cloud-based speech AI platforms such as Amazon Alexa. The Blade also has connector applications, with annual subscriptions, that allows the glasses to join the most popular video conferencing applications including Microsoft Team, Zoom, Blue Jeans, WebEx Teams and others. We believe the Blade Smart Glasses is the first natural step to replacing the smart phone with a ubiquitous wearable device for all.

Vuzix Shield™ Smart Glasses

We introduced the Vuzix Shield Smart Glasses, which we believe is a revolutionary leap for enterprise AR smart glasses, as our first binocular AR system utilizing microLED displays at CES January 2022. The Vuzix Shield Smart Glasses offer all the computing power and performance of our M400 series platform and its related enhanced AR capabilities coupled with Vuzix' proprietary waveguide optics driven by miniature uLED stereo displays to provide a completely non-occluded see-through heads-up display. Housed inside lightweight, stylish, prescription-ready safety glasses combined with stereo HD cameras, the Vuzix Shield delivers a singular wearable AR experience. The Shield when commercially released will also have connector applications, with annual subscriptions, that allows the glasses to join the most popular video conferencing applications including Microsoft Team, Zoom, Blue Jeans, WebEx Teams and others.

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

Vuzix also resells a variety of other applications, including TeamViewer Frontline and Vuzix Remote Assist (VRA), which provide remote telepresence capabilities, otherwise known as “see-what-I-see” video collaboration and work instructions, among other features. VRA enables an operator, mechanic, field technician or consultant to communicate in a hands-free manner with a remote expert to drive “just in time” video support of a process or repair. These applications increase productivity and customer satisfaction by sharing information between field technicians and remote support experts. The VRA app enables Vuzix Smart Glasses customers to multiply their expert workforce, eliminate the high costs of travel, improve customer service levels and equipment operation and accelerate knowledge transfer and training. We are offering the VRA app on a monthly or one-year subscription basis. We have also developed “connector” applications to enable third party applications like Zoom, Cisco WebEx, Microsoft Teams, BlueJeans and others, for use with our smart glasses. In some cases these applications will be free to the user and in others we will charge annual fees.

Vuzix’ position as a Smart Glasses supplier fills a market need that can be long lasting and could be the basis of the future of computing if the glasses are developed into a much larger integration within current and future technology ecosystems. The idea that the Smart Glasses alone will lead to major innovations and use cases is a typical “chicken and egg scenario” that has played out in almost every technology advancement. The “build it and they will come” mentality works only when you build the “whole thing” or if you have a large enough ecosystem. Vuzix’ Smart Glasses have all the features and benefits consumers expect of a modern tablet or smart phone with the added benefit of being worn ergonomically on your head, allowing for hands-free operation, and at the same time connecting the visuals in the glasses to the real world. The steady advances in the Smart Glasses hardware are impressive but this alone is not what is driving market adoption to date. The “whole thing” is the solution to solve the customer pain point, problems and/or inefficiencies or creates a toolbox that allows for new innovations or products.

We believe Vuzix is gaining market awareness and has the opportunity to move up the value chain, increase market share and create a sustainable higher software subscription margin business by:

●	Properly implementing a digital solution strategy that retains more of the customer relationship across a wide range of industries; and

●	Improving Vuzix’ participation in more areas of the customer relationship and having less reliance on VARs to deliver the full solution. When VARs are heavily involved in the middle of the relationship, Vuzix is primarily relegated to being only a product manufacturer and seller. There is significant customer value that can be captured by adopting a solutions model including recurring revenue opportunities.

App Store for Smart Glasses

We also have an app store on our website where users can download and purchase Smart Glasses applications, including third-party apps. We continue to foster the development of an ecosystem of third-party developers to offer applications and trials for their smart glasses apps, many of which will be sold on an industry common revenue share model, with the publisher receiving approximately 70% of the subscriptions collected. Supported by Vuzix’ new App Store, developers can offer or sell their applications to all Vuzix Smart Glasses users, expanding into an ecosystem of AR applications for real world use today. The app store supports free, onetime fee, and paid subscription monetization models. The Vuzix third-party developer community is able to leverage the open Android platform of the Vuzix M-Series and the Vuzix Blade to bring new and creative ideas to life.

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

We have an outward facing section of our website dedicated to offering our OEM and engineering services around our waveguides and display technology. Waveguides require a display engine built for the purpose of the intended design. Vuzix is able to address most of these design specifications regardless of size, light coupling, power consumption, or resolution.

Defense and Security Products

As noted above, in early October 2018, we amended the 10-year non-compete restrictions with the buyer of our former defense division, TDG Acquisition LLC (DBA – Six15 Technologies (“Six15”)). This amendment allows us to pursue opportunities related to the Company’s smart glasses and waveguide optics technologies into these expanded market opportunities related to first responders, US Department of Defense, Security Organizations and the Military. Vuzix is now permitted to perform contract work with and sell its waveguide optics and display engines to the largest third-party defense suppliers around the world who wish to incorporate Vuzix near-eye display or HMD technologies into the products and systems that they sell to Military Organizations. All these non-compete restrictions will expire on June 15, 2022 and we can directly pursue opportunities with no further requirement to pay commissions to Six15.

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

Technology

We believe that it is important to make substantial investments in research and development to maintain our competitive advantage. The development and procurement of intellectual property rights relating to our technologies is a key aspect of our business strategy. We believe that it is now technologically feasible to improve upon the weight, ergonomics, optical performance, see-through capabilities, luminance, power efficiency, compactness, field-of-view and resolution of the current generation of virtual displays and display components. “Early technology adopters” and “prosumer” consumers have comprised the majority of the purchasers of our wearable display and computing products to date and similarly within the enterprise customer base for our Smart Glasses. We expect to continue to improve our products through our ongoing research and development and advancements made by our third-party suppliers of key components.

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to advanced optics systems including passive and active see-through imaging waveguides, micro-projection display engines, and specialized software drivers and applications for wearable displays and computers. We also have a portfolio of trade secrets and expertise in nano-imprinting using quartz mold substrates, nano structure embossing, and engineering tool-sets for the design and manufacturing of diffractive waveguide optics. We are also performing research and development work on laser-based engines to drive scanned images into holograms, with the goal of such systems to offer next generation waveguides capable of 100 plus degree fields-of-view.

We believe that display engines are also important for commercializing wearable displays. We have developed a proprietary micro digital light processing (DLP) based engines and are working on microLED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners in the microLED arena and have unveiled our first binocular AR Smart Glasses called the Shield at CES 2022. These next generation waveguides and display engines have allowed us to shrink the entire assembly to fit in the space available in a typical off-the-shelf pair of sports sunglasses.

We entered into a technology license agreement with Nokia Corporation in August 2011 for their Exit Pupil Expanding (EPE) optics technology. This agreement was amended in October 2017 to allow us greater flexibility with sub-licensing and preferable royalty terms. EPE technology is an important foundation of our diffraction-based waveguide optics technology.

In October 2017 and June 2021, we acquired certain IP and patent applications from the inventor/seller related to holographic optics and display engines for “image and wave field projection through a diffusive media”. This technology is still in active development and we are making progress towards our first functional solution.

Major technologies that we employ in our products include:

Micro-display Optics: Optical components represent a significant cost of goods for both us and our competitors. This cost is a function of the physical size of the micro-display and the cost of the supporting optics. We have developed thin and lightweight optics that can be integrated with very small micro-displays where we can more closely match conventional eyewear frames in size and weight. These new optics and displays provide what we believe are significantly improved ergonomics compared to competing wearable display solutions.

See-Through Waveguides:  We have developed a range of patents and patents pending around our see-through waveguides, as well as passive, dynamic and diffractive optics-based waveguides that are the basis for some of our future slim wearable display AR and smart glasses products. We are striving to develop ultra-compact micro-display engines to magnify and focus the light from a display into a user’s eye. Our development goal with these waveguides is to create AR-based wearable displays that will appear to others as practically indistinguishable from today’s conventional sunglasses by most measures, including comfort, size, weight and ergonomics.

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

Patents and other Intellectual Property

We have an intellectual property policy which has as its objectives: (i) the development of new intellectual property to further our intellectual property position in relation to personal display technology; and (ii) the maintenance and protection of our valuable trade secrets and know-how. We seek to achieve these objectives through the education and training of our engineering staff and the adoption of appropriate systems, policies and procedures for the creation, identification, and protection of intellectual property.

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

Our technologies enable us to provide low-cost, small form factor, high-resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 125 issued U.S. and foreign patents and 116 pending U.S. and foreign patent applications. We are also currently preparing several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates to June 13, 2037. In addition, in connection with the sale of our defense division in 2012, we received a worldwide, royalty-free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have 7 registered U.S. trademarks and 73 trademark registrations worldwide.

Competitors

The near-eye wearable computer or personal display and mobile device industry in which we operate is highly competitive and evolving rapidly. We compete against both direct view display technology in smart phones and tablets and wearable display technology. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, AR capabilities, ergonomics, style, hands-free capabilities and, finally, the interactive capabilities of the overall display system.

Aside from direct view displays, we also have competitors who produce near-eye personal displays or wearable displays. For the past decade, most of these products were mainly low-resolution, bulky in size, ergonomically deficient, costly, and heavy in their power requirements.

Competition – Binocular Wearable Display Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using micro-displays or smaller flat panels. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Microsoft Corporation, Avegant Corp., Meta/Oculus/Facebook, HTC Corporation, Razer Inc. and many others. Some of these firms have discontinued their efforts while others have introduced VR viewers themselves such as HTC, HP and Lenovo. We believe these competitive products have received limited customer acceptance due to their being bulky and having non-user-friendly designs. Despite their size, VR headsets from companies like Facebook/Meta and Sony have been selling in the millions of units, primarily for game applications. VR systems are either standalone devices or require a wire to be connected to a PC to operate. Other companies that have stated their intention to enter this market when their product development is complete with either finished products or components with optics and display engines are Lumus, WaveOptics (acquired by Snap), and Digilens.

Competition – AR Glasses

In the AR markets, there are currently few competitors with most of this market currently aimed at the high-end and research markets. Companies that have offered or are offering products or intend to do so in this area include Microsoft Corporation, Sony Corporation, Epson, Atheer, Inc., DAQRI, Magic Leap, ODG, Nreal and CastAR. Further, industry watchers have speculated that companies such as Apple, Google, Snap, and Oculus/Facebook/Meta may offer or support AR wearable display products in the future, but to date, no specific product launch details have been officially announced. Today many of these products are fairly bulky and are typically tethered to an external controller. Many are being sold as AR Smart Glasses and are currently targeted at enterprise and academic researchers. The most complete and functional systems today are the Microsoft Hololens II and the Magic Leap One, both of which cost $2,295 - $3,500 per unit.

Competition – Monocular Smart Glasses and Wearable Display Products

Although several companies produce monocular wearable displays, we believe that sales of their products have been limited. To date, the market opportunity for monocular products other than night vision products has been limited primarily to trial tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Competitors in these markets include or have included: Google/Alphabet, Lenovo, RealWear, Iristick, Liteye Systems, Inc., Lumus, Zebra Technologies (inclusive of the business unit formerly part of Motorola), Six-15 Technologies, LLC (the purchaser of our defense division), Optinvent, Shimadzu Corporation, Sony Corporation, Kopin Corporation, Tooz, Creative Display Systems, Brother, Garmin, BAE Systems, Focals by North (acquired by Google), and Rockwell Collins.

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

Competition – Waveguides and Display Engines

There are a limited number of manufacturers of waveguide optics, all targeted at OEM producers of AR and smart glasses. Competitors to our waveguide products include Lumus, WaveOptics (acquired recently by Snap), Digilens, Dispelix, Optinvent and several others. In addition, several new waveguide manufacturers from China have begun demonstrating their solutions at recent trade shows. Snap Inc. recently purchased WaveOptics and it appears that Snap is planning to use such waveguides for their own internal solutions and likely no longer will be potentially competitive as a waveguide component supplier.

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

We currently sell our products internationally through resellers, distributors, direct to commercial customers, and via online stores and various Vuzix operated web stores in Europe and Japan. Our international focus is currently on Japan and the European Union (including the UK, the “EU”). In Japan, we have a branch sales and service office and a small warehouse in Tokyo. We employ two full-time staff in Japan. We have a wholly-owned subsidiary, Vuzix (Europe) Limited, through which we conduct our business in the EU and Middle Eastern markets. We maintain a small European sales office in Oxford, England that is staffed by full time sales consultants. For warehousing, we have contracted with a third-party fulfillment center based in the UK to service our customers in the EU. In Q1-2022, post Brexit, we established a third-party logistics fulfillment center relationship in the Netherlands to better serve our EU customers. We also currently serve other APAC customers through a North American West Coast sales office.

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

An OEM/ODM design cycle typically requires between 6 and 24 months, depending upon the uniqueness of the market, and the complexity of the end product. Because our waveguides and display engines are the main functional component that defines the imaging as well as look and feel of many of our potential OEM customers' end products, we intend to work closely with these customers to provide technical assistance throughout their product evaluation and any eventual integration process.

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

Manufacturing

We purchase product components from our suppliers, engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies, and now do the final assembly of our products primarily in our West Henrietta, New York facility. From 2016 to the summer of 2019, we used primarily contract manufacturers in China to assemble our products. We are experienced in the successful production of our products in moderate volumes. Our current facilities are capable of tens of thousands of finished products in total annually, and we believe producing out of these facilities at these levels is more economical and easier to manage than through third parties. We also manufacture all our waveguide optics in our cleanroom environments at our West Henrietta, New York facility. We evaluate contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers. However, we also expect to manufacture all our waveguide optics only at our West Henrietta, New York facility.

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

We work with third-party fulfillment partners in the UK and EU that deliver our products to customers in Europe, the Middle East, and Africa, which allows us to reduce order fulfillment time, reduce shipping costs, and improve inventory flexibility.

Backlog

There is a relatively short cycle between order and shipment of our product sales. Most purchase orders we receive are subject to rescheduling or cancellation by the customer with no or limited penalties. In regard to sales of custom products and waveguides to our OEM customers, we believe that the backlog metric is of limited utility in predicting future sales because all these OEM customers operate on a ship-to-order basis. Therefore, we believe at this time that backlog information is not material to the understanding of our business.

Employees

As of March 2, 2022, we had 106 full-time employees in North America, of which 45 are in research and development and engineering services support. In Japan we have 2 full-time employees to manage our Asian sales activities. In England we have 2 full-time contractors to manage our European sales and marketing activities.

Available Information

We make available free of charge through our website, www.vuzix.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our proxy statements and other reports that we file or furnish with the SEC as soon as reasonably practicable after they are filed or furnished, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation and nominating and corporate governance committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Vuzix Corporation, 25 Hendrix Road, West Henrietta, NY, 14586.

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

We reported a net loss of $40,377,160 for the year ended December 31, 2021, a net loss of $17,952,172 for the year ended December 31, 2020, and a net loss of $26,476,370 for the year ended December 31, 2019. We have an accumulated deficit of $203,072,143 as of December 31, 2021.

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

The market for head-worn display devices, including AR and Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, LG Electronics (LGE), HTC, Lenovo, and large software and other products companies such as Alphabet Inc. (Google), Microsoft Corporation, Meta (Facebook) and Snap. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

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

Moreover, smartphones, tablets, and new wearable devices with ever growing larger video display screens, including foldable and expandable screens, and ever increasing computing power have significantly improved the mobile personal computing experience. In the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Lenovo, Fitbit, Google, Snap, Garmin, Meta/Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products, which would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology and content partnerships. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any one of which could substantially harm our business and results of operations.

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

The mobile display market is dominated by displays larger than one-inch, most of which are based on direct view liquid crystal display, or LCD and organic light emitting display, or OLED technology. A number of companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, handheld direct view LCDs and OLED displays. Many of the leading manufacturers of these larger direct view LCDs, including LG Electronics, Royal Philips Electronics, Samsung Electronics Co., Ltd., Sony Corporation, HiMax, Omnivision, Citizen, and Sharp Corporation, are large, established companies with global marketing capabilities, widespread brand recognition and extensive financial resources. Advances in direct view LCD and OLED technology, microLED or other technologies, including foldable and stretchable displays may overcome their current market limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our near-eye display and computing technology and cause our business strategy to fail.

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

In addition to competing with direct view displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Our primary personal display competitors are or have included Carl Zeiss, Inc., Sony, Epson, Alphabet (Google), Brother International, 5DT Inc., eMagin Corporation, Meta/Facebook (Oculus), Avegant, Kopin Corporation, Magic Leap, Lenovo, Microsoft, HTC, MicroVision, Inc., Lumus Ltd., Kaiser Electro Optics Inc., Garmin, Optinvent, HTC Valve, LGE, N-Real, Epson, Zebra and Accupix of Korea. Numerous other start-up companies have announced their intentions to offer smart glasses and AR products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer AR glasses in the near future.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 125 issued U.S. and foreign patents and 116 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. To protect or enforce our intellectual property rights, we may initiate proceedings or litigation against third parties. Such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation may also be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us, which could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate and the damages or other remedies awarded, if any, may be commercially valuable. The occurrence of any of these events may adversely affect our business, financial condition and operating results.

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

Many of our various reseller relationships for our Smart Glasses and AR products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business, and in particular, while our staff is relatively small with just over 100 employees and full-time foreign contractors globally, we are dependent upon the active participation of several key management personnel, including Paul Travers, our President and Chief Executive Officer. Mr. Travers is critical to the strategic direction and overall management of our company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition and operating results. We do not carry key person life insurance on any of our senior management or other key personnel other than our CEO. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in West Henrietta, New York. If he becomes unable to legally or efficiently travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

We will need to hire and retain highly skilled technical personnel as employees and as independent contractors in order to develop our products and grow our business. The competition for highly skilled technical, managerial and other personnel is at times intense. Our recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. Further, due to COVID-19, many employees have worked remotely and some want to make it a permanent arrangement, which can further complicate their management. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

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

We intend to sell some of our waveguide and display engines with micro-displays to OEMs with the objective that they then incorporate them into products they sell. To date this business has not been a material contributor to our overall revenues, but it could become so in the future. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM products is significant, often with a duration of between one to two years or even longer. If our products fail to meet our eventual OEM customers’ cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, microprocessors, wireless chips, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. In addition, any partial or full government-mandated shutdowns resulting from COVID-19 may cause supply chain disruptions. If any of these third-party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us, we would be unable to manufacture and sell our products until a suitable replacement supplier could be found. We may be unable to find, if and when needed, a replacement third-party contractor or supplier on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our business to be unsuccessful.

Risks Related to Our Common Stock

The rights of holders of common stock may be impaired by the possible future issuance of preferred stock.

Our Board of Directors has the right, without approval of the holders of our common stock (subject to the rules of any exchange on which our securities are then listed), to issue additional preferred stock with voting, dividend, conversion, liquidation and other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change-of-control. The possible negative impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock, we may issue these shares in the future.

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

The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products introduced by us or our competitors, general conditions in the wireless communications, consumer electronics, semiconductor and display markets, changes in earnings estimates by analysts or other events or factors. In addition, the public stock markets recently have experienced extreme price and trading volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Our future growth and profitability from our enterprise, industrial and medical markets focused products will depend in large part upon the effectiveness and efficiency of our marketing efforts, including our ability to:

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

Our operating results may be adversely impacted by worldwide political, economic, public health uncertainties, wars and specific conditions in the markets we address.

Any worsening of global economic, financial, or public health conditions, including global pandemics, such as COVID-19, could materially adversely affect (i) our ability to raise, or the terms of needed capital; (ii) demand for our current and future products; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the display industry.

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

We purchase product components from our suppliers and engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies. We moved the assembly of our finished products to our plant in West Henrietta, New York in late summer 2019. Additionally, we use our West Henrietta, New York facility for the production of waveguides and their related display engines and intend to do so for some time. In the future, our mature products could have their final assembly performed outside the United States. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, are outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

●	compliance burdens and costs with a wide variety of foreign laws and regulations, particularly labor, environmental and other laws and regulations that govern our operations in those countries;
●	legal uncertainties regarding foreign taxes, tariffs, border taxes, quotas, export controls, export licenses, import controls and other trade barriers;
●	economic instability and high levels of inflation in the countries of our suppliers and customers, particularly in the Asia-Pacific region, causing delays or reductions in orders for their products and therefore our sales;
●	political or public health instability, including global pandemics, such as COVID-19, in the countries in which our suppliers operate;
●	changes or volatility in currency exchange rates; and

●	difficulties in collecting accounts receivable and longer accounts receivable payment cycles.

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. In July 2018, the Trump Administration introduced a list of thousands of categories of goods that began facing tariffs of up to 25%, inclusive of many components and services we have sourced or performed for us in China by suppliers there. These tariffs currently affect most of our products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products also, which may further result in a loss of customers and harm our operating performance. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

Our sales through our ecommerce channel have been growing. Sales through vuzix.com and our related EU, UK and Japanese web stores generally have higher profit margins than sales through resellers, VARs and distributors. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct-to-consumer ecommerce business through vuzix.com depends on our ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, identity information thefts, denial-of-services attacks, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that would adversely affect our operating results.

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

We collect, store, process and use portions of our customers’ personally identifiable information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, information security and data protection. Any cybersecurity breaches or our actual or perceived failure to comply with such legal obligations by us, or by our third-party service providers or partners, could harm our business.

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

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the General Data Protection Regulation (the "GDPR"), which came into effect in the EU and the State of California enacted the California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020, imposes more stringent data protection requirements and provides for greater penalties for noncompliance. These regulations require companies that process information to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties while providing a new cause of action for data breaches. Further, data protection legislation is also becoming increasingly common in the United States at both the federal and state level. The burdens imposed by these and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

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

We operate the majority of our business from one location in West Henrietta, New York (a suburb of Rochester). We also rely on third-party manufacturing plants in the US and Asia and third-party logistics, sales and marketing facilities in Japan and Europe, and in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

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

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. The potential of partial or full government mandated shutdowns resulting from COVID-19 or other pandemics may increase these risks. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Further the electronic components we utilize can go end-of-life due to technological changes, which can require us to invest in implementing costs and the potential for the forced obsolescence of other related items. We have in the past experienced end-of-life issues and expect to see more shortages in the future. As such the availability of these components may be unpredictable.

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

Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, wars, acts of terrorism or other catastrophic events, including global pandemics.

We do not currently own or operate any manufacturing facilities for any types of micro-displays, one of the key components in our products. Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. We currently purchase almost all of the micro-displays used in our Smart Glasses products from Sony Corporation and Texas Instruments. Our relationship with these companies generally is on a purchase order basis and these firms do not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. These firms could discontinue sourcing components for us at any time. If any of these firms were to discontinue its relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Several new LCOS, alternative OLED, as well as micro-LED suppliers have begun offering micro-displays suitable for use in our products. With new tooling and electronics, any one of these alternative displays could be incorporated into our products but our costs of production could be higher, they may offer less performance, and, as a result, may make our products too costly and less desirable.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14586 (a suburb of Rochester). This facility houses our office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. The base rent contractual payment obligations under this operating lease is currently $547,000 per year. The lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. As of June 25, 2020, the Company exercised the first of the two renewal terms, extending our current lease expiration date to January 31, 2024. We believe that our West Henrietta facility is in good operating condition and currently adequately serves our needs.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $9,700 per year. The lease for this location expired on September 30, 2021 and is currently on a month-to-month basis.

In Tokyo, Japan, we rent 577 square feet of office space at a cost of approximately $85,000 per year. We lease this location pursuant to a renewable one-year lease which was scheduled to expire on February 28, 2022. We are currently negotiating a new lease for this location.

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

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the S&P 500 Information Technology index on December 31, 2016. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Holders of Record

As of March 2, 2022, there were 65 holders of record of our common stock.

Dividends

We have not historically and currently do not pay dividends on our outstanding common stock. The declaration of any future dividends and, if declared, the amount of any such dividends, will be subject to our actual future earnings, capital requirements, regulatory restrictions, any applicable contractual restrictions and at the discretion of our Board of Directors. Our Board of Directors may take into account such matters as general business conditions, our financial condition and results of operations, our capital requirements, our prospects and such other factors as our Board of Directors may deem relevant.

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

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2021.

Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Securities:

–

On June 8, 2021, the Company issued 75,000 shares of common stock related to an amendment of a technology purchase and royalty agreement. In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

-	On July 28, 2021, the Company issued 300,000 shares of restricted common stock to the new managing director of its newly established VCS business unit. These restricted shares are subject to vesting, including 50,000 shares that may be earned over 3 years based upon continued employment with the Company, and 250,000 shares that are being held in escrow, and which may be earned upon achievement of revenue and EBITDA operational milestones for VCR within specified periods of time over 5 years. In connection with the foregoing, we relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchase of Equity Securities – none

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2021.

	Number of	Weighted
	Securities to	Average
	be Issued	Exercise Price	Number of
	Upon Exercise	of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future Issuance
Plan Category	Rights	Rights	(1)
Equity compensation plans approved by security holders	8,607,634	$15.28	1,550,004
Equity compensation plans not approved by security holders	—	—	—
Total	8,607,634	$15.28	1,550,004
(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under our 2014 Equity Incentive Plan. The 2014 Plan (as amended) has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan automatically increases each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 20% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased. Refer to Note 13 for further details.

Item 6.  [Reserved]

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, medical and commercial markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in micro-display projection engines, waveguides, ergonomics, packaging, and optical systems.

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

During the year ended December 31, 2021, the Company reserved for (i) an additional twenty-five percent of its remaining M300XL finished goods and related accessory inventory on-hand as of December 31, 2021and (ii) all of its Blade 1.5 excess components that will not be used in current planned builds of the Blade in 2022, due to end-of-life availability of some required components. The total reserve write-down recorded at December 31, 2021 was $519,950. The write-down and obsolescence provision for finished goods and components totaled $1,273,835 and $4,572,659 for the years ended December 31, 2020 and 2019, respectively. These provisions are included in Cost of Sales on the Consolidated Statements of Operations.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different from historical results. For the year ended December 31, 2021, we recorded a loss on fixed asset disposal of $183,614 upon the retirement of certain tooling and manufacturing equipment assets no longer in use. No loss on fixed asset disposal charges on tooling and equipment were recorded in 2020 or 2019.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. For the years ended December 31, 2021 and 2020, there was an impairment charge of $80,163 and $73,532, respectively, and nil in 2019. The value of the remaining intellectual property, such as patents and trademarks, were valued (net of accumulated amortization) at $1,988,370 as of December 31, 2021, because management believes that this value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The unamortized software development costs remaining were valued (net of accumulated amortization) at $541,666 as of December 31, 2021, because management believes that this value is recoverable.

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”, as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping terms and revenue is recognized as our products ship to customers, as control is transferred at that point in time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2021 and 2020, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Stock-Based Compensation Expense

Our Board of Directors approves grants of stock awards and options to employees to purchase our common stock. Stock-based compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market. For stock options awards under the Company's LTIP (Long-term Incentive Plan), options vest upon the achievement of certain equity market conditions and performance-based milestones. The fair value of options granted under this program were calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method for the performance-based tranches. The equity market condition awards are expensed over their derived service periods, which is an output of the Monte Carlo model. Upon the achievement of any market condition milestone, any unrecognized expense to-date would be expensed immediately. The performance-based options, that are currently considered probable of achievement, are expensed over their respective implicit service periods. We may experience significant catch-up or reversal of expense in the future in a period when any performance-based milestones first are determined to be probable of achievement or when any that are currently deemed probable are considered no longer probable.

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

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2021 and December 31, 2020

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
			Dollar	% Increase
	2021	2020	Change	(Decrease)
Sales:
Sales of Products	$12,784,600	$10,081,209	$2,703,391	27%
Sales of Engineering Services	380,333	1,500,287	(1,119,954)	(75)%

Total Sales	13,164,933	11,581,496	1,583,437	14%

Cost of Sales:
Cost of Sales - Products Sold	10,148,380	8,098,014	2,050,366	25%
Cost of Sales - Inventory Reserve for Obsolescence	519,950	1,273,835	(753,885)	(59)%
Cost of Sales - Engineering Services	45,758	282,038	(236,280)	(84)%

Total Cost of Sales	10,714,088	9,653,887	1,060,201	11%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	2,450,845	1,927,609	523,236	27%
Gross Profit %	19%	17%

Operating Expenses:
Research and Development	11,674,954	7,568,074	4,106,880	54%
Selling and Marketing	6,118,929	4,039,772	2,079,157	51%
General and Administrative	22,502,833	6,915,213	15,587,620	225%
Depreciation and Amortization	1,870,459	2,458,482	(588,023)	(24)%
Impairment of Patents and Trademarks	80,163	73,532	6,631	9%
Loss on Fixed Asset Disposal	183,614	—	183,614	N/M

Loss from Operations	(39,980,107)	(19,127,464)	(20,852,643)	109%

Other Income (Expense):
Investment Income	53,511	41,120	12,391	30%
Income and Other Taxes	(307,368)	(103,833)	(203,535)	196%
Foreign Exchange Loss	(143,196)	(67,895)	(75,301)	111%
Gain on Debt Extinguishment, net of Loss on Note Receivable	—	1,305,900	(1,305,900)

Total Other Income (Expense), Net	(397,053)	1,175,292	(1,572,345)	(134)%

Net Loss	$(40,377,160)	$(17,952,172)	$(22,424,988)	125%

Sales.   There was an increase in total sales for the year ended December 31, 2021 from those in 2020 of $1,583,437 or 14%. The following table reflects the major components of our sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2021	Total Sales	December 31, 2020	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$12,670,874	96%	$9,948,554	86%	$2,722,320	27%
Sales Freight out	113,726	1%	132,655	1%	(18,929)	(14)%
Sales of Engineering Services	380,333	3%	1,500,287	13%	(1,119,954)	(75)%
Total Sales	$13,164,933	100%	$11,581,496	100%	$1,583,437	14%

Sales of Smart Glasses products rose by $2,722,320 or 27% in the year ended December 31, 2021, primarily as a result of continued growth of our M400 model and M4000 Smart Glasses sales, as compared to the same period in 2020. Sales revenues from our M-Series Smart Glasses were $10,254,905, a 22% increase of $1,848,282 over the prior year. Revenues of Blade Smart Glasses decreased by $395,529 or 23% in the year ended December 31, 2021 versus the comparable period in 2020 primarily driven by component shortages required to make Blade projector engines in the second half of 2021 and higher unit sales in the prior year’s comparable quarter when we offered lower selling prices on the previous Blade model, which we discontinued in the fall of 2020

Sales of Engineering Services for the year ended December 31, 2021 were $380,333 as compared to $1,500,287 in the 2020 comparable period. The revenue recognized in the year ended December 31, 2021 for engineering services was primarily a result of waveguide and display engine development projects which commenced in 2020 and were completed in the first quarter of 2021. We believe that ongoing and new engineering services programs have been deferred to give customers time to evaluate and present to their end customers the solutions we helped to design and delivered in 2020 and the first quarter of 2021, which has been made more difficult by the ongoing disruptions caused by COVID-19.

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

	Year Ended	As % Related	Year Ended	As % Related	Dollar	% Increase
	December 31, 2021	Product Sales	December 31, 2020	Product Sales	Change	(Decrease)
Product Cost of Sales	$6,224,604	49%	$5,401,077	54%	$823,527	15%
Freight Costs	797,442	6%	696,340	7%	101,102	15%
Manufacturing Overhead	2,396,821	19%	1,614,964	16%	781,857	48%
Warranty Costs	44,526	0%	45,005	0%	(479)	(1)%
Amortization of Software Development Costs	439,122	3%	271,667	3%	167,455	62%
Software Royalties	245,865	2%	68,961	1%	176,904	257%

Total Cost of Sales - Products Sold	10,148,380	79%	8,098,014	80%	2,050,366	25%

Gross Profit – Before Reserve for Obsolescence	2,636,220	21%	1,983,195	20%	653,025	33%

Cost of Sales - Inventory Reserve for Obsolescence	519,950		1,273,835		(753,885)	(59)%

Gross Profit - Products Total	2,116,270	17%	709,360	7%	1,406,910	198%

Gross Profit - Engineering Services	334,575		1,218,249		(883,674)	(73)%

Total Gross Profit	$2,450,845		$1,927,609		$523,236	27%

For the year ended December 31, 2021, we reported an overall gross profit from product sales, before inventory obsolescence, of $2,636,220 as compared to $1,983,195 in 2020. On a product cost of sales basis only, product direct costs were 49% of sales in 2021, as compared to 54% in 2020.

Manufacturing overhead costs increased $781,857 or 48% for the year ended December 31, 2021 as compared to 2020, to 19% from 16% as a percentage of total product sales, primarily due to manufacturing supply chain additional personnel and increased non-cash stock-based compensation expense.

In addition to its normal Reserve for Obsolescence provision, the Company reserved for (i) an additional twenty-five percent of its remaining M300XL finished goods and related accessory inventory on-hand as of December 31, 2021and (ii) all of its Blade 1.5 excess components that will not be used in current planned builds of the Blade in 2022, due to end-of-life availability of some required components. The total reserve write-down recorded at December 31, 2021 was $519,950. The write-down and obsolescence provision for finished goods and components totaled $1,273,835 and $4,572,659 for the years ended December 31, 2020.

Costs for engineering services for the year ended December 31, 2021 were $45,758 as compared to $282,038 in 2020. The majority of the 2021 period amounts represented the reclassification of our internal R&D wage costs associated with waveguide development projects. There was a gross profit of $334,575 from engineering services for the year ended December 31, 2021 versus $1,218,249 in 2020.

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2021	Total Sales	December 31, 2020	Total Sales	Change	(Decrease)
Research and Development	$11,674,954	89%	$7,568,074	65%	$4,106,880	54%

Research and development costs for the year ended December 31, 2021 increased by $4,106,880 or 54% as compared to 2020. This increase was largely due to a $2,532,628 increase in salary and salary benefits related expenses, of which $944,065 was related to non-cash stock-based compensation; an increase of $1,173,817 in external development expenses primarily related to our Next Generation Smart Glasses; an increase of $296,748 in other research and development consulting fees; and an increase of $99,947 in research and development supplies.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2021	Total Sales	December 31, 2020	Total Sales	Change	(Decrease)
Selling and Marketing	$6,118,929	46%	$4,039,772	35%	$2,079,157	51%

Selling and marketing costs for the year ended December 31, 2021 increased by $2,079,157 or 51% as compared to 2020. This. increase was largely due to a $1,089,571 increase in salary and salary benefits related expenses, of which $420,661 was related to non-cash stock-based compensation; an increase of $578,621 in sales consulting and marketing fees, primarily for foreign full-time contractors; a $595,263 increase in advertising costs; an increase of $242,570 in website development and maintenance costs; partially offset by decreases of $316,319 in trade show expenses; a decrease of $102,215 in commissions largely due to a reduction in commissions payable to TDG (as described in Note 7 of the financial statements) for defense related engineering services; and a decrease of $35,670 in travel related expenses.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2021	Total Sales	December 31, 2020	Total Sales	Change	(Decrease)
General and Administrative	$22,502,833	171%	$6,915,213	60%	$15,587,620	225%

General and administrative costs for the year ended December 31, 2021 increased by $15,587,620 or 225% as compared 2020. This increase was largely due to a $13,471,358 increase in salary and salary benefits related expenses, of which $12,668,230 was related to non-cash stock-based compensation, primarily related to the Company’s LTIP, which was implemented in the first quarter of 2021 and unlike traditional time vesting options, option awards under the LTIP vest only upon the achievement of predetermined market equity capitalization, revenue and EBITDA milestones and if participants are currently employed by the Company when the milestones are achieved; an increase of $875,230 in legal expenses; an increase of $357,444 in insurance premiums; an increase of $217,433 in audit and tax advisory fees; an increase of $205,329 in recruitment and hiring fees; an increase in shareholder related expenses of $151,524; an increase of $109,846 in regulatory filing fees; and an increase of $100,228 in software subscription expenses.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2021 was $1,870,459 as compared to $2,458,482 in the same period in 2020, a decrease of $588,023. The decrease in depreciation expense is primarily due to leasehold improvements in our West Henrietta, New York location, which became fully amortized in October 2020.

Other Income (Expense), Net. Total other expense, net was $397,053 for the year ended December 31, 2021 as compared to income of $1,175,292 in the period in 2020. The overall decrease of $1,572,345 in other income was primarily the result of no gain from debt extinguishment in the year ended December 31, 2021, whereas we had a net gain on debt extinguishment of $1,305,900 in 2020; an increase of $203,535 in income, foreign enterprise and other taxes; and an increase of $75,301 in foreign exchange losses.

Provision for Income Taxes.  There were no provisions for income taxes in 2021 or 2020.

Results of Operations for Fiscal Years Ended December 31, 2020 and December 31, 2019

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
			Dollar	% Increase
	2020	2019	Change	(Decrease)
Sales:
Sales of Products	$10,081,209	$5,997,453	$4,083,756	68%
Sales of Engineering Services	1,500,287	673,151	827,136	123%

Total Sales	11,581,496	6,670,604	4,910,892	74%

Cost of Sales:
Cost of Sales - Products Sold	8,098,014	6,334,333	1,763,681	28%
Cost of Sales - Inventory Reserve for Obsolescence	1,273,835	4,572,659	(3,298,824)	(72)%
Cost of Sales - Engineering Services	282,038	171,733	110,305	64%

Total Cost of Sales	9,653,887	11,078,725	(1,424,838)	(13)%

Gross Profit (Loss) (exclusive of depreciation shown separately below)	1,927,609	(4,408,121)	6,335,730	NM
Gross Profit (Loss) %	17%	(66)%

Operating Expenses:
Research and Development	7,568,074	8,900,837	(1,332,763)	(15)%
Selling and Marketing	4,039,772	4,215,611	(175,839)	(4)%
General and Administrative	6,915,213	6,600,092	315,121	5%
Depreciation and Amortization	2,458,482	2,441,581	16,901	1%
Impairment of Patents and Trademarks	73,532	—	73,532	NM %

Loss from Operations	(19,127,464)	(26,566,242)	7,438,778	(28)%

Other Income (Expense):
Investment Income	41,120	252,416	(211,296)	(84)%
Other Taxes	(103,833)	(110,269)	6,436	(6)%
Foreign Exchange Loss	(67,895)	(52,275)	(15,620)	30%
Gain on Debt Extinguishment, net of Loss on Note Receivable	1,305,900	—	1,305,900	NM

Total Other Income, Net	1,175,292	89,872	1,085,420	1,208%

Net Loss	$(17,952,172)	$(26,476,370)	$8,524,198	(32)%

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

Sales of OEM Products were nil for the year ended December 31, 2020 as compared to $951,570 in the 2019 period. No new further customer orders for those particular OEM products have been received since the Spring of 2019 and none are currently contemplated from that customer going forward.

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

	Year Ended	As % Related	Year Ended	As % Related	Dollar	% Increase
	December 31, 2020	Product Sales	December 31, 2019	Product Sales	Change	(Decrease)
Product Cost of Sales	$5,401,077	54%	$3,817,689	64%	$1,583,388	41%
Freight Costs	696,340	7%	666,115	11%	30,225	5%
Manufacturing Overhead	1,614,964	16%	1,744,517	29%	(129,553)	(7)%
Warranty Costs	45,005	0%	(119,154)	(2)%	164,159	(138)%
Amortization of Software Development Costs	271,667	3%	100,000	2%	171,667	172%
Software Royalties	68,961	1%	125,166	2%	(56,205)	(45)%

Total Cost of Sales - Products Sold	8,098,014	80%	6,334,333	106%	1,763,681	28%

Gross Profit (Loss) – Before Reserve for Obsolescence	1,983,195	20%	(336,880)	(6)%	2,320,075	689%

Cost of Sales - Inventory Reserve for Obsolescence	1,273,835		4,572,659		(3,298,824)	(72)%

Gross Profit (Loss) - Products Total	709,360		(4,909,539)		5,618,899	114%

Gross Profit - Engineering Services	1,218,249		501,418		716,831	143%

Total Gross Profit (Loss)	$1,927,609		$(4,408,121)		$6,335,730	144%

For the year ended December 31, 2020, we reported an overall gross profit from product sales, before inventory obsolescence, of $1,983,195 as compared to a gross loss of $336,880 in the same period in 2019. On a product cost of sales basis only, product direct costs were 54% of sales in the 2020 period as compared to 64% in 2019, primarily driven by higher margins earned on the M400 in 2020 versus that of the M300 series in the same period in 2019, a period when the M400 was not yet available for sale until the fourth quarter. Product margin was also positively impacted by the sales of some older M-series products that were fully reserved for obsolescence in prior periods.

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

General and administrative costs for the year ended December 31, 2020 increased by $315,121 or 5% as compared to the same period in 2019. This increase in costs was due to a: net increase in salary and stock-based compensation expenses of $616,466. The net increase was due to a reduction in cash salaries paid of $230,598, offset by an increase of $847,064 in stock-based compensation, which resulted from the voluntary salary reduction program that the Company implemented in May 2020; an increase in IR and shareholder related expenses of $184,468; an increase in insurance premiums of $87,106; and an increase of $32,628 in computer and software related expenses; partially offset by a decrease in legal fees of $319,831; a decrease in IT and security consulting fees of $150,000; and a decrease in travel related expenses of $184,300 due to 2020 pandemic conditions.

Depreciation and Amortization.  Depreciation and amortization expense for the year ended December 31, 2020 was $2,458,482 as compared to $2,441,581 in the same period in 2019, an increase of $16,901. The increase in depreciation expense is due to new investments in depreciable assets, including manufacturing equipment and molds placed into service from construction-in-progress, largely offset by a reduction in depreciation expense related to our leasehold improvements in our West Henrietta, New York location, which became fully amortized in October 2020.

Other Income (Expense), Net. Total other income, net was $1,175,292 for the year ended December 31, 2020 as compared to income of $89,872 in the comparable period in 2019. The overall increase of $1,085,420 in other income was primarily the result of a net increase in Gain on Debt Extinguishment, net of Loss on Note Receivable of $1,305,900. This net gain resulted from our $1,555,900 gain realized on the forgiveness of our Paycheck Protection Program Loan by the SBA, partially offset by our $250,000 loss on a term note we purchased in 2019; an increase of $15,620 in foreign exchange losses; and a decrease of $211,296 in investment interest income, as interest rates decreased significantly in 2020, as compared to interest rates in 2019.

Provision for Income Taxes.  There were no provisions for income taxes in 2020 or 2019.

Liquidity and Capital Resources

Capital Resources.   As of December 31, 2021, we had a cash and cash equivalents balance of $120,203,873, an increase of $84,134,365 from $36,069,508 as of December 31, 2020.

As of December 31, 2021, we had current assets of $137,150,154 as compared to current liabilities of $4,155,965, which resulted in a positive working capital position of $132,994,189. As of December 31, 2020, we had a working capital position of $41,959,763. Our current liabilities are comprised principally of accounts payable, accrued expenses and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the periods indicated:

	December 31,	December 31,	December 31,
	2021	2020	2019
Net Cash Provided by (used in)
Net Loss less Non-Cash Operating Expenses	$(19,981,029)	$(12,463,053)	$(17,863,773)
Operating Activities	(26,980,411)	(13,964,053)	(22,355,020)
Investing Activities	(4,852,452)	(1,485,513)	(3,157,539)
Financing Activities	115,967,228	40,912,983	18,855,007

During the year ended December 31, 2021, we used $26,980,411 of cash for operating activities as compared to $13,964,053 in 2020. For the year ended December 31, 2021 we incurred a net loss of $40,377,160, partially offset by non-cash operating expenses of $20,396,131, for a net cash loss of $19,981,029. Net changes in working capital items were $6,999,382 for 2021, which included (i) $6,590,127 of investments in inventory and vendor prepayments for M400 components; (ii) a $853,547 increase in customer receivables and (iii) a $526,825 increase in other prepaid expenses, partially offset by an increase in trade payables and accrued expenses of $973,883.

For the year ended December 31, 2021, the net loss after adding back non-cash operating expenses, such as depreciation and amortization, stock-based compensation, inventory reserve for obsolescence and net gain on debt extinguishment, was $19,981,029 versus $12,463,053 in the same period of 2020.

During the year ended December 31, 2021, we used $4,852,452 of cash for investing activities, which includes $3,809,268 for purchases of manufacturing equipment, product mold tooling, and chip design and tooling fees, $593,184 of investments in patents and trademarks, $250,000 in the purchase of software operating system license upgrades for our smart glasses platform, and a $200,000 equity investment in a strategic business partner. For the year ended December 31, 2020, we used a total of $1,485,513 in cash for investing activities.

During the year ended December 31, 2021, we received $115,967,228 in net cash from financing activities, which included: (i) $91,613,587 in net proceeds from our sales of equity securities that closed on March 30, 2021 and April 1, 2021, (ii) $34,715,728 in proceeds from the exercise of warrants, and (iii) $782,277 in proceeds from the exercise of stock options. The proceeds were partially offset by a: (i) $10,000,000 payment to Intel for the settlement of our accrued Series A Preferred Stock dividends, and (ii) a $1,144,364 payment for tax withholdings related to our employee stock awards in 2020 that were granted as part of our salary reduction program, which vested in January 2021, whereby the Company paid tax withholding amounts on behalf of the employees in exchange for shares withheld to cover the amounts paid. For the year ended December 31, 2020, we received $40,912,983 in proceeds from financing activities, primarily from sales of our equity securities and the exercise of stock warrants.

As of December 31, 2021, the Company does not have any current or long-term debt obligations outstanding.

We incurred a net loss for the year ended December 31, 2021 of $40,377,160 and annual net losses of $17,952,172 in 2020 and $26,476,370 in 2019. The Company has an accumulated deficit of $203,072,143 as of December 31, 2021.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. Our operations are financed primarily through the net proceeds from the sale of our equity securities. As of December 31, 2021, our principal sources of liquidity consisted of cash and cash equivalents of $120,203,873.

In response to the impacts of COVID-19 and its impact on supply chain time lines and component shortages, we increased the pace of the Company’s investment in inventory in 2021. We anticipate that rate of growth to moderate or decline in 2022 and beyond.

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

We believe our existing cash and cash equivalent balances will be sufficient to meet our long-term working capital and capital expenditure needs for at least the next 12 months. We intend to increase our levels of investing activities for our 2022 fiscal year as compared to 2021, primarily on new product development as well as increase our R&D spending over that of 2021. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, our planned sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions.

To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity financing. The sale of additional equity would result in increased dilution to our stockholders. However, there can be no assurance that we will be able to raise capital in the future or that if we raise additional capital it will be sufficient to execute our business plan in place at the time

Contractual Obligations

The following is a summary of our contractual payment obligations for operating leases as of December 31, 2021:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,152,408	$—	$1,152,408	—	—
Software License Obligations	566,316	566,316	—	—	—
Open Purchase Obligations	6,035,000	6,035,000	—	—	—

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2021.

(a)          Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, and they concluded that our internal control over financial reporting was not effective as of December 31, 2021. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in internal control over financial reporting as of December 31, 2021: Management in performing ongoing reviews of its valuation methodology, identified an error with respect to its initial determination of the fair market value of the Long Term Incentive Plan stock options issued in March 2021 for the achievement of certain equity market capitalization milestones which it identified, revised and corrected in the consolidated financial statements in the fourth quarter of 2021. The impact of this change, is further described in Note 14.

Because there was material error noted impacting current year interim periods that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiency represents a material weakness in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021. The attestation report of Freed Maxick CPAs, P.C., our independent registered public accounting firm, on the Company’s internal control over financial reporting is provided under the caption “Report of Independent Registered Public Accounting Firm” in this Annual Report on Form 10-K.

The Company’s independent registered public accounting firm, Freed Maxick CPAs, P.C., who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an adverse opinion of its attestation report on the effectiveness of the management’s internal control over financial reporting as of December 31, 2021.

Remediation Activities

We take this material weakness seriously. We have already taken steps to remediate this material weakness and will continue to take further steps until such remediation is complete.  These steps include the following:

a)Retaining additional resources, including third-party resources, with the appropriate technical accounting expertise and valuation expertise to be able to assist us in identifying and addressing any complex technical accounting issues that affect our consolidated financial statements.
b)We will report regularly to the Company’s Audit Committee on the progress and results of our remediation plan.

As we work to improve our internal control over financial reporting, we may modify our remediation plan and may implement additional measures as we continue to review, optimize and enhance our financial reporting controls and procedures in the ordinary course. The material weakness will not be considered remediated until the remediated controls have been operating for a sufficient period of time and can be evidenced through testing that they are operating effectively.

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

(d)          Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2021 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vuzix Corporation

Opinion on the Internal Control Over Financial Reporting

We have audited Vuzix Corporation's (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, statements of operations, changes in stockholders' equity and cash flows of the Company and our report dated March 2, 2022 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company failed to execute its responsibilities with respect to internal control over financial reporting relating to its initial determination of the fair market value of the Long-term Incentive Plan stock options issued in March 2021 for the achievement of certain equity market capitalization milestones. As a consequence, an error was identified in the consolidated financial statements in fourth quarter of 2021. The Company identified, revised and corrected the error in the fourth quarter of 2021.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 2, 2022 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Buffalo, New York

March 2, 2022

Item 9B.    Other Information

None.

Item 9C.

Not applicable.

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

VUZIX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vuzix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2022 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

Restatement of Previously Issued Unaudited Quarterly Financial Statements

As discussed in Note 14 to the consolidated financial statements, Management identified a correction of an error which impacted stock-based compensation in the 2021 unaudited quarterly financial information.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed included, performing a retrospective review of prior year-estimates used to identify potential bias of management judgments; obtaining an understanding of the process and assumptions used by management to develop the reserve for excess, obsolete and slow-moving inventory; testing the effectiveness of controls over management’s estimate of reserves for excess, obsolete, and slow-moving inventory; and testing management’s calculation of the reserve for excess, obsolete, and slow-moving inventory by: testing the completeness and accuracy of the source information used,  testing the mathematical accuracy of management’s calculations, and  evaluating the reasonableness and consistency of methodology and assumptions applied by management.

Valuation of market condition options

Critical Audit Matter Description

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company granted options to its Chief Executive Officer, Chief Financial Officer and certain members of its management team that vest upon achievement of specified market capitalization targets through March 16, 2031. The grant date fair value of the market-based options was approximately $33.6 million. The market conditions are included in the determination of the estimated fair value of the market-based options. With the assistance of valuation specialists, the Company estimated the fair value of the market-based options using the Monte Carlo simulation model that utilizes various assumptions, including the time until the specified market capitalization target is achieved, the estimated life of the option, as well as volatility. Due to the magnitude of the option grant, and the subjectivity involved in estimating the valuation we identified the valuation as a critical audit matter, which required a high degree of complex auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Auditing the valuation of the Company's market-based options was complex due to the use of the Monte Carlo simulation model and involved the use of valuation specialists. Also, auditing the valuation of the market-based options is highly judgmental due to the significant estimation required to determine the assumptions used in the valuation model, including the time until the specified market capitalization target is achieved, the estimated life of the option, as well as volatility. To test the fair value of the Company's market-based options, our audit procedures included, among others, assessing the appropriateness of the use of the Monte Carlo simulation model and the underlying calculations, as well as testing the assumptions used to calculate the fair value of market-based options. To test the volatility assumption, we compared the historical volatility of the Company to the volatility used to value the market-based options. We involved valuation specialists to assist us with evaluating the Monte Carlo simulation model and the assumptions used in the model, as well as to perform comparative calculations.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2014.

Buffalo, New York

March 2, 2022

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and Cash Equivalents	$120,203,873	$36,069,508
Accounts Receivable	2,242,429	1,388,882
Inventories, Net	12,151,982	6,100,824
Licenses, Net	—	272,444
Manufacturing Vendor Prepayments	504,051	485,032
Prepaid Expenses and Other Assets	2,047,819	738,561

Total Current Assets	137,150,154	45,055,251

Long-Term Assets
Fixed Assets, Net	5,190,438	2,837,402
Operating Lease Right-of-Use Asset	1,117,022	1,517,306
Patents and Trademarks, Net	1,988,370	1,593,049
Licenses, Net	1,389,936	193,687
Intangible Asset, Net	147,548	566,456
Other Assets, Net	1,483,589	708,333

Total Assets	$148,467,057	$52,471,484

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,054,762	$1,517,155
Unearned Revenue	27,797	41,152
Accrued Expenses	1,419,308	983,033
Income and Other Taxes Payable	120,242	109,653
Operating Lease Right-of-Use Liability	534,146	444,495

Total Current Liabilities	4,156,255	3,095,488

Long-Term Liabilities
Operating Lease Right-of-Use Liability	582,876	1,072,811

Total Liabilities	4,739,131	4,168,299

Stockholders' Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; zero and 49,626 Shares Issued and Outstanding as of December 31, 2021 and December 31, 2020.	—	50
Common Stock - $0.001 Par Value, 100,000,000 Shares Authorized; 63,672,268 and 45,645,166 Shares Issued and Outstanding as of December 31, 2021 and December 31, 2020.	63,672	45,645
Additional Paid-in Capital	346,736,397	210,952,473
Accumulated Deficit	(203,072,143)	(162,694,983)

Total Stockholders' Equity	143,727,926	48,303,185

Total Liabilities and Stockholders' Equity	$148,467,057	$52,471,484

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance - December 31, 2018	49,626	$50	27,591,670	$27,591	$148,695,775	$(118,266,441)	$30,456,975
Stock-Based Compensation Expense	—	—	57,496	58	1,404,773	—	1,404,831
Proceeds from Common Stock Offerings	—	—	5,479,454	5,479	19,994,528	—	20,000,007
Direct Costs of Common Stock Offerings	—	—	—	—	(1,145,000)	—	(1,145,000)
2019 Net Loss	—	—	—	—	—	(26,476,370)	(26,476,370)
Balance - December 31, 2019	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	$24,240,443
Stock-Based Compensation Expense	—	—	942,986	943	2,656,888	—	2,657,831
Proceeds from Common Stock Offerings	—	—	8,647,059	8,647	26,741,355	—	26,750,002
Direct Costs of Common Stock Offerings	—	—	—	—	(1,550,666)	—	(1,550,666)
Stock Warrant Exercises	—	—	2,882,647	2,883	14,125,644	—	14,128,527
Stock Option Exercises	—	—	43,854	44	29,176	—	29,220
2020 Net Loss	—	—	—	—	—	(17,952,172)	(17,952,172)
Balance - December 31, 2020	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	$48,303,185
Stock-Based Compensation Expense	—	—	368,047	368	18,429,556	—	18,429,924
Stock Option Exercises	—	—	659,398	659	781,618	—	782,277
Stock Warrant Exercises	—	—	7,276,928	7,277	34,708,451	—	34,715,728
Proceeds from Common Stock Offerings	—	—	4,768,293	4,768	97,745,239	—	97,750,007
Direct Costs of Common Stock Offerings	—	—	—	—	(6,136,420)	—	(6,136,420)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,282)	—	(1,144,365)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	1,404,750
Preferred Stock Converted	(49,626)	(50)	4,962,600	4,963	(10,004,913)	—	(10,000,000)
2021 Net Loss	—	—	—	—	—	(40,377,160)	(40,377,160)
Balance - December 31, 2021	—	$—	63,672,268	$63,672	$346,736,397	$(203,072,143)	$143,727,926

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,
	2021	2020	2019
Sales:
Sales of Products	$12,784,600	$10,081,209	$5,997,453
Sales of Engineering Services	380,333	1,500,287	673,151

Total Sales	13,164,933	11,581,496	6,670,604

Cost of Sales:
Cost of Sales - Products Sold	10,148,380	8,098,014	6,334,333
Cost of Sales - Inventory Reserve for Obsolescence	519,950	1,273,835	4,572,659
Cost of Sales - Engineering Services	45,758	282,038	171,733

Total Cost of Sales	10,714,088	9,653,887	11,078,725

Gross Profit (Loss) (exclusive of depreciation shown separately below)	2,450,845	1,927,609	(4,408,121)

Operating Expenses:
Research and Development	11,674,954	7,568,074	8,900,837
Selling and Marketing	6,118,929	4,039,772	4,215,611
General and Administrative	22,502,833	6,915,213	6,600,092
Depreciation and Amortization	1,870,459	2,458,482	2,441,581
Loss on Fixed Asset Disposal	183,614	—	—
Impairment of Patents and Trademarks	80,163	73,532	—

Total Operating Expenses	42,430,952	21,055,073	22,158,121

Loss From Operations	(39,980,107)	(19,127,464)	(26,566,242)

Other Income (Expense):
Investment Income	53,511	41,120	252,416
Income and Other Taxes	(307,368)	(103,833)	(110,269)
Foreign Exchange Loss	(143,196)	(67,895)	(52,275)
Gain on Debt Extinguishment, net of Loss on Note Receivable	—	1,305,900	—

Total Other Income (Expense), Net	(397,053)	1,175,292	89,872

Loss Before Provision for Income Taxes	(40,377,160)	(17,952,172)	(26,476,370)
Provision for Income Taxes	—	—	—

Net Loss	(40,377,160)	(17,952,172)	(26,476,370)
Preferred Stock Dividends - Accrued not Paid	—	(2,056,150)	(1,931,860)
Loss Attributable to Common Stockholders	$(40,377,160)	$(20,008,322)	$(28,408,230)

Basic and Diluted Loss per Common Share	$(0.66)	$(0.53)	$(0.94)
Weighted-average Shares Outstanding - Basic and Diluted	61,125,215	38,109,765	30,348,452

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019

Cash Flows from Operating Activities
Net Loss	$(40,377,160)	$(17,952,172)	$(26,476,370)
Non-Cash Adjustments
Depreciation and Amortization	1,870,459	2,458,482	2,441,581
Amortization of Software Development Costs and Prepaid Licenses in Cost of Sales - Products	439,112	183,328	100,000
Stock-Based Compensation	17,302,833	2,805,842	1,498,357
Impairment of Patents and Trademarks	80,163	73,532	—
Loss on Fixed Asset Disposal	183,614	—	—
Gain on Debt Extinguishment, net of Loss on Note Receivable	—	(1,305,900)	—
Inventory Reserve for Obsolescence	519,950	1,273,835	4,572,659
(Increase) Decrease in Operating Assets
Accounts Receivable	(853,547)	(289,413)	(599,577)
Inventories	(6,571,108)	(1,666,792)	(2,998,724)
Manufacturing Vendor Prepayments	(19,019)	(242,493)	512,680
Prepaid Expenses and Other Assets	(526,825)	156,537	414,997
Increase (Decrease) in Operating Liabilities
Accounts Payable	537,607	454,370	(1,605,456)
Accrued Expenses	436,276	97,136	21,819
Customer Deposits	—	—	(152,362)
Unearned Revenue	(13,355)	(101,311)	(69,263)
Income and Other Taxes	10,589	90,966	(15,361)

Net Cash Flows Used in Operating Activities	(26,980,411)	(13,964,053)	(22,355,020)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(3,809,268)	(496,629)	(1,898,771)
Investments in Patents and Trademarks	(593,184)	(488,884)	(250,304)
Investments in Licenses, Intangible and Other Assets	(450,000)	—	(758,464)
Notes Receivable	—	—	(250,000)
Investments in Software Development	—	(500,000)	—

Net Cash Flows Used in Investing Activities	(4,852,452)	(1,485,513)	(3,157,539)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	34,715,728	14,128,527	—
Proceeds from Exercise of Stock Options	782,277	29,220	—
Proceeds from Common Stock Offering, Net	91,613,587	25,199,336	18,855,007
Preferred Dividend Settlement Payment	(10,000,000)	—	—
Employee Tax Withholdings Payment	(1,144,364)	—	—
Proceeds from Term Note	—	1,555,900

Net Cash Flows Provided from Financing Activities	115,967,228	40,912,983	18,855,007

Net Increase in Cash and Cash Equivalents	84,134,365	25,463,417	(6,657,552)
Cash and Cash Equivalents - Beginning of Period	36,069,508	10,606,091	17,263,643

Cash and Cash Equivalents - End of Period	$120,203,873	$36,069,508	$10,606,091

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,365,242	$219,051	$83,475
Non-Cash Investment in Licenses	1,294,262	272,444	—
Stock-Based Compensation Expense - Expensed less Previously Issued	(1,127,091)	148,011	93,587

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in West Henrietta, New York (a suburb of Rochester). We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. The wearable display products we produce can be used for a variety of enterprise, commercial and medical uses and applications, including AR for on-the-go users and as mobile displays and remote service support. Our products are available with varying features and are offered as monocular and binocular display systems.

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

Accounts Receivable

The Company carries its trade accounts receivable at the invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The allowance for doubtful accounts as of December 31, 2021, 2020 and 2019 was nil. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

Customer and Supplier Concentrations

One customer represented 10% of total product revenue and four customers represented 39%, 28%, 16% and 12%, respectively, of our engineering services revenue for the year ended December 31, 2021. No one customer represented more than 10% of total product revenue and two customers represented 48% and 26%, respectively, of our engineering services revenue for the year ended December 31, 2020. One customer represented 16% of total product revenue and one customer represented 100% of engineering services revenue for the year ended December 31, 2019

Three customers represented 27%, 20% and 10%, respectively, of accounts receivable at December 31, 2021. Two customers represented 21% and 14%, respectively, of accounts receivable at December 31, 2020. Three customers represented 32%, 26% and 13%, respectively, of accounts receivable at December 31, 2019.

Two third-party vendors represented 38% and 24%, respectively, of material purchases for the year ended December 31, 2021. As of December 31, 2021, the net amount due to these vendors was $504,073.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to-date as a percentage of total expected costs to complete the project less amounts invoiced, if any. As of December 31, 2021, 2020 and 2019, we had nil in accrued project revenue.

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

Revenue Recognition

The Company adopted the new guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, "Revenue from Contracts with Customers", as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is recognized as our products ship to customers, as control and ownership are transferred at this point in time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2021 and 2020, deferred revenue associated with our expected returns were immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Unearned Revenue

These amounts represent deferred revenue against our expected product sales returns for all December 2021 products sales that are subject to the Company’s 30-day money back guarantee return policy.

Cost of Product Sales

Cost of product sales includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing facility and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. Depreciation on manufacturing tools and equipment is included in Operating Expenses in our consolidated statement of operations. The cost of product sales can fluctuate significantly from period to period, depending on the product mix and volume, the level of manufacturing overhead expense and the volume of direct cost of materials.

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

Patents and Trademarks

The Company capitalizes the costs of obtaining its patents and registration of trademarks. Such costs are accumulated and capitalized during the filing periods, which can take several years to complete. Successful applications that result in the granting of a patent or trademark are then amortized over 15 years on a straight-line basis. Unsuccessful applications are written off and expensed in the fiscal period where the application is abandoned or discontinued. Ongoing maintenance and legal fees for issued patents and trademarks are expensed as incurred.

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of product sales over the estimated life of the products, which currently is estimated as three years using a straight-line basis. As of December 31, 2021, 2020 and 2019, we had $541,666, $458,333 and $100,000, respectively, of net software development costs included in Other Assets. For the years ended December 31, 2021, 2020 and 2019, there was nil in impairment of software development costs.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets

The Company at least annually assesses all of its long-lived assets for impairment and when events or circumstances indicate their carrying amounts may not be recoverable, in accordance with FASB ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For the years ended December 31, 2021 and 2020, there was an impairment charge of $80,163 and $73,532, respectively, to Patents and Trademarks and nil in 2019. For the year ended December 31, 2021, we recorded a loss on fixed asset disposal of $183,614 upon the retirement of certain tooling and manufacturing equipment assets no longer in use. No loss on fixed asset disposal charges on tooling and equipment were recorded in 2020 or 2019.

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

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2021, 2020 and 2019 was $1,263,897, $974,461 and $1,302,120, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares or convertible notes payable are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2021, 2020 and 2019, all outstanding instruments would be antidilutive. As of December 31, 2021, 2020 and 2019, there were 8,606,062, 14,872,703 and 12,858,707 common stock share equivalents, respectively, that were potentially issuable under stock options, conversion of preferred shares (excluding accrued dividends), and stock warrants that could potentially dilute basic earnings per share in the future.

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

For common stock awards, the Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares and the expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock awards and stock option grants for the years ended December 31, 2021, 2020 and 2019 was $4,047,444, $2,805,842 and $1,498,357, respectively, excluding awards under the Company’s Long-term Incentive Plan (LTIP). The Company issues new shares upon stock option exercises.

For stock options awarded under the Company's LTIP, options vest only upon the achievement of certain equity market conditions or performance-based milestones. The fair value of options granted under this program were calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method on the performance-based tranches. Stock-based compensation expense associated with the Company's LTIP for the year ended December 31, 2021 was $13,255,388 and nil for the years ended December 31, 2020 and 2019.

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

As of December 31, 2021, all of our leases are considered operating leases. Operating lease right-of-use assets and liabilities were included on our Consolidated Balance Sheets beginning January 1, 2019. The Company does not have any finance leases as of December 31, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2023 and early adoption is permitted. The Company is currently evaluating the guidance and its impact to the financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of four major product lines: Smart Glasses, OEM Product Sales, Waveguide and Display Engine Sales, and Engineering Services. The following table summarizes the revenue recognized by major product line:

	For the Years Ended December 31,
	2021	2020	2019
Revenues
Smart Glasses Sales	$12,784,600	$10,081,209	$4,893,384
OEM Product Sales	—	—	951,570
Waveguide and Display Engine Sales	—	—	152,499
Engineering Services	380,333	1,500,287	673,151

Total Revenue	$13,164,933	$11,581,496	$6,670,604

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

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point in time for Smart Glasses, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company considers shipping and handling activities performed to be fulfillment activities and not a separate performance obligation. The Company also records revenue for performance obligations relating to our Engineering Services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our Engineering Services is measured by the Company’s costs incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress toward completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

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

As of December 31, 2021 and 2020, there was no outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales:

	For the Years Ended December 31,
	2021	2020	2019
Point-in-Time	97%	87%	90%
Over Time – Input Method	3%	13%	10%

Total	100%	100%	100%

Remaining Performance Obligations

As of December 31, 2021, the Company had no outstanding performance obligations under its engineering services and waveguide development projects, as all projects were completed and delivered in 2021. In addition, the Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,	December 31,
	2021	2020

Purchased Parts and Components	$11,580,766	$5,252,709
Work-in-Process	226,126	1,381,677
Finished Goods	1,472,534	3,352,057
Less: Reserve for Obsolescence	(1,127,444)	(3,885,619)

Inventories, Net	$12,151,982	$6,100,824

In addition to its normal Reserve for Obsolescence provision, the Company reserved for (i) an additional twenty-five percent of its remaining M300XL finished goods and related accessory inventory on-hand as of December 31, 2021 and (ii) all of its Blade 1.5 excess components that will not be used in current planned builds of the Blade 1.5 and the new Blade 2.0 in 2022, due to end-of-life availability of some required components. The total reserve write-down recorded at December 31, 2021 was $519,950. The write-down and obsolescence provision for finished goods and components totaled $1,273,835 and $4,572,659 for the years ended December 31, 2020 and 2019, respectively. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

Note 4 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31,	December 31,
	2021	2020
Tooling and Manufacturing Equipment	$6,612,811	$5,494,491
Leaseholds	797,059	773,734
Computers and Purchased Software	980,561	798,881
Furniture and Equipment	2,661,346	2,134,788
	11,051,777	9,201,894
Less: Accumulated Depreciation	(5,861,339)	(6,364,492)
Fixed Assets, Net	$5,190,438	$2,837,402

Total depreciation expense for fixed assets for the years ended December 31, 2021, 2020 and 2019 was $1,306,479, $1,904,282 and $1,913,409, respectively.

Note 5 — Patents and Trademarks, Net

	December 31,	December 31,
	2021	2020
Patents and Trademarks	$2,854,521	$2,330,720
Less: Accumulated Amortization	(866,151)	(737,671)
Patents and Trademarks, Net	$1,988,370	$1,593,049

Total amortization expense for patents and trademarks for the years ended December 31, 2021, 2020 and 2019 was $145,072, $130,656 and $120,172, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $190,000. For the years ended December 31, 2021 and 2020, we recorded $80,163 and $73,532, respectively, in patent impairment charges and nil in 2019.

Note 6 — Licenses, Net

	December 31,	December 31,
	2021	2020

Licenses	$1,038,606	$493,717
Additions	1,404,750	544,889
Less: Accumulated Amortization / Expensed	(1,053,420)	(572,475)
	1,389,936	466,131
Less: Current Portion	—	(272,444)

Licenses, Net	$1,389,936	$193,687

The Company acquired two licenses in 2017. The first related to the renegotiation of an existing license at a cost of $114,967, which resulted in lower royalty rates being paid by the Company over the next 10 years. This license went into effect as of January 1, 2018. The second license was a result of the Company entering into a Technology Purchase and Royalty Agreement where it acquired all the seller’s right, title and interest in certain Transferred Intellectual Property (IP). Pursuant to the agreement, the Company paid approximately $75,702 as reimbursement of related patent application costs incurred by the seller to date, which are included in Patents and Trademarks. The Company also issued 25,000 shares of common stock, valued at $128,750, upon the original closing in October 2017 and agreed to certain further issuances of 75,000 shares based upon the achievement of certain development milestones as well as per unit royalties once the technology was commercialized for the life of the related patents. In June 2021, the Company assumed or purchased outright the obligations for ongoing royalties under the original license agreement and certain other intellectual property rights in connection with consulting services by the original seller in exchange for the issuance of 75,000 shares with an assigned market value of $18.73 per share or a total of $1,404,750. The underlying technology is not yet ready for commercialization, but the Company intends to proceed with further research and development work relating to such underlying technology.

Total amortization expense related to licenses in the years ended December 31, 2021, 2020 and 2019 was $480,945, $393,174, and $122,704, respectively.

Note 7 — Intangible Asset, Net

	December 31,	December 31,
	2021	2020

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(1,352,452)	(933,544)

Intangible Asset, Net	$147,548	$566,456

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

Total commissions expense under this agreement for the years ended December 31, 2021, 2020 and 2019 was $70,860, $243,273 and $116,469, respectively.

Total amortization expense for this intangible asset for the years ended December 31, 2021, 2020 and 2019 was $418,908, $423,544 and $408,000, respectively. Future monthly amortization expense for the next 5 months is approximately $30,000 per month.

Note 8 – Other Assets

The Company’s other assets consists of the following:

	December 31,	December 31,
	2021	2020
Private Corporation Investments	$450,000	$250,000

Software Development Costs	750,000	500,000
Less: Accumulated Amortization	(208,334)	(41,667)
Software Development Costs, Net	541,666	458,333

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	491,923	—

Total Other Assets	$1,483,589	$708,333

In the second quarter of 2018, the Company acquired, for a purchase price of $250,000, approximately a 1% ownership interest, in the form of preferred stock, in a private corporation in the low vision near eye display market. In the first quarter of 2021, the Company acquired, for a purchase price of $200,000, approximately a 3% ownership interest, in the form of preferred stock, in a private corporation developing smart glasses software for use by retailers in their stock keeping. These investments were recorded at cost as its fair value is not readily determinable. The Company has reviewed these investments and concluded that there were no indicators of impairment or unrealized gain present as of December 31, 2021.

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used on its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset will be amortized on a straight-line over its expected product life cycle of 36 months, which began on October 1, 2020. In October 2021, the Company invested $250,000 for further Android operating systems version upgrades to the CPU platform it uses on its M400 and M4000 products. This development work has not yet been completed and will ultimately be amortized once placed into service which is expected by early 2023.

Total amortization expense for capitalized software development costs for the years ended December 31, 2021, 2020 and 2019 was $240,395, $183,328 and $100,000, respectively, and are included in Cost of Sales – Products in the Consolidated Statements of Operations.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020

Accrued Wages and Related Costs	$683,044	$582,924
Accrued Professional Services	551,220	187,323
Accrued Warranty Obligations	185,044	143,898
Other Accrued Expenses	—	68,888

Total	$1,419,308	$983,033

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2021, 2020 and 2019 were as follows:

Accrued Warranty Obligations at December 31, 2018	$218,047
Reductions for Settling Warranties	(204,583)
Warranty Issued During Year	85,429
Accrued Warranty Obligations at December 31, 2019	98,893
Reductions for Settling Warranties	(193,503)
Warranty Issued During Year	238,508
Accrued Warranty Obligations at December 31, 2020	143,898
Reductions for Settling Warranties	(342,392)
Warranties Issued During Year	383,538

Accrued Warranty Obligations at December 31, 2021	$185,044

Note 10 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2021	2020	2019
Pre-Tax Income (Loss)
U.S.	$(39,906,101)	$(18,238,773)	$(26,482,033)
Outside the U.S.	(471,059)	286,601	5,663
Total Pre-Tax Income (Loss)	$(40,377,160)	$(17,952,172)	$(26,476,370)

The provision expense/(benefit) for income taxes for the years ended December 31, 2021, 2020 and 2019 was as follows:

	2021	2020	2019
U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(8,924,947)	(3,897,293)	(5,382,746)
Valuation Allowance	8,924,947	3,897,293	5,382,746
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	(341,181)	7,916	(511,672)
Valuation Allowance	341,181	(7,916)	511,672
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	(636,401)	(94,324)	(189,200)
Valuation Allowance	636,401	94,324	189,200
Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
	%	%	%
Federal Income Tax at Statutory Rate	21.0	21.0	21.0
State Tax Provision, Net of Federal Benefit	1.6	0.3	0.3
Permanent Differences	—	(0.4)	(0.1)
Forgiveness of PPP Loan	—	1.8	—
Federal Tax Credits	0.2	1.1	1.3
Stock Compensation	1.5	(2.1)	(1.9)
Foreign Tax Provision	0.6	0.3	1.9
Expiration of NOL, Credits, Charitable Contribution	(0.7)	0.1	—
Other	0.3	0.1	0.5
Effective Tax Rate	24.5	22.2	23.0
Change in Valuation Allowance	(24.5)	(22.2)	(23.0)
Net Effective Tax Rate	—	—	—

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2021	2020	2019
Deferred Tax Assets:
Net Operating Loss Carry-forwards	$36,705,377	$29,264,829	$25,678,591
Tax Credit Carry-forwards	3,924,660	3,778,001	3,535,863
Inventory Valuation Adjustment	290,713	847,441	982,160
Stock-Based Compensation	2,989,427	208,803	—
Lease Obligation Liability	240,741	323,186	446,488
Other	425,737	368,243	263,348
Total Deferred Tax Assets	44,576,655	34,790,503	30,906,450
Deferred Tax Liabilities:
Income from Foreign Operations	—	10,727	—
Lease Right of Use Asset	240,741	323,186	446,488
Other	4,057	27,262	14,335
Total Deferred Tax Liabilities	244,798	361,175	460,823
Net Deferred Tax Assets Before Valuation Allowance	$44,331,857	$34,429,328	$30,445,627
Valuation Allowance	(44,331,857)	(34,429,328)	(30,445,627)
Net Deferred Tax Assets	$—	$—	$—

As of December 31, 2021, the Company has approximately $167.1 million in US federal net operating loss (NOL) carry-forwards and $2.2 million of Japanese NOL carryforwards. The federal NOL carryforwards generated in tax years prior to 2018 will began to expire in 2022. The federal NOL carryforwards generated in tax years after 2017 have no expiration. The Company has state NOL carryforwards of approximately $6.8 million available in various jurisdictions in which it files that will begin to expire in 2034. The Company also has approximately $3.9 million of federal and state credit carry-forwards. The federal and state credit carryforwards began to expire in 2022. Utilization of the NOL and credit carryforwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the carryforwards may expire unutilized.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109), the Company has no unrecognized tax benefits.

The Company’s U.S. federal and state tax returns for the years 2018 through 2021 remain subject to examination by the respective tax authorities.

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

Note 11 — Capital Stock

Preferred stock

The Board of Directors are authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of December 31, 2021 and December 31, 2020. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil and 49,626 shares of Series A Preferred Stock issued and outstanding on December 31, 2021 and December 31, 2020, respectively.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2021 and December 31, 2020. There were 63,672,268 and 45,645,166 shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020, respectively.

On March 25, 2021, the Company entered into an underwriting agreement with BTIG, LLC for the sale of the Company’s common stock in an underwritten public offering at a public offering price of $20.50 per share. The Company closed on this public offering (including the full exercise of the over-allotment option granted to the underwriters), receiving total gross proceeds of $97,750,007 from the sale of 4,768,293 shares. The Company received net proceeds after the underwriting discount and issuance costs and expenses of $91,613,587.

Note 12 — Stock Warrants

The following table shows the various changes in warrants for the years ended:

	December 31,	December 31,	December 31,
	2021	2020	2019
Warrants Outstanding at December 31, 2020	7,276,928	6,512,516	2,233,062
Exercised During the Period	(7,276,928)	(2,882,647)	—
Issued During the Period	—	3,647,059	5,479,454
Expired During the Period	—	—	(1,200,000)

Warrants Outstanding at December 31, 2021	—	7,276,928	6,512,516

During the year ended December 31, 2021, a total of 7,276,928 warrants were exercised on a cash basis resulting in the issuance of 7,276,928 shares of common stock and proceeds of $34,715,728. During the year ended December 31, 2020, a total of 2,882,647 warrants were exercised on a cash basis resulting in the issuance of 2,882,647 shares of common stock and proceeds of $14,128,527. During the year ended December 31, 2019 there were no warrants exercised.

As of December 31, 2021, there were no outstanding warrants remaining.

Note 13 — Stock-Based Compensation

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company no longer issues any options under its prior 2009 Plan. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was approved by the Company’s stockholders to increase the number of shares available for issuance thereunder to 20% of the outstanding shares of common stock. As of December 31, 2021, the authorized shares of common stock under the 2014 Plan, as amended, were 12,734,454.

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

Options issued or outstanding under the Stock Options Plans are as follows:

	2009	2014
	Plan	Plan	Total
Outstanding as of December 31, 2019	85,498	1,298,093	1,383,591
Available for future issuance under plan	—	5,329,309	5,329,309
Total authorized by plan	85,498	6,627,402	6,712,900

Outstanding as of December 31, 2020	85,498	2,547,677	2,633,175
Available for future issuance under plan	—	6,583,033	6,583,033
Totals authorized by plan	85,498	9,130,710	9,216,208

Outstanding as of December 31, 2021	—	11,184,450	11,184,450
Available for future issuance under plan	—	1,550,004	1,550,004
Totals authorized by plan	—	12,734,454	12,734,454

The 2014 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2014 Plan and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options typically vest at a minimum rate of 25% per year over a four-year period, commencing on the date of grant.

The following table summarizes stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-term Incentive Plan (LTIP), for the years ended December 31, 2021, 2020 and 2019:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2018	1,546,521	$5.11	7.19
Granted	73,500	2.36
Exercised	—	—
Expired or Forfeited	(236,430)	6.21
Outstanding at December 31, 2019	1,383,591	$4.77	6.25
Granted	1,481,000	1.66
Exercised	(82,083)	4.67
Expired or Forfeited	(149,333)	3.68
Outstanding at December 31, 2020	2,633,175	$3.09	6.53
Granted	1,100,500	17.23
Exercised	(739,956)	3.36
Expired or Forfeited	(170,085)	8.58

Outstanding at December 31, 2021	2,823,634	$7.67	7.95

As of December 31, 2021, there were 1,069,639 options that were fully vested and exercisable at a weighted average exercise price of $5.70 per share. The weighted average remaining contractual term on the vested options is

6.58 years. The unvested balance of 1,753,995 options as of December 31, 2021 are exercisable at a weighted average exercise price of $9.62 per share. The weighted average remaining contractual term on the unvested options is 8.8 years.

As of December 31, 2020, there were 1,251,241 options that were fully vested and exercisable at a weighted average exercise price of $4.17 per share. The weighted average remaining contractual term on the vested options is 4.58 years. The unvested balance of 1,381,934 options as of December 31, 2020 were exercisable at a weighted average exercise price of $2.16 per share. The weighted average remaining contractual term on the vested options was 9.3 years.

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

The aggregate intrinsic value of the options exercised during the year ended December 31, 2021, 2020 and 2019 was approximately $13,697,906, $869,177 and $493,500, respectively.

The aggregate intrinsic value of the options outstanding as of December 31, 2021, 2020 and 2019 was approximately $9,314,887, $16,444,695 and nil, respectively.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted, excluding LTIP, during 2021, 2020 and 2019 and their estimated value:

December 31,	2021	2020	2019
Assumptions for Black-Scholes:
Expected term in years	6.1 to 6.5	6.2 to 6.6	6.2 to 6.3
Expected Volatility	82.8% to 86.0%	73.3% to 76.8%	79.4% to 89.4%
Risk-free interest rate	0.96% to 1.25%	0.41% to 0.55%	1.63% to 1.68%
Expected annual dividends	None	None	None
Value of options granted:
Number of options granted	1,100,500	1,481,000	73,500
Weighted average fair value per share	$12.40	$1.08	$1.71
Fair value of options granted	$13,642,976	$1,602,267	$125,814

Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur.

Unrecognized stock-based compensation expense was $9,355,603 as of December 31, 2021, relating to a total of 1,753,995 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 3.2 years.

During the year ended December 31, 2021, the Company issued 68,047 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2021 to June 2022 and for the onboarding of the 3 new directors. The fair market value on the date of award of the stock issued was $16.90, resulting in an aggregate fair value of approximately $1,150,000. The unamortized portion is included in Prepaid Expenses and Other Assets on our consolidated balance sheet. The fair market value of these awards is expensed over twelve (12) months for 59,170 shares and twenty-four (24) months for 8,877 shares beginning on July 1, 2021.

During the year ended December 31, 2021, the Company awarded 300,000 shares of restricted common stock to the new managing director of its newly established Vuzix Custom Solutions (VCS) business unit, also formerly referred to as Integrated Solutions Business Unit. This equity award was granted pursuant to Nasdaq Listing Rule 5635(c)(4) inducement grant exception as a component of Mr. Spiliotis’s employment compensation and was granted as an inducement material to his acceptance of employment with Vuzix. These restricted shares are subject to vesting, including 50,000 shares that may be earned over 3 years based upon continued employment with the Company, and 250,000 shares that are being held in escrow, and which may be earned upon achievement of revenue and EBITDA operational milestones for VCS within specified periods of time over 5 years. Any such milestone shares will be cancelled if not earned within the appropriate milestone time period. The fair market value on the date of award of the restricted stock issued was $15.58, resulting in an aggregate fair value of approximately $4,674,000, of which, $779,000 has been recorded in short-term and long-term Prepaid Expenses and Other Assets associated with the time vesting option, to be amortized over 36 months beginning October 1, 2021. The balance of shares held in escrow related to the performance-based milestones, representing a fair market value of $3,895,000, is not being amortized until such time as the performance milestones are considered probable to be achieved or have been achieved in accordance with ASC 718.

For the years ended December 31, 2021, 2020 and 2019, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $4,047,444, $2,805,842, and $1,498,357, respectively.

Note 14 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the year ended December 31, 2021, the Company recorded non-cash stock-based compensation expense of $13,255,388 for options that vested or are probable to vest. There was no stock-based compensation expense related to the Company’s LTIP in the year ended December 31, 2020 and 2019.

The fair value of option grants was calculated using a Monte Carlo simulation on the equity market capitalization tranches and the Black-Scholes-Merton option pricing method on the operational milestone tranches. As of December 31, 2021, we had $28,340,458 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to 6 years. The probabilities of the milestone achievements are subject to catch-adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leave the Company prior to the expiration of the option life for market capitalization milestone or performance ward vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of December 31, 2021, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The following summary table shows the assumptions used to compute the fair value of the equity market capitalization awards and their estimated value:

December 31, 2021
Assumptions for Monte Carlo:
Expected term in years	1.4 to 5.2
Volatility	70.58%
Risk-free interest rate	0.07 % to 1.28%
Expected annual dividends	None
Value of options granted:
Number of options granted	3,079,500
Weighted average fair value per share	$10.92
Fair value of options granted	$33,623,423

The following summary table shows the assumptions used to compute the fair value of the performance-based awards and their estimated value:

December 31, 2021
Assumptions for Black-Scholes:
Expected term in years	6.0 to 10.0
Expected Volatility	84.67 % to 116.39%
Risk-free interest rate	1.03 % to 1.63%
Expected annual dividends	None
Value of options granted:
Number of options granted	2,704,500
Weighted average fair value per share	$15.54
Fair value of options granted	$42,040,151

During the fourth quarter of 2021, the Company reviewed its estimate for future expenses related to its Long-Term Incentive Plan for the potential achievement of market capitalization awards, which resulted in increased fair market values on this portion of the new LTIP, first put into place in March 2021. As a result, the total fair market value under of the market capitalization awards at that time of grant increased to approximately $33.6 million from $12.1 million as of March 31, 2021. This change was a result of management’s determination that the initial fair market value model’s inputs that were utilized were ultimately considered unacceptable according to U.S. GAAP guidance and as a result were revised by management and subsequently updated in its current model for determining the fair market of these market capitalization awards. This error correction was made in the fourth quarter of 2021.

The effect of these changes on actual stock-based compensation expense including in 2021 unaudited quarterly operating expenses was as follows:

	Q1-2021	Q2-2021	Q3-2021	Q4-2021
Additional Paid-in Capital	Increase of $2,512,007	Increase of $466,015	Increase of $2,541,482	Decrease of $5,519,504
Research and Development Expense	Increase of $125,391	Increase of $23,262	Increase of $126,863	Decrease of $275,516
Sales and Marketing	Increase of $62,696	Increase of $11,631	Increase of $63,431	Decrease of $137,758
General and Administrative	Increase of $2,323,920	Increase of $431,122	Increase of $2,351,188	Decrease of $5,106,230
Net Loss	Increase of $2,512,007	Increase of $466,015	Increase of $2,541,482	Decrease of $5,519,504
Loss per Share	Increase of $0.05	Increase of $0.01	Increase of $0.04	Decrease of $0.10

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of December 31, 2021, there are 2,704,500 options unvested for the achievement of Equity Market Capitalization targets, 1,893,150 unvested options for the achievement of annual Revenue targets, and 811,350 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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
5,409,000

Note 15 — Right-of-Use Assets and Liabilities

The Company has signed lease agreements, with the largest being for its office and manufacturing facility in the West Henrietta, New York area under an operating lease that commenced October 3, 2015 and was set to expire on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. On June 25, 2020, the Company exercised the first of two renewal terms, extending our current lease term to January 31, 2024. Operating lease costs under the operating leases totaled $630,085, $559,975 and $572,767 for the years ended December 31, 2021, 2020 and 2019, respectively.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance charges in the annual rental payments. Short-term leases are leases having a term of twelve (12) months or less. The Company recognizes short-term leases on an as incurred basis and does not record a related lease asset or liability for such leases.

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of December 31, 2021, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 2.1 years.

Future lease payments under operating leases as of December 31, 2021 were as follows:

2022	$559,916
2023	546,916
2024	45,576
Total Future Lease Payments	1,152,408
Less: Imputed Interest	(35,386)
Total Lease Liability Balance	$1,117,022

Note 16 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2021, 2020 and 2019 totaled $280,660, $148,131 and $142,414, respectively.

Note 17 — Litigation

We are not currently involved in any actual or pending material legal proceedings or litigation, and we are not aware of any such proceedings contemplated by or against us or our property.

Note 18 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2021		2020		2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$5,003	38%	$4,531	40%	$2,781	42%
Europe	4,683	36%	3,290	28%	2,058	31%
Asia-Pacific	2,960	22%	3,383	29%	1,656	25%
Others	519	4%	377	3%	176	2%
Total Revenues	$13,165	100%	$11,581	100%	$6,671	100%

By Country:

	Fiscal Year
	2021		2020		2019
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$4,767	36%	$4,364	38%	$2,673	40%
Japan	2,078	16%	2,502	22%	873	13%
China	205	2%	68	1%	972	15%
Germany	322	2%	378	3%	769	12%
Others	5,793	44%	4,269	36%	1,384	20%
Total Revenues	$13,165	100%	$11,581	100%	$6,671	100%

The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 19 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2021
	December 31,	September 30,	June 30,	March 31,
Revenue	$3,314	$3,019	$2,917	$3,915
Gross profit	209	583	579	1,080
Net loss	(11,494)	(10,487)	(9,245)	(9,151)
Net loss per share, basic and diluted	(0.17)	(0.17)	(0.15)	(0.17)
Net loss attributable to common stockholders	(11,494)	(10,487)	(9,245)	(9,151)

Refer to Note 14 for adjusted quarterly amounts.

	Fiscal Year 2020
	December 31,	September 30,	June 30,	March 31,
Revenue	$4,233	$2,779	$3,037	$1,532
Gross profit	703	348	796	81
Net loss	(3,590)	(4,761)	(4,239)	(5,362)
Net loss per share, basic and diluted	(0.09)	(0.13)	(0.13)	(0.18)
Net loss attributable to common stockholders	(4,120)	(5,281)	(4,746)	(5,861)

	Fiscal Year 2019
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,953	$1,159	$2,186	$1,373
Gross profit (loss)	(4,369)	(231)	152	40
Net loss	(9,583)	(5,477)	(5,056)	(6,360)
Net loss per share, basic and diluted	(0.31)	(0.18)	(0.20)	(0.25)
Net loss attributable to common stockholders	(10,081)	(5,967)	(5,534)	(6,826)

VUZIX CORPORATION

Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at
	Beginning of	Charged to				Balance at End
Description	Period	Expenses		Deductions		of Period
For the Year Ended December 31, 2019
Allowances deducted from assets
Doubtful Accounts	$7	$(7)	(a)	$—		$—
Inventory	364	4,573		(149)		4,788
Total allowances deducted from assets	$371	$4,566		$(149)		$4,788
For the Year Ended December 31, 2020
Allowances deducted from assets
Doubtful Accounts	$—	$—		$—		$—
Inventory	4,788	1,274		(2,176)	(b)	3,886
Total allowances deducted from assets	$4,788	$1,274		$(2,176)		$3,886
For the Year Ended December 31, 2021
Allowances deducted from assets
Doubtful Accounts	$—	$—		$—		$—
Inventory	3,886	520		(3,279)	(c)	1,127
Total allowances deducted from assets	$3,886	$520		$(3,279)		$1,127

(a)	Recovery of amounts previously written off.
(b)	Deductions in 2020 primarily related to the disposal of raw components related to the discontinuance of production of our original M300, all of which was fully provisioned for as of December 31, 2019.
(c)	Deductions in 2021 primarily related to the disposal of finished goods related to the discontinuance of sales and marketing activities related to our M300 series products, which had been previously provisioned for.

Exhibit Index

*
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(12)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
4.1 (10)	Description of the Registrant’s Securities
10.1(5)**	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul Travers
10.3(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.9 (11) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
14.1(8)	Code of Ethics
21.1(9)	Subsidiaries
23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Section 1350 CEO Certification
32.2***	Section 1350 CFO Certification
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

†       Confidential treatment granted as to certain portion

*       Filed herewith.

**     Indicates management contract or compensatory arrangement.

***   Furnished herewith.

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.
(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.
(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.

(9)	Filed as exhibit to S-1 filed December 21, 2012 and incorporated herein by reference.
(10)	Filed as exhibit to Form 10-K filed March 16, 2020 and incorporated herein by reference.
(11)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.
(12)	Filed as exhibit to Form 8-K filed April 30, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	March 2, 2022
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	March 2, 2022
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Edward Kay	Director	March 2, 2022
Edward Kay
/s/ Timothy Harned	Director	March 2, 2022
Timothy Harned
/s/ Azita Arvani	Director	March 2, 2022
Azita Arvani

/s/ Emily Nagle Green	Director	March 2, 2022
Emily Nagle Green

/s/ Raj Rajgopal	Director	March 2, 2022
Raj Rajgopal