Form 10-Q
period 2022-03-31
Vuzix Corp
filed 2022-05-10
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

As of May 10, 2022, there were 63,667,941 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$113,329,734	$120,203,873
Accounts Receivable	1,551,654	2,242,429
Inventories, Net	12,559,066	12,151,982
Manufacturing Vendor Prepayments	586,564	504,051
Prepaid Expenses and Other Assets	1,470,415	2,047,819

Total Current Assets	129,497,433	137,150,154

Long-Term Assets
Fixed Assets, Net	5,042,421	5,190,438
Operating Lease Right-of-Use Asset	968,269	1,117,022
Patents and Trademarks, Net	2,020,099	1,988,370
Licenses, Net	1,333,236	1,389,936
Intangible Asset, Net	42,821	147,548
Other Assets, Net	1,445,897	1,483,589

Total Assets	$140,350,176	$148,467,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,223,741	$2,054,762
Unearned Revenue	29,623	27,797
Accrued Expenses	1,127,021	1,419,308
Income and Other Taxes Payable	45,692	120,242
Operating Lease Right-of-Use Liability	514,204	534,146

Total Current Liabilities	2,940,281	4,156,255

Long-Term Liabilities
Operating Lease Right-of-Use Liability	454,065	582,876

Total Liabilities	3,394,346	4,739,131

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 Shares Authorized; 63,704,626 shares issued and 63,667,941 shares outstanding as of March 31, 2022 and 63,672,268 shares issued and outstanding as of December 31, 2021.	63,705	63,672
Additional Paid-in Capital	350,721,326	346,736,397
Accumulated Deficit	(213,578,144)	(203,072,143)
Treasury Stock, at cost, 36,685 shares as of March 31, 2022 and 0 shares as of December 31, 2021	(251,057)	—

Total Stockholders' Equity	136,955,830	143,727,926

Total Liabilities and Stockholders' Equity	$140,350,176	$148,467,057

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2022	—	$—	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	—	—	—	—	3,955,738	—	—	—	3,955,738
Stock Option Exercises	—	—	32,358	33	29,191	—	—	—	29,224
Purchases of Treasury Stock	—	—	—	—	—	—	(36,685)	(251,057)	(251,057)
Net Loss	—	—	—	—	—	(10,506,001)	—	—	(10,506,001)
Balance - March 31, 2022	—	$—	63,704,626	$63,705	$350,721,326	$(213,578,144)	(36,685)	$(251,057)	$136,955,830

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2021	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	—	$—	$48,303,185
Stock-Based Compensation Expense	—	—	—	—	2,047,378	—	—	—	2,047,378
Stock Option Exercises	—	—	230,968	231	196,597	—	—	—	196,828
Stock Warrant Exercises	—	—	7,241,028	7,241	34,561,297	—	—	—	34,568,538
Proceeds from Common Stock Offerings	—	—	4,146,342	4,146	84,995,865	—	—	—	85,000,011
Direct Costs of Common Stock Offerings	—	—	—	—	(5,396,139)	—	—	—	(5,396,139)
Shared Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,283)	—	—	—	(1,144,366)
Preferred Stock Converted & Preferred Dividend Settlement	(49,626)	(50)	4,962,600	4,962	(10,004,912)	—	—	—	(10,000,000)
Net Loss (as Restated)	—	—	—	—	—	(9,151,370)	—	—	(9,151,370)
Balance - March 31, 2021 (as Restated)	—	$—	62,142,940	$62,142	$316,208,276	$(171,846,353)	—	$—	$144,424,065

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
		(as Restated)
	2022	2021
Sales:
Sales of Products	$2,503,051	$3,805,170
Sales of Engineering Services	—	110,219

Total Sales	2,503,051	3,915,389

Cost of Sales:
Cost of Sales - Products Sold	1,863,697	2,819,971
Cost of Sales - Engineering Services	—	15,827

Total Cost of Sales	1,863,697	2,835,798

Gross Profit (exclusive of depreciation shown separately below)	639,354	1,079,591

Operating Expenses:
Research and Development	3,103,444	2,205,318
Selling and Marketing	2,023,435	1,303,430
General and Administrative	5,453,833	6,027,757
Depreciation and Amortization	422,931	517,412
Loss on Fixed Asset Disposal	—	83,908
Impairment of Patents and Trademarks	49,603	27,731

Total Operating Expenses	11,053,246	10,165,556

Loss From Operations	(10,413,892)	(9,085,965)

Other Income (Expense):
Investment Income	6,280	7,838
Income and Other Taxes	(47,632)	(19,725)
Foreign Exchange Loss	(50,757)	(53,518)

Total Other Expense, Net	(92,109)	(65,405)

Loss Before Provision for Income Taxes	(10,506,001)	(9,151,370)
Provision for Income Taxes	—	—

Net Loss	(10,506,001)	(9,151,370)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.17)
Weighted-average Shares Outstanding - Basic and Diluted	63,695,127	54,141,761

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
		(as Restated)
	2022	2021

Cash Flows from Operating Activities
Net Loss	$(10,506,001)	$(9,151,370)
Non-Cash Adjustments
Depreciation and Amortization	422,931	517,412
Amortization of Software Development Costs and Prepaid Licenses in Cost of Sales - Products	60,099	60,099
Stock-Based Compensation	4,319,748	4,618,213
Impairment of Patents and Trademarks	49,603	27,731
Loss on Fixed Asset Disposal	—	83,908
(Increase) Decrease in Operating Assets
Accounts Receivable	690,775	91,973
Revenues in Excess of Billings	—	(40,856)
Inventories	(407,084)	(857,695)
Manufacturing Vendor Prepayments	(82,513)	(1,785,763)
Prepaid Expenses and Other Assets	213,394	142,685
Increase (Decrease) in Operating Liabilities
Accounts Payable	(831,021)	(191,028)
Accrued Expenses	(292,286)	646,048
Unearned Revenue	1,825	(17,698)
Income and Other Taxes	(74,549)	(65,288)

Net Cash Flows Used in Operating Activities	(6,435,079)	(5,921,629)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(57,758)	(314,981)
Investments in Patents and Trademarks	(34,469)	(135,674)
Investments in Licenses, Intangible and Other Assets	(125,000)	(200,000)

Net Cash Flows Used in Investing Activities	(217,227)	(650,655)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	34,568,538
Proceeds from Exercise of Stock Options	29,224	196,828
Proceeds from Common Stock Offering, Net	—	79,603,872
Purchases of Treasury Stock	(251,057)	—
Preferred Dividend Settlement Payment	—	(10,000,000)
Employee Tax Withholdings Payment	—	(1,144,366)

Net Cash Flows (Used in) Provided from Financing Activities	(221,833)	103,224,872

Net (Decrease) Increase in Cash and Cash Equivalents	(6,874,139)	96,652,588
Cash and Cash Equivalents - Beginning of Period	120,203,873	36,069,508

Cash and Cash Equivalents - End of Period	$113,329,734	$132,722,096

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,001,232	$160,222
Stock-Based Compensation Expense - Expensed less Previously Issued	364,010	58,828

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three months ended March 31, 2022 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of December 31, 2021, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2022.

Restatement

As described in additional detail in Note 14 to the financial statements included in its 2021 Form 10-K, the Company restated its previous unaudited quarterly results in the Form 10-K for the year ended December 31, 2021. Previously filed 2021 quarterly reports on Form 10-Q for the periods affected by the restatement were not amended. See Note 14, Long-Term Incentive Plan and Note 19, Quarterly Financial Information (Unaudited) of the Notes to the consolidated financial statements in the 2021 Form 10-K for the impact of these adjustments on each of the quarterly periods in fiscal year 2021.

The effect of these changes on non-cash stock-based compensation expense included in 2021 unaudited quarterly operating results was as follows:

Q1-2021
Additional Paid-in Capital	Increase of $2,512,007
Research and Development Expense	Increase of $125,391
Sales and Marketing	Increase of $62,696
General and Administrative	Increase of $2,323,920
Net Loss	Increase of $2,512,007
Loss per Share	Increase of $0.05

Customer Concentrations

For the three months ended March 31, 2022, one customer represented 11% of total product revenue. For the three months ended March 31, 2021, one customer represented 11% of total product revenue and one customer represented 100% of engineering services revenue.

As of March 31, 2022, three customers represented 22%, 14% and 13% of accounts receivable. As of December 31, 2021, three customers represented 27%, 20% and 10% of accounts receivable.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent reissuance of shares will be credited or charged to paid-in capital in excess of par value using the average-cost method.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended
	March 31,
	2022	2021
Revenues
Smart Glasses Sales	$2,503,051	$3,805,170
Engineering Services	—	110,219

Total Revenue	$2,503,051	$3,915,389

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

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three months ended March 31, 2022:

	% of Total Net Sales
	2022	2021
Point-in-Time	100%	97%
Over Time – Input Method	-%	3%

Total	100%	100%

Remaining Performance Obligations

As of March 31, 2022, the Company had no outstanding performance obligations for its engineering services and waveguide development projects. In addition, the Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three months ended March 31, 2022 and 2021, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2022 and 2021, there were 8,611,365 and 8,983,727 common stock share equivalents, respectively, potentially exercisable or issuable under conversion or exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	March 31,	December 31,
	2022	2021

Purchased Parts and Components	$11,461,309	$11,580,766
Work-in-Process	265,757	226,126
Finished Goods	1,959,141	1,472,534
Less: Reserve for Obsolescence	(1,127,141)	(1,127,444)

Inventories, Net	$12,559,066	$12,151,982

Note 5 – Licenses, Net

	March 31,	December 31,
	2022	2021

Licenses	$2,443,356	$1,038,606
Additions	—	1,404,750
Less: Accumulated Amortization	(1,110,120)	(1,053,420)
Licenses, Net	$1,333,236	$1,389,936

The Company acquired two licenses in 2017. The first related to the renegotiation of an existing license at a cost of $114,967, which resulted in lower royalty rates being paid by the Company over the next ten years. This license went into effect as of January 1, 2018. The second license was a result of the Company entering into a Technology Purchase and Royalty Agreement where it acquired all the seller’s right, title and interest in certain Transferred Intellectual Property (IP). Pursuant to the agreement, the Company paid approximately $75,702 as reimbursement of related patent application costs incurred by the seller to date, which are included in Patents and Trademarks. The Company also issued 25,000 shares of common stock, valued at $128,750, upon the original closing in October 2017 and agreed to certain further share issuances of 75,000 shares based upon the achievement of certain development milestones as well as per unit royalties once the technology was commercialized for the life of the related patents. In June 2021, the Company assumed or purchased outright the obligations for ongoing royalties under the original license agreement and certain other intellectual property rights in connection with consulting services by the original seller in exchange for the issuance of 75,000 shares with an assigned market value of $18.73 per share, or a total of $1,404,750. The underlying technology is not yet ready for commercialization, but the Company intends to proceed with further research and development work relating to such underlying technology.

Note 6 – Intangible Asset, Net

	March 31,	December 31,
	2022	2021

Intangible Asset	$1,500,000	$1,500,000
Less: Accumulated Amortization	(1,457,179)	(1,352,452)

Intangible Asset, Net	$42,821	$147,548

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

Total commissions expense under this agreement for the three months ended March 31, 2022 and 2021 was $25,794 and $52,655. All commissions expense related to this agreement is included in Selling and Marketing expense.

Total amortization expense for this intangible asset for the three months ended March 31, 2022 and 2021 was $104,727 and $104,727, respectively. $42,821 of remaining amortization expense will be recognized in the second quarter of 2022, as the non-compete agreement with TDG expires on June 15, 2022.

Note 7 - Other Assets

	March 31,	December 31,
	2022	2021
Private Corporation Investments (at cost)	$450,000	$450,000

Software Development Costs	750,000	500,000
Additions	125,000	250,000
Less: Accumulated Amortization	(250,000)	(208,334)
Software Development Costs, Net	625,000	541,666

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	370,897	491,923

Total Other Assets	$1,445,897	$1,483,589

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used on its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line over its expected product life cycle of 36 months, which began on October 1, 2020. In October 2021, the Company invested $250,000 and in the first quarter of 2022 the Company invested an additional $125,000 for further Android operating systems version upgrades to the CPU platform it uses on its M400 and M4000 products. This development work has not yet been completed and will ultimately be amortized once placed into service which the Company expects to occur by early 2023.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021

Accrued Wages and Related Costs	$484,980	$683,044
Accrued Professional Services	318,231	551,220
Accrued Warranty Obligations	156,192	185,044
Other Accrued Expenses	167,618	—

Total	$1,127,021	$1,419,308

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued expense at the time of sale. The Company estimates its future warranty costs based upon product-based historical performance rates and related costs to repair.

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2022 and the balance as of December 31, 2021 were as follows:

Accrued Warranty Obligations at December 31, 2021	$185,044
Reductions for Settling Warranties	(103,943)
Warranties Issued During Year	75,091

Accrued Warranty Obligations at March 31, 2022	$156,192

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of March 31, 2022 and December 31, 2021. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on March 31, 2022 and December 31, 2021, respectively.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 63,704,626 shares issued and 63,667,941 shares outstanding as of March 31, 2022 and 63,672,268 shares issued and outstanding as of December 31, 2021.

Treasury Stock

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock and  may be suspended or discontinued at any time at the Company’s sole discretion. During the three months ended March 31, 2022, the Company repurchased 36,685 shares of our common stock at an average cost of $6.84. As of March 31, 2022, 36,685 shares of our common stock were held in treasury.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-Term Incentive Plan (LTIP), for the three months ended March 31, 2022 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2021	2,823,634	$7.67
Granted	98,500	5.78
Exercised	(43,040)	3.94
Expired or Forfeited	(51,729)	8.60

Outstanding at March 31, 2022	2,827,365	$7.74

The weighted average remaining contractual term for all options as of March 31, 2022 and December 31, 2021 was 7.74 years and 7.95 years, respectively.

As of March 31, 2022, there were 1,183,727 options that were fully-vested and exercisable at a weighted average exercise price of $6.04 per share. The weighted average remaining contractual term of the vested options is 6.6 years.

As of March 31, 2022, there were 1,643,638 unvested options exercisable at a weighted average exercise price of $9.83 per share. The weighted average remaining contractual term of the unvested options is 8.6 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At March 31, 2022, the Company had $8,353,781 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 3.0 years.

For the three months ended March 31, 2022 and 2021, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $1,350,610 and $456,745, respectively.

Note 12 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended March 31, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of $2,969,138 and $4,161,468, respectively, for options that vested or are probable to vest.

The fair value of option grants was calculated using a Monte Carlo simulation on the equity market capitalization tranches and the Black-Scholes-Merton option pricing method on the operational milestone tranches. As of March 31, 2022, we had $25,371,320 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to six years. The probabilities of the milestone achievements are subject to catch-adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the expiration of the option life for market capitalization milestone or the performance awards are no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of March 31, 2022, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market capitalization and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of March 31, 2022 and December 31, 2021, there are 2,704,500 options unvested for the achievement of equity market capitalization targets, 1,893,150 unvested options for the achievement of annual revenue targets, and 811,350 unvested options for the achievement of annual EBITDA margins before non-cash charges targets.

Award Potential	Criteria Achievement Weighting
	50% of Options Available	35% of Options Available	15% of Options Available
Options Available (Subject to Vesting)	Equity Market Capitalization Target	Last Twelve Months Revenue Target	Last Twelve Months EBITDA Margin before Non-Cash Charges Target

686,000	$ 2,000,000,000	$ 25,000,000	0.0%
686,000	3,000,000,000	50,000,000	2.0%
686,000	4,000,000,000	100,000,000	4.0%
686,000	5,000,000,000	200,000,000	6.0%
586,000	6,000,000,000	300,000,000	8.0%
586,000	7,000,000,000	450,000,000	10.0%
561,000	8,000,000,000	675,000,000	12.0%
491,000	9,000,000,000	1,000,000,000	14.0%
441,000	10,000,000,000	1,500,000,000	16.0%
5,409,000

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of March 31, 2022 were as follows:

2022	$417,750
2023	546,916
2024	45,576
Total Future Lease Payments	1,010,242
Less: Imputed Interest	(41,973)
Total Lease Liability Balance	$968,269

Operating lease costs under the operating leases totaled $162,365 and $124,215 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 1.8 years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix”, “management,” “we,” “our,” and “us” refer to Vuzix Corporation.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments, valuation of stock compensation awards, achievement of equity market capitalization and probability of operational milestones being achieved under our LTIP, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our accounting policies for the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable computing devices and augmented reality wearable display devices, also referred to as head mounted displays (or HMDs), heads-up displays (HUDs) or near-eye displays, in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head-worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical markets, and, to a lesser degree, defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully integrated wearable display systems, including HMDs to commercial, industrial and defense customers. We do not offer “work for hire” services per se but rather offer our engineering services for projects that we expect could result in advancing our technology and potentially lead to long-term supply or OEM relationships.

All of the mobile displays and wearable and mobile electronics markets in which we compete, including mobile and wearable displays and electronics, have been and continue to be subject to consistent and rapid technological change, with ever greater capabilities and performance, including mobile devices with larger screen sizes and improved display resolutions as well as, in many cases, declining prices on mobile devices. As a result, we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in the design and manufacturing of micro-display projection engines, waveguides, mechanical packaging, ergonomics, and optical systems.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
			Dollar	% Increase
	2022	2021	Change	(Decrease)
		(as Restated)
Sales:
Sales of Products	$2,503,051	$3,805,170	$(1,302,119)	(34)%
Sales of Engineering Services	—	110,219	(110,219)	(100)%

Total Sales	2,503,051	3,915,389	(1,412,338)	(36)%

Cost of Sales:
Cost of Sales - Products Sold	1,863,697	2,819,971	(956,274)	(34)%
Cost of Sales - Engineering Services	—	15,827	(15,827)	(100)%

Total Cost of Sales	1,863,697	2,835,798	(972,101)	(34)%

Gross Profit (exclusive of depreciation shown separately below)	639,354	1,079,591	(440,237)	(41)%
Gross Profit %	26%	28%

Operating Expenses:
Research and Development	3,103,444	2,205,318	898,126	41%
Selling and Marketing	2,023,435	1,303,430	720,005	55%
General and Administrative	5,453,833	6,027,757	(573,924)	(10)%
Depreciation and Amortization	422,931	517,412	(94,481)	(18)%
Impairment of Patents and Trademarks	49,603	27,731	21,872	79%
Loss on Fixed Asset Disposal	—	83,908	(83,908)	(100)%

Loss from Operations	(10,413,892)	(9,085,965)	(1,327,927)	15%

Other Income (Expense):
Investment Income	6,280	7,838	(1,558)	(20)%
Income and Other Taxes	(47,632)	(19,725)	(27,907)	141%
Foreign Exchange Loss	(50,757)	(53,518)	2,761	(5)%

Total Other Expense, Net	(92,109)	(65,405)	(26,704)	41%

Net Loss	$(10,506,001)	$(9,151,370)	$(1,354,631)	15%

Sales.   There was a decrease in total sales for the three months ended March 31, 2022 compared to the same period in 2021 of $1,412,338 or 36%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2022	Total Sales	March 31, 2021	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$2,379,398	95%	$3,772,481	96%	$(1,393,083)	(37)%
Sales of Waveguides & Display Engines	108,250	4%	—	—%	108,250	N/M
Sales Freight out	15,403	1%	32,689	1%	(17,286)	(53)%
Sales of Engineering Services	—	—%	110,219	3%	(110,219)	(100)%
Total Sales	$2,503,051	100%	$3,915,389	100%	$(1,412,338)	(36)%

Sales of Smart Glasses products decreased by 37% or $1,393,083 in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Historically, product revenues in the 1st quarter of each fiscal year have been noticeably lower than that of the previous three quarters in the prior fiscal year. Product revenues of $2,503,051 in the first quarter of 2022 were significantly higher than comparable periods, with the exception of 2021, which reflected abnormally higher growth over most first quarter comparable periods.

Sales of engineering services for the three months ended March 31, 2022 were nil as compared to $110,219 in the 2021 period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	March 31, 2022	Product Sales	March 31, 2021	Product Sales	Change	(Decrease)
Product Cost of Sales	$1,215,736	49%	$1,998,514	53%	$(782,778)	(39)%
Freight Costs	208,280	8%	190,345	5%	17,935	9%
Manufacturing Overhead	396,853	16%	546,673	14%	(149,820)	(27)%
Warranty Costs	(28,852)	(1)%	(32,848)	(1)%	3,996	(12)%
Amortization of Software Development Costs	65,880	3%	64,999	2%	881	1%
Software Royalties	5,800	0%	52,288	1%	(46,488)	(89)%

Total Cost of Sales - Products	1,863,697	74%	2,819,971	74%	(956,274)	(34)%

Gross Profit - Product Sales	$639,354	26%	$985,199	26%	$(345,845)	(35)%

For the three months ended March 31, 2022, we reported an overall gross profit from product sales of $639,354 or 26% as compared to $985,199 or 26% in the same period in 2021. On a product cost of sales basis only, product direct costs were 49% of sales in the 2022 period as compared to 53% in 2021.

Manufacturing overhead costs, while decreasing by $149,820 or 27% for the three months ended March 31, 2022 over the 2021 comparable period, increased to 16% as a percentage of total product sales as compared to 14% in 2021. The decrease in the dollar amount of these overhead costs in the current period versus the prior period is primarily due to more absorption of fixed costs being allocated to inventory as a result of improved efficiencies in our manufacturing processes.

Costs for engineering services for the three months ended March 31, 2022 were nil as compared to $15,827 in 2021. There was no gross profit from engineering services for the three months ended March 31, 2022 versus $94,392 in the same period in 2021.

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

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2022	Total Sales	March 31, 2021	Total Sales	Change	(Decrease)
Research and Development	$3,103,444	124%	$2,205,318	56%	$898,126	41%

Research and development expenses for the three months ended March 31, 2022 increased by $898,126, or 41% as compared to the same period in 2021. This increase was largely due to an increase of $435,356 in external development expenses related to our Next Generation Smart Glasses (Shield); a $358,797 increase in salary and benefits expenses, of which $137,399 was related to non-cash stock-based compensation; and an increase of $52,167 in recruitment and hiring fees.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2022	Total Sales	March 31, 2021	Total Sales	Change	(Decrease)
Selling and Marketing	$2,023,435	81%	$1,303,430	33%	$720,005	55%

Selling and marketing expenses for the three months ended March 31, 2022 increased by $720,005 or 55% as compared to the same period in 2021. This increase was largely due to a $470,857 increase in salary and salary benefits related expense, of which $93,631 was related to non-cash stock-based compensation; an increase of $278,897 in trade show expenses, which was a direct result of attending tradeshows post COVID-19 lockdowns that had benn enforced in 2021; a $100,455 increase in advertising costs; an increase of $27,292 in travel related expenses; partially offset by decreases of $141,829 in website development and maintenance costs and $30,987 in commissions largely due to a reduction in commissions payable to TDG (as described in Note 6 of the financial statements) for defense related engineering services.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2022	Total Sales	March 31, 2021	Total Sales	Change	(Decrease)
General and Administrative	$5,453,833	218%	$6,027,757	154%	$(573,924)	(10)%

General and administrative expenses for the three months ended March 31, 2022 decreased by $573,924 or 10% as compared to the same period in 2021. This decrease was largely due to a $594,460 decrease in salary and benefits expenses, related primarily to non-cash stock-based compensation which was significantly higher the first quarter of 2021 due to the vesting of equity market capitalization milestones under the LTIP; a decrease of $101,388 in shareholder related expenses, a $70,111 decrease in recruitment and hiring expenses; a $31,770 decrease in regulatory filings fees; and a $30,384 decrease in legal expenses; partially offset by increases of $177,159 in audit and tax advisory fees and $118,297 in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended March 31, 2022 was $422,931 as compared to $517,412 in the same period in 2021, a decrease of $94,481. The decrease in depreciation expense is primarily due to certain fixed assets related to machinery and tooling that became fully depreciated in 2021.

Other Expense. Total other expense was $92,109 for the three months ended March 31, 2022 as compared to $65,405 in the same period in 2021, an increase of $26,704. The overall increase in other expenses was primarily the result of an increase of $27,907 in income and other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective three month periods ending March 31, 2022 and 2021.

Liquidity and Capital Resources

Capital Resources: As of March 31, 2022, we had cash and cash equivalents of $113,329,734, a decrease of $6,874,139 from $120,203,873 as of December 31, 2021.

As of March 31, 2022, we had current assets of $129,497,433 as compared to current liabilities of $2,940,319 which resulted in a positive working capital position of $126,557,114. As of December 31, 2021, we had a working capital position of $132,993,899. Our current liabilities are comprised principally of accounts payable, accrued expenses and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the three months ended:

	March 31,	March 31,
	2022	2021
Net Cash Provided by (used in)
Net Loss less Non-Cash Operating Expenses	$(5,653,620)	$(3,844,007)
Operating Activities	$(6,435,079)	$(5,921,629)
Investing Activities	(217,227)	(650,655)
Financing Activities	(221,833)	103,224,872

During the three months ended March 31, 2022, we used $6,435,042 of cash for operating activities as compared to $5,921,629 for the comparable period in 2021. For the three months ended March 31, 2022, we incurred a net loss of $10,506,001, which, after adding back non-cash operating expenses of $4,852,381, resulted in a net cash loss of $5,653,620 before changes in working capital. For the three months ended March 31, 2021, we incurred a net loss of $9,151,370, which, after adding back non-cash operating expenses of $5,307,363, resulted in a net cash loss of $3,844,007 before changes in working capital. Net changes in working capital items were $781,422 for the three months ended March 31, 2022 with the largest factor resulting from a $1,123,307 reduction in trade accounts payables and other accrued expenses, a $489,597 of investments in inventory and vendor prepayments; partially offset by decreases in accounts receivable of $690,775 and other prepaid expenses of $213,394.

During the three months ended March 31, 2022, we used $217,227 of cash for investing activities, which included $57,758 for purchases of manufacturing equipment and product mold tooling; $34,469 in patent and trademark expenditures; and a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform. For the three months ended March 31, 2021, we used a total of $650,655 in cash for investing activities.

During the three months ended March 31, 2022, we used $221,833 in net cash from financing activities, which included $251,057 of share repurchases under our Share Buyback Program that was announced on March 2, 2022; partially offset by $29,224 in proceeds from the exercise of stock options. For the three months ended March 31, 2021, we received $103,224,872 in proceeds from financing activities, primarily from sales of our equity securities.

As of March 31, 2022, the Company does not have any current or long-term debt obligations outstanding.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, and capital expenditures. We incurred a net loss for the three months ended March 31, 2022 of $10,506,001 and annual net losses of $40,377,160 (of which $17,302,833 was related to non-cash stock-based compensation, primarily due to our LTIP) in 2021 and $17,952,172 in 2020. The Company has an accumulated deficit of $213,578,144 as of March 31, 2022.

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s sole discrestion. During the three months ended March 31, 2022, the Company repurchased 36,685 shares of our common stock at an average cost of $6.84. As of March 31, 2022, 36,685 shares of our common stock were held in treasury.

Our operations are financed primarily through the net proceeds from the sale of our equity securities. As of March 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $113,329,734.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those that are described in “Risk Factors” in this report and under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality short-term corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities. We are exposed to changes in foreign currency exchange rates primarily through transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Japan and Europe. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below and disclosed on the 2021 Form 10-K.

Changes in Internal Control over Financial Reporting

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, included in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2021, our internal control over financial reporting was considered ineffective as of that date as a result of a material weakness. The material weakness that existed at that time was over the Company’s internal control over financial reporting related to the methodology utilized by the Company to calculate the fair market value of the LTIP stock options issued in March 2021 for the achievement of certain equity market capitalization milestones, and the Company’s subsequent identification and correction of an error in that calculation.

In the first quarter of 2022, we designed and, to the extent possible, implemented control improvements to remediate the material weakness stated above, which include; (i) a more robust and comprehensive review by management each period to identify unusual and non-routine transactions, (ii) a process to identify and engage resources, including third-party resources, with the technical accounting expertise needed to timely address any complex technical accounting issues that affect our consolidated financial statements, and (iii) a more robust process for the selection of third-party specialists and management review of their work.  As of March 31, 2022, not enough time has passed from the implementation of these new procedures to allow for successful control testing that would evidence that this control weakness has been fully remediated.  Management expects to show full remediation of this material weakness in 2022.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

We are not currently involved in any actual or pending legal proceeding or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property.

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from those risk factors. The risks discussed in our 2021 Annual Report could materially affect our business, financial condition and future results.

Impact of COVID-19 and Geo-political Actions

The implications of COVID-19 and Geo-political actions on our results from operations going forward remain uncertain. These have the ongoing potential to cause adverse effects to our customers, suppliers or business partners in locations that have or will experience more pronounced disruptions, which could result in a reduction to future revenue and manufacturing output as well as delays in our new product development activities. Recent increases in demand for certain chips within various technology sectors and other industries has been one of the ripple effects of the COVID-19 crisis and Geo-political actions that are causing shortages of certain chips and negatively impacting many companies’ supply chains and their ability to maintain or increase their production to meet market demands. At this time, we are operating successfully with our existing products but are seeing longer component lead times which is increasing risk in our supply chain as well as the need to carry more component inventories and make earlier purchase commitments for components, which could have an impact on future products.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – none

Purchase of Equity Securities:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased under the Company's Share Buyback Program (1)	Maximum dollar value that may yet be purchased (1)
March 1 - 31, 2022	36,685	$6.84	36,685	$24,748,906

(1)	On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s sole discretion

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

VUZIX CORPORATION

Date: May 10, 2022	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)