Form 10-Q
period 2022-06-30
Vuzix Corp
filed 2022-08-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 9, 2022, there were 63,990,955 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$100,581,795	$120,203,873
Accounts Receivable	1,563,906	2,242,429
Accrued Revenues in Excess of Billings	108,866	—
Inventories, Net	11,792,089	12,151,982
Manufacturing Vendor Prepayments	1,158,620	504,051
Prepaid Expenses and Other Assets	1,735,955	2,047,819

Total Current Assets	116,941,231	137,150,154

Long-Term Assets
Fixed Assets, Net	8,051,264	5,190,438
Operating Lease Right-of-Use Asset	837,920	1,117,022
Patents and Trademarks, Net	2,136,585	1,988,370
Technology Licenses, Net	16,089,035	1,389,936
Intangible Asset, Net	—	147,548
Other Assets, Net	1,839,047	1,483,589

Total Assets	$145,895,082	$148,467,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,321,949	$2,054,762
Unearned Revenue	40,626	27,797
Accrued Expenses	1,614,583	1,419,308
Licensing Fees Commitment	4,250,000	—
Income and Other Taxes Payable	43,856	120,242
Operating Lease Right-of-Use Liability	520,009	534,146

Total Current Liabilities	7,791,023	4,156,255

Long-Term Liabilities
Operating Lease Right-of-Use Liability	317,911	582,876
Licensing Fees Commitment	6,250,000	—

Total Long-Term Liabilities	6,567,911	582,876

Total Liabilities	14,358,934	4,739,131

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 64,025,640 shares issued and 63,988,955 shares outstanding as of June 30, 2022 and 63,672,268 shares issued and outstanding as of December 31, 2021.	64,026	63,672
Additional Paid-in Capital	355,322,990	346,736,397
Accumulated Deficit	(223,599,811)	(203,072,143)
Treasury Stock, at cost, 36,685 shares as of June 30, 2022 and 0 shares as of December 31, 2021	(251,057)	—

Total Stockholders' Equity	131,536,148	143,727,926

Total Liabilities and Stockholders' Equity	$145,895,082	$148,467,057

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2022	—	$—	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	—	—	288,650	289	8,538,153	—	—	—	8,538,441
Stock Option Exercises	—	—	64,722	65	48,440	—	—	—	48,506
Purchases of Treasury Stock	—	—	—	—	—	—	(36,685)	(251,057)	(251,057)
Net Loss	—	—	—	—	—	(20,527,668)	—	—	(20,527,668)
Balance - June 30, 2022	—	$—	64,025,640	$64,026	$355,322,990	$(223,599,811)	(36,685)	$(251,057)	$131,536,148

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2022	—	$—	63,704,626	$63,705	$350,721,326	$(213,578,143)	(36,685)	$(251,057)	$136,955,831
Stock-Based Compensation Expense	—	—	288,650	289	4,582,414	—	—	—	4,582,703
Stock Option Exercises	—	—	32,364	32	19,250	—	—	—	19,282
Net Loss	—	—	—	—	—	(10,021,668)	—	—	(10,021,668)
Balance - June 30, 2022	—	$—	64,025,640	$64,026	$355,322,990	$(223,599,811)	(36,685)	$(251,057)	$131,536,148

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2021	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	—	$—	$48,303,185
Stock-Based Compensation Expense (as Restated)	—	—	68,047	68	8,544,078	—	—	—	8,544,146
Stock Option Exercises	—	—	567,826	568	673,191	—	—	—	673,759
Stock Warrant Exercises	—	—	7,274,328	7,274	34,697,794	—	—	—	34,705,068
Proceeds from Common Stock Offering	—	—	4,768,293	4,768	97,784,270	—	—	—	97,789,038
Direct Costs of Common Stock Offering	—	—	—	—	(6,136,420)	—	—	—	(6,136,420)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,282)	—	—	—	(1,144,365)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	—	—	1,404,750
Preferred Stock Converted & Preferred Dividend Settlement	(49,626)	(50)	4,962,600	4,963	(10,004,913)	—	—	—	(10,000,000)
Net Loss (as Restated)	—	—	—	—	—	(18,396,842)	—	—	(18,396,842)
Balance - June 30, 2021 (as Restated)	—	$—	63,278,096	$63,278	$336,770,866	$(181,091,825)	—	$—	$155,742,319

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2021	—	$—	62,142,940	$62,143	$318,720,283	$(171,846,353)	—	$—	$146,936,073
Stock-Based Compensation Expense (as Restated)	—	—	68,047	68	3,984,694	—	—	—	3,984,762
Stock Option Exercises	—	—	336,858	337	476,593	—	—	—	476,930
Stock Warrant Exercises	—	—	33,300	33	136,497	—	—	—	136,530
Proceeds from Common Stock Offerings	—	—	621,951	622	12,748,752	—	—	—	12,749,374
Direct Costs of Common Stock Offerings	—	—	—	—	(700,628)	—	—	—	(700,628)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	—	—	1,404,750
Net Loss (as Restated)	—	—	—	—	—	(9,245,472)	—	—	(9,245,472)
Balance - June 30, 2021 (as Restated)	—	$—	63,278,096	$63,278	$336,770,866	$(181,091,825)	—	$—	$155,742,319

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		(as Restated)		(as Restated)
	2022	2021	2022	2021
Sales:
Sales of Products	$2,898,892	$2,833,644	$5,401,944	$6,638,814
Sales of Engineering Services	108,866	82,894	108,866	193,113

Total Sales	3,007,758	2,916,538	5,510,810	6,831,927

Cost of Sales:
Cost of Sales - Products Sold	2,522,674	2,323,324	4,386,371	5,143,295
Cost of Sales - Engineering Services	59,296	13,842	59,296	29,669

Total Cost of Sales	2,581,970	2,337,166	4,445,667	5,172,964

Gross Profit (exclusive of depreciation shown separately below)	425,788	579,372	1,065,143	1,658,963

Operating Expenses:
Research and Development	2,996,144	2,723,994	6,099,588	4,929,312
Selling and Marketing	1,850,595	1,349,189	3,914,584	2,652,619
General and Administrative	5,039,949	5,181,042	10,453,228	11,208,799
Depreciation and Amortization	540,081	501,678	963,012	1,019,090
Loss on Fixed Asset Disposal	—	—	—	83,908
Impairment of Patents and Trademarks	—	30,765	49,602	58,496

Total Operating Expenses	10,426,769	9,786,668	21,480,014	19,952,224

Loss From Operations	(10,000,981)	(9,207,296)	(20,414,871)	(18,293,261)

Other Income (Expense):
Investment Income	111,027	7,767	117,307	15,605
Income and Other Taxes	(31,326)	(12,783)	(78,959)	(32,508)
Foreign Exchange Loss	(100,388)	(33,160)	(151,145)	(86,678)

Total Other Expense, Net	(20,687)	(38,176)	(112,797)	(103,581)

Loss Before Provision for Income Taxes	(10,021,668)	(9,245,472)	(20,527,668)	(18,396,842)
Provision for Income Taxes	—	—	—	—

Net Loss	(10,021,668)	(9,245,472)	(20,527,668)	(18,396,842)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.15)	$(0.32)	$(0.31)
Weighted-average Shares Outstanding - Basic and Diluted	63,739,863	63,071,061	63,717,618	58,631,078

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
		(as Restated)
	2022	2021

Cash Flows from Operating Activities
Net Loss	$(20,527,668)	$(18,396,842)
Non-Cash Adjustments
Depreciation and Amortization	963,012	1,019,090
Amortization of Software Development Costs and Prepaid Licenses in Cost of Sales - Products	130,883	120,197
Stock-Based Compensation	8,200,774	8,661,613
Impairment of Patents and Trademarks	49,602	58,496
Loss on Fixed Asset Disposal	—	83,908
(Increase) Decrease in Operating Assets
Accounts Receivable	678,523	289,567
Accrued Revenues in Excess of Billings	(108,866)	—
Inventories	359,893	(1,783,539)
Manufacturing Vendor Prepayments	(654,569)	(2,565,073)
Prepaid Expenses and Other Assets	492,599	(522,084)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(732,813)	(92,188)
Accrued Expenses	195,276	75,055
Unearned Revenue	12,829	(27,453)
Income and Other Taxes	(76,384)	(29,450)

Net Cash Flows Used in Operating Activities	(11,016,909)	(13,108,703)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(3,504,931)	(719,164)
Investments in Patents and Trademarks	(272,686)	(214,450)
Investments in Licenses, Intangible and Other Assets	(4,625,000)	(305,158)

Net Cash Flows Used in Investing Activities	(8,402,617)	(1,238,772)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	34,705,068
Proceeds from Exercise of Stock Options	48,505	673,759
Proceeds from Common Stock Offering, Net	—	91,647,850
Purchases of Treasury Stock	(251,057)	—
Preferred Dividend Settlement Payment	—	(10,000,000)
Employee Tax Withholdings Payment	—	(1,144,365)

Net Cash Flows (Used in) Provided from Financing Activities	(202,552)	115,882,312

Net (Decrease) Increase in Cash and Cash Equivalents	(19,622,078)	101,534,837
Cash and Cash Equivalents - Beginning of Period	120,203,873	36,069,508

Cash and Cash Equivalents - End of Period	$100,581,795	$137,604,345

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,223,691	$101,517
Non-Cash Investment in Licenses	10,500,000	1,404,750
Stock-Based Compensation Expense - Expensed less Previously Issued	(337,379)	117,467

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting. The results of the Company’s operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2021, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2022.

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

The effect of these changes on non-cash stock-based compensation expense included in 2021 unaudited quarterly operating results was as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Additional Paid-in Capital	Increase of $466,015	Increase of $2,978,022
Research and Development Expense	Increase of $23,262	Increase of $148,653
Sales and Marketing	Increase of $11,631	Increase of $74,327
General and Administrative	Increase of $431,122	Increase of $2,755,042
Net Loss	Increase of $466,015	Increase of $2,978,022
Loss per Share	Increase of $0.01	Increase of $0.06

Customer Concentrations

For the three months ended June 30, 2022, one customer represented 45% of total product revenue and one customer represented 100% of engineering services revenue. For the three months ended June 30, 2021, no one customer represented more than 10% of total product revenue and one customer represented 100% of engineering services revenue.

For the six months ended June 30, 2022, one customer represented 24% of total product revenue and one customer represented 100% of engineering services revenue. For the six months ended June 30, 2021, no one customer represented more than 10% of total product revenue and two customers represented 100% of engineering services revenue.

As of June 30, 2022, three customers represented 42%, 15% and 15% of accounts receivable. As of December 31, 2021, three customers represented 27%, 20% and 10% of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Smart Glasses Sales	$2,898,892	$2,833,644	$5,401,944	$6,638,814
Engineering Services	108,866	82,894	108,866	193,113

Total Revenue	$3,007,758	$2,916,538	$5,510,810	$6,831,927

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

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point in time for Smart Glasses, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our engineering services over time by using the input method to measure the progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our engineering services is measured by the Company’s costs incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress toward completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our engineering services correlate directly with the transfer of control of the underlying assets to our customers.

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

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the six months ended June 30, 2022:

	% of Total Net Sales
	2022	2021
Point-in-Time	98%	97%
Over Time – Input Method	2%	3%

Total	100%	100%

Remaining Performance Obligations

As of June 30, 2022, the Company had $691,134 of remaining performance obligations under a current waveguide development project, which represents the remainder of the total transaction price of an $800,000 development agreement, less revenue recognized under percentage of completion to date. The Company currently expects to recognize the remaining revenue relating to this existing performance obligation of $691,134 before the end of 2022. Revenues earned less amounts invoiced at June 30, 2022 in the amount of $108,866 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheets.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options and warrants, and the conversion of convertible preferred shares. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and six months ended June 30, 2022 and 2021, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At June 30, 2022 and 2021, there were 8,528,668 and 8,584,030 common stock share equivalents, respectively, potentially exercisable or issuable under conversion or exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	June 30,	December 31,
	2022	2021

Purchased Parts and Components	$10,414,139	$11,580,766
Work-in-Process	285,481	226,126
Finished Goods	2,095,643	1,472,534
Less: Reserve for Obsolescence	(1,003,174)	(1,127,444)

Inventories, Net	$11,792,089	$12,151,982

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	June 30,	December 31,
	2022	2021
Tooling and Manufacturing Equipment	$9,930,222	$6,612,811
Leaseholds	826,329	797,059
Computers and Purchased Software	1,035,358	980,561
Furniture and Equipment	2,673,787	2,661,346
	14,465,696	11,051,777
Less: Accumulated Depreciation	(6,414,432)	(5,861,339)
Fixed Assets, Net	$8,051,264	$5,190,438

On April 27, 2022, the Company signed a purchase order for new manufacturing equipment upgrades to further our waveguide production capabilities. The purchase order totaled $2,162,481 and the Company made a down payment of $1,050,748 at that time and this deposit has been included in construction in progress in Tooling and Manufacturing Equipment until the assets are placed into service. The Company expects to take delivery of this new waveguide equipment by the end of 2022.

On May 12, 2022, the Company signed a series of agreements with Atomistic SAS, which provided for an exclusive license by the Company of key μLED technology and for the custom design of a backplane chip (the “Atomistic Agreements”), for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating exclusively to the achievement of performance milestones by Atomistic (See Note 10 – Capital Stock for further details). $15 million of these cash commitments are for the design of the backplane chip, which consists of a specific design and delivery of a mask set and other elements required for production of a silicon chip with (a) pixel driving circuitry, (b) one or more driver circuits for providing voltages and currents to μLEDs or mLasers; and (c) a controller circuit for relaying image data to the driver circuits to which the main circuit boards of a computer may be connected, and which provides connections between them; all of which is custom to the Company.

During the three months ended June 30, 2022, the Company made an additional progress payment of $1,890,000 towards this custom chip tooling asset, in addition to the $2,139,120 down payment that was made in 2021. These payments, totaling $4,029,120 are included in construction in progress in Tooling and Manufacturing Equipment until the asset is placed into service in the next 18 to 24 months. The remaining $10,970,880 commitment towards this custom backplane is expected to be paid over the same period as referenced above.

Note 6 – Technology Licenses, Net

	June 30,	December 31,
	2022	2021

Licenses	$2,443,356	$1,038,606
Additions	15,000,000	1,404,750
Less: Accumulated Amortization	(1,354,321)	(1,053,420)
Licenses, Net	$16,089,035	$1,389,936

As noted above in Note 5, on May 12, 2022, the Company signed a series of agreements with Atomistic SAS (the “Atomistic Agreements”), which provided for an exclusive license of key μLED technology and for the custom design of a backplane chip for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating exclusively to the achievement of performance milestones by Atomistic (See Note 10 – Capital Stock for further details). $15 million of these agreements are for the exclusive technology license for the existing know-how and existing developed technologies related to next generation μLEDs and micro-displays with pixelated epitaxial semiconductor material structures that emit red, green and blue wavelengths of visible light for light emitting diodes with a pixel pitch equal to or less than three microns.

As of the effective date of the Atomistic Agreements, the Company recorded an intangible technology license asset of $15,000,000 and an accrued liability (short-term and long-term), Licensing Fees Commitment, of $15,000,000. This intangible asset is to be amortized over a ten-year period, which began on May 12, 2022. During the three months ended June 30, 2022, the Company paid $4,500,000 towards this commitment and recorded a total of $187,500 in amortization relating to this intangible asset. The remaining $10,500,000 balance of this contractual obligation is to be paid over the next 18 to 24 months.

Note 7 - Other Assets

	June 30,	December 31,
	2022	2021
Private Corporation Investments (at cost)	$450,000	$450,000

Software Development Costs	750,000	500,000
Additions	125,000	250,000
Less: Accumulated Amortization	(291,667)	(208,334)
Software Development Costs, Net	583,333	541,666

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	805,714	491,923

Total Other Assets	$1,839,047	$1,483,589

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used on its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line over its expected product life cycle of thirty-six (36) months, which began on October 1, 2020. In October 2021, the Company invested $250,000 and in the first quarter of 2022 the Company invested an additional $125,000 for further Android operating systems version upgrades to the CPU platform it uses on its M400 and M4000 products. This development work, which has not yet been completed, will ultimately be amortized once placed into service which is expected to occur by early 2023.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021

Accrued Wages and Related Costs	$518,967	$683,044
Accrued Professional Services	320,807	551,220
Accrued Warranty Obligations	178,229	185,044
Other Accrued Expenses	596,580	—

Total	$1,614,583	$1,419,308

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued expense at the time of sale. The Company estimates its future warranty costs based upon product-based historical performance rates and related costs to repair. Included in Other Accrued Expenses is $331,000 for external development work related to our Next Generation Smart Glasses which was completed through June 30, 2022 but not yet invoiced.

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2022 were as follows:

Accrued Warranty Obligations at December 31, 2021	$185,044
Reductions for Settling Warranties	(168,873)
Warranties Issued During Year	162,058

Accrued Warranty Obligations at June 30, 2022	$178,229

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of June 30, 2022 and December 31, 2021. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on June 30, 2022 and December 31, 2021, respectively.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 64,025,640 shares issued and 63,988,955 shares outstanding as of June 30, 2022 and 63,672,268 shares issued and outstanding as of December 31, 2021.

In connection with the Atomistic Agreements, the Company will, upon the achievement or waiver of performance milestones contained in the Atomistic Agreements, be committed to pay $2,500,000 and to issue a minimum of 1,750,000 common shares of Vuzix to Atomistic owners/founders (as a portion of the consideration for certain shares of Atomistic) which would result in Vuzix obtaining Series A Convertible Preferred shares in Atomistic that could ultimately be converted into common shares of Atomistic, with Atomistic becoming a subsidiary of the Company, and Vuzix ultimately owning 100% of Atomistic. The share issuances by the Company may not commence any earlier than April 2023 and are expected to be issued over the next 24 months unless waived and accelerated by the Company. In the event the fair market value, which is determined based upon the trailing 10-day VWAP, of the Company’s common shares issued is between a floor of $8 and ceiling of $13, Vuzix may opt to pay any fair market value valuation shortfall with up to 1,093,750 Vuzix common shares or cash to Atomistic owners/founders. Within five years of the commencement of the Atomistic Agreements, the Company has agreed to issue up to a 15% equity bonus of the previously issued common shares to Atomistic stockholders, if; (i) the Company engages in a change of control transaction for an implied equity value of at least $3.5 billion or (ii) the Company’s market valuation exceeds $3.5 billion, if it is determined that fifty percent (50%) of such implied equity value or market capitalization is directly attributable to any technology developed by Atomistic. This could result in the issuance of an additional 262,500 to 426,563 common shares of the Company’s common stock when that valuation target is exceeded. None of these share commitments have been issued to date.

Treasury Stock

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock and  may be suspended or discontinued at any time at the Company’s sole discretion. During the six months ended June 30, 2022, the Company repurchased 36,685 shares of our common stock at an average cost of $6.84. As of June 30, 2022, 36,685 shares of our common stock were held in treasury.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 12) for the six months ended June 30, 2022 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2021	2,823,634	$7.67
Granted	117,500	5.83
Exercised	(85,452)	2.66
Expired or Forfeited	(111,014)	8.19

Outstanding at June 30, 2022	2,744,668	$7.75

The weighted average remaining contractual term for all options as of June 30, 2022 and December 31, 2021 was 7.57 years and 7.95 years, respectively.

As of June 30, 2022, there were 1,303,168 options that were fully-vested and exercisable at a weighted average exercise price of $6.36 per share. The weighted average remaining contractual term of the vested options is 6.5 years.

As of June 30, 2022, there were 1,441,500 unvested options exercisable at a weighted average exercise price of $9.73 per share. The weighted average remaining contractual term of the unvested options is 8.5 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At June 30, 2022, the Company had $7,815,902 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 2.8 years.

During the three months ended June 30, 2022, the Company issued 88,650 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2022 to June 2023. The fair market value on the date of award of the stock issued was $5.64, resulting in an aggregate fair value of approximately $500,000. The fair market value of these awards is expensed over twelve (12) months, beginning on July 1, 2022.

During the three months ended June 30, 2022, the Company issued 200,000 shares of common stock to its recently appointed Chief Operating Officer. The fair market value on the date of award of the stock issued was $5.64, resulting in an aggregate fair value of approximately $1,128,000. The fair market value of this award is expensed over a forty-two (42) month vesting period, beginning on June 15, 2022.

For the three months ended June 30, 2022 and 2021, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $1,222,733 and $1,012,094, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $2,573,343 and $1,468,838, respectively

Note 12 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended June 30, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of $2,658,294 and $2,115,476, respectively, for options that vested or are probable to vest. For the six months ended June 30, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of $5,627,432 and $7,192,775, respectively, for options that vested or are probable to vest.

The fair value of option grants was calculated using a Monte Carlo simulation on the equity market capitalization tranches and the Black-Scholes-Merton option pricing method on the operational milestone tranches. As of June 30, 2022, we had $22,713,026 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to six years. The probabilities of the milestone achievements are subject to catch-adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the expiration of the option life for market capitalization milestone or the performance awards are no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of June 30, 2022, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market capitalization and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of June 30, 2022 and December 31, 2021, there are 2,704,500 options unvested for the achievement of equity market capitalization targets, 1,893,150 unvested options for the achievement of annual revenue targets, and 811,350 unvested options for the achievement of annual EBITDA margins before non-cash charges targets.

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
5,409,000

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceedings or litigation and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of June 30, 2022 were as follows:

2022	$277,067
2023	546,916
2024	45,576
Total Future Lease Payments	869,559
Less: Imputed Interest	(31,639)
Total Lease Liability Balance	$837,920

Operating lease costs under the operating leases totaled $163,277 and $164,205 for the three months ended June 30, 2022 and 2021, respectively. Operating lease costs under the operating leases totaled $325,642 and $288,420 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 1.6 years.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our accounting policies for the three months ended June 30, 2022.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
			Dollar	% Increase
	2022	2021	Change	(Decrease)
		(as Restated)
Sales:
Sales of Products	$2,898,892	$2,833,644	$65,248	2%
Sales of Engineering Services	108,866	82,894	25,972	31%

Total Sales	3,007,758	2,916,538	91,220	3%

Cost of Sales:
Cost of Sales - Products	2,522,674	2,323,324	199,350	9%
Cost of Sales - Engineering Services	59,296	13,842	45,454	328%

Total Cost of Sales	2,581,970	2,337,166	244,804	10%

Gross Profit (exclusive of depreciation shown separately below)	425,788	579,372	(153,584)	(27)%
Gross Profit %	14%	20%

Operating Expenses:
Research and Development	2,996,144	2,723,994	272,150	10%
Selling and Marketing	1,850,595	1,349,189	501,406	37%
General and Administrative	5,039,949	5,181,042	(141,093)	(3)%
Depreciation and Amortization	540,081	501,678	38,403	8%
Impairment of Patents and Trademarks	—	30,765	(30,765)	(100)%

Loss from Operations	(10,000,981)	(9,207,296)	(793,685)	9%

Other Income (Expense):
Investment Income	111,027	7,767	103,260	1,329%
Income and Other Taxes	(31,326)	(12,783)	(18,543)	145%
Foreign Exchange Loss	(100,388)	(33,160)	(67,228)	203%

Total Other Expense, Net	(20,687)	(38,176)	17,489	(46)%

Loss Before Provision for Income Taxes	(10,021,668)	(9,245,472)	(776,196)	8%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(10,021,668)	$(9,245,472)	$(776,196)	8%

Sales.   There was an increase in total sales for the three months ended June 30, 2022 compared to the same period in 2021 of $91,220 or 3%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$2,782,006	92%	2,798,549	96%	$(16,543)	(1)%
Sales of Waveguides & Display Engines	105,000	3%	—	0%	105,000	NM
Sales Freight Out	11,886	0%	35,095	1%	(23,209)	(66)%
Sales of Engineering Services	108,866	4%	82,894	3%	25,972	31%
Total Sales	$3,007,758	100%	$2,916,538	100%	$91,220	3%

Sales of Smart Glasses products decreased by 1% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. While unit sales of smart glasses were up in the current quarter as compared to the 2021 quarter, foreign exchange reductions and higher customer volume discounts, reduced the top line revenue amount.

Sales of engineering services for the three months ended June 30, 2022 were $108,866 as compared to $82,894 in the 2021 period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	June 30, 2022	Product Sales	June 30, 2021	Product Sales	Change	(Decrease)
Product Cost of Sales	$1,807,485	62%	$1,344,381	47%	$463,104	34%
Freight Costs	165,681	6%	172,608	6%	(6,927)	(4)%
Manufacturing Overhead - Unapplied	337,751	12%	707,489	25%	(369,738)	(52)%
Warranty Costs	22,037	1%	2,974	0%	19,063	641%
Inventory Reserve for Obsolescence	120,000	4%	—	—%	120,000	NM
Amortization of Software Development Costs	65,002	2%	59,231	2%	5,771	10%
Software Royalties	4,718	0%	36,641	1%	(31,923)	(87)%

Total Cost of Sales - Products	$2,522,674	87%	$2,323,324	82%	$199,350	9%

Gross Profit - Product Sales	$376,218	13%	$510,320	18%	$(134,102)	(26)%

For the three months ended June 30, 2022, we reported an overall gross profit from product sales of $376,218 or 13% as compared to $510,320 or 18% in the same period in 2021. On a product cost of sales basis only, product direct costs were 62% of sales in the 2022 period as compared to 47% in 2021, primarily driven by: (i) a higher level of sales discounts on high volume units sales, (ii) the negative impact of foreign exchange in the 2022 period on non-US dollar denominated sales, and (iii) higher allocations of applied manufacturing overhead costs included in Product Cost of Sales.

Manufacturing overhead costs, not already added in Product Cost of Sales, decreased by $369,738 or 52% for the three months ended June 30, 2022 over the 2021 comparable period to 12% as a percentage of total product sales as compared to 25% in 2021. The decrease in the dollar amount of these overhead costs in the current period versus the prior period is primarily due to more absorption of fixed costs being allocated directly to Product Cost of Sales and inventory.

Costs for engineering services for the three months ended June 30, 2022 were $59,296 as compared to $13,842 in 2021. Gross profit from engineering services for the three months ended June 30, 2022 was $49,570 versus $69,052 in the same period in 2021.

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

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
Research and Development	$2,996,144	100%	$2,723,994	93%	$272,150	10%

Research and development expenses for the three months ended June 30, 2022 increased by $272,150 or 10%, as compared to the same period in 2021. This increase was largely due to an increase of $172,383 in external development expenses related to our Next Generation Smart Glasses (Shield); a $170,013 increase in salary and benefits expenses; and partially offset by a decrease of $68,318 in supplies and consumables.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
Selling and Marketing	$1,850,595	62%	$1,349,189	46%	$501,406	37%

Selling and marketing expenses for the three months ended June 30, 2022 increased by $501,406 or 37%, as compared to the same period in 2021. This increase was largely due to a $343,762 increase in salary and salary benefits related expense; an increase of $99,781 in travel related expenses; an increase of $73,422 in sales commissions largely due an increase in commissions payable to TDG Acquisition Company, LLC for defense related sales under our former agreement which expired on June 15, 2022; an increase of $42,927 in trade show expenses; and partially offset by a decrease of $69,657 in website development and maintenance costs.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
General and Administrative	$5,039,949	168%	$5,181,042	178%	$(141,093)	(3)%

General and administrative expenses for the three months ended June 30, 2022 decreased by $141,093 or 3%, as compared to the same period in 2021. This decrease was largely due to a decrease of $221,443 in shareholder and IR related expenses; a $102,353 decrease in recruitment and hiring expenses; and partially offset by increases of $79,838 in consulting fees, $61,541 in insurance premiums and $19,781 in travel related expenses.

Depreciation and Amortization.  Depreciation and amortization expense for the three months ended June 30, 2022 was $540,081, as compared to $501,678 in the same period in 2021, an increase of $38,403. The increase in depreciation expense is primarily due to the amortization of our technology license related to the Atomistic Agreements which began on May 12, 2022; and is mostly offset by a decrease in depreciation expense related to certain fixed assets associated with machinery and tooling that became fully depreciated in 2021.

Other Expense, Net. Total other expense was $20,687 for the three months ended June 30, 2022, as compared to $38,176 in the same period in 2021, a decrease of $17,489. The overall decrease in other expenses was primarily the result of an increase of $18,543 in income and other taxes; and an increase of $67,228 in foreign exchange losses, offset by an increase of $103,260 in investment income resulting from the recent rise in interest rates.

Provision for Income Taxes. There was not a provision for income taxes in the respective three month periods ending June 30, 2022 and 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
			Dollar	% Increase
	2022	2021	Change	(Decrease)
		(as Restated)
Sales:
Sales of Products	$5,401,944	$6,638,814	$(1,236,870)	(19)%
Sales of Engineering Services	108,866	193,113	(84,247)	(44)%

Total Sales	5,510,810	6,831,927	(1,321,117)	(19)%

Cost of Sales:
Cost of Sales - Products Sold	4,386,371	5,143,295	(756,924)	(15)%
Cost of Sales - Engineering Services	59,296	29,669	29,627	100%

Total Cost of Sales	4,445,667	5,172,964	(727,297)	(14)%

Gross Profit (exclusive of depreciation shown separately below)	1,065,143	1,658,963	(593,820)	(36)%
Gross Profit %	19%	24%

Operating Expenses:
Research and Development	6,099,588	4,929,312	1,170,276	24%
Selling and Marketing	3,914,584	2,652,619	1,261,965	48%
General and Administrative	10,453,228	11,208,799	(755,571)	(7)%
Depreciation and Amortization	963,012	1,019,090	(56,078)	(6)%
Impairment of Patents and Trademarks	49,602	58,496	(8,894)	(15)%
Loss on Fixed Asset Disposal	—	83,908	(83,908)	(100)%

Loss from Operations	(20,414,871)	(18,293,261)	(2,121,610)	12%

Other Income (Expense):
Investment Income	117,307	15,605	101,702	652%
Income and Other Taxes	(78,959)	(32,508)	(46,451)	143%
Foreign Exchange Loss	(151,145)	(86,678)	(64,467)	74%

Total Other Expense, Net	(112,797)	(103,581)	(9,216)	9%

Net Loss	$(20,527,668)	$(18,396,842)	$(2,130,826)	12%

Sales.   There was a decrease in total sales for the six months ended June 30, 2022 compared to the same period in 2021 of $1,321,117 or 19%. The following table reflects the major components of our sales:

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$5,161,405	94%	$6,571,030	96%	$(1,409,625)	(21)%
Sales of Waveguides & Display Engines	213,250	4%	—	—%	213,250	N/M
Sales Freight Out	27,289	0%	67,784	1%	(40,495)	(60)%
Sales of Engineering Services	108,866	2%	193,113	3%	(84,247)	(44)%
Total Sales	$5,510,810	100%	$6,831,927	100%	$(1,321,117)	(19)%

Sales of Smart Glasses products decreased by 21% or $1,409,625 in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Sales of engineering services for the six months ended June 30, 2022 were $108,866, as compared to $193,113 in the same period of 2021.

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

	Six Months Ended	As % Related	Six Months Ended	As % Related	Dollar	% Increase
	June 30, 2022	Product Sales	June 30, 2021	Product Sales	Change	(Decrease)
Product Cost of Sales	$3,023,220	56%	$3,342,895	50%	$(319,675)	(10)%
Freight Costs	373,962	7%	362,953	5%	11,009	3%
Manufacturing Overhead - Unapplied	734,604	14%	1,254,162	19%	(519,558)	(41)%
Warranty Costs	(6,815)	(0)%	(29,874)	(0)%	23,059	(77)%
Inventory Reserve for Obsolescence	120,000	2%	-	—%	120,000	NM
Amortization of Software Development Costs	130,883	2%	124,230	2%	6,653	5%
Software Royalties	10,517	0%	88,929	1%	(78,412)	(88)%

Total Cost of Sales - Products	4,386,371	81%	5,143,295	77%	(756,924)	(15)%

Gross Profit - Product Sales	$1,015,573	19%	$1,495,519	23%	$(479,946)	(32)%

For the six months ended June 30, 2022, we reported an overall gross profit from product sales of $1,015,573 or 19% as compared to $1,495,519 or 23% in the same period in 2021. On a product cost of sales basis only, product direct costs were 56% of sales in the 2022 period as compared to 50% in 2021, primarily driven by: (i) a higher level of sales discounts on high-volume unit sales, (ii) the negative impact of foreign exchange in the 2022 period on non-US dollar denominated sales, and (iii) higher allocations of applied manufacturing overheads costs included in Product Cost of Sales.

Manufacturing overhead costs, not already applied and added into Product Cost of Sales, decreased by $519,558 or 41% for the six months ended June 30, 2022 over the 2021 comparable period to 14% as a percentage of total product sales as compared to 19% in 2021. The decrease in the dollar amount of these overhead costs in the current period versus the prior period is primarily due to more absorption of fixed costs being allocated directly to Product Cost of Sales and to inventory.

Costs for engineering services for the six months ended June 30, 2022 were $59,296, as compared to $29,669 in 2021. Gross profit from engineering services for the six months ended June 30, 2022 was $49,570 versus $163,444 in the same period in 2021.

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

			(as Restated)
	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
Research and Development	$6,099,588	111%	$4,929,312	72%	$1,170,276	24%

Research and development expenses for the six months ended June 30, 2022 increased by $1,170,276 or 24%, as compared to the same period in 2021. This increase was largely due to an increase of $607,980 in external development expenses related to our Next Generation Smart Glasses (Shield); a $505,548 increase in salary and benefits expenses; an increase of $78,920 in technology licensing fees; and an increase of $78,800 in recruitment and hiring fees; and partially offset by a decrease of $100,556 in supplies and consumables expense.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

			(as Restated)
	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
Selling and Marketing	$3,914,584	71%	$2,652,619	39%	$1,261,965	48%

Selling and marketing expenses for the six months ended June 30, 2022 increased by $1,261,965 or 48%, as compared to the same period in 2021. This increase was largely due to a $819,327 increase in salary and salary benefits related expense; a $304,988 increase in advertising costs; an increase of $147,031 in travel related expenses; an increase of $101,657 in trade show expenses; and an increase of $56,627 in commissions expenses largely due to an increase in commissions payable to TDG for defense related sales; and partially offset by a decrease of $191,195 in website development and maintenance costs.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

			(as Restated)
	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2022	Total Sales	June 30, 2021	Total Sales	Change	(Decrease)
General and Administrative	$10,453,228	190%	$11,208,799	164%	$(755,571)	(7)%

General and administrative expenses for the six months ended June 30, 2022 decreased by $755,571 or 7%, as compared to the same period in 2021. This decrease was largely due to a $601,973 decrease in salary and benefits expenses, related primarily to non-cash stock-based compensation which was significantly higher in the first quarter of 2021 due to the vesting of an achieved equity market capitalization milestone under the LTIP; a decrease of $322,831 in shareholder and IR related expenses, a $172,054 decrease in recruitment and hiring expenses; and a $36,221 decrease in legal expenses; and partially offset by increases of $179,838 in insurance premiums, $158,079 in audit and tax advisory fees and $39,781 in travel related expenses.

Depreciation and Amortization.  Depreciation and amortization expense for the six months ended June 30, 2022 was $963,012 as compared to $1,019,090 in the same period in 2021, a decrease of $56,078. The decrease in depreciation expense was primarily related to certain fixed assets associated with machinery and tooling that became fully depreciated in 2021.

Other Expense. Total other expense was $112,797 for the six months ended June 30, 2022 as compared to $103,581 in the same period in 2021, an increase of $9,216. The overall increase in other expenses was primarily the result of an increase of $46,451 in income and other taxes; and an increase of $64,467 in foreign exchange losses, offset by an increase of $101,702 in investment income due to the recent rise in interest rates.

Provision for Income Taxes. There was not a provision for income taxes in the respective six month periods ending June 30, 2022 and 2021.

Liquidity and Capital Resources

Capital Resources: As of June 30, 2022, we had cash and cash equivalents of $100,581,795, a decrease of $19,622,078 from $120,203,873 as of December 31, 2021.

As of June 30, 2022, we had current assets of $116,941,231 as compared to current liabilities of $7,791,023 which resulted in a positive working capital position of $109,150,208. As of December 31, 2021, we had a working capital position of $132,993,899. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the six months ended:

	June 30,	(as Restated) June 30,
	2022	2021
Net Cash Provided by (used in)
Net Loss less Non-Cash Operating Expenses	$(11,183,397)	$(8,453,538)
Operating Activities	(11,016,909)	(13,108,703)
Investing Activities	(8,402,617)	(1,238,772)
Financing Activities	(202,552)	115,882,312

During the six months ended June 30, 2022, we used $11,016,909 of cash for operating activities as compared to $13,108,703 for the comparable period in 2021. For the six months ended June 30, 2022, we incurred a net loss of $20,527,668, which, after adding back non-cash operating expenses of $9,344,271, resulted in a net cash loss of $11,183,397 before changes in working capital. For the six months ended June 30, 2021, we incurred a net loss of $18,396,842, which, after adding back non-cash operating expenses of $9,943,304, resulted in a net cash loss of $8,453,538 before changes in working capital. Net changes in working capital items were $166,489 for the six months ended June 30, 2022, with the largest factor resulting from a $537,537 increase in trade accounts payables and other accrued expenses, a decrease of $294,676 in investments of inventory and vendor prepayments; and partially offset by decreases in accounts receivable and revenues in excess of billings of $569,657 and other prepaid expenses of $492,599.

During the six months ended June 30, 2022, we used $8,402,617 of cash for investing activities, which included $4,500,000 in payments made towards our $15,000,000 technology license fee commitment (as discussed in Note 6), $3,504,931 for purchases of manufacturing equipment, product mold tooling, and backplane chip design and tooling fees; $272,686 in patent and trademark expenditures; and a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform. For the six months ended June 30, 2021, we used a total of $1,238,772 in cash for investing activities.

During the six months ended June 30, 2022, we used $202,552 in net cash from financing activities, which included $251,057 for share repurchases under our Share Buyback Program that was announced on March 2, 2022; and

partially offset by $48,505 in proceeds from the exercise of stock options. For the six months ended June 30, 2021, we received $115,882,312 in proceeds from financing activities, primarily from sales of our equity securities.

As of June 30, 2022, the Company does not have any current or long-term debt obligations outstanding other than Licensing Fee Commitments totaling $10,500,000 related to the Atomistic Agreements described in Note 6 of the consolidated financial statements. The Company also has contractual investment commitments for a backplane chip design under the Atomistic Agreements, as further described in Note 5 of the consolidated financial statements, which total approximately $11,000,000 and are expected to be funded to Atomistic over the next 18 to 24 months

Additionally in connection with the Atomistic Agreements, the Company entered a Stock Purchase Agreement with the two founder/owners (“Founders”) of Atomistic under which Vuzix will buy Series B Convertible Preferred shares in Atomistic through the issuance of Vuzix common shares based on the achievement of certain Milestone as defined in the Share Purchase Agreement. There are a total of six Milestone Series B Preferred purchases payable in Vuzix common shares expected to be achieved over the next twenty-four (24) months and one Milestone Series B Preferred purchase payable in cash of $2,500,000 along with the issuance of Vuzix common shares, to take place on the eleventh month anniversary of the Closing of this transaction. These share issuances by Vuzix are subject to a valuation floor and ceiling of $8 and $13 per share of Vuzix’ common stock, which is determined based upon the trailing 10-day VWAP, at the time when the Atomistic Series B preferred shares are purchased. This will result, depending on Vuzix’ share price at the time of their issuance, in the Company’s issuance of a minimum of 1,750,000 to a maximum of 2,843,750 common shares to Atomistic owners/founders in exchange for convertible Series A Preferred shares of Atomistic. In the event the fair market value of the Vuzix common shares issued is between the valuation floor and ceiling of $8 to $13, Vuzix may opt to pay any fair market value shortfall in Vuzix common shares or cash. Once Atomistic has achieved all its milestones or has them waived by Vuzix, and Vuzix issues the required numbers of Vuzix common shares, in exchange for Series A Covertible Preferred shares in Atomistic that could ultimately be converted into common shares of Atomistic, the Company would ultimately end up owning 100% of Atomistic.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and license fee commitments. We incurred a net loss for the six months ended June 30, 2022 of $20,527,668 and annual net losses of $40,377,160 (of which $17,302,833 was related to non-cash stock-based compensation primarily due to our LTIP) in 2021 and $17,952,172 in 2020. The Company has an accumulated deficit of $223,599,811 as of June 30, 2022.

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s sole discretion. During the six months ended June 30, 2022, the Company repurchased 36,685 shares of our common stock at an average cost of $6.84. As of June 30, 2022, 36,685 shares of our common stock were held in treasury.

Our operations are financed primarily through net proceeds from the sale of our equity securities. As of June 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $100,581,795.

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

In the first quarter of 2022, we designed and, to the extent possible, implemented control improvements to remediate the material weakness stated above, which include; (i) a more robust and comprehensive review by management each period to identify unusual and non-routine transactions, (ii) a process to identify and engage resources, including third-party resources, with the technical accounting expertise needed to timely address any complex technical accounting issues that affect our consolidated financial statements, and (iii) a more robust process for the selection of third-party specialists and management review of their work.  As of June 30, 2022, not enough time has passed from the implementation of these new procedures to allow for successful control testing that would evidence that this control weakness has been fully remediated.  Management expects to show full remediation of this material weakness in 2022.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

We are not currently involved in any actual or pending legal proceedings or litigation and we are not aware of any such proceedings contemplated by or against us or involving our property.

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as set forth below, there have been no material changes from those risk factors. The risks discussed in our 2021 Annual Report and described below could materially affect our business, financial condition and future results.

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

VUZIX CORPORATION

Date: August 9, 2022	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)