Form 10-K/A
period 2021-12-31
Vuzix Corp
filed 2022-10-25
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report of Vuzix Corporation (the “Company”, “its”, “we,” “our,” or us”) for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 2, 2022 (the “Original Form 10-K”), is being filed, in connection with comments received from the staff of the Securities and Exchange Commission, for the purpose  of expanding upon the level of detail provided on our previously issued Form 10-Q’s for 2021 as it relates to a correction of an error that affected the Company’s 2021 Quarterly Reports.

As further described in Note 2 of this Form 10-K/A, the Company’s management and the audit committee of the Company’s Board of Directors concluded that due to a correction of an error that was discovered just before our filing of the Original Form 10-K, the previously issued unaudited financial statements and other financial information contained in the Company’s Quarterly Reports on Forms 10-Q for the fiscal periods ended March 31, 2021, June 30, 2021 and September 30, 2021, and the Company’s earnings releases and other financial communications for these periods should no longer be relied upon. The unaudited interim financial information for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 are restated in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

We are filing this Amendment No. 1 to amend the 2021 Form 10-K with modification as necessary to further describe the restatements that affected the unaudited interim financial information for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021. The following items have been amended to reflect the restatements:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Original Form 10-K, and such disclosures in, or exhibits to, the Original Form 10-K remain unchanged and speak as of the date of the filing of the Original Form 10-K, except that new certifications and a new consent of the Company’s independent accountant are being filed herewith. In particular, this Form 10-K/A does not modify the Company’s consolidated financial results for the periods presented in the Original Form 10-K.

iii

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

Information about Geographic Revenue

Information about geographic revenue is described in Note 19, “Geographic and Other Financial Information” in the notes to our consolidated financial statements.

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

Selling and marketing costs for the year ended December 31, 2021 increased by $2,079,157 or 51% as compared to 2020. This. increase was largely due to a $1,089,571 increase in salary and salary benefits related expenses, of which $420,661 was related to non-cash stock-based compensation; an increase of $578,621 in sales consulting and marketing fees, primarily for foreign full-time contractors; a $595,263 increase in advertising costs; an increase of $242,570 in website development and maintenance costs; partially offset by decreases of $316,319 in trade show expenses; a decrease of $102,215 in commissions largely due to a reduction in commissions payable to TDG (as described in Note 8 of the financial statements) for defense related engineering services; and a decrease of $35,670 in travel related expenses.

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

Selling and marketing costs for the year ended December 31, 2020 decreased by $175,839 or 4% as compared to the same period in 2019. This reduction in costs was due to the following factors: a decrease in trade shows of $387,459; a $232,607 decrease in external consulting fees paid to foreign sales staff, which were terminated in 2019; a $149,219 decrease in travel related expenses due to 2020 pandemic conditions, partially offset by a $276,007 increase in salary and stock-based compensation expenses; a $192,751 increase in commissions largely due to commissions payable to TDG pursuant to our non-compete agreement amendment (as described in Note 8 of the financial statements); a $59,844 increase in advertising costs; and a $93,399 increase in computer software subscriptions.

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

Management identified the following deficiency in internal control over financial reporting as of December 31, 2021: Management in performing ongoing reviews of its valuation methodology, identified an error with respect to its initial determination of the fair market value of the Long Term Incentive Plan stock options issued in March 2021 for the achievement of certain equity market capitalization milestones which it identified, revised and corrected in the consolidated financial statements in the fourth quarter of 2021. The impact of this change, is further described in Note 2.

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

Restatement of Previously Issued Unaudited Quarterly Financial Statements

As discussed in Note 2 to the consolidated financial statements, Management identified a correction of an error which impacted stock-based compensation in the 2021 unaudited quarterly financial information.

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

Estimate for excess, obsolete and slow-moving inventory reserve

Critical Audit Matter Description

As discussed in Notes 1 and 4 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value using the weighted average first-in, first-out method. The Company records provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The excess, obsolete or slow-moving reserve serves to reduce the Company’s inventory balance through a charge to cost of sales – products sold.

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

Valuation of market condition options

Critical Audit Matter Description

As discussed in Notes 1 and 15 to the consolidated financial statements, the Company granted options to its Chief Executive Officer, Chief Financial Officer and certain members of its management team that vest upon achievement of specified market capitalization targets through March 16, 2031. The grant date fair value of the market-based options was approximately $33.6 million. The market conditions are included in the determination of the estimated fair value of the market-based options. With the assistance of valuation specialists, the Company estimated the fair value of the market-based options using the Monte Carlo simulation model that utilizes various assumptions, including the time until the specified market capitalization target is achieved, the estimated life of the option, as well as volatility. Due to the magnitude of the option grant, and the subjectivity involved in estimating the valuation we identified the valuation as a critical audit matter, which required a high degree of complex auditor judgment.

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

Refer to Note 19 — Geographic and Other Financial Information (Unaudited).

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

Note 2 – Restatement of Previously Issued 2021 Unaudited Quarterly Financial Statements

During the fourth quarter of 2021 and just before the original 10-K was filed, the Company reviewed its estimate for future expenses related to its Long-Term Incentive Plan for the potential achievement of market capitalization awards, which resulted in increased fair market values on this portion of the new LTIP, first put into place in March 2021. The Company’s Audit Committee concluded, on March 1, 2022, that previously issued unaudited financial statements for all quarterly periods previously filed on Form 10-Q for 2021 should no longer be relied upon. The Audit Committee discussed this matter with the Company’s independent accountant.

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

The Company’s previously filed unaudited quarterly financial statements for the first three quarters of 2021 filed under Forms 10-Q were affected by the correction of this error. The quarterly periods ending March 31, 2021, June 30, 2021, and September 2021 were restated in the Company’s Annual Form 10-K.

Impact of the Restatements

The impact of the restatement on the unaudited consolidated balance sheets, statements of changes in stockholders’ equity, statements of operations and statements of cash flows for the 2021 affected quarterly periods is presented below.

The change in the amount of stock-based compensation expenses related to the LTIP resulted in the correction of an error in accumulated deficit and additional paid-in capital. The impact of the restatement to the Consolidated Balance Sheets for the three quarters is as follows:

	March 31, 2021 (Unaudited)
	As Previously
Balance Sheet	Reported	Adjustment	As Restated
Additional paid-in capital	$316,208,276	$2,512,007	$318,720,283
Accumulated deficit	$(169,334,346)	$(2,512,007)	$(171,846,353)

	June 30, 2021 (Unaudited)
	As Previously
Balance Sheet	Reported	Adjustment	As Restated
Additional paid-in capital	$333,792,844	$2,978,022	$336,770,866
Accumulated deficit	$(178,113,803)	$(2,978,022)	$(181,091,825)

	September 30, 2021 (Unaudited)
	As Previously
Balance Sheet	Reported	Adjustment	As Restated
Additional paid-in capital	$337,125,126	$5,519,504	$342,644,630
Accumulated deficit	$(186,059,869)	$(5,519,504)	$(191,579,373)

The Company’s statements of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above:

	For the Three Months Ended March 31, 2021 (Unaudited)
	As Previously
Condensed Statement of Changes in Stockholders' Equity	Reported	Adjustment	As Restated
Stock-Based Compensation Expense	$2,047,378	$2,512,007	$4,559,385
Additional Paid-In Capital	316,208,276	2,512,007	318,720,283
Net Loss	(6,639,363)	(2,512,007)	(9,151,370)
Accumulated Deficit	$(169,334,346)	$(2,512,007)	$(171,846,353)

	For the Six Months Ended June 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Changes in Stockholders' Equity	Reported	Adjustment	As Restated
Stock-Based Compensation Expense	$5,566,124	$2,978,022	$8,544,146
Additional Paid-In Capital	333,792,844	2,978,022	336,770,866
Net Loss	(15,418,820)	(2,978,022)	(18,396,842)
Accumulated Deficit	$(178,113,803)	$(2,978,022)	$(181,091,825)

	For the Nine Months Ended September 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Changes in Stockholders' Equity	Reported	Adjustment	As Restated
Stock-Based Compensation Expense	$8,858,814	$5,519,504	$14,378,318
Additional Paid-In Capital	337,125,126	5,519,504	342,644,630
Net Loss	(23,364,886)	(5,519,504)	(28,884,390)
Accumulated Deficit	$(186,059,869)	$(5,519,504)	$(191,579,373)

The impact of the restatement to the previously reported quarterly Consolidated Statements of Operations for each of the quarters ended in 2021 is presented below:

	For the Three Months Ended March 31, 2021 (Unaudited)
	As Previously
Condensed Statement of Operations	Reported	Adjustment	As Restated
Total Sales	$3,915,389	$—	$3,915,389
Total Cost of Sales	2,835,798	—	2,835,798
Gross Profit (exclusive of depreciation shown separately below)	1,079,591	—	1,079,591
Operating Expenses:
Research and Development	2,079,927	125,391	2,205,318
Selling and Marketing	1,240,734	62,696	1,303,430
General and Administrative	3,703,837	2,323,920	6,027,757
Depreciation and Amortization	517,412	—	517,412
Loss on Fixed Asset Disposal	83,908	—	83,908
Impairment of Patents and Trademarks	27,731	—	27,731
Total Operating Expenses	7,653,549	2,512,007	10,165,556
Loss From Operations	(6,573,958)	(2,512,007)	(9,085,965)
Total Other Expense	(65,405)	—	(65,405)
Net Loss	$(6,639,363)	$(2,512,007)	$(9,151,370)
Basic and Diluted Loss per Common Share	$(0.12)	$(0.05)	$(0.17)

	For the Three Months Ended June 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Operations	Reported	Adjustment	As Restated
Total Sales	$2,916,538	$—	$2,916,538
Total Cost of Sales	2,337,166	—	2,337,166
Gross Profit (exclusive of depreciation shown separately below)	579,372	—	579,372
Operating Expenses:
Research and Development	2,700,732	23,262	2,723,994
Selling and Marketing	1,337,558	11,631	1,349,189
General and Administrative	4,749,920	431,122	5,181,042
Depreciation and Amortization	501,678	—	501,678
Loss on Fixed Asset Disposal	—	—	—
Impairment of Patents and Trademarks	30,765	—	30,765
Total Operating Expenses	9,320,653	466,015	9,786,668
Loss From Operations	(8,741,281)	(466,015)	(9,207,296)
Total Other Expense	(38,176)	—	(38,176)
Net Loss	$(8,779,457)	$(466,015)	$(9,245,472)
Basic and Diluted Loss per Common Share	$(0.14)	$(0.01)	$(0.15)

	For the Three Months Ended September 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Operations	Reported	Adjustment	As Restated
Total Sales	$3,018,774	$—	$3,018,774
Total Cost of Sales	2,435,437	—	2,435,437
Gross Profit (exclusive of depreciation shown separately below)	583,337	—	583,337
Operating Expenses:
Research and Development	3,270,255	126,863	3,397,118
Selling and Marketing	1,589,582	63,431	1,653,013
General and Administrative	3,112,059	2,351,188	5,463,247
Depreciation and Amortization	434,277	—	434,277
Loss on Fixed Asset Disposal	—	—	—
Impairment of Patents and Trademarks	7,544	—	7,544
Total Operating Expenses	8,413,717	2,541,482	10,955,199
Loss From Operations	(7,830,380)	(2,541,482)	(10,371,862)
Total Other Expense	(115,686)	—	(115,686)
Net Loss	$(7,946,066)	$(2,541,482)	$(10,487,548)
Basic and Diluted Loss per Common Share	$(0.13)	$(0.04)	$(0.17)

The impact of the restatement to the previously reported quarterly Consolidated Statements of Cash Flows in 2021 is presented below:

	For the Three Months Ended March 31, 2021 (Unaudited)
	As Previously
Condensed Statement of Cash Flows	Reported	Adjustment	As Restated
Net Loss	$(6,639,363)	$(2,512,007)	$(9,151,370)
Stock-Based Compensation	2,106,206	2,512,007	4,618,213
Net Cash Flows Used in Operating Activities	$(5,921,629)	$—	$(5,921,629)

	For the Six Months Ended June 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Cash Flows	Reported	Adjustment	As Restated
Net Loss	$(15,418,820)	$(2,978,022)	$(18,396,842)
Stock-Based Compensation	5,683,591	2,978,022	8,661,613
Net Cash Flows Used in Operating Activities	$(13,108,703)	$—	$(13,108,703)

	For the Nine Months Ended September 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Cash Flows	Reported	Adjustment	As Restated
Net Loss	$(23,364,886)	$(5,519,504)	$(28,884,390)
Stock-Based Compensation	7,311,278	5,519,504	12,830,782
Net Cash Flows Used in Operating Activities	$(18,909,428)	$—	$(18,909,428)

Note 3 – Revenue Recognition and Contracts with Customers

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

Note 4 — Inventories, Net

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

Note 6 — Patents and Trademarks, Net

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

Note 7 — Licenses, Net

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

Note 8 — Intangible Asset, Net

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

Note 14 — Stock-Based Compensation

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

The exercise price per share subject to an option is determined by the administrator, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant and in the case of a non-

statutory stock option must not be less than 100% of the fair market value of a share of our common stock on the date of grant.

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

Note 15 – Long-term Incentive Plan

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
5,409,000

Note 16 — Right-of-Use Assets and Liabilities

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

Note 18 — Litigation

We are not currently involved in any actual or pending material legal proceedings or litigation, and we are not aware of any such proceedings contemplated by or against us or our property.

Note 19 — Geographic and Other Financial Information (Unaudited)

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

Note 20 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2021
	December 31,	September 30,	June 30,	March 31,
Revenue	$3,314	$3,019	$2,917	$3,915
Gross profit	209	583	579	1,080
Net loss	(11,493)	(10,488)	(9,245)	(9,151)
Net loss per share, basic and diluted	(0.17)	(0.17)	(0.15)	(0.17)
Net loss attributable to common stockholders	(11,493)	(10,488)	(9,245)	(9,151)

*Refer to Note 2 concerning the restatements of 2021 quarterly amounts for the three months ended March 31, 2021, June 30,2021 and September 30, 2021 in previously filed Form 10-Q for those periods.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th   day of October, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	October 25, 2022
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	October 25, 2022
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Edward Kay	Director	October 25, 2022
Edward Kay
/s/ Timothy Harned	Director	October 25, 2022
Timothy Harned
/s/ Azita Arvani	Director	October 25, 2022
Azita Arvani

/s/ Emily Nagle Green	Director	October 25, 2022
Emily Nagle Green

/s/ Raj Rajgopal	Director	October 25, 2022
Raj Rajgopal