Form 10-Q
period 2022-09-30
Vuzix Corp
filed 2022-11-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 9, 2022, there were 63,739,650 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$90,374,403	$120,203,873
Accounts Receivable	3,118,036	2,242,429
Accrued Revenues in Excess of Billings	393,250	—
Inventories, Net	12,229,472	12,151,982
Manufacturing Vendor Prepayments	430,721	504,051
Prepaid Expenses and Other Assets	2,465,117	2,047,819

Total Current Assets	109,010,999	137,150,154

Long-Term Assets
Fixed Assets, Net	9,524,178	5,190,438
Operating Lease Right-of-Use Asset	707,574	1,117,022
Patents and Trademarks, Net	2,141,157	1,988,370
Technology Licenses, Net	15,657,333	1,389,936
Intangible Asset, Net	—	147,548
Other Assets, Net	1,716,810	1,483,589

Total Assets	$138,758,051	$148,467,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$2,196,590	$2,054,762
Unearned Revenue	24,370	27,797
Accrued Expenses	1,174,372	1,419,308
Licensing Fees Commitment	4,250,000	—
Income and Other Taxes Payable	46,604	120,242
Operating Lease Right-of-Use Liability	525,882	534,146

Total Current Liabilities	8,217,818	4,156,255

Long-Term Liabilities
Operating Lease Right-of-Use Liability	181,692	582,876
Licensing Fees Commitment	4,750,000	—

Total Long-Term Liabilities	4,931,692	582,876

Total Liabilities	13,149,510	4,739,131

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 63,776,335 shares issued and 63,739,650 shares outstanding as of September 30, 2022 and 63,672,268 shares issued and outstanding as of December 31, 2021.	63,777	63,672
Additional Paid-in Capital	358,872,631	346,736,397
Accumulated Deficit	(233,076,810)	(203,072,143)
Treasury Stock, at cost, 36,685 shares as of September 30, 2022 and 0 shares as of December 31, 2021	(251,057)	—

Total Stockholders' Equity	125,608,541	143,727,926

Total Liabilities and Stockholders' Equity	$138,758,051	$148,467,057

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2022	—	$—	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	—	—	(3,017)	(2)	12,087,836	—	—	—	12,087,834
Stock Option Exercises	—	—	107,084	107	48,398	—	—	—	48,505
Purchases of Treasury Stock	—	—	—	—	—	—	(36,685)	(251,057)	(251,057)
Net Loss	—	—	—	—	—	(30,004,667)	—	—	(30,004,667)
Balance - September 30, 2022	—	$—	63,776,335	$63,777	$358,872,631	$(233,076,810)	(36,685)	$(251,057)	$125,608,541

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2022	—	$—	64,025,640	$64,026	$355,322,990	$(223,599,811)	(36,685)	$(251,057)	$131,536,148
Stock-Based Compensation Expense	—	—	(291,667)	(291)	3,549,683	—	—	—	3,549,392
Stock Option Exercises	—	—	42,362	42	(42)	—	—	—	—
Net Loss	—	—	—	—	—	(9,476,999)	—	—	(9,476,999)
Balance - September 30, 2022	—	$—	63,776,335	$63,777	$358,872,631	$(233,076,810)	(36,685)	$(251,057)	$125,608,541

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2021	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	—	$—	$48,303,185
Stock-Based Compensation Expense (as Restated)	—	—	368,047	368	14,377,950	—	—	—	14,378,318
Stock Option Exercises	—	—	620,784	621	713,083	—	—	—	713,704
Stock Warrant Exercises	—	—	7,274,328	7,274	34,697,794	—	—	—	34,705,068
Proceeds from Common Stock Offering	—	—	4,768,293	4,768	97,784,270	—	—	—	97,789,038
Direct Costs of Common Stock Offering	—	—	—	—	(6,136,420)	—	—	—	(6,136,420)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,282)	—	—	—	(1,144,365)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	—	—	1,404,750
Preferred Stock Converted & Preferred Dividend Settlement	(49,626)	(50)	4,962,600	4,963	(10,004,913)	—	—	—	(10,000,000)
Net Loss (as Restated)	—	—	—	—	—	(28,884,390)	—	—	(28,884,390)
Balance - September 30, 2021 (as Restated)	—	$—	63,631,054	$63,631	$342,644,630	$(191,579,373)	—	$—	$151,128,888

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2021 (as Restated)	—	$—	63,278,096	$63,278	$336,770,866	$(181,091,825)	—	$—	$155,742,319
Stock-Based Compensation Expense (as Restated)	—	—	300,000	300	5,833,873	—	—	—	5,834,173
Stock Option Exercises	—	—	52,958	53	39,891	—	—	—	39,944
Net Loss (as Restated)	—	—	—	—	—	(10,487,548)	—	—	(10,487,548)
Balance - September 30, 2021 (as Restated)	—	$—	63,631,054	$63,631	$342,644,630	$(191,579,373)	—	$—	$151,128,888

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		(as Restated)		(as Restated)
	2022	2021	2022	2021
Sales:
Sales of Products	$2,537,539	$3,018,774	$7,939,483	$9,657,589
Sales of Engineering Services	889,284	—	998,150	193,113

Total Sales	3,426,823	3,018,774	8,937,633	9,850,702

Cost of Sales:
Cost of Sales - Products Sold	2,034,123	2,370,053	6,289,612	7,347,450
Cost of Sales - Engineering Services	302,707	—	362,003	29,669
Cost of Sales - Depreciation and Amortization	221,772	252,759	676,720	953,614

Total Cost of Sales	2,558,602	2,622,812	7,328,335	8,330,733

Gross Profit	868,221	395,962	1,609,298	1,519,969

Operating Expenses:
Research and Development	3,440,685	3,397,118	9,540,272	8,326,431
Selling and Marketing	1,980,748	1,653,013	5,895,332	4,305,632
General and Administrative	4,854,014	5,463,247	15,307,242	16,672,046
Depreciation and Amortization	510,099	246,902	1,149,046	731,035
Loss on Fixed Asset Disposal	—	—	—	83,908
Impairment of Patents and Trademarks	48,075	7,544	97,676	66,040

Total Operating Expenses	10,833,621	10,767,824	31,989,568	30,185,092

Loss From Operations	(9,965,400)	(10,371,862)	(30,380,270)	(28,665,123)

Other Income (Expense):
Investment Income	572,721	29,843	690,028	45,448
Income and Other Taxes	(19,768)	(105,526)	(98,727)	(138,034)
Foreign Exchange Loss	(64,552)	(40,003)	(215,698)	(126,681)

Total Other Income (Expense), Net	488,401	(115,686)	375,603	(219,267)

Loss Before Provision for Income Taxes	(9,476,999)	(10,487,548)	(30,004,667)	(28,884,390)
Provision for Income Taxes	—	—	—	—

Net Loss	(9,476,999)	(10,487,548)	(30,004,667)	(28,884,390)

Basic and Diluted Loss per Common Share	$(0.15)	$(0.17)	$(0.47)	$(0.48)
Weighted-average Shares Outstanding - Basic and Diluted	63,776,154	63,520,878	63,724,982	60,278,923

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
		(as Restated)
	2022	2021

Cash Flows from Operating Activities
Net Loss	$(30,004,667)	$(28,884,390)
Non-Cash Adjustments
Depreciation and Amortization	1,700,766	1,453,367
Amortization of Software Development Costs and Prepaid Licenses in Cost of Sales	125,000	180,296
Stock-Based Compensation	12,016,334	12,830,782
Impairment of Patents and Trademarks	97,676	66,040
Loss on Fixed Asset Disposal	—	83,908
(Increase) Decrease in Operating Assets
Accounts Receivable	(875,607)	330,092
Accrued Revenues in Excess of Billings	(393,250)	—
Inventories, Net	(77,490)	(3,779,513)
Manufacturing Vendor Prepayments	73,330	(1,417,100)
Prepaid Expenses and Other Assets	(417,298)	(238,066)
Increase (Decrease) in Operating Liabilities
Accounts Payable	141,828	(34,346)
Accrued Expenses	(244,935)	602,293
Unearned Revenue	(3,425)	(26,901)
Income and Other Taxes Payable	(73,637)	(75,890)

Net Cash Flows Used in Operating Activities	(17,935,375)	(18,909,428)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(5,203,562)	(3,592,703)
Investments in Patents and Trademarks	(362,981)	(442,582)
Investments in Licenses, Intangibles and Other Assets	(6,125,000)	(305,158)

Net Cash Flows Used in Investing Activities	(11,691,543)	(4,340,443)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	34,705,068
Proceeds from Exercise of Stock Options	48,505	713,703
Proceeds from Common Stock Offering, Net	—	91,652,617
Purchases of Treasury Stock	(251,057)	—
Preferred Dividend Settlement Payment	—	(10,000,000)
Employee Tax Withholdings Payment	—	(1,144,364)

Net Cash Flows (Used in) Provided from Financing Activities	(202,552)	115,927,024

Net (Decrease) Increase in Cash and Cash Equivalents	(29,829,470)	92,677,153
Cash and Cash Equivalents - Beginning of Period	120,203,873	36,069,508

Cash and Cash Equivalents - End of Period	$90,374,403	$128,746,661

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,204,942	$1,729,646
Non-Cash Investment in Licenses	9,000,000	1,341,614
Stock-Based Compensation Expense - Expensed less Previously Issued	(71,502)	(1,547,536)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications may have been made to prior periods to conform with current reporting impacting Costs of Sales, Gross Profit and Depreciation and Amortization. The results of the Company’s operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2021, as reported in the Company’s Annual Report on Form 10-K/A filed with the SEC on October 25, 2022.

Restatement

As described in additional detail in Note 2 to the financial statements included in its 2021 Form 10-K/A, the Company restated its previous unaudited quarterly results in the Form 10-K for the year ended December 31, 2021. Previously filed 2021 quarterly reports on Form 10-Q for the periods affected by the restatement were not amended and should no longer be relied upon. See Note 2, Restatement of Previously Issued 2021 Unaudited Quarterly Financial Statements and Note 20, Quarterly Financial Information (Unaudited) of the Notes to the consolidated financial statements in the 2021 Form 10-K/A for the impact of these adjustments on each of the quarterly periods in fiscal year 2021.

The impact of the restatement on the unaudited quarterly financial statements is presented below.

The impact of the restatement to the Consolidated Balance Sheet:

	September 30, 2021 (Unaudited)
	As Previously
Balance Sheet	Reported	Adjustment	As Restated
Additional paid-in capital	$337,125,126	$5,519,504	$342,644,630
Accumulated deficit	$(186,059,869)	$(5,519,504)	$(191,579,373)

The impact of the restatement to the Consolidated Statements of Operation:

	For the Three Months Ended September 30, 2021 (Unaudited)			For the Nine Months Ended September 30, 2021 (Unaudited)
	As Previously			As Previously
Condensed Statement of Operations	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Total Sales	$3,018,774	$—	$3,018,774	$9,850,702	$—	$9,850,702
Total Cost of Sales	2,435,437	—	2,435,437	7,608,401	—	7,608,401
Gross Profit	583,337	—	583,337	2,242,301	—	2,242,301
Operating Expenses:
Research and Development	3,270,255	126,863	3,397,118	8,050,915	275,516	8,326,431
Selling and Marketing	1,589,582	63,431	1,653,013	4,167,874	137,758	4,305,632
General and Administrative	3,112,059	2,351,188	5,463,247	11,565,816	5,106,230	16,672,046
Depreciation and Amortization	434,277	—	434,277	1,453,367	—	1,453,367
Loss on Fixed Asset Disposal	—	—	—	83,908	—	83,908
Impairment of Patents and Trademarks	7,544	—	7,544	66,040	—	66,040
Total Operating Expenses	8,413,717	2,541,482	10,955,199	25,387,920	5,519,504	30,907,424
Loss From Operations	(7,830,380)	(2,541,482)	(10,371,862)	(23,145,619)	(5,519,504)	(28,665,123)
Total Other Expense, Net	(115,686)	—	(115,686)	(219,267)	—	(219,267)
Net Loss	$(7,946,066)	$(2,541,482)	$(10,487,548)	$(23,364,886)	$(5,519,504)	$(28,884,390)
Basic and Diluted Loss per Common Share	$(0.13)	$(0.04)	$(0.17)	$(0.39)	$(0.10)	$(0.48)

The impact of the restatement to the Statement of Changes in Stockholders’ Equity:

	For the Nine Months Ended September 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Changes in Stockholders' Equity	Reported	Adjustment	As Restated
Stock-Based Compensation Expense	$8,858,814	$5,519,504	$14,378,318
Additional Paid-In Capital	337,125,126	5,519,504	342,644,630
Net Loss	(23,364,886)	(5,519,504)	(28,884,390)
Accumulated Deficit	$(186,059,869)	$(5,519,504)	$(191,579,373)

The impact of the restatement to the Statement of Cash Flows:

	For the Nine Months Ended September 30, 2021 (Unaudited)
	As Previously
Condensed Statement of Cash Flows	Reported	Adjustment	As Restated
Net Loss	$(23,364,886)	$(5,519,504)	$(28,884,390)
Stock-Based Compensation	7,311,278	5,519,504	12,830,782
Net Cash Flows Used in Operating Activities	$(18,909,428)	$—	$(18,909,428)

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three and nine months ended September 30, 2021, to reclassify depreciation expense related to our manufacturing operations from the amounts of reported depreciation and amortization expenses originally included in Operating Expenses. This change in classification does not affect previously reported Net Loss or reported Cash Flows Used in Operating Activities in the Consolidated Statements of Cash Flows or Consolidated Balance Sheets. The below table is a summary of the impact to these reclassifications:

	For the Three Months Ended September 30, 2021 (Unaudited)			For the Nine Months Ended September 30, 2021 (Unaudited)
Condensed Statement of Operations	As Restated	Reclassification	Revised	As Restated	Reclassification	Revised
Total Sales	$3,018,774	$—	$3,018,774	$9,850,702	$—	$9,850,702
Total Cost of Sales	2,435,437	187,375	2,622,812	7,608,401	722,332	8,330,733
Gross Profit	583,337	(187,375)	395,962	2,242,301	(722,332)	1,519,969
Operating Expenses:		—
Research and Development	3,397,118	—	3,397,118	8,326,431	—	8,326,431
Selling and Marketing	1,653,013	—	1,653,013	4,305,632	—	4,305,632
General and Administrative	5,463,247	—	5,463,247	16,672,046	—	16,672,046
Depreciation and Amortization	434,277	(187,375)	246,902	1,453,367	(722,332)	731,035
Loss on Fixed Asset Disposal	—	—	—	83,908	—	83,908
Impairment of Patents and Trademarks	7,544	—	7,544	66,040	—	66,040
Total Operating Expenses	10,955,199	(187,375)	10,767,824	30,907,424	(722,332)	30,185,092
Loss From Operations	(10,371,862)	—	(10,371,862)	(28,665,123)	—	(28,665,123)
Total Other Expense, Net	(115,686)	—	(115,686)	(219,267)	—	(219,267)
Net Loss	$(10,487,548)	$—	$(10,487,548)	$(28,884,390)	$—	$(28,884,390)

Customer Concentrations

For the three months ended September 30, 2022, one customer represented 21% of total product revenue and two customers represented 100% of engineering services revenue. For the three months ended September 30, 2021, two customers represented 12% and 10% of total product revenue.

For the nine months ended September 30, 2022, one customer represented 20% of total product revenue and two customers represented 100% of engineering services revenue. For the nine months ended September 30, 2021, no one customer represented more than 10% of total product revenue and two customers represented 100% of engineering services revenue.

As of September 30, 2022, three customers represented 30%, 13% and 11% of accounts receivable, respectively. As of December 31, 2021, three customers represented 27%, 20% and 10% of accounts receivable, respectively.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent re-issuance of shares will be credited or charged to paid-in capital in excess of par value using the average-cost method.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to, accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2023 and early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Smart Glasses Sales	$2,537,539	$3,018,774	$7,939,483	$9,657,589
Engineering Services	889,284	—	998,150	193,113

Total Revenue	$3,426,823	$3,018,774	$8,937,633	$9,850,702

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

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point-in-time for Smart Glasses, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company also records revenue for performance obligations relating to our engineering services over time by using the input method to measure the progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our engineering services is measured by the Company’s costs incurred as a percentage of total expected costs to project completion as the inputs of actual costs incurred by the Company are directly correlated with progress toward completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time, using percentage-of-completion, for our engineering services correlate directly with the transfer of control of the underlying assets to our customers.

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain of our OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer extended warranties to customers, which extend the standard product warranty on product sales for up to two additional twelve (12) month periods. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our engineering services contracts vary from contract to contract but typically include payment terms of Net 30 days from date of billing, subject to an agreed upon customer acceptance period or a progress billing milestone achievement.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the nine months ended September 30, 2022:

	% of Total Net Sales
	2022	2021
Point-in-Time	89%	98%
Over Time – Input Method	11%	2%

Total	100%	100%

Remaining Performance Obligations

As of September 30, 2022, the Company had approximately $320,000 of remaining performance obligations under two current waveguide development projects, which represents the remainder of the total transaction prices totaling $1,318,000 under these development agreements, less revenue recognized under percentage of completion to date. The Company currently expects to recognize the remaining revenue relating to these existing performance obligations of $320,000 in the fourth quarter of 2022. Revenues earned less amounts invoiced at September 30, 2022 in the amount of $393,250 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheets.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2022 and 2021, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At September 30, 2022 and 2021, there were 8,532,349 and 8,612,869 common stock share equivalents, respectively, potentially exercisable or issuable under conversion or exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	September 30,	December 31,
	2022	2021

Purchased Parts and Components	$10,811,529	$11,580,766
Work-in-Process	320,152	226,126
Finished Goods	2,249,105	1,472,534
Less: Reserve for Obsolescence	(1,151,314)	(1,127,444)

Inventories, Net	$12,229,472	$12,151,982

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	September 30,	December 31,
	2022	2021
Tooling and Manufacturing Equipment	$11,639,721	$6,612,811
Leaseholds	826,329	797,059
Computers and Purchased Software	1,054,127	980,561
Furniture and Equipment	2,673,787	2,661,346
	16,193,964	11,051,777
Less: Accumulated Depreciation	(6,669,786)	(5,861,339)
Fixed Assets, Net	$9,524,178	$5,190,438

On April 27, 2022, the Company signed a purchase order for new manufacturing equipment upgrades to further our waveguide production capabilities. The purchase order totaled $2,162,481 and the Company made a down payment of $1,050,748 at that time and this deposit has been included in construction-in-progress in Tooling and Manufacturing Equipment until the assets are placed into service. The Company expects to take delivery of this new waveguide equipment by the end of 2022.

On May 12, 2022, the Company signed a series of agreements with Atomistic SAS, which provided for an exclusive license by the Company of key μLED technology and for the custom design of a backplane chip (the “Atomistic Agreements”), for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating exclusively to the achievement of performance milestones by Atomistic (See Note 10 – Capital Stock for further details). $15 million of these cash commitments are for the design of the backplane chip, all of which is custom to the Company.

During the three months ended September 30, 2022, the Company made an additional progress payment of $1,500,000 towards this custom chip tooling asset, in addition to the $4,029,120 progress payments made to-date. These payments, totaling $5,529,120 are included in construction-in-progress in Tooling and Manufacturing Equipment until the asset is placed into service in the next 18 to 21 months. The remaining $9,470,880 commitment towards this custom backplane is expected to be paid over the same period as referenced above.

Note 6 – Technology Licenses, Net

	September 30,	December 31,
	2022	2021

Licenses	$2,443,356	$1,038,606
Additions	15,000,000	1,404,750
Less: Accumulated Amortization	(1,786,023)	(1,053,420)
Licenses, Net	$15,657,333	$1,389,936

As noted above in Note 5, on May 12, 2022, the Company signed a series of agreements with Atomistic SAS (the “Atomistic Agreements”), which provided for an exclusive license of key μLED technology and for the custom design of a backplane chip for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating exclusively to the achievement of performance milestones by Atomistic (See Note 10 – Capital Stock for further details). $15 million of these agreements are for the exclusive technology license for the existing know-how and existing developed technologies related to next generation μLEDs and micro-displays.

As of the effective date of the Atomistic Agreements, the Company recorded an intangible technology license asset of $15,000,000 and an accrued liability (short-term and long-term) defined as a Licensing Fees Commitment, of $15,000,000. This intangible asset is to be amortized over a ten-year period, which began on May 12, 2022. During the three months and nine months ended September 30, 2022, the Company paid $1,500,000 and $4,500,000, respectively, towards this commitment and recorded a total of $375,000 and $562,500, in the three and nine months ended Spetember 30, 2022, respectively, in amortization relating to this intangible asset. The remaining balance of $9,000,000 associated with this contractual obligation is to be paid over the next 15 months.

Note 7 - Other Assets

	September 30,	December 31,
	2022	2021
Private Corporation Investments (at cost)	$450,000	$450,000

Software Development Costs	750,000	500,000
Additions	125,000	250,000
Less: Accumulated Amortization	(333,333)	(208,334)
Software Development Costs, Net	541,667	541,666

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	725,143	491,923

Total Other Assets	$1,716,810	$1,483,589

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used on its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line basis over its expected product life cycle of thirty-six (36) months, which began on October 1, 2020. In October 2021, the Company invested $250,000 and in the first quarter of 2022 the Company invested an additional $125,000 for further Android operating systems version upgrades to the CPU platform it uses on its M400 and M4000 products. This development work, which has not yet been completed, will ultimately be amortized once placed into service, which is expected to occur by early 2023.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021

Accrued Wages and Related Costs	$350,409	$683,044
Accrued Professional Services	245,660	551,220
Accrued Warranty Obligations	170,934	185,044
Other Accrued Expenses	407,369	—

Total	$1,174,372	$1,419,308

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued expense at the time of sale. The Company estimates its future warranty costs based upon product-based historical performance rates and related costs to repair. Included in Other Accrued Expenses is $268,000 for external development work related to our waveguide development projects which was completed through September 30, 2022 but not yet invoiced.

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2022 were as follows:

Accrued Warranty Obligations at December 31, 2021	$185,044
Reductions for Settling Warranties	(252,294)
Warranties Issued During Year	238,184

Accrued Warranty Obligations at September 30, 2022	$170,934

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of September 30, 2022 and December 31, 2021. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on September 30, 2022 and December 31, 2021, respectively.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 63,776,335 shares issued and 63,739,650 shares outstanding as of September 30, 2022 and 63,672,268 shares issued and outstanding as of December 31, 2021.

In connection with the Atomistic Agreements, the Company will, upon the achievement or waiver of performance milestones contained in the Atomistic Agreements, be committed to pay $2,500,000 and to issue a minimum of 1,750,000 common shares of Vuzix to the stockholders of Atomistic (as a portion of the consideration for certain shares of Atomistic) which would result in Vuzix obtaining Series A Convertible Preferred shares in Atomistic that could ultimately be converted into common shares of Atomistic, with Atomistic becoming a subsidiary of the Company, and Vuzix ultimately owning 100% of Atomistic. The share issuances by the Company may not commence any earlier than April 2023 and are expected to be issued over the next 15 to 24 months unless waived and accelerated by the Company. In the event the fair market value, which is determined based upon the trailing 10-day VWAP of the Company’s common shares, is between a floor of $8.00 and a ceiling of $13.00, Vuzix may opt, at its sole discretion, to pay any fair market value valuation shortfall with up to 1,093,750 additional Vuzix common shares or cash to Atomistic owners/founders. Within five years of the commencement of the Atomistic Agreements, the Company has agreed to issue up to a 15% equity bonus of the previously issued common shares to Atomistic stockholders, if: (i) the Company engages in a change-of-control transaction for an implied equity value of at least $3.5 billion or (ii) the Company’s market valuation exceeds $3.5 billion, if it is determined that fifty percent (50%) of such implied equity value or market capitalization is directly attributable to any technology developed by Atomistic. This could result in the issuance of an additional 262,500 to 426,563 shares of the Company’s common stock when that valuation target is exceeded. None of these share commitments have been issued to date.

Treasury Stock

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s sole discretion. During the nine months ended September 30, 2022, the Company repurchased 36,685 shares of our common stock at an average cost of $6.84. As of September 30, 2022, 36,685 shares of our common stock were held in treasury.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 12) for the nine months ended September 30, 2022 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Outstanding at December 31, 2021	2,823,634	$7.67
Granted	183,500	5.92
Exercised	(137,866)	2.62
Expired or Forfeited	(120,919)	8.27

Outstanding at September 30, 2022	2,748,349	$7.37

The weighted average remaining contractual term for all options as of September 30, 2022 and December 31, 2021 was 7.37 years and 7.95 years, respectively.

As of September 30, 2022, there were 1,409,352 options that were fully-vested and exercisable at a weighted average exercise price of $6.91 per share. The weighted average remaining contractual term of the vested options is 6.5 years.

As of September 30, 2022, there were 1,338,997 unvested options exercisable at a weighted average exercise price of $9.75 per share. The weighted average remaining contractual term of the unvested options is 8.3 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. At September 30, 2022, the Company had $9,293,768 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 2.6 years.

For the three months ended September 30, 2022 and 2021, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $1,157,556 and $1,137,862, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $3,730,899 and $2,606,700, respectively

Note 12 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended September 30, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of $2,658,294 and $3,031,307, respectively, for options that vested or are probable to vest. For the nine months ended September 30, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of $8,285,435 and $10,224,082, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation on the equity market capitalization tranches and the Black-Scholes-Merton option pricing method on the operational milestone tranches. As of September 30, 2022, we had $20,054,731 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to six years. The probabilities of the milestone achievements are subject to catch-adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the expiration of the option life for market capitalization milestone or the performance awards are no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of September 30, 2022, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market capitalization and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of September 30, 2022 and December 31, 2021, there are 2,704,500 options unvested for the achievement of equity market capitalization targets, 1,893,150 unvested options for the achievement of annual revenue targets, and 811,350 unvested options for the achievement of annual EBITDA margins before non-cash charges targets.

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
5,409,000

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceedings or litigation that we consider to be material, and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of September 30, 2022 were as follows:

2022	$137,812
2023	546,916
2024	45,576
Total Future Lease Payments	730,304
Less: Imputed Interest	(22,730)
Total Lease Liability Balance	$707,574

Operating lease costs under the operating leases totaled $160,767 and $172,014 for the three months ended September 30, 2022 and 2021, respectively. Operating lease costs under the operating leases totaled $486,409 and $460,434 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the weighted average discount rate was 4.5% and the weighted average remaining lease term was 1.3 years.

Note 15 – Subsequent Events

On October 20, 2022 the Company purchased Moviynt®, a US-based SAP Certified ERP platform software solution provider, to support handheld mobile phones and scanners used in logistics, warehousing and manufacturing applications. Starting in Q4-2022 its operations will be presented on a consolidated basis.

The purchase price allocation has not been finalized, due to the timing of the acquisition and the filing date of this Quarterly Report on Form 10-Q. Therefore, the allocation of the purchase price to the assets acquired and liabilities assumed, including values to be recognized for goodwill and other intangible assets, will be disclosed in the Annual Report on Form 10-K for the year ending December 31, 2022.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

As used in this report, unless otherwise indicated, the terms “Company,” “Vuzix”, “management,” “we,” “our,” and “us” refer to Vuzix Corporation.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, bad debts, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments, valuation of stock compensation awards, achievement of equity market capitalization and probability of operational milestones being achieved under our LTIP, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;
●	Variable Interest Entities;
●	Carrying value of long-lived assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K/A for the year ended December 31, 2021. There have been no significant changes in our accounting policies for the three months ended September 30, 2022.

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical markets, and defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully integrated wearable display systems, including HMDs to commercial, industrial and defense customers. We do not offer “work for hire” services per se but rather offer our engineering services for projects that we expect could result in advancing our technology and potentially lead to long-term supply or OEM relationships.

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

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
			Dollar	% Increase
	2022	2021	Change	(Decrease)
		(as Restated)
Sales:
Sales of Products	$2,537,539	$3,018,774	$(481,235)	(16)%
Sales of Engineering Services	889,284	0	889,284	NM

Total Sales	3,426,823	3,018,774	408,049	14%

Cost of Sales:
Cost of Sales - Products	2,034,123	2,370,053	(335,930)	(14)%
Cost of Sales - Engineering Services	302,707	—	302,707	NM
Cost of Sales - Depreciation and Amortization	221,772	252,759	(30,987)	(12)%

Total Cost of Sales	2,558,602	2,622,812	(64,210)	(2)%

Gross Profit	868,221	395,962	472,259	119%
Gross Profit %	25%	13%

Operating Expenses:
Research and Development	3,440,685	3,397,118	43,567	1%
Selling and Marketing	1,980,748	1,653,013	327,735	20%
General and Administrative	4,854,014	5,463,247	(609,233)	(11)%
Depreciation and Amortization	510,099	246,902	263,197	107%
Impairment of Patents and Trademarks	48,075	7,544	40,531	537%

Loss from Operations	(9,965,400)	(10,371,862)	406,462	(4)%

Other Income (Expense):
Investment Income	572,721	29,843	542,878	1,819%
Income and Other Taxes	(19,768)	(105,526)	85,758	(81)%
Foreign Exchange Loss	(64,552)	(40,003)	(24,549)	61%

Total Other Income (Expense), Net	488,401	(115,686)	604,087	(522)%

Loss Before Provision for Income Taxes	(9,476,999)	(10,487,548)	1,010,549	(10)%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(9,476,999)	$(10,487,548)	$1,010,549	(10)%

Sales.   There was an increase in total sales for the three months ended September 30, 2022 compared to the same period in 2021 of $408,049, or 14%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Sales of Products	$2,537,539	74%	3,018,774	100%	$(481,235)	(16)%
Sales of Engineering Services	889,284	26%	—	0%	889,284	NM
Total Sales	$3,426,823	100%	$3,018,774	100%	$408,049	14%

Sales of products decreased by 16% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Smart glasses revenues declined due to a combination of higher average sales discounts due to larger volume reseller sales, negative foreign exchange comparatives and small decrease in overall unit sales. Sales of waveguides and display engines included in product sales rose 272% for the three months ended September 30, 2022 as compared to the same period in 2021.

Sales of engineering services for the three months ended September 30, 2022 were $889,284 as compared to nil in the 2021 period.

Cost of Sales and Gross Profit. Cost of product sales and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and non-cash depreciation on manufacturing assets and amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold:

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Product Cost of Sales	1,679,067	49%	$1,575,350	52%	$103,717	7%
Engineering Services Cost of Sales	302,707	9%	—	—%	302,707	NM
Manufacturing Overhead - Unapplied	355,056	10%	794,703	26%	(439,647)	(55)%
Depreciation and Amortization	221,772	6%	252,759	8%	(30,987)	(12)%

Total Cost of Sales	$2,558,602	75%	$2,622,812	87%	$(64,210)	(2)%

Gross Profit	$868,221	25%	$395,962	13%	$472,259	119%

For the three months ended September 30, 2022, gross profit from total sales was $868,211 or 25% as compared to $395,962 or 13% in the same period in 2021.

Manufacturing overhead costs, not already added in Cost of Sales, decreased by $439,647 or 55% for the three months ended September 30, 2022 over the 2021 comparable period to 10% as a percentage of total sales as compared to 26% in 2021. The decrease in the net dollar amount of these unapplied overhead costs in the current period versus the prior period is primarily due to higher portions of these total costs being allocated directly into Product Cost of Sales and inventory.

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

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Research and Development	$3,440,685	100%	$3,397,118	113%	$43,567	1%

Research and development expenses for the three months ended September 30, 2022 increased by $43,567 or 1%, as compared to the same period in 2021. This increase was largely due to an increase of $85,048 in external development expenses and consultants related to our new products, partially offset by a decrease of $32,772 in supplies and consumables.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Selling and Marketing	$1,980,748	58%	$1,653,013	55%	$327,735	20%

Selling and marketing expenses for the three months ended September 30, 2022 increased by $327,735 or 20%, as compared to the same period in 2021. This increase was largely due to a $359,172 increase in salary and salary benefits related expense; an increase of $116,811 in travel related expenses; and an increase of $58,297 in advertising costs, partially offset by a decrease of $101,507 in sales consulting fees; and a decrease of $101,008 in website development and maintenance costs.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

			(as Restated)
	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
General and Administrative	$4,854,014	142%	$5,463,247	181%	$(609,233)	(11)%

General and administrative expenses for the three months ended September 30, 2022 decreased by $609,233 or 11%, as compared to the same period in 2021. This decrease was largely due to a decrease of $383,381 in salary and salary benefits related expenses, which was primarily driven by a $334,095 decrease in non-cash stock-based compensation related to the Company’s LTIP; and a decrease of $348,859 in legal expenses, partially offset by an increase of $58,618 in shareholder and IR related expenses and a $32,008 increase in recruitment and hiring expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in Cost of Sales, for the three months ended September 30, 2022 was $510,099, as compared to $246,902 in the same period in 2021, an increase of $263,197. The increase in depreciation and amortization expense is primarily due to the amortization of our technology license related to the Atomistic Agreements which began on May 12, 2022 and is partially offset by a decrease in depreciation expense related to certain fixed assets associated with machinery and tooling that became fully depreciated in 2021.

Other Income (Expense), Net. Total other income was $488,401 for the three months ended September 30, 2022, as compared to other expense of $115,686 in the same period in 2021, an increase of $604,087. The overall increase in other income was primarily the result of an increase of $542,878 in investment income resulting from the recent rise in interest rates and a higher average invested cash balance period over period; and a decrease of $85,758 in income and other taxes, partially offset by an increase of $24,549 in foreign exchange losses.

Provision for Income Taxes. There was not a provision for income taxes in the respective three month periods ending September 30, 2022 and 2021.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
			Dollar	% Increase
	2022	2021	Change	(Decrease)
		(as Restated)
Sales:
Sales of Products	$7,939,483	$9,657,589	$(1,718,106)	(18)%
Sales of Engineering Services	998,150	193,113	805,037	417%

Total Sales	8,937,633	9,850,702	(913,069)	(9)%

Cost of Sales:
Cost of Sales - Products Sold	6,289,612	7,347,450	(1,057,838)	(14)%
Cost of Sales - Engineering Services	362,003	29,669	332,334	1,120%
Cost of Sales - Depreciation and Amortization	676,720	953,614	(276,894)	(29)%

Total Cost of Sales	7,328,335	8,330,733	(1,002,398)	(12)%

Gross Profit	1,609,298	1,519,969	89,329	6%
Gross Profit %	18%	15%

Operating Expenses:
Research and Development	9,540,272	8,326,431	1,213,841	15%
Selling and Marketing	5,895,332	4,305,632	1,589,700	37%
General and Administrative	15,307,242	16,672,046	(1,364,804)	(8)%
Depreciation and Amortization	1,149,046	731,035	418,011	57%
Loss on Fixed Asset Disposal	—	83,908	(83,908)	(100)%
Impairment of Patents and Trademarks	97,676	66,040	31,636	48%

Loss from Operations	(30,380,270)	(28,665,123)	(1,715,147)	6%

Other Income (Expense):
Investment Income	690,028	45,448	644,580	1,418%
Income and Other Taxes	(98,727)	(138,034)	39,307	(28)%
Foreign Exchange Loss	(215,698)	(126,681)	(89,017)	70%

Total Other Income (Expense), Net	375,603	(219,267)	594,870	(271)%

Net Loss	$(30,004,667)	$(28,884,390)	$(1,120,277)	4%

Sales.   There was a decrease in total sales for the nine months ended September 30, 2022 compared to the same period in 2021 of $913,069, or 9%. The following table reflects the major components of our sales:

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Sales of Products	$7,939,483	89%	$9,657,589	98%	$(1,718,106)	(18)%
Sales of Engineering Services	998,150	11%	193,113	2%	805,037	417%
Total Sales	$8,937,633	100%	$9,850,702	100%	$(913,069)	(9)%

Sales of products decreased by 18% for the nine months ended September 30, 2022 compared to the same period in 2021. Smart glasses revenues declined due to a combination of higher average sales discounts due to larger volume reseller sales, negative foreign exchange comparatives and small decrease in overall unit sales. Sales of waveguides and display engines included in product sales rose by $460,650 for the nine months ended September 30, 2022 as compared to the same period in 2021.

Sales of engineering services for the nine months ended September 30, 2022 were $998,150, as compared to $193,113 in the same period of 2021.

Cost of Sales and Gross Profit. Cost of product sales and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and non-cash depreciation on manufacturing assets and amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold:

	Nine Months Ended	As % Related	Nine Months Ended	As % Related	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Product Cost of Sales	$5,199,951	58%	$5,298,585	54%	$(98,634)	(2)%
Engineering Services Cost of Sales	362,003	4%	29,669	0%	332,334	1,120%
Manufacturing Overhead - Unapplied	1,089,661	12%	2,048,865	21%	(959,204)	(47)%
Depreciation and Amortization	676,720	8%	953,614	10%	(276,894)	(29)%

Total Cost of Sales	7,328,335	82%	8,330,733	85%	(1,002,398)	(12)%

Gross Profit	$1,609,298	18%	$1,519,969	15%	$89,329	6%

For the nine months ended September 30, 2022, gross profit from total sales was $1,609,298 or 18% as compared to $1,519,969 or 15% in the same period in 2021.

Manufacturing overhead costs, not already added in Cost of Sales, decreased by $959,204 or 47% for the nine months ended September 30, 2022 over the 2021 comparable period to 12% as a percentage of total sales as compared to 21% in 2021. The decrease in the net dollar amount of these unapplied overhead costs in the current period versus the prior period is primarily due to more absorption of fixed costs being allocated directly to Product Cost of Sales and inventory.

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

			(as Restated)
	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Research and Development	$9,540,272	107%	$8,326,431	85%	$1,213,841	15%

Research and development expenses for the nine months ended September 30, 2022 increased by $1,213,841 or 15%, as compared to the same period in 2021. This increase was largely due to an increase of $677,871 in external development expenses related to our Next Generation Smart Glasses (Shield) and Blade 2.0; a $522,114 increase in salary and benefits expenses due to additional personnel; an increase of $78,920 in technology licensing fees; and an increase of $68,087 in recruitment and hiring fees, and partially offset by a decrease of $133,328 in supplies and consumables expense.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

			(as Restated)
	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
Selling and Marketing	$5,895,332	66%	$4,305,632	44%	$1,589,700	37%

Selling and marketing expenses for the nine months ended September 30, 2022 increased by $1,589,700 or 37%, as compared to the same period in 2021. This increase was largely due to a $1,178,544 increase in salary and salary benefits related expense; a $251,478 increase in advertising costs; an increase of $308,681 in trade show expenses; an increase of $263,842 in travel related expenses; and an increase of $17,149 in commissions expenses, and partially offset by a decrease of $292,595 in website development and maintenance costs.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

			(as Restated)
	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2022	Total Sales	September 30, 2021	Total Sales	Change	(Decrease)
General and Administrative	$15,307,242	171%	$16,672,046	169%	$(1,364,804)	(8)%

General and administrative expenses for the nine months ended September 30, 2022 decreased by $1,364,804 or 8%, as compared to the same period in 2021. This decrease was largely due to a $985,354 decrease in salary and benefits expenses related primarily to non-cash stock-based compensation which was significantly higher in the first quarter of 2021 due to the vesting of an achieved equity market capitalization milestone under the LTIP; a decrease of $278,152 in shareholder and IR related expenses; a $207,113 decrease in legal expenses; a $140,045 decrease in recruitment and hiring expenses, and partially offset by increases in audit and tax advisory fees of $167,272, insurance premiums of $128,738, and travel related expenses of $44,644, respectively.

Depreciation and Amortization.  Depreciation and amortization expense, not included in Cost of Sales, for the nine months ended September 30, 2022 was $1,149,046 as compared to $731,035 in the same period in 2021, an increase of $418,011. The increase in depreciation and amortization expense is primarily due to the amortization of our technology license related to the Atomistic Agreements which began on May 12, 2022

Other Income (Expense), Net. Total other income was $375,603 for the nine months ended September 30, 2022, as compared to other expense of $219,267 in the same period in 2021, an increase of $594,870. The overall increase in other income was primarily the result of an increase of $644,580 in investment income resulting from the recent rise in interest rates and a higher average invested cash balance period over period; and a decrease of $39,307 in income and other taxes, partially offset by an increase of $89,017 in foreign exchange losses.

Provision for Income Taxes. There was not a provision for income taxes in the respective nine month periods ending September 30, 2022 and 2021.

Liquidity and Capital Resources

Capital Resources: As of September 30, 2022, we had cash and cash equivalents of $90,374,403, a decrease of $29,829,470 from $120,203,873 as of December 31, 2021.

As of September 30, 2022, we had current assets of $109,010,999 as compared to current liabilities of $8,217,818 which resulted in a positive working capital position of $100,793,181. As of December 31, 2021, we had a working capital position of $132,993,899. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the nine months ended:

	September 30,	(as Restated) September 30,
	2022	2021
Net Cash Provided by (used in)
Operating Activities	(17,935,375)	(18,909,428)
Investing Activities	(11,691,543)	(4,340,443)
Financing Activities	(202,552)	115,927,024

During the nine months ended September 30, 2022, we used $17,935,375 of cash for operating activities as compared to $18,909,428 for the comparable period in 2021. Net changes in working capital items were $1,870,484 for the nine months ended September 30, 2022, with the largest factors resulting from a $1,268,857 increase in trade accounts receivables and other accrued receivables and a decrease of $417,298 in net trade payables and accrued expenses.

During the nine months ended September 30, 2022, we used $11,691,543 of cash for investing activities, which included $6,000,000 in payments made towards our $15,000,000 technology license fee commitment (as discussed in Note 6), $5,203,562 for purchases of manufacturing equipment, product mold tooling, and backplane chip design and tooling fees; $362,981 in patent and trademark expenditures; and a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform. For the nine months ended September 30, 2021, we used a total of $4,340,443 in cash for investing activities.

During the nine months ended September 30, 2022, we used $202,552 in net cash from financing activities, which included $251,057 for share repurchases under our Share Buyback Program that was announced on March 2, 2022, and partially offset by $48,505 in proceeds from the exercise of stock options. For the nine months ended September 30, 2021, we received $115,927,024 in proceeds from financing activities, primarily from sales of our equity securities.

As of September 30, 2022, the Company does not have any current or long-term debt obligations outstanding other than Licensing Fee Commitments totaling $9,000,000 related to the Atomistic Agreements described in Note 6 of the consolidated financial statements. The Company also has contractual investment commitments for a backplane chip design under the Atomistic Agreements, as further described in Note 5 of the unaudited consolidated financial statements, which total approximately $9,500,000 and are expected to be funded to Atomistic over the next 15 to 21 months

Additionally in connection with the Atomistic Agreements, the Company entered a Stock Purchase Agreement with the stockholders of Atomistic under which Vuzix will buy Series B Convertible Preferred shares of Atomistic through the issuance of Vuzix common shares based on the achievement of certain Milestones as defined in the Share Purchase Agreement. This will result, depending upon Vuzix’ share price at the time of their issuance, in the Company’s issuance of a minimum of 1,750,000 to a maximum of 2,843,750 common shares to Atomistic stockholders in exchange for convertible Series A Preferred shares of Atomistic over approximately the next 6 to 24 months. Once Atomistic has achieved all its milestones or has them waived by Vuzix, and Vuzix issues the required numbers of Vuzix common shares, in exchange for Series A Convertible Preferred shares in Atomistic that could ultimately be converted into common shares of Atomistic, the Company would ultimately end up owning 100% of Atomistic.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and license fee commitments. We incurred a net loss for the nine months ended September 30, 2022 of $30,004,667 (of which $12,016,334 was related to non-cash stock-based compensation primarily due to our LTIP) and annual net losses of $40,377,160 (of which $17,302,833 was related to non-cash stock-based compensation primarily due to our LTIP) in 2021 and $17,952,172 in 2020. The Company has an accumulated deficit of $233,076,810 as of September 30, 2022.

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s sole discretion. During the nine months ended September 30, 2022, the Company repurchased 36,685 shares of our common stock at an average cost of $6.84. As of September 30, 2022, 36,685 shares of our common stock were held in treasury.

Our operations are financed primarily through net proceeds from the sale of our equity securities. As of September 30, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $90,374,403.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those that are described in “Risk Factors” in this report and under Item 1A and elsewhere in our Annual Report on Form 10-K/A for the year ended December 31, 2021 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below and disclosed on the 2021 Form 10-K/A.

Changes in Internal Control over Financial Reporting

As reported in our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, included in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K/A for the year ended December 31, 2021, our internal control over financial reporting was considered ineffective as of that date as a result of a material weakness. The material weakness that existed at that time was over the Company’s internal control over financial reporting related to the methodology utilized by the Company to calculate the fair market value of the LTIP stock options issued in March 2021 for the achievement of certain equity market capitalization milestones, and the Company’s subsequent identification and correction of an error in that calculation.

In the first quarter of 2022, we designed and, to the extent possible, implemented control improvements to remediate the material weakness stated above, which included; (i) a more robust and comprehensive review by management each period to identify unusual and non-routine transactions, (ii) a process to identify and engage resources, including third-party resources, with the technical accounting expertise needed to timely address any complex technical accounting issues that affect our consolidated financial statements, and (iii) a more robust process for the selection of third-party specialists and management review of their work.  As of September 30, 2022 not enough time has passed from the implementation of these new procedures to allow for successful control testing that would evidence that this control weakness has been fully remediated.  However, management expects to show full remediation of this material weakness in 2022.

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

We are not currently involved in any actual or pending legal proceedings or litigation that we consider to be material, and we are not aware of any such proceedings contemplated by or against us or involving our property.

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2021. Except as set forth below, there have been no material changes from those risk factors. The risks discussed in our 2021 Annual Report and described below could materially affect our business, financial condition and future results.

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

VUZIX CORPORATION

Date: November 9, 2022	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)