Form 10-K
period 2022-12-31
Vuzix Corp
filed 2023-03-01
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑      No ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2022 was approximately $409,000,000 (based on the closing price of the common stock of $7.10 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 1, 2023, there were 63,207,674 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2023 annual meeting of stockholders.

ii

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements concerning:

●	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expense;
●	the effect of competitors and competition in our markets;
●	the impact of further pandemics like COVID-19 on our business and our response to it;
●	our wearable display products and their market acceptance and future potential;
●	our ability to develop, timely introduce and effectively manage the introduction of new products and services or improve our existing products and services;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to attract and retain customers;
●	our ability to accurately forecast demand and adequately manage inventory;
●	our ability to deliver an adequate supply of product to meet demand;
●	our ability to maintain and promote our brand and expand brand awareness;
●	our ability to detect, prevent, or fix defects in our products;
●	our reliance on third-party suppliers and manufacturers, as well as logistics providers and our limited control over such parties;
●	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
●	our ability to attract and retain highly skilled employees;
●	the impact of foreign currency exchange rates;
●	the effect of future regulations; and
●	general market, political, economic and business conditions.

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

PART I

Item 1.    Business

Company Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices, also referred to as head mounted displays (“HMDs”) in the form of Smart Glasses and Augmented Reality (AR) glasses. Our wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include a built-in computer, cameras, and sensors that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, enterprise data, social media or entertainment applications effectively connecting the metaverse to the real world. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses and AR glasses create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. This includes the representative forms such as augmented reality (AR), mixed reality (MR) and extended reality (XR) and the areas interpolated to all real-and-virtual combined environments. Our solutions are proven to help our customers improve their operational efficiency and allow users of our glasses to operate hands free.

Today’s near-eye or HMD products for AR, MR, XR and Virtual Reality are typically large goggles which are bulky and as a result, they have limited mass-market appeal. We have developed thin optics, called waveguides, that are fully see-through and enable miniature display engines to be mounted in the temples of the HMD which allows the form factor of the Smart Glasses to be near comparable to conventional eyeglasses. Our Smart Glasses and AR glasses are designed for all day use cases and are small enough to fit in a user’s pocket or purse. No external cabling or tethering to an external computing device is required to use our current Smart Glasses unlike most competitors today.

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

We believe that our compact display engine technologies coupled with our waveguides are a key differentiator for enabling next generation AR and Smart Glasses hardware for the enterprise and many other market segments because they will ultimately allow us to make HMDs nearly indistinguishable from regular fashion forward eyeglasses. We believe that key growth areas for us currently are the enterprise, medical, defense, and security and then ultimately will expand into broader consumer markets. We are addressing most of these markets by developing and selling our own finished products and building a growing eco-system of software and services internally and with our value-added resellers (VARs), distributors, software developers and end customers. Another potential channel to these markets that we are in the early stages of developing include the sale of components to Original Equipment Manufacturers (“OEMs”) where we intend to supply mass production of our waveguide optics and display engines to select third parties to use in their products or provide a white-labeled AR Smart Glasses reference design that select third parties can customize and sell as a branded product.

We have developed our own intellectual property portfolio that includes not only patents, but also over 25 years of manufacturing know-how, software, proprietary processes, materials, and equipment to create high performance waveguides, and near-eye display products. Our in-house waveguide manufacturing processes and equipment has the ability to produce in volume and at broad market price points.

In 2022, we began investing in our own next generation micro-LED display technology with Atomistic SAS, a new entity based in France with whom we are engaged as a partner. We believe our technology, intellectual property portfolio and established position in the marketplace give us a leadership position in AR and Smart Glasses products, waveguide optics, micro LEDs and display engine technology.

Our History

Historically, we have focused on three markets: the consumer markets for VR, entertainment and mobile video; Smart Glasses products for enterprise; and night-vision display electronics and rugged mobile displays for defense markets. We introduced our first HMD products over 25 years ago and we have offered numerous product models and versions with ever-advancing features and capabilities that have served these three markets. In June 2012, we sold the assets that produced products and provided services to military organizations and defense organizations and exited the defense and security markets by giving that buyer a non-compete period of exclusivity for 10 years. Effective June 2022, all market restrictions in the defense and security space for the Company expired and, as a result, we have resumed marketing and sales initiatives directly into the defense and homeland security markets.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of wearable displays and computers including AR glasses and Smart Glasses solutions, as well as manufacturing related components needed to build such products, to third party OEMs. We strive to be an innovator in designing wearable display devices that can enable hands-free enterprise productivity applications, see-what-I see remote viewing and AR applications. We seek to generate top and bottom-line revenue growth through the continued introduction of new AR Smart Glasses, waveguides and display engines, and, to a lesser degree, software applications and solutions.

To broaden our position as a leading provider of wearable display products for AR and hands-free computing, as well as waveguides and display engines for OEMs, we seek to:

●	develop innovative products based on our unique technology for both specialized and large enterprise and medical markets, as well as for defense and security;
●	develop a suite of software applications that can take advantage of our products, offering these solutions bundled with our hardware and through our “app store”;
●	promote and enhance the development of third-party software that can take advantage of our products, including offering apps and software through our own “app store”;
●	sell our products or license our technology to third-party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);
●	sell our waveguide products to OEMs as a standard product or on a custom order basis to meet their design requirements;
●	develop new micro-display engine products utilizing third-party displays and ultimately our own micro LED displays to sell to third-party OEMs
●	build or acquire our own internal capabilities to deliver SaaS-based solutions directly to our customers;
●	extend our innovative and proprietary technology leadership;
●	enhance and protect our intellectual property portfolio;
●	broaden and develop strategic relationships and partnerships;
●	establish multiple revenue sources;
●	improve brand recognition;
●	provide excellent products and service; and
●	attract and retain highly qualified personnel.

Our strategy is also to create a leadership position as a worldwide supplier of waveguide optics and near-eye display technology solutions for applications in high growth segments of the enterprise and consumer electronics industry by capitalizing on our experience and expertise in wearable displays and computers. We aim to provide waveguides, display engines and complementary optics to enable OEM customers to serve a variety of markets with new enhanced display electronic products. Some key elements of our OEM strategy to achieve these objectives include:

●	strengthening our technology leadership;
●	optimizing waveguide manufacturing efficiencies while protecting proprietary processes;

●	investing in new micro LED display technologies and products such as backplanes and the micro LEDs themselves;
●	developing OEM and mass production partnerships in the AR Smart Glasses market; and
●	leveraging third-party technology and marketing strategic relationships.

The Market

The mobile phone has evolved into a ubiquitous, location-aware, and powerful smart mobile computing device. Mobile technology has redefined the way people interact with their world, both at work and play, and it has become an essential technology for most individuals around the globe. We believe that interactive AR content, Artificial Intelligence (“AI”), Edge Computing, internet of things (IoT), and speech-based cloud services will significantly further change the way such mobile computing devices are used and how content is delivered to the user, including the enabling of new experiences that cannot be experienced in any other way. We believe head-worn displays that are hands-free can connect the digital world to the real world and have the ability to change the future of the computing industry.

Current mobile display technology is almost universally based upon direct view screens. These displays are designed to be handheld and small to make portability easy. Our products provide hands-free virtual large screens that are interactive and fit into eyeglass form factors. AR-based displays are designed to be "see-through" or "see-around" and allow the user to still see and interact with their surroundings. They may contain one (monocular) or two (binocular) displays.

Our business for the last five years has primarily focused on enterprise, industrial and medical markets. We believe the demand for head-worn displays in these markets is being driven by such factors and expectations as:

●	the continued growth of mobile computing devices;
●	an increasing number of “ready-to-go” hands-free enterprise, commercial and medical applications for which our products are well-suited;
●	increasing demand for Internet, and cloud services’ access “anywhere, anytime”;
●	the expansion of IoT that enables the exchange of information amongst smart connected devices to improve timeliness and visibility;
●	the need for better efficiencies from training and on-boarding to the ROI created by having hands-free mobile computing allowing frontline workers to work more efficiently and accurately;
●	the need to solve complex problems remotely ranging from medical technologists and doctors in a surgery to equipment in factories around the world; and
●	the growing use of AR/XR applications that will drive the need for head-worn display solutions to replace the need to hold up handheld devices to use the applications.

As a result, we believe that our near-eye display technologies can significantly increase user satisfaction and allow for widespread AR adoption and applications.

Target Markets

We offer smart wearable display and computing products that enable the development and deployment of AR applications. AR Smart Glasses enable the wearer to see computer-generated information, graphics or images projected into the real-world environment or upon an object that the user is observing.

Our target markets and applications by sector are:

Enterprise

Our Smart Glasses products are currently focused on the enterprise market, including sectors such as industrial and medical. These Smart Glasses products run native Android applications within the glasses that, for example, allow them to stream video in real-time, scan bar codes, share visuals that are related to the work at hand and much more, all of which are highly useful for many enterprise applications. We believe that increasing demand for easy and instant data accessibility in a wide variety of commercial and industrial markets offer significant opportunities for our products. The benefit of hands-free mobile displays and computers over a handheld device or laptop on a cart is significant. Most mobile workers need the use of their hands while working and having ready access to the information required while being hands-free can significantly improve their work performance, enhance safety, and reduce errors. Our Smart Glasses are being used for numerous applications including: remote service video support, wearable computer displays, viewing of wireless sensor data, quality assurance, hands-free access to work instructions such as assembly checklists and manuals, in-the-field maintenance, warehouse pick-and-pack, real-time viewing of remote images, and training and education. There are many reasons why enterprise users are adopting Smart Glasses, such as for:

•	Increasing productivity;
•	Eliminating travel costs;
•	Improving worker safety;
•	Lowering carbon footprint;
•	Reducing worker errors; and
•	Protecting worker health

Medical

The healthcare industry continues to be an early adopter of Smart Glasses to deliver a variety of benefits in and outside of the operating room. Our Smart Glasses are being used in operating rooms to enable MedTech experts, assisting surgeons, medical student training, patient care, and other healthcare professionals to see and communicate with surgeons in real-time. This unique solution empowers surgeons, medical device specialists, and other experts to work together remotely without incurring costly expenses to commute on-sight for consultations and surgeries. Our Smart Glasses are also being used in telemedicine for remote calls made to provide a virtual presence within hospitals and senior care facilities that are video broadcast securely. Further, our Smart Glasses provide virtual training, health care for patients in the ICU and the operating room, and assistance in performing virtual patient rounds.

Security and First Responders

Our Smart Glasses, particularly the versions that have a sunglass look, have the potential to become disruptive and market changing products for security providers and first responders such as police and firefighters. We believe there are significant business opportunities in having the Vuzix smart glasses offering a traditional eyeglass unique form factor that can assist law enforcement and security personnel in keeping people safe or identifying suspicious persons or those associated with unlawful activities. The ability to deliver video feeds and real-time facial recognition and weapons detection alerts in a covert fashion to our smart glasses wearers literally provides security personnel and first responders with eyes in the back of their heads, allowing them to view and interact with their immediate surroundings while also staying remotely connected and informed.

Consumer

We believe that the most significant driver of longer-term wearable display market adoption that will change the future of computing and will result in broad adoption of AR smart glasses in smaller wearable packages will be the augmentation of the real world with cloud-based information. This capability will allow smart phone users to be able to keep their phones in their pocket and at the same time still receive location-aware content overlaid with their real-world view. These glasses are expected to be ideal for consumer needs such as language translation, closed captioning, messaging, directions, health reporting, and workout status, amongst many other things. The advent of AI programs such as OpenAI and ChatGPT are expected to, if anything, create awareness that could significantly accelerate this demand in the upcoming years. We believe that the keys to the consumer AR market are fashion forward light weight smart glasses that have the ability to support the user’s prescription. Vuzix new OEM solutions offerings are pointed directly at solving for these needs.

OEM Waveguide Optics and Display Engines

We believe our waveguide and display engine technologies address the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption and longer operational life. As we manufacture our waveguides and display engines in higher volumes at reduced costs and capitalize on our waveguide manufacturing expertise, we believe that our products will be increasingly well-positioned to compete with other see-through optics and displays, particularly as demand expands for sophisticated mobile computing devices offering higher resolution and better image quality for AR/XR and Smart Glasses applications. We are developing, with partners, new micro LED display technologies that should greatly increase the ability to offer high resolution displays that can overlay AR information and graphics to wearers in nearly any environment. The goal is to have extremely efficient full color micro displays capable of high brightness for use in any conditions. We believe that our waveguide and display engine technologies address the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption and longer life.

Products

We produce and sell AR Smart Glasses for a variety of applications. Our products are available with varying features and are currently offered as both monocular and binocular display systems.

Our current products include:

M400 and M4000 Smart Glasses (M series)

The M400 and M4000 (the current “M series”) products are our monocular smart glasses designed for enterprise, industrial, commercial, and medical markets. The M400 is Vuzix’ work-horse Smart Glasses offering with its enhanced capabilities and is our fourth model in this family. This product began commercial production in September 2019 and the M4000 was introduced to the market and entered volume production in September 2020. The M400 is equipped with an occluded nHD OLED display and the M4000 employs our latest see-through waveguide optics with a WVGA DMD display. These two products include an Android-based wearable computer similar in performance to a modern smart phone, enhanced with a wearable monocular display, speech control, camera, sensors and wireless connectivity capabilities. These Smart Glasses serve up the digital world “hands-free”, offering access to information to augment the real world, data collection and more. Monocular products, due to their single eye display, are best used for push notifications and “information snacking”. Integrated head tracking, camera, touchpad, buttons and speech recognition gives versatility to navigate and use these M-series Smart Glasses in almost any environment. These products include pre-installed apps that can be used to record and play-back still pictures and broadcast quality video, track timed events, manage a user’s calendar, link to a phone, scan barcodes and much more. We offer connector applications, with annual subscriptions, that allow the smart glasses to join the most popular video conferencing applications including Microsoft Teams, Zoom, Blue Jeans, WebEx Teams and others. These products can provide enhancements to existing workflows and open new opportunities in industrial, medical, retail, supply chain, remote help desk, and many more aspects of our customers’ businesses.

The M4000 offers all the performance and functionality of the M400, and features Vuzix’ proprietary waveguide optics to provide a non-occluded, see-through, heads-up display with higher display resolution.

Vuzix Blade® Smart Glasses

We introduced the Blade Smart Glasses as a monocular system at CES 2018. In September 2022, we introduced the Blade 2, an upgraded replacement version, which added a host of advanced features and performance, including stereo audio, improved CPU performance, Android 11 OS and an autofocus camera, all to help meet the needs of connected workers. We believe the Vuzix Blade is the natural evolution of AR smart glasses by providing the user with a wide range of features and capabilities in a natural glasses form factor. The display imagery is projected visually out in front of the user like the heads-up display in a car. Current applications range from basic text messaging and answering the phone to overlaying mapping directions, menus, work instructions, documentation, biometrics and much more. The intuitive and feature-packed Vuzix Blade OS allows the user to simply and intuitively navigate via simple swipes and taps, or leverage voice controls and external AI systems, allowing users to leave their phones in their pockets for most functions and adds the ability to connect the information being presented to the real world, including that from cloud-based speech AI platforms such as Amazon Alexa. The Blade also has connector applications, with annual subscriptions, that allow the glasses to join the most popular video conferencing applications including Microsoft Teams, Zoom, Blue Jeans, WebEx Teams and others. We believe the Blade Smart Glasses is the first natural step to replacing the smart phone with a ubiquitous wearable device for all.

Vuzix Shield™ Smart Glasses

We introduced the Vuzix Shield Smart Glasses, which we believe is a revolutionary leap for enterprise AR smart glasses, as our first binocular AR system utilizing micro LED displays at CES January 2022. The Vuzix Shield Smart Glasses offer all the computing power and performance of our M400 series platform and its related enhanced AR capabilities coupled with Vuzix' proprietary waveguide optics driven by miniature micro LED stereo displays to provide a completely non-occluded see-through heads-up display. Housed inside lightweight, stylish, prescription-ready safety glasses combined with stereo HD cameras, the Vuzix Shield delivers a singular wearable AR experience. The Shield, when commercially released in the first half of 2023, will also have connector applications, with annual subscriptions, that allow the glasses to join the most popular video conferencing applications including Microsoft Teams, Zoom, Blue Jeans, WebEx Teams and others.

Vuzix Ultralite™ Smart Glasses

We announced in November 2022 the introduction of the Vuzix Ultralite™ AR Smart Glasses platform as a go-to-market ready, turnkey offering. Weighing just 38 grams and power-efficient with two days of run-time on a single charge, Vuzix Ultralite™,we believe, is the world’s most fashion forward smart glasses available today and is designed specifically for both enterprise users as well as the broader consumer market. Vuzix’ advanced monocular waveguide optics and custom micro-display engine work together to create a crisp, transparent image that delivers all the important information on a user’s smartphone/watch, hands-free right before their eyes. Vuzix has started working with select industry-leading and global consumer electronic technology and fashion brands around the Vuzix Ultralite™ platform to bring the ultimate in lightweight, affordable smart glasses solutions to market. This CES 2023 award winning product is expected to commence commercial shipments by the end of summer 2023.

Mobilium® Logistics Mobility Software

We acquired Moviynt®, a US-based SAP Certified ERP platform software solution provider, to support hand-held mobile phones and scanners used in logistics, warehousing and manufacturing applications in November 2022. Moviynt, a boutique-specialized software firm which was founded in 2018 by three principals, has developed a logistics mobility software platform (Mobilium®) which eliminates traditional middleware, and is device agnostic. Mobilium can ultimately support multiple ERP systems and modern-day warehouse picking with wearable devices such as Vuzix’ smart glasses, handheld devices such as scanners, and even mobile phone-based systems. Moviynt’s SAP studio product is highly configurable and allows customers to customize and optimize specific mobile workflows for a given use case. Moviynt’s core technology and architecture consists of a certified SAP gateway module, IOS and Android client and mobile apps that run on a wide range of handhelds and wearables. This technology is unique in that it plugs directly into the customer’s SAP environment and does not require any new hardware, middleware or intermediate servers to process warehouse and logistics related transactions such as cycle counts and picks and transfers on the shop floor. Moviynt’s technology is SAP certified and compatible with other ERP systems including Oracle, which will also be fully developed and supported over time.

●	The acquisition of Moviynt further positions Vuzix as a software solutions provider capable of expanding access and interaction between wearable and handheld devices that will help drive further market adoption to manage day-to-day business activities such as supply chain operations that are tied to ERP systems.

Applications for Smart Glasses

Dozens of standard applications that are optimized for use with the growing lineup of Vuzix AR Smart Glasses are included on the devices and available for download from the Vuzix App Store. Many of these applications are similar to what is available to the customer with modern smart phones. These standard applications are designed to be simple to get started and easy-to-use, and we believe can immediately provide the fundamental benefits of Smart Glasses to novice and expert users alike.

Vuzix also resells a variety of other applications, including TeamViewer Frontline and Vuzix Remote Assist (VRA), which provide remote telepresence capabilities, otherwise known as “see-what-I-see” video collaboration and work instructions, amongst other features. VRA enables an operator, mechanic, field technician or consultant to communicate in a hands-free manner with a remote expert to drive “just-in-time” video support of a process or repair. These applications increase productivity and customer satisfaction by sharing information between field technicians and remote support experts. The VRA app enables Vuzix Smart Glasses customers to multiply their expert workforce, eliminate the high costs of travel, improve customer service levels and equipment operation and accelerate knowledge transfer and training. We are offering the VRA app on a monthly or one-year subscription basis. We have also developed “connector” applications to enable third party applications like Zoom, Cisco WebEx, Microsoft Teams, BlueJeans and others, for use with our smart glasses. In some cases these applications will be free to the user and in others we will charge annual fees.

Vuzix’ position as a Smart Glasses supplier fills a market need that can be long lasting and could be the basis of the future of computing if the glasses are developed into a much larger integration within current and future technology ecosystems. The idea that the Smart Glasses alone will lead to major innovations and use cases is a typical “chicken and egg scenario” that has played out in almost every massively disruptive technology advancement. The “build it and they will come” mentality works only when you build the “whole thing” or if you have a large enough ecosystem. Vuzix’ Smart Glasses have all the features and benefits consumers expect of a modern tablet or smart phone with the added benefit of being worn ergonomically on one’s head, allowing for hands-free operation, and at the same time connecting the visuals in the glasses to the real world. The steady advances in the Smart Glasses hardware are impressive but this alone is not what is driving market adoption to date. The “whole thing” is the solution to solve the customer pain point, problems and/or inefficiencies while simultaneously creating another use case in the form of a toolbox that allows for new innovations or products.

We believe Vuzix is gaining market awareness and has the opportunity to move up the value chain, increase market share and to create a sustainable higher software subscription margin business by:

●	Properly implementing a digital solution strategy that retains more of the customer relationship across a wide range of industries; and
●	Improving Vuzix’ participation in more areas of the customer relationship and having less reliance on VARs to deliver the full solution. When VARs are heavily involved in the middle of the relationship, Vuzix is primarily relegated to being a product manufacturer and seller. There is significant customer value that can be captured by adopting a solutions model including recurring revenue opportunities.

App Store for Smart Glasses

We also have an app store on our website where users can download and purchase Smart Glasses applications, including third-party apps. We continue to foster the development of an ecosystem of third-party developers to offer applications and trials for their smart glasses apps, many of which will be sold on an industry common revenue share model, with the publisher receiving approximately 70% of the subscriptions collected. Supported by Vuzix’ new App Store, developers can offer or sell their applications to all Vuzix Smart Glasses users, expanding into an ecosystem of AR applications for real world use today. The app store supports free, one-time fee, and paid subscription monetization models. The Vuzix third-party developer community is able to leverage the open Android platform of the Vuzix M-Series and the Vuzix Blade to bring new and creative ideas to life.

Waveguide Optics, Display Engines and Design Reference Kits

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

Custom Solutions and Engineering Solutions

Historically, we have provided fully-integrated wearable display systems, including head mounted displays, human computer interface devices, near-eye display-related engineering services and wearable computers to commercial, industrial and medical customers. Starting in June 2022 after the expiry of a 10-year non-compete, we are again able to market and sell to defense, first responders and security customers. Such potential customers include police, fire fighters, EMTs, other first responders, and homeland and border security personnel.

We have an outward facing section of our website dedicated to offering our OEM and engineering services around our waveguides and display technologies. Waveguides require a display engine built for the purpose of the intended design. Vuzix is able to address most of these design specifications regardless of size, light coupling, power consumption, or resolution.

Defense and Security Products

As noted above, in June 2022, the 10-year non-compete restrictions with the buyer of our former defense division, TDG Acquisition LLC (DBA – Six15 Technologies (“Six15”)) expired. This allows us to again pursue, on an unrestricted basis, opportunities related to the Company’s smart glasses and waveguide optics technologies into these expanded market opportunities related to first responders, US Department of Defense, Security Organizations and the Military.

Product Development

We believe that the continued introduction of new products in our target markets is essential to our growth. Our products tend to have two to three-year life cycles. We have assembled a group of highly skilled engineers who work internally as well as with external consultants to continue our product development efforts. Our primary development efforts are focused on waveguide optics (and their manufacture), projection engines, new micro LED-display technologies, low-power electronic designs, firmware and wearable computing software, and the design and ergonomics of wearable displays. Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. We expect to increase our research and development expenditures in the future and as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may continue to do so in the future.

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

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to advanced optics systems including passive and active see-through imaging waveguides, micro-

projection display engines, investments in micro LED displays, and specialized software drivers and applications for wearable displays and computers. We also have a portfolio of trade secrets and expertise in nano-imprinting using high stability mold substrates, nano structure embossing, and engineering tool-sets for the design and manufacturing of diffractive waveguide optics.

We believe that display engines are also important for commercializing wearable displays. We have developed a proprietary micro digital light processing (DLP) based engine and micro LED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners in the micro LED arena and unveiled our first micro LED display-based binocular AR Smart Glasses called the Shield as well as the Vuzix Ultralite at CES 2023. These next generation waveguides and Micro LED display engines have allowed us to shrink the entire assembly to fit in the space available in a typical off-the-shelf pair of sports sunglasses in the case of the Shield and reading glasses in the case of the Ultralite.

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

On May 12, 2022, the Company signed a series of agreements with Atomistic SAS, a French company that is developing new micro LED displays and a related backplane. These agreements provided for an exclusive license by the Company of key micro LED technology and for the custom design of a backplane, for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating to certain deliverables and the achievement of performance milestones by Atomistic. On December 16, 2022, the Company signed new agreements with Atomistic (the “Atomistic Agreements”) that superseded the prior May 12, 2022 agreements, whereby the scope for the construction of a backplane was modified and the Company obtained an additional license in an alternative self-emissive micro LED technology. This multi-year project, if this new IP proves out, could result in industry-leading very efficient full color HD micro LED displays in an extremely small form-factor.

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

See-Through Waveguides:  We have developed a range of patents and patents-pending around our see-through waveguides, as well as passive, dynamic and diffractive optics-based waveguides that are the basis for some of our future slim wearable display AR and smart glasses products. We are striving to develop ultra-compact micro-display engines to magnify and focus the light from a display into a user’s eye. Our development goal with these waveguides is to create AR-based wearable displays that will appear to others as practically indistinguishable from today’s conventional sunglasses by most measures, including comfort, size, weight and ergonomics.

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

Custom Display Engines: We have patents and patents-pending on intellectual property around micro DLP display engines. We have also worked on very compact micro LED projectors and are also working on micro LED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners on micro LED engines, both monochrome and color, and have delivered preliminary evaluation systems to select partners and potential OEM customers.

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

We believe that our intellectual property portfolio, coupled with our supplier relationships and accumulated experience in the near-eye display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, and patents are critical to our success and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, including manufacturing processes and procedures, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators, to enter into confidentiality, invention assignment, and non-competition agreements with us.

Our technologies enable us to provide low-cost, small form factor, high-resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 148 issued U.S. and foreign patents and 130 pending U.S. and foreign patent applications. We are also currently preparing several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates to January 24, 2040. In addition, in connection with the sale of our defense division in 2012, we received a worldwide, royalty-free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have 7 registered U.S. trademarks and 79 trademark registrations worldwide.

Competitors

The near-eye wearable computer or personal display and mobile device industry in which we operate is highly competitive and evolving rapidly. We compete against both direct view display technology in smart phones and tablets and wearable display technology. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, AR capabilities, ergonomics, style, hands-free capabilities and, lastly, the interactive capabilities of the overall display system.

Aside from direct view displays, we also have competitors who produce near-eye personal displays or wearable displays. For the past decade, most of these products were mainly low-resolution, bulky in size, ergonomically deficient, costly, and heavy in their power requirements.

Competition – Binocular Wearable Display Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using micro-displays or smaller flat panels. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Microsoft Corporation, Avegant Corp., Meta (formerly Oculus/Facebook), HTC Corporation, Razer Inc., HP, Lenovo and many others. Some of these firms have discontinued their efforts while others continue to introduce new products. We believe that most these competitive products have received limited customer acceptance, except for Meta’s products, due to their being bulky, limited operating time, and when connected to a computer, extra cables. Despite their size, VR headsets from companies like Meta and Sony have been selling in the millions of units, primarily for game applications. VR systems are either standalone devices or require a wire to be connected to a PC to operate. To date, the most popular units have been standalone devices from Meta which incorporate a computer similar to the ones used in our smart glasses products.

Competition – AR Glasses

In the AR markets, there are currently few competitors with most of this market currently aimed at the high-end and research markets. Companies that have offered or are offering products or intend to do so in this area include Microsoft Corporation, Sony Corporation, Epson, Lenovo, Magic Leap, Nreal and CastAR. Further, industry watchers have speculated that companies such as Apple, Google, Snap, and Meta may offer or support AR wearable display products in the future, but to date, no specific product launch details have been officially announced. Today, many of these products are fairly bulky and are typically tethered to an external controller. Some are using external view cameras to simulate an AR environment where the wearer can see the outside world in effectively a pair of VR goggles with limited success thus far. The Meta Quest Pro announced in fall of 2022 is an example of this and it retails for $1,500. Many are being sold as AR Smart Glasses and are currently targeted at enterprise and academic researchers. The most complete and functional systems today are the Microsoft Hololens II and the Magic Leap Two, both of which cost $2,295 - $3,500 per unit. And Magic Leap 2 for Enterprise starts at $4,999 and higher based upon features purchased.

Competition – Monocular Smart Glasses and Wearable Display Products

Although several companies produce monocular wearable displays, we believe that the market opportunity for these products, other than night vision products, has been limited primarily to trial tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Competitors in these markets include or have included: Google/Alphabet, Lenovo, RealWear, Iristick, Liteye Systems, Inc., Lumus, Zebra Technologies (inclusive of the business unit formerly part of Motorola), Six-15 Technologies, LLC (the purchaser of our defense division), Optinvent, Shimadzu Corporation, Sony Corporation, Kopin Corporation, tooz technologies GmbH, Creative Display Systems, Brother, Garmin, BAE Systems, Focals by North (acquired by Google), and Rockwell Collins.

Several Japanese electronics companies including Hitachi, Murata Manufacturing Co., Sony Corporation, WESTUNITIS, and Olympus have or had announced monocular smart glasses systems for industry and many have exited the business over the last three years. There are also several China-based companies that have been showing monocular smart glasses products, including Lenovo but their sales activities thus far have been somewhat limited and focused primarily on Asia. We expect that we will encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

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

Competition – Waveguides and Display Engines

There are a limited number of manufacturers of waveguide optics, all targeted at OEM producers of AR and smart glasses. Competitors to our waveguide products include Lumus, WaveOptics (acquired by Snap), Digilens,

Dispelix, Optinvent and several others. In addition, several new waveguide manufacturers from China have begun demonstrating their solutions at recent trade shows. Snap Inc. recently purchased WaveOptics and it appears that Snap is planning to use such waveguides for their own internal solutions and likely no longer will be competitive as a waveguide component supplier.

Sales and Marketing

Sales

Our strategy is to sell our products and components both directly and through distributors and value-added resellers (VARs – also referred to as Vuzix Integration Partners or VIPs), and on a select basis to OEMs. As a result, we have distinct strategies for the sales of our products.

In the Smart Glasses and AR markets, we are currently focused on the enterprise space and as such are building strategic marketing relationships with software firms and distributors to address and support enterprise customers. We are, in parallel, supporting a VAR network with leading companies in various vertical markets from warehousing to field service to medical. These VARs provide their software and services offerings to their respective customer bases. We are also supporting select larger key accounts and distributors with our in-house direct sales team. For our Smart Glasses, we continue to foster an ecosystem with application developers from around the world. We also have our own hosted application store where our Smart Glasses customers can download and purchase applications and software developer kits.

We currently sell our products internationally through resellers, distributors, direct to commercial customers, and via online stores and various Vuzix operated web stores in the USA, Europe and Japan. Our international focus is currently on Japan and the EMEA (including the UK, Europe, Middle East and Africa). In Japan, we have a branch sales and service office and a small warehouse in Tokyo. We have a wholly-owned subsidiary, Vuzix (Europe) Limited, through which we conduct our business in the EU and Middle Eastern markets. We maintain small European sales offices in Oxford, England and Munich, Germany that are staffed by full-time sales consultants or employees. For warehousing, we have contracted with a third-party fulfillment center based in the UK and the Netherlands to service our customers in the EMEA. We also currently serve other APAC customers through North American West Coast and Tokyo sales offices.

For customer support for the EMEA, we have contracted with a third-party end-user technical support firm that provides sixteen (16) hours of customer and technical support daily.

We intend to primarily provide our Vuzix Ultralite OEM platform, waveguide and miniature display engine modules and optics components to select OEMs to incorporate into their branded products and sell through their own well-established distribution channels. An OEM/ODM design cycle typically requires between 6 and 24 months, depending upon the uniqueness of the market, and the complexity of the end product. Because our waveguides and display engines are the main functional component that define the imaging as well as look and feel of many of our potential OEM customers' end products, we intend to work closely with these customers to provide technical assistance throughout their product evaluation and any eventual integration process.

We believe that the technical nature of our OEM products, including waveguides and display projectors with micro-displays, demands close relationships with such customers. Our sales and marketing staff, assisted by our technical staff and senior management, visit prospective and existing customers worldwide on a regular basis. We believe these contacts are vital to the development of a close, long-term working relationship with our OEM customers, and in securing accurate and regular forecasts, market updates and information regarding technical and market trends. We also participate in industry specific trade shows and conferences.

Marketing

Our marketing and sales group, in conjunction with external firms, is responsible for product management, planning, advertising, marketing communications, and public relations. We have both internal and external public relations efforts in the U.S. and UK. We also employ marketing firms to help prepare brochures, packaging, tradeshow messaging and advertising campaigns, focused on either the enterprise or consumer end markets. Most of our products are currently sold under the Vuzix brand name. We seek to have Vuzix become known as one of the premier suppliers of wearable display products for enterprise applications and AR smart glasses. We currently undertake specific marketing activities as needed, including, but not limited to:

●	product reviews, case studies and promotions in trade publications;
●	case studies and white papers on successful enterprise uses of Smart Glasses and AR;
●	product and technology views for our website and social media;
●	internet search engine ads and social media advertising and targeted emails;
●	public relations; and
●	trade shows and event sponsorships.

We engage in select marketing efforts that are intended to drive customers to our products and to help to grow awareness of our AR Smart Glasses and wearable displays in general. Public relations and product videos are an important aspect of our marketing and we intend to continue to distribute samples of our products to key industry participants.

Our Smart Glasses are sold through distributors, valued-added resellers, direct to end customers, through our webstore, and through a limited number of third-party online stores, such as Amazon. Our website, www.vuzix.com, is an important part of our direct sales efforts.

Engineering Services and OEM Products

We primarily respond to sales inquiries for our engineering services programs and OEM component requests directly and usually in response to inbound inquiries. We do not offer “works for hire” services at Vuzix but rather offer our services to opportunities that could result in advancing our technology or develop into a long-term supply or OEM relationship. We believe that we have established a strong reputation for quality, performance, and innovation for wearable near-eye display systems, waveguides, and display engines that will be attractive to many types of commercial users who want to leverage our services and products within their businesses. We continue to receive inbound requests for engagement related to our proprietary waveguide optics and miniature display engines from some of the world’s largest consumer and mobile electronics firms. Our business strategy is to commercialize our waveguide and display engine technologies and products to permit select ODMs and OEMs to integrate and embed our technologies and products in a way that best matches their unique capabilities and timeline for bringing their products to market. Our design and engineering staff are actively involved with customers during all phases of prototype design through to production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance.

Manufacturing

We purchase product components from our suppliers, engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies, and now do the final assembly of our products primarily in our West Henrietta, New York facility. We are experienced in the successful production of our products in moderate volumes. Our current facilities are capable of producing tens of thousands of finished products annually, and we believe producing out of these facilities at these levels is more economical and easier to manage than through third parties. We also manufacture all of our waveguide optics in our cleanroom environments at our West Henrietta, New York facility. We evaluate contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers. However, we also expect to manufacture all of our waveguide optics only at our West Henrietta, New York facility. In October 2022, we announced the signing of a new lease agreement for additional floor space in a building adjacent to our West Henrietta facility for the express purpose of expanding our waveguide production capacity.

We currently purchase almost all of the micro-displays used in our products from Sony Corporation, Jade Bird Display and Texas Instruments. Our relationship with these micro-display suppliers is generally on a purchase order basis and none have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis, nor do we have any contractual obligation to purchase micro-displays from them. We have operated this way for over a decade with these suppliers. Our Cobra II display engine is based on our proprietary design and is exclusively manufactured for us by a firm in Asia and it incorporates a DLP engine from Texas Instruments. We generally procure our other non-micro-display components and products from our vendors on a purchase order basis without any long-term commitments. Many of the raw materials used in our components are standard to the consumer electronics and computer industry. We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. In some cases, we procure specific components and either sell them or consign them to our contract manufacturers. Products are either shipped to our customers or shipped to our West Henrietta, New York facility to be inventoried as finished goods. We currently use several manufacturing sources in Asia where we have located some of our tooling.

While we do not manufacture our components, other than waveguides, we do own the tooling that is used to make our custom components. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products if they are co-branded. Such third-party products represented less than 5% of our sales in last three fiscal years.

Our manufacturing is not currently subject to seasonal variations, but in the future, depending upon our customers’ product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

Backlog

There is a relatively short cycle between order and shipment of our product sales. Most purchase orders we receive are subject to rescheduling or cancellation by the customer with no or limited penalties. In regard to sales of custom products and waveguides to our OEM customers, we believe that the backlog metric is currently of limited utility in predicting future sales because all these OEM customers operate on a ship-to-order basis. Therefore, we believe at this time that backlog information is not material to the understanding of our business.

Employees

As of March 1, 2023, we had 105 full-time employees in North America, of which 50 are in research and development and engineering services support. In Japan we have 2 full-time employees to manage our Asian sales activities. In Europe we have 2 full-time employees and 2 full-time contractors to manage our European sales and marketing activities.

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

Summary of Risk Factors:

●	We have incurred net losses since our inception and may continue to incur losses.
●	We operate in a highly competitive market and the size, resources and brand name of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.
●	We depend on advances in technology by other companies and if those advances do not materialize or are not accessible to us, some of our anticipated new products could be delayed or cancelled.
●	Our products could infringe on the intellectual property rights of others.
●	If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

Risks Related to Our Business

We have incurred net losses since our inception and may continue to incur losses.

We reported a net loss of $40,763,573 for the year ended December 31, 2022, a net loss of $40,377,160 for the year ended December 31, 2021, and a net loss of $17,952,172 for the year ended December 31, 2020. We have an accumulated deficit of $243,835,716 as of December 31, 2022.

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

The market for head-worn display devices, including AR and Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers such as Samsung Electronics Co., Sony Corporation, LG Electronics (LGE), HTC, Lenovo, and large software and other products companies such as Alphabet Inc. (Google), Microsoft Corporation, Meta (Facebook) and Snap. Many of our current competitors have substantial market share, longer operating histories, larger intellectual property portfolios, diversified product lines, ability to bundle competitive offerings with our products and services, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

Moreover, smartphones, tablets, and new wearable devices with ever-expanding video display screens, including foldable and expandable screens, and ever-increasing computing power have significantly improved the mobile personal computing experience. In the future, the manufacturers of these devices, such as Apple Inc., Samsung, LGE, Lenovo, Google, Snap, Garmin, Meta/Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products, which would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology and content partnerships. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any one of which could substantially harm our business and results of operations.

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

As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as an indication of our future revenues or operating results. If our quarterly revenues or results of operations fall below the expectations of investors or public market analysts, the price of our common stock could fall substantially.

If we do not effectively maintain and further develop our sales channels for our products, including developing and supporting our value added resellers (VARs), distributors and retail sales channels, our business could be harmed.

We depend upon effective sales channels to assist us in reaching the customers who are the ultimate purchasers of our Smart Glass and AR products. We primarily sell our products either through distributors and VARs or from our in-house sales team directly to enterprise, medical and end users or through our website.

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

We rely on and will continue to rely on technologies (including micro-displays, mobile computing electronics and operating systems) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us. We are attempting to mitigate this risk by exploring ways to develop our own micro-display technologies using micro LED and laser scanning displays, but there can be no assurance that we will be successful in doing so.

If micro-display-based personal displays or near-eye displays do not gain greater acceptance in the market for mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one-inch, most of which are based on direct view liquid crystal display (LCD) and organic light emitting display (OLED) technology. A number of large established global companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, handheld direct view LCDs and OLED displays. Advances in direct view LCD and OLED technology, micro LED or other technologies, including foldable and stretchable displays may overcome current market limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our near-eye display and computing technology and cause our business strategy to fail.

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

In addition to competing with direct view displays, we also compete with micro-display-based personal display technologies that have been developed by other companies. Our primary personal display competitors are or have included Carl Zeiss, Inc., Sony, Epson, Alphabet (Google), Brother International, 5DT Inc., eMagin Corporation, Meta/Facebook (Oculus), Avegant, Kopin Corporation, Magic Leap, Lenovo, Microsoft, HTC, MicroVision, Inc., Lumus Ltd., Kaiser Electro Optics Inc., Garmin, Optinvent, HTC Valve, LGE, N-Real, Epson, Zebra and Accupix. Numerous other start-up companies have announced their intentions to offer smart glasses and AR products and developer kits in the near future. Further, industry blogs have speculated that companies such as Apple may offer AR glasses in the near future.

Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new micro-display-based personal display technologies and near-eye display products that are more affordable or have more desirable features than our technology. If our products are unable to capture a reasonable portion of the smart wearable display market, our business strategy may fail.

Product quality issues and a higher-than-expected number of warranty claims or returns could harm our business and operating results.

The products that we sell could contain defects in design or manufacture. Defects could also occur in the products or components that are supplied to us. There can be no assurance we will be able to detect and remedy all defects in the hardware and software we sell, which could result in product recalls, product redesign efforts, loss of revenue, reputational damage and significant warranty and other remediation expenses. Similar to other mobile and consumer electronics, our products with batteries have a potential risk of overheating in the course of usage or upon malfunction. Any such defect could result in harm to property or in personal injury. If we determine that a product does not meet product quality standards or may contain a defect, the launch of such product could be delayed until we remedy the quality issue or defect. The costs associated with any protracted delay necessary to remedy a quality issue or defect in a new product could be substantial.

We generally provide a one-year warranty on all of our products, except in certain European countries where it can be two years if it is deemed a consumer-focused product. The occurrence of any material defects in our products could expose us to liability for damages and warranty claims in excess of our current reserves, and we could incur significant costs to correct any defects, warranty claims or other problems. In addition, if any of our product designs are defective or are alleged to be defective, we may be required to participate in a recall campaign. In part due to the terms of our warranty policy, any failure rate of our products that exceeds our expectations may result in unanticipated losses. Any negative publicity related to the perceived quality of our products could affect our brand image and decrease VAR, distributor and end customer confidence and demand, which could adversely affect our operating results and financial condition. Further, accidental damage coverage and extended warranties are regulated in the United States at the state level and are treated differently within each state. Additionally, outside of the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer our support services. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 148 issued U.S. and foreign patents and 130 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

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

The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. To protect or enforce our intellectual property rights, we may initiate proceedings or litigation against third parties. Such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation may also be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us, which could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate and the damages or other remedies awarded, if any, may be significant. The occurrence of any of these events may adversely affect our business, financial condition and operating results.

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

With the growth of mobile devices and personal voice assistants, cloud services and AI, the number of supporting platforms has grown, and with it the complexity and increased need for us to have business or contractual relationships with the platform owners in order to produce products compatible with these platforms and enable access to and use of these platforms with our products. Our product strategy includes current and future products designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners who are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products for their own platforms and may produce products that work better, or are perceived to work better, than our products in connection with those platforms. As we expand the number of platforms and software applications with which our products are compatible, we may not be successful in launching products for those platforms or software applications and/or we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications. We may otherwise fail to navigate various new relationships, which could adversely affect our relationships with existing platform or software owners.

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

Our dependence on sales to distributors, VARs, and resellers increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

Many of our various reseller relationships for our Smart Glasses and AR products and their accessories could involve them taking inventory positions and reselling to multiple customers. Under some possible distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business, and in particular, while our staff is relatively small with just over 100 employees and full-time foreign contractors globally, we are dependent upon the active participation of several key management personnel, including Paul Travers, our President and Chief Executive Officer. Mr. Travers is critical to the strategic direction and overall management of our company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition and operating results. We do not carry key person life insurance on any of our senior management or other key personnel. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in West Henrietta, New York. If he becomes unable to legally or efficiently travel to, and work in, the United States, his ability to perform some of his duties could be materially adversely affected.

We need to hire and retain highly skilled technical personnel as employees and independent contractors in order to develop our products and grow our business. The competition for highly skilled technical, managerial and other personnel is at times intense. Our human capital and labor issues related to recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. Further, during COVID-19, many employees began working remotely and many now want to make it a permanent arrangement, which can further complicate the management of such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

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

We intend to sell some of our waveguide and display engines with micro-displays to OEMs with the objective that they then incorporate them into products they sell. To date, this business has not been a material contributor to our overall revenues, but it could become so in the future. OEMs determine during their product development phase whether they will incorporate our products. The time elapsed between initial sampling of our products by OEMs, the custom design of our products to meet specific OEM product requirements, and the ultimate incorporation of our products into OEM products is significant, often with a duration of between one to two years or even longer. If our products fail to meet our eventual OEM customers’ cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into OEM consumer products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business.

We depend on third parties to provide integrated circuit chip sets and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, microprocessors, wireless chips, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. In addition, any partial or full government-mandated shutdowns resulting from health epidemics like COVID-19 may cause supply chain disruptions. If any of these third-party contractors or suppliers were unable or unwilling to supply these integrated circuit chip sets or other critical components to us, we would be unable to manufacture and sell our products until a suitable replacement supplier could be found. We may be unable to find, if and when needed, a replacement third-party contractor or supplier on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our business to be unsuccessful.

Risks Related to Our Common Stock

The rights of holders of common stock may be impaired by the possible future issuance of preferred stock.

Our Board of Directors has the right, without approval of the holders of our common stock (subject to the rules of any exchange on which our securities are then listed), to issue additional preferred stock with voting, dividend, conversion, liquidation and other rights which could adversely affect the voting power and equity interest of the holders of common stock, which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change-of-control. The possible negative impact of takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any shares of preferred stock, we may issue these shares in the future.

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

The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products introduced by us or our competitors, general conditions in the wireless communications, consumer electronics, semiconductor and display markets, changes in earnings estimates by analysts or other events or factors. In addition, the public stock markets recently have experienced high price and trading volatility. The risks related to rising inflation and rising interest rates could have a material impact on our revenues and costs. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Given our capital plans, needs and expectations, we may issue additional shares of common stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of the then existing stockholders.

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

In our current business and as we expand into new markets and product categories, we must comply with a wide variety of laws, regulations, standards and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, consumer protection, export and import requirements, hazardous materials usage, product-related energy consumption, packaging, recycling and environmental matters. Compliance with these laws, regulations, standards and other requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction (including from country to country), further increasing the cost of compliance and conducting business activities. Our products may require regulatory approvals or satisfaction of other regulatory concerns in the various jurisdictions in which they are manufactured, sold or both. These requirements create procurement and design challenges that require us to incur additional costs identifying suppliers and manufacturers who can obtain and produce compliant materials, parts and products. Failure to comply with such requirements can subject us to liability, additional costs and reputational harm and, in extreme cases, force us to recall products or prevent us from selling our products in certain jurisdictions. If there is a new regulation, or change to an existing regulation, that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations. Additionally, while we have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, there can be no assurance that our employees, contractors and agents will not violate such laws and regulations or our policies and procedures.

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the EU, Japan, China and other jurisdictions in order to be sold in those jurisdictions. Our AR smart glasses products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third-party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states, which directive restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, Japan, and numerous countries around the world and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

While we may incur increasing costs to comply with such other government regulations, we do not believe that our compliance with such requirements will have a material effect on our capital expenditures, competitive position, consolidated results of operations, earnings, or cash flows. Nonetheless, we believe that certain environmental, social and governance ("ESG") regulations could potentially materially impact our business.

We are subject to risks related to environmental, social and governance activities and disclosures (ESG) and sustainability requirements.

Concern over climate change may result in new or additional legal, legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation and other cost increases that could adversely affect our business. Compliance with such requirements could also require additional expenditures by us or our suppliers, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. Our operations, supply chain and products are not currently subject to carbon pricing or other legally required carbon taxation or penalties.

Our operations, supply chain and our products are expected to become increasingly subject to federal, state, local and foreign laws, regulations and international treaties relating to climate change, such as climate disclosure, carbon pricing or product energy efficiency requirements, requiring us to comply or potentially face market access limitations or other sanctions including fines. We intend to strive to improve the energy and carbon efficiency of our operations, supply chain and product portfolio.

In addition, ESG reporting and disclosure requirements are continuing to evolve, with increasing global regulation and heightened investor expectations. Companies must develop an expanded set of metrics and measures, data collection and processing, controls, and reporting processes in order to meet regulatory requirements and stakeholder expectations. Failure to promptly and accurately meet these expectations and requirements may result in reputational and brand damage, regulatory penalties and litigation, among other things.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain materials used in the manufacturing of our products.

As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to determine, disclose and report whether or not our products contain conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in, or necessary for the production of, our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We also may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.

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

Any worsening of global economic, financial, or public health conditions, including global pandemics, such as COVID-19, could materially adversely affect (i) our ability to raise, or the terms of needed capital; (ii) demand for our current and future products; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, worldwide, or such impact on the display industry.

Our results of operations may suffer if we are not able to successfully manage our increasing exposure to foreign exchange rate risks.

A majority of our sales and cost of components are denominated in U.S. dollars. As our business grows, both our sales and production costs may increasingly be denominated in other currencies. Where such sales or production costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

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

We purchase product components from our suppliers and engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies. We assemble our finished products to our plant in West Henrietta, New York. Additionally, we use our West Henrietta, New York facility for the production of waveguides and their related display engines and intend to do so for some time. In the future, our mature products could have their final assembly performed outside the United States. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, could be outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

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

If additional significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Since July 2018, the US Administration introduced a list of thousands of categories of goods that began facing tariffs of up to 25%, inclusive of many components and services we have sourced or have performed for us in China by suppliers there. These tariffs currently affect most of our products and we may be required to raise our prices on those products due to the tariffs, which may result in a loss of customers and harm our operating performance. If the existing tariffs are expanded or interpreted by a court or governmental agency to apply to any of our other products, we may be required to raise our prices on those products also, which may further result in a loss of customers and harm our operating performance. It is possible further tariffs will be imposed on imports of our products, or that our business will be impacted by retaliatory trade measures taken by China or other countries in response to existing or future tariffs, causing us to raise prices or make changes to our operations, any of which could materially harm our revenue or operating results.

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

We collect, store, process and use our customers’ personally identifiable information and other data in our transactions with them, and we rely on third parties who are not directly under our control to do so as well. While we take reasonable measures intended to protect the security, integrity and confidentiality of the personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

Regulatory scrutiny of privacy, data collection, use of data and data protection is intensifying globally, and the personal information and other data we collect, store, process and use is increasingly subject to legislation and regulations in numerous jurisdictions around the world, especially in Europe. These laws often develop in ways we cannot predict and may materially increase our cost of doing business, particularly as we expand the nature and types of products we offer. For example, the General Data Protection Regulation (the "GDPR"), which came into effect in the EU, and the State of California enacted California Consumer Privacy Act of 2018 (the "CCPA"), which went into effect on January 1, 2020, impose more stringent data protection requirements and provide for greater penalties for noncompliance. These regulations require companies that process information to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties while providing a new cause of action for data breaches. Further, data protection legislation is also becoming increasingly common in the United States at both the federal and state level. The burdens imposed by these and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and/or to incur substantial expenditures in order to comply.

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

We operate the majority of our business from one location in West Henrietta, New York (a suburb of Rochester). We also rely on third-party manufacturing plants in the United States and Asia and third-party logistics, sales and marketing facilities in Japan and Europe, and in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

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

We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any one of which could disrupt our supply chain, may increase our costs, and we may be unable to meet the demands of our customers and end-users on a timely basis.

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

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. The potential of partial or full government mandated shutdowns resulting from COVID-19 or other pandemics may increase these risks. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Further the electronic components we utilize can go end-of-life due to technological changes, which can require us to invest in implementation costs of alternatives and the potential for the forced obsolescence of other related items. We have in the past experienced end-of-life issues and expect to see more shortages in the future. As such, the availability of these components may be unpredictable.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14586 (a suburb of Rochester). This facility houses our headquarters office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. In October 2022, we leased an additional 12,000 square feet for our new waveguide manufacturing facility at 30 Becker Road, also in West Henrietta, New York. The base rent contractual payment obligations under these operating leases is currently $698,000 per year. The lease at 25 Hendrix Road has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. As of June 25, 2020, the Company exercised the first of the two renewal terms, extending our current lease expiration date to January 31, 2024. The lease at 30 Becker Road has an original three-year term with an option by the Company to renew for two additional one-year terms at pre-agreed to lease rates. We believe that our West Henrietta facilities are in good operating condition and currently adequately serves our needs. Note, our new expansion space at 30 Becker Road is currently under construction and its planned completion is May or June of 2023.

In Oxford, England, we rent 400 square feet of office space at a cost of approximately $9,700 per year. The lease for this location expired on September 30, 2021 and is currently on a month-to-month basis.

In Tokyo, Japan, we rent 577 square feet of office space at a cost of approximately $85,000 per year. We lease this location pursuant to a renewable one-year lease which expired on February 28, 2022 and is currently on a month-to-month basis.

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

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return for the Company, the NASDAQ US Benchmark TR Index and the S&P 500 Information Technology index. The graph assumes $100 was invested in each of the Company’s common stock, the NASDAQ Composite Index and the S&P 500 Information

Technology index on December 31, 2017. Data points on the graph are annual. Note that historical price performance is not necessarily indicative of future performance.

Holders of Record

As of March 1, 2023, there were 61 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the year ended December 31, 2022.

Unregistered Sales of Equity Securities and use of Proceeds

Sales of Unregistered Securities - none

Purchase of Equity Securities:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased under the Company's Share Buyback Program (1)	Maximum dollar value that may yet be purchased (1)
March 30 - 31, 2022	36,685	$6.84	36,685	$24,748,906
November 29 – December 31, 2022	427,987	$4.10	427,987	$22,994,256

(1)	On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock and may be suspended or discontinued at any time at the Company’s sole discretion.

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2022.

	Number of	Weighted
	Securities to	Average
	be Issued	Exercise Price	Number of
	Upon Exercise	of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future Issuance
Plan Category	Rights	Rights	(1)
Equity compensation plans approved by security holders	8,589,673	$15.34	1,495,760
Equity compensation plans not approved by security holders	—	—	—
Total	8,589,673	$15.34	1,495,760
(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under our 2014 Equity Incentive Plan. The 2014 Plan (as amended) has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan automatically increases each time the Company issues additional shares of common stock so that the total number of shares issuable thereunder at all times equals 20% of the then outstanding shares of common stock, unless in any case the Board of Directors adopts a resolution providing that the number of shares issuable under the 2014 Plan not be so increased. Refer to Note 14 for further details.

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, medical and commercial markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AR and Smart Glasses products, waveguide optics, micro LEDs and display engine technology.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this annual report on Form 10-K. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

●	Valuation of inventories;

●	Variable interest entities;
●	Business combinations:
●	Carrying value of long-lived assets, goodwill and other intangible assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

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

The write-down and obsolescence provision for finished goods and components totaled $290,405, $519,950 and $1,273,835 for the years ended December 31, 2022, 2021 and 2020, respectively. These provisions are included in Cost of Sales on the Consolidated Statements of Operations.

Business Combinations

The Company applied the acquisition method of accounting for business acquisitions for its business acquisition, described in further detail in Note 2. Under the acquisition method, identifiable assets acquired, liabilities assumed and consideration transferred are measured at their acquisition-date fair value. The Company used an income approach to determine the fair values, described in further detail in Note 2. We relied upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are expensed as incurred in the Consolidated Statements of Income.

Variable Interest Entities

We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (VIE). We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP. Each reporting period, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different from historical results. For the years ended December 31, 2022 and 2021, we recorded a loss on fixed asset disposal of $35,350 and $183,614, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use. No loss on fixed asset disposal charges on tooling and equipment were recorded in 2020.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. For the years ended December 31, 2022, 2021 and 2020, there was an impairment charge of $97,675, $80,163 and $73,532, respectively. The value of the remaining intellectual property, such as patents and trademarks, was valued (net of accumulated amortization) at $2,220,094 as of December 31, 2022, because management believes that this value is recoverable.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The unamortized software development costs remaining were valued (net of accumulated amortization) at $500,000 as of December 31, 2022. Management believes that this value is recoverable.

Revenue Recognition

The Company adopted the guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”, as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is recognized as our products ship to customers, as control is transferred at that time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2022 and 2021, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Product Warranty

Warranty obligations are generally incurred in connection with the sale of our products. The warranty period for these products is generally one year and up to 18 months for certain distributors. Customers may also purchase an additional twelve (12) month extended warranty. Warranty costs are accrued, to the extent that they are not recoverable from third-party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. We provide for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience of warranty claims and costs. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

Stock-Based Compensation Expense

Our Board of Directors approves grants of stock awards and options to employees to purchase our common stock. Stock-based compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair market value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market. For stock options awards under the Company's LTIP (Long-term Incentive Plan), options vest upon the achievement of certain equity market conditions and performance-based milestones. The fair value of options granted under this program were calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method for the performance-based tranches. The equity market condition awards are expensed over their derived service periods, which is an output of the Monte Carlo model. Upon the achievement of any market condition milestone, any unrecognized expense to-date would be expensed immediately. The performance-based tranches, that are currently considered probable of achievement, are expensed over their respective implicit service periods. We may experience significant catch-up or reversal of expense in the future in a period when any performance-based milestones first are determined to be probable of achievement or when any that are currently deemed probable are considered no longer probable.

Income Taxes

We have historically incurred operating losses from both a financial reporting and tax return standpoint. We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based upon currently enacted tax laws. Any future recorded value of our deferred tax assets will be dependent upon our ability to generate taxable income in the jurisdictions in which we operate. These assets consist primarily of credit carry-forwards and net operating loss carry-forwards and the future tax effects of temporary differences between balances recorded for financial statement purposes and for tax return purposes. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date, we have determined a 100% valuation allowance is required and accordingly no deferred tax asset has been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is more likely than not to be realized, an adjustment (reduction) of the valuation allowance would increase income to be recognized in the period such determination was made.

In addition, the calculation of our deferred taxes involves dealing with uncertainties in the application of complex tax regulations. As a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company currently has no uncertain tax positions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2022 and December 31, 2021

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
			Dollar	% Increase
	2022	2021	Change	(Decrease)

Sales:
Sales of Products	$10,505,763	$12,784,600	$(2,278,837)	(18)%
Sales of Engineering Services	1,330,119	380,333	949,786	250%

Total Sales	11,835,882	13,164,933	(1,329,051)	(10)%

Cost of Sales:
Cost of Sales - Products Sold	8,737,852	9,709,268	(971,416)	(10)%
Cost of Sales - Inventory Reserve for Obsolescence	290,405	519,950	(229,545)	(44)%
Cost of Sales - Depreciation and Amortization	799,317	1,321,467	(522,150)	(40)%
Cost of Sales - Engineering Services	525,182	45,758	479,424	1,048%

Total Cost of Sales	10,352,756	11,596,443	(1,243,687)	(11)%

Gross Profit	1,483,126	1,568,490	(85,364)	(5)%
Gross Profit %	13%	12%

Operating Expenses:
Research and Development	12,676,688	11,674,954	1,001,734	9%
Selling and Marketing	8,078,538	6,118,929	1,959,609	32%
General and Administrative	21,038,562	22,502,833	(1,464,271)	(7)%
Depreciation and Amortization	1,788,584	988,104	800,480	81%
Loss on Fixed Asset Disposal	35,350	183,614	(148,264)	(81)%
Impairment of Patents and Trademarks	97,675	80,163	17,512	22%

Loss from Operations	(42,232,271)	(39,980,107)	(2,252,164)	6%

Other Income (Expense):
Investment Income	1,395,579	53,511	1,342,068	2,508%
Income and Other Taxes	(212,997)	(307,368)	94,371	(31)%
Foreign Exchange Loss	(180,589)	(143,196)	(37,393)	26%
Employee Retention Credit Refund	466,705	—	466,705	NM

Total Other Income (Expense), Net	1,468,698	(397,053)	1,865,751	(470)%

Net Loss	$(40,763,573)	$(40,377,160)	$(386,413)	1%

Sales.   There was a decrease in total sales for the year ended December 31, 2022, from those in 2021 of $1,329,051 or 10%. The following table reflects the major components of our sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
Sales of Products	$10,505,763	89%	$12,784,600	97%	$(2,278,837)	(18)%
Sales of Engineering Services	1,330,119	11%	380,333	3%	949,786	250%
Total Sales	$11,835,882	100%	$13,164,933	100%	$(1,329,051)	(10)%

Sales of products decreased by 18% for the year ended December 31, 2022, compared to the same period in 2021. Smart glasses revenues declined primarily due to a combination of higher average sales discounts due to larger volume reseller sales, negative foreign exchange comparatives and to a lesser extent, a decrease in overall unit sales. Sales of waveguides and display engines for our engineering services customers included in product sales rose by $394,150 for the year ended December 31, 2022, as compared to the same period in 2021.

Sales of engineering services for the year ended December 31, 2022, were $1,330,119, as compared to $380,333 in the same period of 2021, an increase of 250%.

Cost of Sales and Gross Profit (Loss).  Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, the non-cash depreciation for our tooling and manufacturing equipment and amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
Product Cost of Sales	$6,815,981	58%	$7,832,397	59%	$(1,016,416)	(13)%
Manufacturing Overhead - Unapplied	2,212,276	19%	2,396,821	18%	(184,545)	(8)%
Depreciation and Amortization	799,317	7%	1,321,467	10%	(522,150)	(40)%
Engineering Services Cost of Sales	525,182	4%	45,758	0%	479,424	1,048%

Total Cost of Sales	10,352,756	87%	11,596,443	88%	(1,243,687)	(11)%

Gross Profit	$1,483,126	13%	$1,568,490	12%	$(85,364)	(5)%

For the year ended December 31, 2022, gross profit from total sales was $1,483,126 or 13% as compared to $1,568,490 or 12% in the same period in 2021.

Manufacturing overhead costs, not already added in Cost of Sales, decreased by $184,545 or 8% for the year ended December 31, 2022 over the 2021 comparable period to 19% as a percentage of total sales as compared to 18% in 2021. The decrease in the net dollar amount of these unapplied overhead costs in the current period versus the prior period is primarily due to more absorption of fixed costs being allocated directly to Product Cost of Sales and inventory.

Depreciation and amortization expense decreased by $522,150 or 40% for the year ended December 31, 2022, over the 2021 comparable period to 7% as a percentage of total sales as compared to 10% in 2021. The decrease was due to some of our tooling and manufacturing equipment becoming fully depreciated in the first half of 2022.

Research and Development.   Our research and development costs consist primarily of compensation costs for personnel, related stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
Research and Development	$12,676,688	107%	$11,674,954	89%	$1,001,734	9%

Research and development costs for the year ended December 31, 2022, increased by $1,001,734 or 9%, as compared to the same period in 2021. This increase was largely due to an increase of $557,165 in external development expenses related to our Next Generation Smart Glasses (Shield) and Blade 2.0; a $386,821 increase in salary and benefits expenses due to additional personnel; an increase of $78,920 in technology licensing fees; and an increase of $84,300 in recruitment and hiring fees, and partially offset by a decrease of $147,843 in supplies and consumables expense.

Selling and Marketing.    Selling and marketing costs consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
Selling and Marketing	$8,078,538	68%	$6,118,929	46%	$1,959,609	32%

Selling and marketing costs for the year ended December 31, 2022, increased by $1,959,609 or 32%, as compared to the same period in 2021. This increase was largely due to a $1,685,428 increase in salary and salary benefits related expense; an increase of $368,018 in travel related expenses; an increase of $360,034 in trade show expenses; an increase of $117,423 in recruiting and hiring expenses; and a $47,794 increase in advertising costs; and partially offset by a decrease of $441,585 in website development and maintenance costs; and a $196,478 decrease for consulting costs.

General and Administrative.   General and administrative costs include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
General and Administrative	$21,038,562	178%	$22,502,833	171%	$(1,464,271)	(7)%

General and administrative costs for the year ended December 31, 2022 decreased by $1,464,271 or 7%, as compared to the same period in 2021. This decrease was largely due to a $1,259,137 decrease in non-cash stock-based compensation which was significantly higher in the first quarter of 2021 due to the vesting of an achieved equity market capitalization milestone under the LTIP; a $515,952 decrease in legal expenses; a $89,262 decrease in recruitment and hiring expenses related to new external board members who joined the Board of Directors in June 2021; and partially offset by increases in audit and tax advisory fees of $261,958, and insurance premiums of $209,528.

Depreciation and Amortization.  Depreciation and amortization expense, not included in Cost of Sales, for the year ended December 31, 2022 was $1,788,584 as compared to $988,104 in the same period in 2021, an increase of $800,480. The increase in depreciation and amortization expense is primarily due to the amortization of our technology license related to the Atomistic Agreements which began on May 12, 2022.

Other Income (Expense), Net. Total other income was $1,468,698 for the year ended December 31, 2022, as compared to other expense of $397,053 in the same period in 2021, an increase of $1,865,851. The overall increase in other income was primarily the result of an increase of $1,342,068 in investment income resulting from the recent rise in interest rates earned on the Company’s excess cash period over period; a $466,705 gain recorded for an employee retention credit refund claim that was filed with the IRS on November 10, 2022; and a decrease of $94,371 in income and other taxes, partially offset by an increase of $37,393 in foreign exchange losses.

Provision for Income Taxes.  There were no provisions for income taxes in 2022 or 2021.

Results of Operations for Fiscal Years Ended December 31, 2021 and December 31, 2020

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
			Dollar	% Increase
	2021	2020	Change	(Decrease)

Sales:
Sales of Products	$12,784,600	$10,081,209	$2,703,391	27%
Sales of Engineering Services	380,333	1,500,287	(1,119,954)	(75)%

Total Sales	13,164,933	11,581,496	1,583,437	14%

Cost of Sales:
Cost of Sales - Products	9,709,268	7,914,686	1,794,582	23%
Cost of Sales - Inventory Reserve for Obsolescence	519,950	1,273,835	(753,885)	(59)%
Cost of Sales - Depreciation and Amortization	1,321,467	1,512,979	(191,512)	(13)%
Cost of Sales - Engineering Services	45,758	282,038	(236,280)	(84)%

Total Cost of Sales	11,596,443	10,983,538	612,905	6%

Gross Profit	1,568,490	597,958	970,532	162%
Gross Profit %	12%	5%

Operating Expenses:
Research and Development	11,674,954	7,568,074	4,106,880	54%
Selling and Marketing	6,118,929	4,039,772	2,079,157	51%
General and Administrative	22,502,833	6,915,213	15,587,620	225%
Depreciation and Amortization	988,104	1,128,831	(140,727)	(12)%
Loss on Fixed Asset Disposal	183,614	—	183,614	NM
Impairment of Patents and Trademarks	80,163	73,532	6,631	9%

Loss from Operations	(39,980,107)	(19,127,464)	(20,852,643)	109%

Other Income (Expense):
Investment Income	53,511	41,120	12,391	30%
Income and Other Taxes	(307,368)	(103,833)	(203,535)	196%
Foreign Exchange Loss	(143,196)	(67,895)	(75,301)	111%
Gain on Debt Extinguishment, net of Loss on Note Receivable	—	1,305,900	(1,305,900)	(100)%

Total Other Income (Expense), Net	(397,053)	1,175,292	(1,572,345)	(134)%

Loss Before Provision for Income Taxes	(40,377,160)	(17,952,172)	(22,424,988)	125%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(40,377,160)	$(17,952,172)	$(22,424,988)	125%

Sales.   There was an increase in total sales for the year ended December 31, 2021 from those in 2020 of $1,583,437 or 14%. The following table reflects the major components of our sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2021	Total Sales	December 31, 2020	Total Sales	Change	(Decrease)
Sales of Smart Glasses	$12,784,600	97%	$10,081,209	87%	$2,703,391	27%
Sales of Engineering Services	380,333	3%	1,500,287	13%	(1,119,954)	(75)%
Total Sales	$13,164,933	100%	$11,581,496	100%	$1,583,437	14%

Sales of Smart Glasses products rose by $2,703,391 or 27% in the year ended December 31, 2021, primarily as a result of continued growth of our M400 model and M4000 Smart Glasses sales, as compared to the same period in 2020. Sales revenues from our M-Series Smart Glasses were $10,254,905, a 22% increase of $1,848,282 over the prior year. Revenues of Blade Smart Glasses decreased by $395,529 or 23% in the year ended December 31, 2021 versus the comparable period in 2020 primarily driven by component shortages required to make Blade projector engines in the second half of 2021 and higher unit sales in the prior year’s comparable quarter when we offered lower selling prices on the previous Blade model, which we discontinued in the fall of 2020.

Sales of Engineering Services for the year ended December 31, 2021, were $380,333 as compared to $1,500,287 in the 2020 comparable period. The revenue recognized in the year ended December 31, 2021 for engineering services was primarily a result of waveguide and display engine development projects which commenced in 2020 and were completed in the first quarter of 2021. We believe that ongoing and new engineering services programs have been deferred to give customers time to evaluate and present to their end customers the solutions we helped to design and delivered in 2020 and the first quarter of 2021, which has been made more difficult by the ongoing disruptions caused by COVID-19.

Cost of Sales and Gross Profit.  Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, and the non-cash depreciation for our tooling and manufacturing equipment and amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2021	Total Sales	December 31, 2020	Total Sales	Change	(Decrease)
Product Cost of Sales	7,832,397	59%	$7,573,557	65%	$258,840	3%
Engineering Services Cost of Sales	45,758	0%	282,038	2%	(236,280)	(84)%
Manufacturing Overhead - Unapplied	2,396,821	18%	1,614,964	14%	781,857	48%
Depreciation and Amortization	1,321,467	10%	1,512,979	13%	(191,512)	(13)%

Total Cost of Sales	$11,596,443	88%	$10,983,538	95%	$612,905	6%

Gross Profit	$1,568,490	12%	$597,958	5%	$970,532	162%

For the year ended December 31, 2021, gross profit from total sales was $1,568,490 or 12% as compared to $597,958 or 5% in the same period in 2021.

Manufacturing overhead costs, not already added in Cost of Sales, increased by $781,857 or 48% for the year ended December 31, 2021, over the 2020 comparable period to 18% as a percentage of total sales as compared to 14% in 2020, primarily due to manufacturing supply chain additional personnel and increased non-cash stock-based compensation expense.

In addition to its normal Reserve for Obsolescence provision, the Company reserved for (i) an additional 25% of its remaining M300XL finished goods and related accessory inventory on-hand as of December 31, 2021and (ii) all of its Blade 1.5 excess components that will not be used in current planned builds of the Blade in 2022, due to end-of-life availability of some required components. The total reserve write-down recorded at December 31, 2021 was $519,950. The write-down and obsolescence provision for finished goods and components, included in Product Cost of Sales, totaled $1,273,835 for the year ended December 31, 2020.

Research and Development.   Our research and development costs consist primarily of compensation costs for personnel, related stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2021	Total Sales	December 31, 2020	Total Sales	Change	(Decrease)
Research and Development	$11,674,954	89%	$7,568,074	65%	$4,106,880	54%

Research and development costs for the year ended December 31, 2021, increased by $4,106,880 or 54% as compared to 2020. This increase was largely due to a $2,532,628 increase in salary and salary benefits related expenses, of which $944,065 was related to non-cash stock-based compensation; an increase of $1,173,817 in external development expenses primarily related to our Next Generation Smart Glasses; an increase of $296,748 in other research and development consulting fees; and an increase of $99,947 in research and development supplies.

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

Selling and marketing costs for the year ended December 31, 2021, increased by $2,079,157 or 51% as compared to 2020. This increase was largely due to a $1,089,571 increase in salary and salary benefits related expenses, of which $420,661 was related to non-cash stock-based compensation; an increase of $578,621 in sales consulting and marketing fees, primarily for foreign full-time contractors; a $595,263 increase in advertising costs; an increase of $242,570 in website development and maintenance costs; partially offset by decreases of $316,319 in trade show expenses; a decrease of $102,215 in commissions largely due to a reduction in commissions payable to TDG for defense related engineering services; and a decrease of $35,670 in travel related expenses.

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

General and administrative costs for the year ended December 31, 2021, increased by $15,587,620 or 225% as compared 2020. This increase was largely due to a $13,471,358 increase in salary and salary benefits related expenses, of which $12,668,230 was related to non-cash stock-based compensation, primarily related to the Company’s LTIP, which was implemented in the first quarter of 2021 and unlike traditional time vesting options, option awards under the LTIP vest only upon the achievement of predetermined market equity capitalization, revenue and EBITDA milestones and if participants are currently employed by the Company when the milestones are achieved; an increase of $875,230 in legal expenses; an increase of $357,444 in insurance premiums; an increase of $217,433 in audit and tax advisory fees; an increase of $205,329 in recruitment and hiring fees; an increase in shareholder related expenses of $151,524; an increase of $109,846 in regulatory filing fees; and an increase of $100,228 in software subscription expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in Cost of Sales, for the year ended December 31, 2021, was $988,104 as compared to $1,128,831 in the same period in 2020, a decrease of $140,727. The decrease in depreciation expense is primarily due to leasehold improvements in our West Henrietta, New York, location, which became fully amortized in October 2020.

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

Provision for Income Taxes.  There were no provisions for income taxes in 2022 or 2021.

Liquidity and Capital Resources

Capital Resources: As of December 31, 2022, we had cash and cash equivalents of $72,563,943, a decrease of $47,639,930 from $120,203,873 as of December 31, 2021.

As of December 31, 2022, we had current assets of $91,241,241 as compared to current liabilities of $15,277,358 which resulted in a positive working capital position of $75,963,883. As of December 31, 2021, we had a working capital position of $132,994,189. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the years ended:

	December 31,	December 31,	December 31,
	2022	2021	2020
Net Cash Provided by (used in)
Operating Activities	(24,521,082)	(26,980,411)	(13,964,053)
Investing Activities	(21,170,816)	(4,852,452)	(1,485,513)
Financing Activities	(1,948,032)	115,967,228	40,912,983

During the year ended December 31, 2022, we used $24,521,082 of cash for operating activities. Net changes in working capital items were $2,544,394 for the year ended December 31, 2022, with the largest factors resulting from a $2,052,376 increase in trade accounts receivables and other accrued receivables and a decrease of $591,784 in net trade payables and accrued expenses, partially offset by a $98,988 decrease in inventory and vendor prepayments. For the year ended December 31, 2021, we used a total of $26,980,411 in cash for operating activities.

During the year ended December 31, 2022, we used $21,170,816 of cash for investing activities, which included $16,500,000, in payments made towards our $30,000,000 technology license fee commitment (as discussed in Note 7), $2,300,000 for the purchase price for the Moviynt acquisition (as discussed in Note 2), $1,723,622 for purchases of manufacturing equipment and product mold tooling; $499,031 in patent and trademark expenditures; and a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform. For the year ended December 31, 2021, we used a total of $4,852,452 in cash for investing activities.

During the year ended December 31, 2022, we used $1,948,032 in net cash from financing activities, which included $2,005,744 for share repurchases under our Share Buyback Program that was announced on March 2, 2022, and partially offset by $57,712 in proceeds from the exercise of stock options. For the year ended December 31, 2021, we received $115,967,228 in proceeds from financing activities, primarily from sales of our equity securities.

As of December 31, 2022, the Company does not have any current or long-term debt obligations outstanding other than licensing fee commitments totaling $11,500,000 related to the Atomistic Agreements described in Note 7 of the consolidated financial statements.

Additionally, as part of the Atomistic Agreements, the Company entered a Stock Purchase Agreement with the stockholders of Atomistic under which the Company will buy Series B Preferred shares of Atomistic through the issuance of Vuzix common shares based on certain deliverables and the achievement of milestones as defined in the Share Purchase Agreement. This will result, depending upon Vuzix’ share price at the time of each issuance, in the Company’s issuance of a minimum of 1,750,000 to a maximum of 2,843,750 common shares to Atomistic stockholders in exchange for convertible preferred shares of Atomistic over approximately the next six to 24 months. Once Atomistic has achieved all its milestones or has them waived by the Company, and the Company issues the required number of Vuzix common shares, in exchange for Series B Preferred shares in Atomistic that could ultimately be converted into common shares of Atomistic, the Company would ultimately own just under 99.9% of Atomistic.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and license fee commitments. We incurred a net loss for the years ended December 31, 2022, 2021 and 2020 of $40,763,573 (of which $15,775,553 was related to non-cash stock-based compensation primarily due to our LTIP), $40,377,160 (of which $17,302,833 was related to non-cash stock-based compensation primarily due to our LTIP), and $17,952,172 in 2020, respectively. The Company has an accumulated deficit of $243,835,716 as of December 31, 2022.

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock, and may be suspended or discontinued at any time at the Company’s sole discretion. During the year ended December 31, 2022, the Company repurchased 464,672 shares of our common stock at an average cost of $4.32. As of December 31, 2022, 464,672 shares of our common stock were held in treasury.

Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. As of December 31, 2022, our principal sources of liquidity consisted of cash and cash equivalents of $72,563,943.

Contractual Obligations

The following is a summary of our contractual payment obligations as of December 31, 2022:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,021,753	$—	$1,021,753	—	—
Licensing Fees Commitment	11,500,000	11,500,000	—	—	—
Open Purchase Obligations	8,082,184	8,082,184	—	—	—

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

We are exposed to changes in foreign currency exchange rates primarily through the translation of our foreign subsidiary’s financial positions, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia and the United Kingdom, and re-measurement of U.S. dollars to the functional currency of our foreign subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen to the U.S. Dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages F-1 through F-29 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2022.

(a)           Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, and they concluded that our internal control over financial reporting was effective as of December 31, 2022. In making this assessment, we utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013).

The Company’s independent registered public accounting firm, Freed Maxick CPAs, P.C., who audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the management’s internal control over financial reporting as of December 31, 2022. This report states that the internal control over financial reporting was effective and appears on page F-2 of this Annual Report on Form 10-K.

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

(d)          Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2022, except for the full remediation of the material weakness the Company reported for the year ended December 31, 2021, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

VUZIX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Vuzix Corporation

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedules (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

The Company’s reserve for excess, obsolete or slow-moving inventory is based upon estimates on the evaluation of changes in customer demand, technology developments, and expected future product sales, which can be difficult to forecast. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions future inventory adjustments would result in a decrease in gross profit. Due to the magnitude of the inventory, and the subjectivity involved in estimating the reserve we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connecting with forming our overall opinion on the financial statements. The primary procedures we performed include, performing a retrospective review of prior year-estimates used to identify potential bias of management judgments; obtaining an understanding of the process and assumptions used by management to develop the reserve for excess, obsolete and slow-moving inventory; testing the operating effectiveness of controls over management’s estimate of reserves for excess, obsolete, and slow-moving inventory; and testing management’s calculation of the reserve for excess, obsolete, and slow-moving inventory by: testing the completeness and accuracy of the source information used,  testing the mathematical accuracy of management’s calculations, and  evaluating the reasonableness and consistency of methodology and assumptions applied by management.

Accounting for Atomistic Agreements

Critical Audit Matter Description

As discussed in Notes 1, 5, 7 and 12 to the consolidated financial statements the Company has a series of agreements with a Variable Interest Entity (‘VIE’), Atomistic.  The agreements provide for an exclusive license by the Company of key technology which includes cash commitments of $30 million.  Upon achievement or acceleration of performance milestones contained in the agreements, the Company is committed to pay $2.5 million and issue a minimum of 1,750,000 shares of common stock of Company to the stockholders of Atomistic as consideration for certain shares of Atomistic. In the event the fair market value of Company stock, which is determined based upon the trailing 10-day volume weighted average price of the Company’s common shares, is between a floor of $8.00 and a ceiling of $13.00, the Company may opt, at its sole discretion, to pay any fair market valuation shortfall with up to 1,093,754 additional Vuzix common stock or cash to the Atomistic owners.

The Company determined based upon interactions with Atomistic, review of agreements as well as the assessment of the activity of Atomistic that most significantly impacts its economic performance, that the operating and governance structure of Atomistic does not allow the Company to direct the activities that would significantly affect their economic performance as of December 31, 2022. As a result, the Company accounted for the series of agreements under other relevant accounting principles generally accepted in the United States of America. If the facts and circumstances change and the Company is determined to be the primary beneficiary, the Company would consolidate Atomistic into their consolidated financial statements.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connecting with forming our overall opinion on the financial statements. The primary procedures we performed include, reviewing the agreements associated with the arrangement and management’s memo regarding VIE treatment and corroborating management’s conclusion, testing the design and operating effectiveness of controls over management’s determination of primary beneficiary, and testing the accounting treatment to ensure it is in accordance with other relevant accounting principles generally accepted in the United States of America.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2014.

Buffalo, New York

March 1, 2023

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$72,563,943	$120,203,873
Accounts Receivable	3,558,971	2,242,429
Accrued Revenues in Excess of Billings	269,129	—
Employee Retention Credit Receivable	466,705	—
Inventories, Net	11,267,969	12,151,982
Manufacturing Vendor Prepayments	998,671	504,051
Prepaid Expenses and Other Assets	2,115,853	2,047,819

Total Current Assets	91,241,241	137,150,154

Long-Term Assets
Fixed Assets, Net	3,878,505	5,190,438
Operating Lease Right-of-Use Asset	956,165	1,117,022
Patents and Trademarks, Net	2,220,094	1,988,370
Technology Licenses, Net	30,158,689	1,389,936
Intangible Asset, Net	675,313	147,548
Goodwill	1,601,400	—
Other Assets, Net	1,581,143	1,483,589

Total Assets	$132,312,550	$148,467,057

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,211,747	$2,054,762
Unearned Revenue	29,064	27,797
Accrued Expenses	1,670,539	1,419,308
Licensing Fees Commitment	11,500,000	—
Income and Other Taxes Payable	214,997	120,242
Operating Lease Right-of-Use Liability	651,011	534,146

Total Current Liabilities	15,277,358	4,156,255

Long-Term Liabilities
Operating Lease Right-of-Use Liability	305,154	582,876

Total Liabilities	15,582,512	4,739,131

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022 and 63,672,268 shares issued and outstanding as of December 31, 2021.	63,783	63,672
Additional Paid-in Capital	362,507,715	346,736,397
Accumulated Deficit	(243,835,716)	(203,072,143)
Treasury Stock, at cost, 464,672 shares as of December 31, 2022 and 0 shares as of December 31, 2021	(2,005,744)	—

Total Stockholders' Equity	116,730,038	143,727,926

Total Liabilities and Stockholders' Equity	$132,312,550	$148,467,057

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - December 31, 2019	49,626	$50	33,128,620	$33,128	$168,950,076	$(144,742,811)	—	$—	$24,240,443
Stock-Based Compensation Expense	—	—	942,986	943	2,656,888	—	—	—	2,657,831
Proceeds from Common Stock Offerings	—	—	8,647,059	8,647	26,741,355	—	—	—	26,750,002
Direct Costs of Common Stock Offerings	—	—	—	—	(1,550,666)	—	—	—	(1,550,666)
Stock Warrant Exercises	—	—	2,882,647	2,883	14,125,644	—	—	—	14,128,527
Stock Option Exercises	—	—	43,854	44	29,176	—	—	—	29,220
2020 Net Loss	—	—	—	—	—	(17,952,172)	—	—	(17,952,172)
Balance - December 31, 2020	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	—	$—	$48,303,185
Stock-Based Compensation Expense	—	—	368,047	368	18,429,556	—	—	—	18,429,924
Stock Option Exercises	—	—	659,398	659	781,618	—	—	—	782,277
Stock Warrant Exercises	—	—	7,276,928	7,277	34,708,451	—	—	—	34,715,728
Proceeds from Common Stock Offerings	—	—	4,768,293	4,768	97,745,239	—	—	—	97,750,007
Direct Costs of Common Stock Offerings	—	—	—	—	(6,136,420)	—	—	—	(6,136,420)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,282)	—	—	—	(1,144,365)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	—	—	1,404,750
Preferred Stock Converted	(49,626)	(50)	4,962,600	4,963	(10,004,913)	—	—	—	(10,000,000)
2021 Net Loss	—	—	—	—	—	(40,377,160)	—	—	(40,377,160)
Balance - December 31, 2021	—	$—	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	—	—	(3,017)	(3)	15,713,732	—	—	—	15,713,729
Stock Option Exercises	—	—	114,528	114	57,586	—	—	—	57,700
Purchases of Treasury Stock	—	—	—	—	—	—	(464,672)	(2,005,744)	(2,005,744)
2022 Net Loss	—	—	—	—	—	(40,763,573)	—	—	(40,763,573)
Balance - December 31, 2022	—	$—	63,783,779	$63,783	$362,507,715	$(243,835,716)	(464,672)	$(2,005,744)	$116,730,038

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,

	2022	2021	2020
Sales:
Sales of Products	$10,505,763	$12,784,600	$10,081,209
Sales of Engineering Services	1,330,119	380,333	1,500,287

Total Sales	11,835,882	13,164,933	11,581,496

Cost of Sales:
Cost of Sales - Products Sold	8,737,852	9,709,268	7,914,686
Cost of Sales - Inventory Reserve for Obsolescence	290,405	519,950	1,273,835
Cost of Sales - Depreciation and Amortization	799,317	1,321,467	1,512,979
Cost of Sales - Engineering Services	525,182	45,758	282,038

Total Cost of Sales	10,352,756	11,596,443	10,983,538

Gross Profit	1,483,126	1,568,490	597,958

Operating Expenses:
Research and Development	12,676,688	11,674,954	7,568,074
Selling and Marketing	8,078,538	6,118,929	4,039,772
General and Administrative	21,038,562	22,502,833	6,915,213
Depreciation and Amortization	1,788,584	988,104	1,128,831
Loss on Fixed Asset Disposal	35,350	183,614	—
Impairment of Patents and Trademarks	97,675	80,163	73,532

Total Operating Expenses	43,715,397	41,548,597	19,725,422

Loss From Operations	(42,232,271)	(39,980,107)	(19,127,464)

Other Income (Expense):
Investment Income	1,395,579	53,511	41,120
Income and Other Taxes	(212,997)	(307,368)	(103,833)
Foreign Exchange Loss	(180,589)	(143,196)	(67,895)
Employee Retention Credit Refund	466,705	—	—
Gain on Debt Extinguishment, net of Loss on Note Receivable	—	—	1,305,900

Total Other Income (Expense), Net	1,468,698	(397,053)	1,175,292

Loss Before Provision for Income Taxes	(40,763,573)	(40,377,160)	(17,952,172)
Provision for Income Taxes	—	—	—

Net Loss	(40,763,573)	(40,377,160)	(17,952,172)
Preferred Stock Dividends - Accrued not Paid	—	—	(2,056,150)
Loss Attributable to Common Stockholders	$(40,763,573)	$(40,377,160)	$(20,008,322)

Basic and Diluted Loss per Common Share	$(0.64)	$(0.66)	$(0.53)
Weighted-average Shares Outstanding - Basic and Diluted	63,708,986	61,125,215	38,109,765

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2022	2021	2020

Cash Flows from Operating Activities
Net Loss	$(40,763,573)	$(40,377,160)	$(17,952,172)
Non-Cash Adjustments
Depreciation and Amortization	2,587,901	2,309,571	2,641,810
Stock-Based Compensation	15,775,553	17,302,833	2,805,842
Impairment of Patents and Trademarks	97,675	80,163	73,532
Loss on Fixed Asset Disposal	35,350	183,614	—
Gain on Debt Extinguishment, net of Loss on Note Receivable	—	—	(1,305,900)
Change in Inventory Reserve for Obsolescence	290,405	519,950	1,273,835
(Increase) Decrease in Operating Assets
Accounts Receivable	(1,316,542)	(853,547)	(289,413)
Accrued Revenues in Excess of Billings	(269,129)	—	—
Employee Retention Credit Receivable	(466,705)	—	—
Inventories	593,608	(6,571,108)	(1,666,792)
Manufacturing Vendor Prepayments	(494,620)	(19,019)	(242,493)
Prepaid Expenses and Other Assets	(95,244)	(526,825)	156,537
Increase (Decrease) in Operating Liabilities
Accounts Payable	(843,015)	537,607	454,370
Accrued Expenses	251,231	436,276	97,136
Unearned Revenue	1,268	(13,355)	(101,311)
Income and Other Taxes Payable	94,755	10,589	90,966

Net Cash Flows Used in Operating Activities	(24,521,082)	(26,980,411)	(13,964,053)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(1,723,622)	(3,809,268)	(496,629)
Investments in Patents and Trademarks	(499,031)	(593,184)	(488,884)
Investments in Licenses, Intangibles and Other Assets	(16,523,163)	(200,000)	—
Investments in Software Development	(125,000)	(250,000)	(500,000)
Business Acquisition, net of cash acquired	(2,300,000)	—	—

Net Cash Flows Used in Investing Activities	(21,170,816)	(4,852,452)	(1,485,513)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	34,715,728	14,128,527
Proceeds from Exercise of Stock Options	57,712	782,277	29,220
Proceeds from Common Stock Offering, Net	—	91,613,587	25,199,336
Purchases of Treasury Stock	(2,005,744)	—
Preferred Dividend Settlement Payment	—	(10,000,000)
Employee Tax Withholdings Payment	—	(1,144,364)
Proceeds from Term Note	—	—	1,555,900

Net Cash Flows (Used in) Provided from Financing Activities	(1,948,032)	115,967,228	40,912,983

Net (Decrease) Increase in Cash and Cash Equivalents	(47,639,930)	84,134,365	25,463,417
Cash and Cash Equivalents - Beginning of Period	120,203,873	36,069,508	10,606,091

Cash and Cash Equivalents - End of Period	$72,563,943	$120,203,873	$36,069,508

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,240,156	$1,365,242	$219,051
Non-Cash Investment in Licenses	11,500,000	1,294,262	272,444
Stock-Based Compensation Expense - Expensed less Previously Issued	61,824	(1,127,091)	148,011

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Vuzix (Europe) Limited and Moviynt, Inc. All significant inter-company transactions have been eliminated.

Business Acquisitions

The Company applied the acquisition method of accounting for business acquisitions, as described in further detail in Note 2. Under the acquisition method, identifiable assets acquired, liabilities assumed and consideration transferred are measured at their acquisition-date fair value. The Company used various income methods to determine the fair values, described in further detail in Note 2. We relied upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are expensed as incurred in the Consolidated Statements of Operations.

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (VIE). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

We have an investment in a VIE in which we are not the primary beneficiary. This VIE includes a private company investment, described further in Notes 5, 7 and 12. We have determined that the governance and operating structures of this entity do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of this VIE is not included in our consolidated financial statements. We account for this investment as a technology license. The maximum exposure of this unconsolidated VIEs is generally based on the current carrying value of the investment. We have determined that the single source of our exposure to this VIE is our capital investment in them. The carrying value and maximum exposure of these unconsolidated VIE was $30 million as of December 31, 2022.

Segment Data, Geographic Information and Significant Customers

The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities. Accordingly, the Company does not accumulate discrete information, other than product and engineering services revenue and material engineering services costs, with respect to separate product lines and does not have separately reportable segments as defined by FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information”.

Refer to Note 19 — Geographic and Other Financial Information (Unaudited).

Foreign Currency Transactions

The Company considers the US dollar as the functional currency of the Company’s United Kingdom subsidiary. The Company’s United Kingdom subsidiary transacts in Euros and British pounds. All transactions in foreign currencies are recorded in U.S. dollars at the then current exchange rate(s). Upon settlement of the underlying transaction, all amounts are re-measured to U.S. dollars at the current exchange rate on date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are re-measured to U.S. dollars at the period-end exchange rates. All re-measurement gains and losses are recorded in the current period net income.

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accounts payable, unearned revenue, accrued expenses, and income and other taxes payable. As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments.

Accounts Receivable

The Company carries its trade accounts receivable at the invoice amount less an allowance for doubtful accounts. The Company establishes an allowance for uncollectible trade accounts receivable based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter-end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The allowance for doubtful accounts as of December 31, 2022, and 2021 was nil. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the years ended December 31, 2021 and 2020 to reclassify depreciation expense related to our manufacturing operations from the amounts of reported depreciation and amortization expenses originally included in Operating Expenses. This change in classification does not affect previously reported Net Loss or reported Cash Flows Used in Operating Activities in the Consolidated Statements of Cash Flows or Consolidated Balance Sheets. The below table is a summary of the impact to these reclassifications:

	For the Year Ended December 31, 2021			For the Year Ended December 31, 2020
Condensed Statement of Operations	As Previously Presented	Reclassification	Revised	As Previously Presented	Reclassification	Revised
Total Sales	$13,164,933	$—	$13,164,933	$11,581,496	$—	$11,581,496
Total Cost of Sales	10,714,088	882,355	11,596,443	9,653,887	1,329,651	10,983,538
Gross Profit	2,450,845	(882,355)	1,568,490	1,927,609	(1,329,651)	597,958
Operating Expenses:
Research and Development	11,674,954		11,674,954	7,568,074		7,568,074
Selling and Marketing	6,118,929		6,118,929	4,039,772		4,039,772
General and Administrative	22,502,833		22,502,833	6,915,213		6,915,213
Depreciation and Amortization	1,870,459	(882,355)	988,104	2,458,482	(1,329,651)	1,128,831
Loss on Fixed Asset Disposal	183,614		183,614	—		—
Impairment of Patents and Trademarks	80,163		80,163	73,532		73,532
Total Operating Expenses	42,430,952	(882,355)	41,548,597	21,055,073	(1,329,651)	19,725,422
Loss From Operations	(39,980,107)	—	(39,980,107)	(19,127,464)	—	(19,127,464)
Total Other (Expense) Income, Net	(397,053)		(397,053)	1,175,292		1,175,292
Net Loss	$(40,377,160)	$—	$(40,377,160)	$(17,952,172)	$—	$(17,952,172)

Customer and Supplier Concentrations

One customer represented 14% of total product revenue and two customers represented 48% and 39%, respectively, of engineering services revenue for the year ended December 31, 2022. One customer represented 10% of total product revenue and four customers represented 39%, 28%, 16% and 12%, respectively, of our engineering services revenue for the year ended December 31, 2021. No one customer represented more than 10% of total product revenue and two customers represented 48% and 26%, respectively, of our engineering services revenue for the year ended December 31, 2020.

One customer represented 26% of accounts receivable at December 31, 2022. Three customers represented 27%, 20% and 10%, respectively, of accounts receivable at December 31, 2021. Two customers represented 21% and 14%, respectively, of accounts receivable at December 31, 2020.

One third-party vendor represented 15% of purchases for the year ended December 31, 2022. As of December 31, 2022, the net amount due to this vendor was $478,382. Two third-party vendors represented 38% and 24%, respectively, of material purchases for the year ended December 31, 2021. As of December 31, 2021, the net amount due to these vendors was $504,073.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to-date as a percentage of total expected costs to complete the project less amounts invoiced, if any. As of December 31, 2022 there was $269,129 in accrued project revenue and nil as of December 31, 2021 and 2020.

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

Revenue Recognition

The Company recognizes revenue from Contracts with Customers under FASB ASC Topic 606, "Revenue from Contracts with Customers", as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is recognized as our products ship to customers, as control and ownership are transferred at this time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date, and a portion of revenue is deferred for all estimated returns. As of December 31, 2022 and 2021, unearned revenue consisted of deferred revenue associated with our expected returns were immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Unearned Revenue

These amounts represent deferred revenue against our expected product sales returns for all December 2022 and 2021 products sales that are subject to the Company’s 30-day money back guarantee return policy.

Cost of Product Sales

Cost of product sales includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers in the manufacture of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing facility and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. Depreciation of manufacturing tools and equipment and amortization of software development costs are included in our cost of product sales. The cost of product sales can fluctuate significantly from period to period, depending upon the product mix and volume, the level of manufacturing overhead expense and the volume of direct cost of materials.

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

Patents and Trademarks

The Company capitalizes the costs of obtaining its patents and registration of trademarks. Such costs are accumulated and capitalized during the filing periods, which can take several years to complete. Successful applications that result in the granting of a patent or trademark are then amortized over 15 years on a straight-line basis. Unsuccessful applications are written-off and expensed in the fiscal period where the application is abandoned or discontinued. Ongoing maintenance and legal fees for issued patents and trademarks are expensed as incurred.

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written-off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of product sales over the estimated life of the products, which currently is estimated at three years using a straight-line basis. As of December 31, 2022, 2021 and 2020, we had $500,000, $541,666 and $458,333, respectively, of net software development costs included in Other Assets. For the years ended December 31, 2022, 2021 and 2020, there was nil in impairment of software development costs.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the expected life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets, Goodwill and Other Acquired Intangible Assets

The Company at least annually assesses all of its long-lived assets and intangibles, excluding goodwill, for impairment and when events or circumstances indicate their carrying amounts may not be recoverable. For the years ended December 31, 2022, 2021 and 2020, there was an impairment charge of $97,675, $80,163 and $73,532, respectively, to Patents and Trademarks. For the years ended December 31, 2022 and 2021, we recorded a loss on fixed asset disposal of $35,350 and $183,614, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use. No loss on fixed asset disposal charges on tooling and equipment were recorded in 2020.

We test our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

There was no goodwill impairment recognized for the periods presented. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis over a five-year period.

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

Provision for Future Warranty Costs

The Company provides for the estimated returns under warranty and the costs of fulfilling our obligations under product warranties at the time the related revenue is recognized. The Company estimates the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific warranty terms and conditions vary depending upon the country in which we do business, but generally include parts and labor over a period generally ranging from one to two years from the date of product shipment. The Company provides a reserve for expected future warranty returns at the time of product shipment or produces over-builds to cover replacements. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary each quarter end, based upon historical experience of warranty claims and costs.

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2022, 2021 and 2020 was $1,668,910, $1,263,897 and $974,461, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2022, 2021 and 2020, all outstanding instruments would be anti-dilutive. As of December 31, 2022, 2021 and 2020, there were 8,589,673, 8,606,062 and 14,872,703 common stock share equivalents, respectively, that were potentially issuable under stock options, conversion of preferred shares (excluding accrued dividends), and stock warrants that could potentially dilute basic earnings per share in the future.

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

For common stock awards, the Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares and the expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock awards and stock option grants for the years ended December 31, 2022, 2021 and 2020 was $4,645,026, $4,047,444 and $2,805,842, respectively, excluding awards under the Company’s Long-term Incentive Plan (LTIP). The Company issues new shares upon stock option exercises.

For stock options awarded under the Company's LTIP, options vest only upon the achievement of certain equity market conditions or performance-based milestones. The fair value of options granted under this program were calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method on the performance-based tranches. Stock-based compensation expense associated with the Company's LTIP for the years ended December 31, 2022 and 2021 was $11,130,527 and $13,255,388, respectively, and nil for the year ended December 31, 2020.

Leases

The Company determines if an arrangement is a lease at inception. Our lease agreements generally contain lease and non-lease components. Historically, non-lease components such as utilities have been immaterial. Payments under our lease arrangements are primarily fixed. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company has made an accounting policy election to account for lease and non-lease components in its contracts as a single lease component for its real estate leases. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

As of December 31, 2022, all of our leases are considered operating leases. Operating lease right-of-use assets and liabilities were included on our Consolidated Balance Sheets beginning January 1, 2019. The Company does not have any finance leases as of December 31, 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable. ASU 2016-13 will become effective for the Company on January 1, 2023 and early adoption is permitted. The Company is currently evaluating the guidance and its impact on the financial statements.

Note 2 – Acquisition

On October 20, 2022, the Company acquired Moviynt®, a US-based SAP Certified ERP platform software solution provider, that supports handheld mobile phones and scanners used in logistics, warehousing and manufacturing applications. Moviynt, a boutique specialized software firm which was founded in 2018 by three principals, has developed a logistics mobility software platform (Mobilium®) which eliminates traditional middleware, and is device agnostic. With the acquisition, Moviynt becomes a wholly-owned subsidiary of Vuzix.

The Moviynt acquisition was completed pursuant to an agreement and plan of merger by and among the Company and Moviynt, Inc. (the Sellers), a Delaware corporation. Total purchase price consideration paid to the Sellers was $2,469,574, which included $2,300,000 in base merger consideration and $169,574 in net working capital adjustments, in exchange for all shares outstanding. The acquisition agreements contained customary terms and conditions including representations, warranties and indemnification provisions. A portion of the consideration paid to the Sellers was held in escrow for indemnification purposes, which was subsequently released to the Sellers upon the Company completing a 90-day post close review.

The Moviynt acquisition was accounted for in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”).  Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date.  The excess of the purchase price over the estimated fair value of the separately identifiable assets acquired and liabilities assumed was allocated to goodwill. Management is responsible for determining the acquisition date fair value of the assets acquired and liabilities assumed, which requires the use of various assumptions and judgments that are inherently subjective.  The purchase price allocation presented below reflects all known information about the fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table represents the preliminary assets acquired and liabilities assumed on October 20, 2022:

Cash	$132,233
Accounts Receivable	44,820
Goodwill	1,601,400
Other Intangible Assets	698,600
Accrued Expenses	(7,479)
Net Assets Acquired	$2,469,574

The goodwill included in the Company’s purchase price allocation presented above represents the value of Moviynt’s assembled and trained workforce and the incremental value that Moviynt’s technology and deployment efforts currently in place will add to the Company’s expected revenue growth. No amount of goodwill is considered deductible for tax purposes.

Intangible assets were valued using various income methods based upon management’s approved projections of future cash flows. The following table summarizes the estimated fair value and annual amortization for each of the identifiable intangible assets acquired:

	Estimated Fair	Amortization Period	Annual Amortization
	Value	(Years)	Year 1	Year 2	Year 3	Year 4	Year 5
Tradename-Trademark	$92,600	5	$18,520	$18,520	$18,520	$18,520	$15,433
IP-Technology-License	415,400	5	83,080	83,080	83,080	83,080	69,233
Customer Base	153,400	5	30,680	30,680	30,680	30,680	25,567
Non-Competes	37,200	5	7,440	7,440	7,440	7,440	6,200
Total definite-lived intangible assets	$698,600		$139,720	$139,720	$139,720	$139,720	$116,433

During the year ended December 31, 2022, the Company incurred acquisition-related costs and other non-recurring expenses of $74,723 directly attributable to the acquisition, including one-time accounting, legal and due diligence services, which amounts were expensed as incurred.

In 2022, since the acquisition date, Moviynt generated $76,952 in engineering revenue which was applied against $24,819 related to Cost of Sales, generating a gross margin of $52,133. Revenues and earnings for Moviynt prior to the acquisition date are not presented here as they were considered non-material to the Company’s Consolidated Statement of Operations.

Note 3 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Products Sales (which include Smart Glasses, OEM Product Sales, and Waveguide and Display Engine Sales) and Engineering Services. The following table summarizes the revenue recognized by product line:

	For the Years Ended December 31,
	2022	2021	2020
Revenues
Products Sales	$10,505,763	$12,784,600	$10,081,209
Engineering Services	1,330,119	380,333	1,500,287

Total Revenue	$11,835,882	$13,164,933	$11,581,496

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

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain of our OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer extended warranties to customers, which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our Engineering Services contracts vary from contract to contract but typically include payment terms of Net 30 days from the date of billing, subject to an agreed upon customer acceptance period.

As of December 31, 2022 and 2021, there were no outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	2022	2021	2020
Point-in-Time	89%	97%	87%
Over Time – Input Method	11%	3%	13%

Total	100%	100%	100%

Remaining Performance Obligations

As of December 31, 2022, the Company had approximately $187,000 of remaining performance obligations under a current waveguide development project, which represents the remainder of the total transaction price of approximately $896,000 under this development agreement, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project in the first quarter of 2023. Revenues earned less amounts invoiced at December 31, 2022 in the amount of $269,129 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

In addition, the Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 4 — Inventories, Net

Inventories consisted of the following:

	December 31,	December 31,
	2022	2021

Purchased Parts and Components	$10,399,527	$11,580,766
Work-in-Process	344,242	226,126
Finished Goods	1,941,689	1,472,534
Less: Reserve for Obsolescence	(1,417,489)	(1,127,444)

Inventories, Net	$11,267,969	$12,151,982

For the year ended December 31, 2022, the Company increased its general Reserve for Obsolescence provision by $290,405 related to some of its accessories. The total write-down and obsolescence provision for finished goods and components recorded for the years ended December 31, 2021 and 2020 was $519,950 and $1,273,835, respectively.

Note 5 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31,	December 31,
	2022	2021
Tooling and Manufacturing Equipment	$6,065,445	$6,612,811
Leaseholds	826,329	797,059
Computers and Purchased Software	760,256	980,561
Furniture and Equipment	2,487,650	2,661,346
	10,139,680	11,051,777
Less: Accumulated Depreciation	(6,261,175)	(5,861,339)
Fixed Assets, Net	$3,878,505	$5,190,438

Total depreciation expense for fixed assets for the years ended December 31, 2022, 2021 and 2020 was $869,502, $1,306,479 and $1,904,282, respectively.

On May 12, 2022, the Company signed a series of agreements with Atomistic SAS, which provided for an exclusive license by the Company of key micro LED technology and for the custom design of a backplane, for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating to the certain deliverables and the achievement of milestones by Atomistic. $15 million of the consideration was for the design and construction of the backplane, all of which is custom to the Company. On December 16, 2022, the Company signed new agreements with Atomistic (the “Atomistic Agreements”) that superseded the prior May 12, 2022 agreements, whereby the scope for the construction of a backplane was modified and the Company obtained an additional license in an alternative self-emissive micro LED technology.  As a result, $5,529,120 that was previously recorded to construction-in-process, as of September 30, 2022, is now recognized as a technology license asset at December 16, 2022. This was considered a non-monetary exchange and the Company recorded no gain or loss.

Note 6 — Patents and Trademarks, Net

	December 31,	December 31,
	2022	2021
Patents and Trademarks	$3,153,358	$2,854,521
Less: Accumulated Amortization	(933,264)	(866,151)
Patents and Trademarks, Net	$2,220,094	$1,988,370

Total amortization expense for patents and trademarks for the years ended December 31, 2022, 2021 and 2020 was $149,700, $145,072 and $130,656, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $210,000. For the years ended December 31, 2022, 2021 and 2020, we recorded $97,675, $80,163 and $73,532, respectively, in patent impairment charges.

Note 7 — Technology Licenses, Net

	December 31,	December 31,
	2022	2021

Licenses	$2,443,356	$1,038,606
Additions	30,000,000	1,404,750
Less: Accumulated Amortization	(2,284,667)	(1,053,420)
Licenses, Net	$30,158,689	$1,389,936

Total amortization expense related to technology licenses in the years ended December 31, 2022, 2021 and 2020 was $1,231,197, $480,945, and $393,174, respectively.

As noted above in Note 5, on May 12, 2022, the Company signed a series of agreements with Atomistic SAS, which provided for an exclusive license of key micro LED technology and for the custom design and construction of a backplane chip for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating to the certain deliverables and the achievement of milestones by Atomistic. $15 million of the consideration was for the exclusive license of technology and know-how and developed technologies related to next generation micro LEDs and micro-displays. On December 16, 2022, the Company entered into the Atomistic Agreements expanding upon the original license to include certain alternative self-emissive micro LED technology in addition to the previously licensed technology. The Company recorded this additionally licensed technology asset at $15,000,000, which included a reclassification of $5,529,120 from fixed assets construction-in-progress, as of September 30, 2022, which was the result of the non-monetary exchange described in Note 5, and recorded an accrued liability of $9,470,880 at December 16, 2022. This was in addition to the $15,000,000 recorded under the terms of the original agreements with Atomistic.

These intangible technology license assets are to be amortized over a ten-year period, which began on May 12, 2022 and, as modified on, December 16, 2022. During the year ended December 31, 2022, the Company paid $18,500,000 towards this commitment and recorded a total of $1,231,197 in amortization relating to these intangible assets and other licenses. Total amortization expense related to licenses in the years ending December 31, 2021 and 2020 was $480,945 and $393,174, respectively. The remaining funding commitment of $11,500,000 associated with these licenses is to be paid over the next twelve months.

Note 8 — Intangible Asset, Net

Goodwill

Changes in the carrying amount of goodwill acquired with the Company’s acquisition of Moviynt for the year ended December 31, 2022 were as follows:

Goodwill at December 31, 2021	$—
Acquisitions	1,601,400

Goodwill at December 31, 2022	$1,601,400

Intangible Asset, Net

Information regarding purchased intangible assets acquired with the Company’s acquisition of Moviynt for the year ended December 31, 2022 was as follows:

	As of December 31, 2022
	Gross
	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value
Tradename-Trademark	$92,600	$(3,087)	$89,513
IP-Technology-License	415,400	(13,847)	401,553
Customer Base	153,400	(5,113)	148,287
Non-Competes	37,200	(1,240)	35,960
Total definite-lived intangible assets	$698,600	$(23,287)	$675,313

For all intangible assets acquired and purchased during the year ended December 31, 2022, Tradename, IP-Technology License, Customer Base and Non-Competes have expected useful lives of 5 years.

Amortization expense relating to purchased intangible assets was $23,287 for the year ended December 31, 2022. As of December 31, 2022, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows:

2023	$139,720
2024	139,720
2025	139,720
2026	139,720
2027	116,433

$675,313

Note 9 – Other Assets

The Company’s other assets consists of the following:

	December 31,	December 31,
	2022	2021
Private Corporation Investments (at cost)	$450,000	$450,000

Software Development Costs	750,000	500,000
Additions	125,000	250,000
Less: Accumulated Amortization	(375,000)	(208,334)
Software Development Costs, Net	500,000	541,666

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	631,143	491,923

Total Other Assets	$1,581,143	$1,483,589

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used on its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset will be amortized on a straight-line over its expected product life cycle of 36 months, which began on October 1, 2020. In October 2021, the Company invested $250,000 for further Android operating systems version upgrades to the CPU platform it uses on its M400 and M4000 products. This development work has not yet been completed and will ultimately be amortized once placed into service which is expected in the first quarter of 2023.

Total amortization expense for capitalized software development costs for the years ended December 31, 2022, 2021 and 2020 was $166,667, $240,395 and $183,328, respectively, and are included in Cost of Sales – Products in the Consolidated Statements of Operations.

Note 10 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2022	2021

Accrued Wages and Related Costs	$843,537	$683,044
Accrued Professional Services	263,800	551,220
Accrued Warranty Obligations	159,927	185,044
Other Accrued Expenses	403,275	—

Total	$1,670,539	$1,419,308

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months, unless the customer purchases an extended warranty for an additional twelve (12) months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. The Company estimates its future warranty costs based upon product-based historical performance rates and related costs to repair. Included in Other Accrued Expenses as of December 31, 2022, were $318,320 in accrued vendor expenses.

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2022, 2021 and 2020 were as follows:

Accrued Warranty Obligations at December 31, 2019	$98,893
Reductions for Settling Warranties	(193,503)
Warranty Issued During Year	238,508
Accrued Warranty Obligations at December 31, 2020	143,898
Reductions for Settling Warranties	(342,392)
Warranty Issued During Year	383,538
Accrued Warranty Obligations at December 31, 2021	$185,044
Reductions for Settling Warranties	(408,655)
Warranties Issued During Year	383,538

Accrued Warranty Obligations at December 31, 2022	$159,927

Note 11 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2022	2021	2020
Pre-Tax Income (Loss)
U.S.	$(41,356,619)	$(39,906,101)	$(18,238,773)
Outside the U.S.	593,046	(471,059)	286,601
Total Pre-Tax Income (Loss)	$(40,763,573)	$(40,377,160)	$(17,952,172)

The provision expense/(benefit) for income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows:

	2022	2021	2020
U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(2,957,991)	(8,924,947)	(3,897,293)
Valuation Allowance	2,957,991	8,924,947	3,897,293
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	109,107	(341,181)	7,916
Valuation Allowance	(109,107)	341,181	(7,916)
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	271,248	(636,401)	(94,324)
Valuation Allowance	(271,248)	636,401	94,324
Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
	%	%	%
Federal Income Tax at Statutory Rate	21.0	21.0	21.0
State Tax Provision, Net of Federal Benefit	(0.5)	1.6	0.3
Permanent Differences	(0.4)	—	(0.4)
Forgiveness of PPP Loan	—	—	1.8
Federal Tax Credits	(0.1)	0.2	1.1
Stock Compensation	(13.2)	1.5	(2.1)
Foreign Tax Provision	0.1	0.6	0.3
Expiration of NOL, Credits, Charitable Contribution	(0.8)	(0.7)	0.1
Other	0.2	0.3	0.1
Effective Tax Rate	6.3	24.5	22.2
Change in Valuation Allowance	(6.3)	(24.5)	(22.2)
Net Effective Tax Rate	—	—	—

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Deferred Tax Assets:
Net Operating Loss Carry-forwards	$38,655,757	$36,705,377	$29,264,829
Tax Credit Carry-forwards	4,048,872	3,924,660	3,778,001
Inventory Valuation Adjustment	350,165	290,713	847,441
Stock-Based Compensation	890,169	2,989,427	208,803
Lease Obligation Liability	204,141	240,741	323,186
Capitalized R&D	2,265,857	—	—
Other	702,540	425,737	368,243
Total Deferred Tax Assets	47,117,501	44,576,655	34,790,503

Deferred Tax Liabilities:

Income from Foreign Operations	—	—	10,727
Lease Right of Use Asset	204,141	240,741	323,186
Moviynt Intangibles	3,867
Other	—	4,057	27,262
Total Deferred Tax Liabilities	208,008	244,798	361,175

Net Deferred Tax Assets Before Valuation Allowance	$46,909,493	$44,331,857	$34,429,328
Valuation Allowance	(46,909,493)	(44,331,857)	(34,429,328)

Net Deferred Tax Assets	$—	$—	$—

As of December 31, 2022, the Company has approximately $178 million in US federal net operating loss (NOL) carry-forwards and $2.2 million of Japanese NOL carry-forwards. The federal NOL carry-forwards generated in tax years prior to 2018 began to expire in 2020. The federal NOL carry-forwards created in 2018 - 2022 have no expiration. The Company has state NOL carry-forwards of approximately $8.4 million available in various jurisdictions in which it files that will begin to expire in 2034. The Company also has approximately $4.0 million of federal and state credit carry-forwards. The federal and state credit carry-forwards began to expire during 2018. Utilization of the NOL carry-forwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the carry-forwards may expire unutilized.

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

Note 12 — Capital Stock

Preferred stock

The Board of Directors are authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other special rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of December 31, 2022 and December 31, 2021. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were no shares of Series A Preferred Stock issued and outstanding on December 31, 2022 and 2021.

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

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2022, and December 31, 2021. There were 63,783,779 shares of common stock issued and 63,319,107 shares of common stock outstanding as of December 31, 2022 and 63,672,268 shares of common stock issued and outstanding as of December 31, 2021.

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program is in effect for one year, does not obligate the Company to acquire any particular amount of common stock and  may be suspended or discontinued at any time at the Company’s sole discretion. During the year ended December 31, 2022, the Company repurchased 464,672 shares of our common stock at an average cost of $4.32 per share. As of December 31, 2022, 464,672 shares of our common stock were held in treasury.

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

In connection with the Atomistic Agreements, the Company will, upon certain deliverables and the achievement of milestones contained in the Atomistic Agreements, be committed to pay $2,500,000 and to issue a minimum of 1,750,000 common shares of Vuzix to the stockholders of Atomistic (as a portion of the consideration for certain shares of Atomistic) which would result in Vuzix owning Series A Preferred shares in Atomistic that could ultimately be converted into ordinary shares of Atomistic, with Atomistic becoming a subsidiary of the Company, and Vuzix ultimately owning 100% of Atomistic. The share issuances by the Company are expected to be issued over the next 6 to 24 months. In the event the fair market value of Vuzix stock, which is determined based upon the trailing 10-day VWAP of the Company’s common shares, is between a floor of $8.00 and a ceiling of $13.00, Vuzix may opt, at its sole discretion, to pay any fair market valuation shortfall with up to 1,093,754 additional Vuzix common shares or cash to Atomistic shareholders. Within five years of the commencement of the Atomistic Agreements, the Company has agreed to issue up to a 15% equity bonus of the previously issued common shares to Atomistic stockholders, if: (i) the Company engages in a change-of-control transaction for an implied equity value of at least $3.5 billion or (ii) the Company’s market valuation exceeds $3.5 billion. This could result in the issuance of an additional 291,346 to 473,438 shares of the Company’s common stock when that valuation target is exceeded. None of these share commitments have been issued to date.

Note 13 — Stock Warrants

The following table shows the various changes in warrants for the years ended:

	December 31,	December 31,	December 31,
	2022	2021	2020
Warrants Outstanding at:	—	7,276,928	6,512,516
Exercised During the Period	—	(7,276,928)	(2,882,647)
Issued During the Period	—	—	3,647,059

Warrants Outstanding at:	—	—	7,276,928

During the year ended December 31, 2021, a total of 7,276,928 warrants were exercised on a cash basis resulting in the issuance of 7,276,928 shares of common stock and proceeds of $34,715,728. During the year ended December 31, 2020, a total of 2,882,647 warrants were exercised on a cash basis resulting in the issuance of 2,882,647 shares of common stock and proceeds of $14,128,527.

As of December 31, 2022, there were no outstanding warrants remaining.

Note 14 — Stock-Based Compensation

The Company has the following Stock Option Plans (“Plans”) that allow for the granting of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2014 Equity Incentive Plan (the “2014 Plan”) was approved by the stockholders of the Company on June 26, 2014. The Company no longer issues any options under its prior 2009 Plan. The 2014 Plan has an “evergreen provision”, under which the maximum number of shares of common stock that may be issued under the 2014 Plan was approved by the Company’s stockholders to increase the number of shares available for issuance thereunder to 20% of the outstanding shares of common stock. As of December 31, 2022, the authorized shares of common stock under the 2014 Plan, as amended, were 12,663,821.

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

Options issued or outstanding under the Stock Options Plans are as follows:

	2009	2014
	Plan	Plan	Total
Outstanding or Exercised as of December 31, 2020	85,498	2,547,677	2,633,175
Available for future issuance under plan	—	6,583,033	6,583,033
Total authorized by plan	85,498	9,130,710	9,216,208

Outstanding or Exercised as of December 31, 2021	—	11,184,450	11,184,450
Available for future issuance under plan	—	1,550,004	1,550,004
Totals authorized by plan	—	12,734,454	12,734,454

Outstanding or Exercised as of December 31, 2022	—	11,168,061	11,168,061
Available for future issuance under plan	—	1,495,760	1,495,760
Totals authorized by plan	—	12,663,821	12,663,821

The 2014 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2014 Plan and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options typically vest at a minimum rate of 25% per year over a four-year period, commencing on the date of grant.

The following table summarizes stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-term Incentive Plan (LTIP), for the years ended December 31, 2022, 2021 and 2020:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2019	1,383,591	$4.77	6.25
Granted	1,481,000	1.66
Exercised	(82,083)	4.67
Expired or Forfeited	(149,333)	3.68
Outstanding at December 31, 2020	2,633,175	$3.09	6.53
Granted	1,100,500	17.23
Exercised	(739,956)	3.36
Expired or Forfeited	(170,085)	8.58
Outstanding at December 31, 2021	2,823,634	$7.67	7.95
Granted	442,000	5.45
Exercised	(145,185)	2.56
Expired or Forfeited	(314,776)	9.27

Outstanding at December 31, 2022	2,805,673	$7.80	7.28

As of December 31, 2022, there were 1,493,707 options that were fully-vested and exercisable at a weighted average exercise price of $6.88 per share. The weighted average remaining contractual term on the vested options is 6.3 years. The unvested balance of 1,311,966 options as of December 31, 2022, are exercisable at a weighted average exercise price of $8.83 per share. The weighted average remaining contractual term on the unvested options is 8.4 years.

As of December 31, 2021, there were 1,069,639 options that were fully-vested and exercisable at a weighted average exercise price of $5.70 per share. The weighted average remaining contractual term on the vested options is 6.6 years. The unvested balance of 1,753,995 options as of December 31, 2021, are exercisable at a weighted average exercise price of $9.62 per share. The weighted average remaining contractual term on the unvested options is 8.8 years.

As of December 31, 2020, there were 1,251,241 options that were fully-vested and exercisable at a weighted average exercise price of $4.17 per share. The weighted average remaining contractual term on the vested options is 4.5 years. The unvested balance of 1,381,934 options as of December 31, 2020 were exercisable at a weighted average exercise price of $2.16 per share. The weighted average remaining contractual term on the vested options was 9.3 years.

The aggregate intrinsic value of the options exercised during the year ended December 31, 2022, 2021 and 2020 was approximately $14,732,088, $13,697,906 and $869,177, respectively.

The aggregate intrinsic value of the options outstanding as of December 31, 2022, 2021 and 2020 was approximately $2,093,164, $9,314,887 and 16,444,695, respectively.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted, excluding LTIP, during 2022, 2021 and 2020 and their estimated value:

December 31,	2022	2021	2020
Assumptions for Black-Scholes:
Expected term in years	6.1	6.1 to 6.5	6.2 to 6.6
Volatility	85.44% to 87.09%	82.8% to 86.0%	73.3% to 76.8%
Risk-free interest rate	2.18% to 3.95%	0.96% to 1.25%	0.41% to 0.55%
Expected annual dividends	None	None	None
Value of options granted:
Number of options granted	442,000	1,100,500	1,481,000
Weighted average fair value per share	$4.04	$12.40	$1.08
Fair value of options granted	$1,783,710	$13,642,976	$1,602,267

Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur.

Unrecognized stock-based compensation expense was $8,295,237 as of December 31, 2022, relating to a total of 1,311,966 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 2.5 years.

During the year ended December 31, 2022, the Company issued 88,650 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2022 to June 2023. The fair market value on the date of award of the stock issued was $5.64, resulting in an aggregate fair value of approximately $500,000. The unamortized portion is included in Prepaid Expenses and Other Assets on our consolidated balance sheet. The fair market value of these awards is expensed over twelve (12) months, beginning on July 1, 2022.

During the year ended December 31, 2022, the Company issued 200,000 shares of common stock to its Chief Operating Officer. The fair market value on the date of award of the stock issued was $5.64, resulting in an aggregate fair value of approximately $1,128,000. The fair market value of this award is expensed over a forty-two (42) month vesting period, which began June 15, 2022.

For the years ended December 31, 2022, 2021 and 2020, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $4,645,026, $4,047,444, and $2,805,842, respectively.

Note 15 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the years ended December 31, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of $11,130,527 and $13,255,388, respectively, for options that vested or are probable to vest. There was no stock-based compensation expense related to the Company’s LTIP in the year ended December 31, 2020.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of December 31, 2022, we had $17,209,931 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the expiration of the option life for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of December 31, 2022, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of December 31, 2022, there are 2,704,500 options unvested for the achievement of Equity Market Capitalization targets, 1,893,150 unvested options for the achievement of annual Revenue targets, and 811,350 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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
5,409,000

Note 16 — Right-of-Use Assets and Liabilities

The Company has signed lease agreements, with the largest being for its office and manufacturing facility in the West Henrietta, New York area under an operating lease that commenced October 3, 2015, and was set to expire on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. On June 25, 2020, the Company exercised the first of two renewal terms, extending our current lease term to January 31, 2024.

In October 2022, we leased an additional 12,000 square feet for our new waveguide manufacturing facility adjacent to our existing facility in West Henrietta, New York. This lease has an original three-year term, expiring on November 30, 2025, with an option by the Company to renew for two additional one-year terms at pre-agreed to lease rates. This lease commenced on December 1, 2022, and monthly base rent lease payments are $9,503 plus additional rent of $2,587.

Operating lease costs under our operating leases totaled $659,045, $630,085 and $559,975 for the years ended December 31, 2022, 2021 and 2020, respectively.

Certain leases provide for increases in future minimum annual rental payments as defined in the lease agreements. The leases generally also include real estate taxes and common area maintenance charges in the annual rental payments. Short-term leases are leases having a term of twelve (12) months or less. The Company recognizes short-term leases on an as-incurred basis and does not record a related lease asset or liability for such leases.

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of December 31, 2022, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.8 years.

Future lease payments under operating leases as of December 31, 2022 were as follows:

2023	$697,651
2024	191,120
2025	132,982
Total Future Lease Payments	1,021,753
Less: Imputed Interest	(65,588)
Total Lease Liability Balance	$956,165

Note 17 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2022, 2021 and 2020 totaled $262,726, $280,660 and $148,131, respectively.

Note 18 — Litigation

We are not currently involved in any actual or pending legal proceedings or litigation that we consider to be material, and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 19 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2022		2021		2020
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$4,738	40%	$5,003	38%	$4,531	40%
Europe	3,532	30%	4,683	36%	3,290	28%
Asia-Pacific	3,411	29%	2,960	22%	3,383	29%
Others	155	1%	519	4%	377	3%
Total Revenues	$11,836	100%	$13,165	100%	$11,581	100%

By Country:

	Fiscal Year
	2022		2021		2020
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$4,592	39%	$4,767	36%	$4,364	38%
Japan	1,735	15%	2,078	16%	2,502	22%
Netherlands	1,508	13%	1,052	8%	631	5%
Others	4,001	33%	5,268	40%	4,084	34%
Total Revenues	$11,836	100%	$13,165	100%	$11,581	100%

Countries listed in the above table were those with revenues greater than 10% for the year ended December 31, 2022. The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 20 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2022
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,898	$3,427	$3,008	$2,503
Gross profit (loss)	(126)	868	262	479
Net loss	(10,759)	(9,477)	(10,022)	(10,506)
Net loss per share, basic and diluted	(0.17)	(0.15)	(0.16)	(0.16)
Net loss attributable to common stockholders	(10,759)	(9,477)	(10,022)	(10,506)

	Fiscal Year 2021
	December 31,	September 30,	June 30,	March 31,
Revenue	$3,314	$3,019	$2,917	$3,915
Gross profit	(12)	363	359	860
Net loss	(11,493)	(10,488)	(9,245)	(9,151)
Net loss per share, basic and diluted	(0.17)	(0.17)	(0.15)	(0.17)
Net loss attributable to common stockholders	(11,493)	(10,488)	(9,245)	(9,151)

	Fiscal Year 2020
	December 31,	September 30,	June 30,	March 31,
Revenue	$4,233	$2,779	$3,037	$1,532
Gross profit	371	16	464	(252)
Net loss	(3,590)	(4,761)	(4,239)	(5,362)
Net loss per share, basic and diluted	(0.09)	(0.13)	(0.13)	(0.18)
Net loss attributable to common stockholders	(4,120)	(5,281)	(4,746)	(5,861)

VUZIX CORPORATION

Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at
	Beginning of	Charged to			Balance at End
Description	Period	Expenses	Deductions		of Period
For the Year Ended December 31, 2020
Allowances deducted from assets
Doubtful Accounts	$—	$—	$—		$—
Inventory	4,788	1,274	(2,176)	(a)	3,886
Total allowances deducted from assets	$4,788	$1,274	$(2,176)		$3,886
For the Year Ended December 31, 2021
Allowances deducted from assets
Doubtful Accounts	$—	$—	$—		$—
Inventory	3,886	520	(3,279)	(b)	1,127
Total allowances deducted from assets	$3,886	$520	$(3,279)		$1,127
For the Year Ended December 31, 2022
Allowances deducted from assets
Doubtful Accounts	$—	$—	$—		$—
Inventory	1,127	290	—		1,417
Total allowances deducted from assets	$1,127	$290	$—		$1,417

(a)	Deductions in 2020 primarily related to the disposal of raw components related to the discontinuance of production of our original M300, all of which was fully provisioned for as of December 31, 2019.
(b)	Deductions in 2021 primarily related to the disposal of finished goods related to the discontinuance of sales and marketing activities related to our M300 series products, which had been previously provisioned for.

Exhibit Index

*
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(11)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
4.1 (9)	Description of the Registrant’s Securities
10.1(5)**	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul Travers
10.3(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.9 (10) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
10.10* #	License Agreement, dated December 16, 2022
10.11* #	Stock Purchase Agreement, dated December 16 2022
10.12* #	Shareholders Agreement, dated December 16, 2022
14.1(8)	Code of Ethics
21.1*	Subsidiaries
23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Section 1350 CEO Certification
32.2***	Section 1350 CFO Certification
101*

The following materials, formatted in inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†       Confidential treatment granted as to certain portion

*       Filed herewith.

**     Indicates management contract or compensatory arrangement.

***   Furnished herewith.

# Portions of this agreement have been omitted.

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.
(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.
(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.
(9)	Filed as exhibit to Form 10-K filed March 16, 2020 and incorporated herein by reference.
(10)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.
(11)	Filed as exhibit to Form 8-K filed April 30, 2021 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	March 1, 2023
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	March 1, 2023
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Edward Kay	Director	March 1, 2023
Edward Kay
/s/ Timothy Harned	Director	March 1, 2023
Timothy Harned
/s/ Azita Arvani	Director	March 1, 2023
Azita Arvani

/s/ Emily Nagle Green	Director	March 1, 2023
Emily Nagle Green

/s/ Raj Rajgopal	Director	March 1, 2023
Raj Rajgopal