Form 10-Q
period 2023-03-31
Vuzix Corp
filed 2023-05-10
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 10, 2023, there were 63,219,123 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$63,235,863	$72,563,943
Accounts Receivable, Net	3,059,156	3,558,971
Accrued Revenues in Excess of Billings	192,177	269,129
Employee Retention Credit Receivable	466,705	466,705
Inventories, Net	10,861,679	11,267,969
Manufacturing Vendor Prepayments	474,035	998,671
Prepaid Expenses and Other Assets	1,621,186	2,115,853

Total Current Assets	79,910,801	91,241,241

Long-Term Assets
Fixed Assets, Net	6,139,939	3,878,505
Operating Lease Right-of-Use Asset	791,604	956,165
Patents and Trademarks, Net	2,341,024	2,220,094
Technology Licenses, Net	29,331,805	30,158,689
Intangible Asset, Net	640,383	675,313
Goodwill	1,601,400	1,601,400
Other Assets, Net	1,715,996	1,581,143

Total Assets	$122,472,952	$132,312,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,271,365	$1,211,747
Unearned Revenue	41,454	29,064
Accrued Expenses	1,466,214	1,670,539
Licensing Fees Commitment	9,500,000	11,500,000
Income and Other Taxes Payable	22,841	214,997
Operating Lease Right-of-Use Liability	562,375	651,011

Total Current Liabilities	12,864,249	15,277,358

Long-Term Liabilities
Operating Lease Right-of-Use Liability	229,229	305,154

Total Liabilities	13,093,478	15,582,512

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 63,787,858 shares issued and 63,208,186 shares outstanding as of March 31, 2023 and 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022.	63,787	63,783
Additional Paid-in Capital	365,868,487	362,507,715
Accumulated Deficit	(254,076,299)	(243,835,716)
Treasury Stock, at cost, 579,672 shares as of March 31, 2023 and 464,672 shares as of December 31, 2022.	(2,476,501)	(2,005,744)

Total Stockholders' Equity	109,379,474	116,730,038

Total Liabilities and Stockholders' Equity	$122,472,952	$132,312,550

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2023	63,783,779	$63,783	$362,507,715	$(243,835,716)	(464,672)	$(2,005,744)	$116,730,038
Stock-Based Compensation Expense	—	—	3,360,772	—	—	—	3,360,772
Stock Option Exercises	4,079	4	—	—	—	—	4
Purchases of Treasury Stock	—	—	—	—	(115,000)	(470,757)	(470,757)
Net Loss	—	—	—	(10,240,583)	—	—	(10,240,583)
Balance - March 31, 2023	63,787,858	$63,787	$365,868,487	$(254,076,299)	(579,672)	$(2,476,501)	$109,379,474

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2022	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	—	—	3,955,738	—	—	—	3,955,738
Stock Option Exercises	32,358	33	29,191	—	—	—	29,224
Purchases of Treasury Stock	—	—	—	—	(36,685)	(251,057)	(251,057)
Net Loss	—	—	—	(10,506,001)	—	—	(10,506,001)
Balance - March 31, 2022	63,704,626	$63,705	$350,721,326	$(213,578,144)	(36,685)	$(251,057)	$136,955,830

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2023	2022
Sales:
Sales of Products	$4,191,361	$2,503,051

Cost of Sales:
Cost of Sales - Products Sold	3,082,439	1,803,598
Cost of Sales - Depreciation and Amortization	232,916	223,785

Total Cost of Sales	3,315,355	2,027,383

Gross Profit	876,006	475,668

Operating Expenses:
Research and Development	3,069,797	3,103,444
Selling and Marketing	2,539,659	2,023,435
General and Administrative	5,131,824	5,453,833
Depreciation and Amortization	964,265	259,245
Impairment of Patents and Trademarks	17,666	49,603

Total Operating Expenses	11,723,211	10,889,560

Loss From Operations	(10,847,205)	(10,413,892)

Other Income (Expense):
Investment Income	695,783	6,280
Income and Other Taxes	(87,795)	(47,632)
Foreign Exchange Loss	(1,366)	(50,757)

Total Other Income (Expense), Net	606,622	(92,109)

Loss Before Provision for Income Taxes	(10,240,583)	(10,506,001)
Provision for Income Taxes	—	—

Net Loss	(10,240,583)	(10,506,001)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.16)
Weighted-average Shares Outstanding - Basic and Diluted	63,216,598	63,695,127

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2023	2022

Cash Flows from Operating Activities
Net Loss	$(10,240,583)	$(10,506,001)
Non-Cash Adjustments
Depreciation and Amortization	1,197,181	483,030
Stock-Based Compensation	3,667,509	4,319,748
Impairment of Patents and Trademarks	17,666	49,603
(Increase) Decrease in Operating Assets
Accounts Receivable	499,815	690,775
Accrued Revenues in Excess of Billings	76,952	—
Inventories	406,290	(407,084)
Manufacturing Vendor Prepayments	524,636	(82,513)
Prepaid Expenses and Other Assets	218,520	213,394
Increase (Decrease) in Operating Liabilities
Accounts Payable	59,618	(831,021)
Accrued Expenses	(412,566)	(292,286)
Unearned Revenue	12,391	1,825
Income and Other Taxes Payable	(192,156)	(74,549)

Net Cash Flows Used in Operating Activities	(4,164,727)	(6,435,079)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(2,284,968)	(57,758)
Investments in Patents and Trademarks	(182,628)	(34,469)
Investments in Licenses, Intangibles and Other Assets	(2,000,000)	(125,000)
Investments in Software Development	(125,000)	—
Investments in Other Assets	(100,000)	—

Net Cash Flows Used in Investing Activities	(4,692,596)	(217,227)

Cash Flows from Financing Activities
Proceeds from Exercise of Warrants	—	29,224
Purchases of Treasury Stock	(470,757)	(251,057)

Net Cash Flows Used in Financing Activities	(470,757)	(221,833)

Net Decrease in Cash and Cash Equivalents	(9,328,080)	(6,874,139)
Cash and Cash Equivalents - Beginning of Period	72,563,943	120,203,873

Cash and Cash Equivalents - End of Period	$63,235,863	$113,329,734

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,061,885	$1,001,232
Non-Cash Investment in Licenses	9,500,000	—
Stock-Based Compensation Expense - Expensed less Previously Issued	306,737	364,010

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior comparable periods to conform with current reporting impacting Costs of Sales, Gross Profit and Depreciation and Amortization. The results of the Company’s operations for the three months ended March 31, 2023 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2022, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three months ended March 31, 2022, to reclassify depreciation expense related to our manufacturing operations from the amounts of reported depreciation and amortization expenses originally included in Operating Expenses. This change in classification does not affect previously reported Net Loss or reported Cash Flows Used in Operating Activities in the Consolidated Statements of Cash Flows or Consolidated Balance Sheets. The below table is a summary of the impact of these reclassifications:

	For the Three Months Ended March 31, 2022
Condensed Statement of Operations	As Previously Presented	Reclassification	Revised
Total Sales	$2,503,051	$—	$2,503,051
Cost of Sales - Products Sold	1,863,697	(60,099)	1,803,598
Cost of Sales - Depreciation and Amortization	—	223,785	223,785
Gross Profit	639,354	163,686	475,668
Operating Expenses:
Research and Development	3,103,444		3,103,444
Selling and Marketing	2,023,435		2,023,435
General and Administrative	5,453,833		5,453,833
Depreciation and Amortization	422,931	(163,686)	259,245
Impairment of Patents and Trademarks	49,603		49,603
Total Operating Expenses	11,053,246	(163,686)	10,889,560
Loss From Operations	(10,413,892)	—	(10,413,892)
Total Other Expense, Net	(92,109)		(92,109)
Net Loss	$(10,506,001)	$—	$(10,506,001)

Customer Concentrations

For the three months ended March 31, 2023, one customer represented 74% of total product revenue. For the three months ended March 31, 2022, one customer represented 11% of total product revenue.

As of March 31, 2023, one customer represented 50% of accounts receivable. As of December 31, 2022, one customer represented 26% of accounts receivable.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains and losses on the subsequent re-issuance of shares will be credited or charged to paid-in capital in excess of par value using the average-cost method.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to, accounts receivable. The Company adopted ASU 2016-13 effective on January 1, 2023. The adoption of this standard did not have a material impact on our consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. There were no Engineering Services revenue recorded in the three months ended March 31, 2023. The following table summarizes the revenue recognized by major product line:

	Three Months Ended
	March 31,
	2023	2022
Revenues
Products Sales	$4,191,361	$2,503,051

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

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three months ended March 31:

	% of Total Net Sales
	2023	2022
Point-in-Time	100%	100%

Remaining Performance Obligations

As of March 31, 2023, the Company had approximately $165,000 of remaining performance obligations under a current waveguide development project, which represents the remainder of the total transaction price of approximately $800,000 under this development agreement, which commenced in 2022, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project in the second quarter of 2023. Revenues earned less amounts invoiced at March 31, 2023 in the amount of $192,177 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three months ended March 31, 2023 and 2022, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. At March 31, 2023 and 2022, there were 8,603,308 and 8,611,365 common stock share equivalents, respectively, potentially exercisable or issuable under conversion or exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	March 31,	December 31,
	2023	2022

Purchased Parts and Components	$10,018,357	$10,399,527
Work-in-Process	358,857	344,242
Finished Goods	2,255,516	1,941,689
Less: Reserve for Obsolescence	(1,771,051)	(1,417,489)

Inventories, Net	$10,861,679	$11,267,969

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	March 31,	December 31,
	2023	2022
Tooling and Manufacturing Equipment	$8,050,657	$6,065,445
Leaseholds	1,366,128	826,329
Computers and Purchased Software	765,237	760,256
Furniture and Equipment	2,505,091	2,487,650
	12,687,113	10,139,680
Less: Accumulated Depreciation	(6,547,174)	(6,261,175)
Fixed Assets, Net	$6,139,939	$3,878,505

During the three months ended March 31, 2023, the Company invested approximately $2,200,000 in tooling and manufacturing equipment and leasehold improvements, as part of the Company’s new waveguide expansion project. Construction on the Company’s new facility began late in December 2022 and is expected to be completed by the end of May 2023.

Total depreciation expense for fixed assets, not included in Cost of Sales, for the three months ended March 31, 2023 and 2022 was $102,451 and $117,087, respectively.

Note 6 – Technology Licenses, Net

	March 31,	December 31,
	2023	2022

Licenses	$32,443,356	$2,443,356
Additions	—	30,000,000
Less: Accumulated Amortization	(3,111,551)	(2,284,667)
Licenses, Net	$29,331,805	$30,158,689

Total amortization expense related to technology licenses for the three months ended March 31, 2023 and 2022 was $826,884 and $56,700, respectively.

Note 7 - Other Assets

	March 31,	December 31,
	2023	2022
Private Corporation Investments	$450,000	$450,000
Additions	100,000	—
Total Private Corporation Investments (at cost)	550,000	450,000

Software Development Costs	875,000	750,000
Additions	125,000	125,000
Less: Accumulated Amortization	(430,556)	(375,000)
Software Development Costs, Net	569,444	500,000

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	596,552	631,143

Total Other Assets	$1,715,996	$1,581,143

In 2021, the Company acquired, for a purchase price of $200,000, an ownership interest of 3%, in the form of preferred stock, in a private corporation developing smart glasses software for use by retailers in the stock keeping of inventory, amongst other uses. In the three months ended March 31, 2023, the Company purchased an additional $100,000 of preferred stock in this corporation through a subsequent round of funding in order to retain 2% ownership interest.

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used in its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line basis over its expected product life cycle of thirty-six (36) months, which began on October 1, 2020. In October 2021, the Company invested $250,000 and in the first quarter of 2022 the Company invested an additional $125,000 for further Android operating systems version upgrades to the CPU platform it uses in its M400 and M4000 products. In the three months ended March 31, 2023, a final investment of $125,000 was made to these system upgrades, which were placed into service during the quarter. These additional upgrades of $500,000 are being amortized on a straight-line base over thirty-six (36) months.

Total amortization expense related to all software updates for the three months ended March 31, 2023 and 2022 were $55,556 and $41,666, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022

Accrued Wages and Related Costs	$580,002	$843,537
Accrued Professional Services	189,760	263,800
Accrued Warranty Obligations	194,427	159,927
Other Accrued Expenses	502,025	403,275

Total	$1,466,214	$1,670,539

The Company has warranty obligations in connection with the sale of certain of its products. The warranty period for its products is generally twelve (12) months. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued expense at the time of sale. The Company estimates its future warranty costs based upon product-based historical performance rates and related costs to repair. Included in Other Accrued Expenses is $435,000 for external development work related to our waveguide development projects which was completed through March 31, 2023 but not yet invoiced.

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2023 were as follows:

Accrued Warranty Obligations at December 31, 2022	$159,927
Reductions for Settling Warranties	(91,241)
Warranties Issued During Year	125,741

Accrued Warranty Obligations at March 31, 2023	$194,427

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of March 31, 2023 and December 31, 2022. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on March 31, 2023 and December 31, 2022, respectively.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 63,787,858 shares issued and 63,208,186 shares outstanding as of March 31, 2023 and 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022.

Treasury Stock

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program was in effect for one year and expired on March 2, 2023. During the three months ended March 31, 2023, the Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of March 31, 2023, 579,672 shares of our common stock were held in treasury.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 12) for the three months ended March 31, 2023 is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2022	2,805,673	$7.80	7.28
Granted	25,000	3.64
Exercised	(2,512)	1.33
Expired or Forfeited	(8,853)	15.23

Outstanding at March 31, 2023	2,819,308	$7.74	7.07

The weighted average remaining contractual term for all options as of March 31, 2023 and December 31, 2022 was 7.07 years and 7.28 years, respectively.

As of March 31, 2023, there were 1,642,429 options that were fully-vested and exercisable at a weighted average exercise price of $6.94 per share. The weighted average remaining contractual term of the vested options is 6.2 years.

As of March 31, 2023, there were 1,176,879 unvested options exercisable at a weighted average exercise price of $8.84 per share. The weighted average remaining contractual term of the unvested options is 8.3 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. As of March 31, 2023, the Company had $7,393,432 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 2.3 years.

For the three months ended March 31, 2023 and 2022, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP, of $1,129,566 and $1,350,610, respectively.

Note 12 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended March 31, 2023 and 2022, the Company recorded non-cash stock-based compensation expense of $2,537,944 and $2,969,138, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of March 31, 2023, we had $14,671,988 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the expiration of the option life for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of December 31, 2022, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of March 31, 2023, there are 2,704,500 options unvested for the achievement of Equity Market Capitalization targets, 1,893,150 unvested options for the achievement of annual Revenue targets, and 811,350 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of March 31, 2023 were as follows:

2023	$523,238
2024	191,120
2025	132,982
Total Future Lease Payments	847,340
Less: Imputed Interest	(55,736)
Total Lease Liability Balance	$791,604

Operating lease costs under the operating leases totaled $203,339 and $162,365 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.7 years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically re-evaluate these accounting policies and estimates and make adjustments when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using such necessary estimates.

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;
●	Variable Interest Entities;
●	Business combinations;
●	Carrying value of long-lived assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our accounting policies for the three months ended March 31, 2023.

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, industrial, commercial, security, first responder, medical, and defense markets. We also provide custom solutions and engineering services to third parties, including OEMs, of waveguides to enable fully-integrated wearable display systems, including HMDs to commercial, industrial and defense customers. We do not offer “work-for-hire” services per se but rather offer our engineering services for projects that we expect could result in advancing our technology and potentially lead to long-term supply or OEM relationships.

All of the mobile displays and wearable and mobile electronics markets in which we compete, including mobile and wearable displays and electronics, have been and continue to be subject to consistent and rapid technological change, with ever greater capabilities and performance, including mobile devices with larger screen sizes and improved display resolutions as well as, in many cases, reductions in pricing for mobile devices. As a result, we must continue to improve our products’ performance and lower our costs. We believe our intellectual property portfolio gives us a leadership position in the design and manufacturing of micro-display projection engines, waveguides, mechanical packaging, ergonomics, and optical systems.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
			Dollar	% Increase
	2023	2022	Change	(Decrease)

Sales:
Sales of Products	$4,191,361	$2,503,051	$1,688,310	67%

Cost of Sales:
Cost of Sales - Products	3,082,439	1,803,598	1,278,841	71%
Cost of Sales - Depreciation and Amortization	232,916	223,785	9,131	4%

Total Cost of Sales	3,315,355	2,027,383	1,287,972	64%

Gross Profit	876,006	475,668	400,338	84%
Gross Profit %	21%	19%

Operating Expenses:
Research and Development	3,069,797	3,103,444	(33,647)	(1)%
Selling and Marketing	2,539,659	2,023,435	516,224	26%
General and Administrative	5,131,824	5,453,833	(322,009)	(6)%
Depreciation and Amortization	964,265	259,245	705,020	272%
Impairment of Patents and Trademarks	17,666	49,603	(31,937)	(64)%

Loss from Operations	(10,847,205)	(10,413,892)	(433,313)	4%

Other Income (Expense):
Investment Income	695,783	6,280	689,503	10,979%
Income and Other Taxes	(87,795)	(47,632)	(40,163)	84%
Foreign Exchange Loss	(1,366)	(50,757)	49,391	(97)%

Total Other Income (Expense), Net	606,622	(92,109)	698,731	(759)%

Loss Before Provision for Income Taxes	(10,240,583)	(10,506,001)	265,418	(3)%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(10,240,583)	$(10,506,001)	$265,418	(3)%

Sales.   There was an increase in total sales for the three months ended March 31, 2023 compared to the same period in 2022 of $1,688,310, or 67%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2023	Total Sales	March 31, 2022	Total Sales	Change	(Decrease)
Sales of Products	$4,191,361	100%	2,503,051	100%	$1,688,310	67%

Sales of products increased by 67% for the three months ended March 31, 2023 compared to the same period in 2022. Smart glasses revenue was the primary driver of this increase, as unit sales of our M400 product increased significantly, partially offset by higher average sales discounts due to larger volume reseller sales, as compared to that during the same period in 2022.

There were no engineering services revenue for the three months ended March 31, 2023 and 2022.

Cost of Sales and Gross Profit. Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, the non-cash depreciation for our tooling and manufacturing equipment, and amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold:

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	March 31, 2023	Total Sales	March 31, 2022	Total Sales	Change	(Decrease)
Product Cost of Sales	2,546,951	61%	$1,406,745	56%	$1,140,206	81%
Manufacturing Overhead - Unapplied	535,488	13%	396,853	16%	138,635	35%
Depreciation and Amortization	232,916	6%	223,785	9%	9,131	4%

Total Cost of Sales	$3,315,355	79%	$2,027,383	81%	$1,287,972	64%

Gross Profit	$876,006	21%	$475,668	19%	$400,338	84%

For the three months ended March 31, 2023, gross profit from total sales was $876,006 or 21% as compared to $475,668 or 19% in the same period in 2022.

Manufacturing overhead costs, not already added in Cost of Sales, increased by $138,635 or 35% for the three months ended March 31, 2023 over the 2022 comparable period, however, such costs decreased as a percentage of total sales to 13% as compared to 16% in 2022. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by lower than planned production output due to some supply chain issues, which have improved significantly in the second quarter.

Research and Development.  Our research and development expenses consist primarily of compensation costs for personnel, including non-cash stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development expenses.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2023	Total Sales	March 31, 2022	Total Sales	Change	(Decrease)
Research and Development	$3,069,797	73%	$3,103,444	124%	$(33,647)	(1)%

Research and development expenses for the three months ended March 31, 2023 decreased by $33,647 or 1%, as compared to the same period in 2022. This decrease was largely due to a decline of $61,300 in recruitment and hiring expenses, mostly offset by an increase of $52,243 in external development expenses and consultants related to our new products.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2023	Total Sales	March 31, 2022	Total Sales	Change	(Decrease)
Selling and Marketing	$2,539,659	61%	$2,023,435	81%	$516,224	26%

Selling and marketing expenses for the three months ended March 31, 2023 increased by $516,224 or 26%, as compared to the same period in 2022. This increase was largely due to a $541,848 increase in salary and salary benefits related expenses, driven by headcount increase; and an increase of $92,193 in travel related expenses; partially offset by a decrease of $52,780 in commissions; a decrease of $33,544 in advertising and tradeshow expenses; a decrease of $31,363 in website development and maintenance costs; and a decrease of $27,763 in sales consulting fees.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2023	Total Sales	March 31, 2022	Total Sales	Change	(Decrease)
General and Administrative	$5,131,824	122%	$5,453,833	218%	$(322,009)	(6)%

General and administrative expenses for the three months ended March 31, 2023 decreased by $322,009 or 6%, as compared to the same period in 2022. This decrease was largely due to a decrease of $562,119 in salary and salary benefits related expenses, which was primarily driven by a decrease in non-cash stock-based compensation related to the Company’s LTIP; a decrease of $64,617 in accounting and tax services expenses; and a $37,082 decrease in legal expenses; partially offset by an increase of $198,767 in shareholder and IR related expenses; a $84,575 increase in consulting fees; and a $36,647 increase in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense, not included in Cost of Sales, for the three months ended March 31, 2023 was $964,265, as compared to $259,245 in the same period in 2022, an increase of $705,020 The increase in depreciation and amortization expense is primarily due to the amortization of our technology license related to the Atomistic Agreements, which began on May 12, 2022.

Other Income (Expense), Net. Total other income was $606,622 for the three months ended March 31, 2023, as compared to other expense of $92,109 in the same period in 2022, an increase of $698,731. The overall increase in other income was primarily the result of an increase of $689,503 in investment income resulting from the recent rise in interest rates earned on the Company’s excess cash period over period; and a decrease in foreign exchange losses of $49,391; partially offset by an increase of $40,163 in income and other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective three month periods ending March 31, 2023 and 2022.

Liquidity and Capital Resources

Capital Resources: As of March 31, 2023, we had cash and cash equivalents of $63,235,863, a decrease of $9,328,080 from $72,563,943 as of December 31, 2022.

As of March 31, 2023, we had current assets of $79,910,801 as compared to current liabilities of $12,864,249 which resulted in a positive working capital position of $67,046,552. As of December 31, 2022, we had a working capital position of $75,963,883. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the three months ended:

	March 31,	March 31,
	2023	2022
Net Cash Provided by (used in)
Operating Activities	$(4,164,727)	$ (6,435,079)
Investing Activities	(4,692,596)	(217,227)
Financing Activities	(470,757)	(221,833)

During the three months ended March 31, 2023, we used $4,164,727 of cash for operating activities. Net changes in working capital items were $1,193,500 for the three months ended March 31, 2023, with the largest factors resulting from a $930,926 decrease in inventory and vendor prepayments; and a $218,520 decrease in other prepaid expenses. For the three months ended March 31, 2022, we used a total of $6,435,079 in cash for operating activities.

During the three months ended March 31, 2023, we used $4,692,596 of cash for investing activities, which included $2,000,000 in payments made towards our technology license fee commitment, $2,284,968 for purchases of manufacturing equipment and leasehold improvement expenditures related to our waveguide expansion project; $182,628 in patent and trademark expenditures; a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform; and an additional $100,000 investment in a private corporation as discussed in Note 7. For the three months ended March 31, 2022, we used a total of $217,227 in cash for investing activities.

During the three months ending March 31, 2023, we used $470,757 in net cash for financing activities, which was for share repurchases under our Share Buyback Program that was announced on March 2, 2022 and expired on March 2, 2023. For the three months ended March 31, 2022, we used $221,833 in net cash for financing activities.

As of March 31, 2023, the Company does not have any current or long-term debt obligations outstanding other than licensing fee commitments totaling $9,500,000, which are all current.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and licensing fee commitments. We incurred a net loss for the three months ended March 31, 2023 of $10,240,583 (of which $3,667,509 was related to non-cash stock-based compensation primarily due to our LTIP) and for the years ended December 31, 2022 and 2021 of $40,763,573 (of which $15,775,553 was related to non-cash stock-based compensation primarily due to our LTIP) and $40,377,160 (of which $17,302,833 was related to non-cash stock-based compensation primarily due to our LTIP), respectively. The Company has an accumulated deficit of $254,076,299 as of March 31, 2023.

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. This program was in effect for one year, did not obligate the Company to acquire any particular amount of common stock, and could have been suspended or discontinued at any time at the Company’s sole discretion. During the three months ended March 31, 2023, the Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of March 31, 2023, 579,672 shares of our common stock were held in treasury.

Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. As of March 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $63,235,863.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those that are described in “Risk Factors” in this report and under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in

Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at March 31, 2023.

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

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from those risk factors. The risks discussed in our 2022 Annual Report could materially affect our business, financial condition and future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities – none

Purchase of Equity Securities:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased under the Company's Share Buyback Program (1)	Maximum dollar value that may yet be purchased (1)
January 3, 2023 – January 18. 2023	115,000	$4.06	579,672	$-

(1)	On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program. An aggregate amount of $2,476,501 was purchased under this program between March 2022 and January 2023. This program expired on March 2, 2023.

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

VUZIX CORPORATION

Date: May 10, 2023	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)

XBRL-Only Content Section