Form 10-Q
period 2023-06-30
Vuzix Corp
filed 2023-08-08
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 8, 2023, there were 63,319,217 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$48,582,005	$72,563,943
Accounts Receivable, Net	6,545,608	3,558,971
Accrued Revenues in Excess of Billings	309,762	269,129
Employee Retention Credit Receivable	—	466,705
Inventories, Net	10,870,166	11,267,969
Manufacturing Vendor Prepayments	353,399	998,671
Prepaid Expenses and Other Assets	1,660,374	2,115,853

Total Current Assets	68,321,314	91,241,241

Long-Term Assets
Fixed Assets, Net	6,814,005	3,878,505
Operating Lease Right-of-Use Asset	628,131	956,165
Patents and Trademarks, Net	2,438,299	2,220,094
Technology Licenses, Net	28,504,870	30,158,689
Intangible Asset, Net	605,453	675,313
Goodwill	1,601,400	1,601,400
Other Assets, Net	1,649,132	1,581,143

Total Assets	$110,562,604	$132,312,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,620,490	$1,211,747
Unearned Revenue	107,043	29,064
Accrued Expenses	1,029,177	1,670,539
Licensing Fees Commitment	3,500,000	11,500,000
Income and Other Taxes Payable	138,959	214,997
Operating Lease Right-of-Use Liability	429,421	651,011

Total Current Liabilities	6,825,090	15,277,358

Long-Term Liabilities
Operating Lease Right-of-Use Liability	198,710	305,154

Total Liabilities	7,023,800	15,582,512

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 63,898,889 shares issued and 63,319,217 shares outstanding as of June 30, 2023 and 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022.	63,899	63,783
Additional Paid-in Capital	369,072,625	362,507,715
Accumulated Deficit	(263,121,219)	(243,835,716)
Treasury Stock, at cost, 579,672 shares as of June 30, 2023 and 464,672 shares as of December 31, 2022.	(2,476,501)	(2,005,744)

Total Stockholders' Equity	103,538,804	116,730,038

Total Liabilities and Stockholders' Equity	$110,562,604	$132,312,550

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2023	63,787,858	$63,787	$365,868,487	$(254,076,299)	(579,672)	$(2,476,501)	$109,379,474
Stock-Based Compensation Expense	96,525	97	3,189,606	—	—	—	3,189,703
Stock Option Exercises	14,506	15	14,532	—	—	—	14,547
Net Loss	—	—	—	(9,044,920)	—	—	(9,044,920)
Balance - June 30, 2023	63,898,889	$63,899	$369,072,625	$(263,121,219)	(579,672)	$(2,476,501)	$103,538,804

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2023	63,783,779	$63,783	$362,507,715	$(243,835,716)	(464,672)	$(2,005,744)	$116,730,038
Stock-Based Compensation Expense	96,525	97	6,550,382	—	—	—	6,550,479
Stock Option Exercises	18,585	19	14,528	—	—	—	14,547
Purchases of Treasury Stock	—	—	—	—	(115,000)	(470,757)	(470,757)
Net Loss	—	—	—	(19,285,503)	—	—	(19,285,503)
Balance - June 30, 2023	63,898,889	$63,899	$369,072,625	$(263,121,219)	(579,672)	$(2,476,501)	$103,538,804

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2022	63,704,626	$63,705	$350,721,326	$(213,578,143)	(36,685)	$(251,057)	$136,955,831
Stock-Based Compensation Expense	288,650	289	4,582,414	—	—	—	4,582,703
Stock Option Exercises	32,364	32	19,250	—	—	—	19,282
Net Loss	—	—	—	(10,021,668)	—	—	(10,021,668)
Balance - June 30, 2022	64,025,640	$64,026	$355,322,990	$(223,599,811)	(36,685)	$(251,057)	$131,536,148

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2022	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	288,650	289	8,538,153	—	—	—	8,538,442
Stock Option Exercises	64,722	65	48,440	—	—	—	48,505
Purchases of Treasury Stock	—	—	—	—	(36,685)	(251,057)	(251,057)
Net Loss	—	—	—	(20,527,668)	—	—	(20,527,668)
Balance - June 30, 2022	64,025,640	$64,026	$355,322,990	$(223,599,811)	(36,685)	$(251,057)	$131,536,148

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2023	2022	2023	2022
Sales:
Sales of Products	$4,425,162	$2,898,892	$8,616,523	$5,401,944
Sales of Engineering Services	265,673	108,866	265,673	108,866

Total Sales	4,690,835	3,007,758	8,882,196	5,510,810

Cost of Sales:
Cost of Sales - Products Sold	3,303,979	2,451,890	6,386,418	4,255,488
Cost of Sales - Depreciation and Amortization	257,939	231,163	490,855	454,949
Cost of Sales - Engineering Services	156,531	59,296	156,531	59,296

Total Cost of Sales	3,718,449	2,742,349	7,033,804	4,769,733

Gross Profit	972,386	265,409	1,848,392	741,077

Operating Expenses:
Research and Development	2,836,552	2,996,144	5,906,349	6,099,588
Selling and Marketing	2,509,922	1,850,595	5,049,581	3,914,584
General and Administrative	4,260,322	5,039,949	9,392,146	10,453,228
Depreciation and Amortization	973,222	379,702	1,937,487	638,946
Impairment of Patents and Trademarks	—	—	17,666	49,602

Total Operating Expenses	10,580,018	10,266,390	22,303,229	21,155,948

Loss From Operations	(9,607,632)	(10,000,981)	(20,454,837)	(20,414,871)

Other Income (Expense):
Investment Income	628,923	111,027	1,324,706	117,307
Income and Other Taxes	(35,420)	(31,326)	(123,215)	(78,959)
Foreign Exchange Loss	(30,791)	(100,388)	(32,157)	(151,145)

Total Other Income (Expense), Net	562,712	(20,687)	1,169,334	(112,797)

Loss Before Provision for Income Taxes	(9,044,920)	(10,021,668)	(19,285,503)	(20,527,668)
Provision for Income Taxes	—	—	—	—

Net Loss	(9,044,920)	(10,021,668)	(19,285,503)	(20,527,668)

Basic and Diluted Loss per Common Share	$(0.14)	$(0.16)	$(0.31)	$(0.32)
Weighted-average Shares Outstanding - Basic and Diluted	63,230,859	63,739,863	63,223,768	63,717,618

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2023	2022

Cash Flows from Operating Activities
Net Loss	$(19,285,503)	$(20,527,668)
Non-Cash Adjustments
Depreciation and Amortization	2,428,342	1,093,895
Stock-Based Compensation	6,500,261	8,200,774
Impairment of Patents and Trademarks	17,666	49,602
Change in Inventory Reserve for Obsolescence	480,258	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(2,986,637)	678,523
Accrued Revenues in Excess of Billings	(40,633)	(108,866)
Employee Retention Credit Receivable	466,705	—
Inventories	(82,454)	359,893
Manufacturing Vendor Prepayments	645,272	(654,569)
Prepaid Expenses and Other Assets	1,692	492,599
Increase (Decrease) in Operating Liabilities
Accounts Payable	408,743	(732,813)
Accrued Expenses	(641,362)	195,276
Unearned Revenue	77,980	12,829
Income and Other Taxes Payable	(76,037)	(76,384)

Net Cash Flows Used in Operating Activities	(12,085,707)	(11,016,909)

Cash Flows from Investing Activities
Purchases of Fixed Assets	(2,774,513)	(3,504,931)
Investments in Patents and Trademarks	(340,507)	(272,686)
Investments in Licenses, Intangibles and Other Assets	(8,000,000)	(4,625,000)
Investments in Software Development	(125,000)	—
Investments in Other Assets	(200,000)	—

Net Cash Flows Used in Investing Activities	(11,440,020)	(8,402,617)

Cash Flows from (used) Financing Activities
Proceeds from Exercise of Stock Options	14,546	48,505
Purchases of Treasury Stock	(470,757)	(251,057)

Net Cash Flows Used in Financing Activities	(456,211)	(202,552)

Net Decrease in Cash and Cash Equivalents	(23,981,938)	(19,622,078)
Cash and Cash Equivalents - Beginning of Period	72,563,943	120,203,873

Cash and Cash Equivalents - End of Period	$48,582,005	$100,581,795

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,335,307	$1,223,691
Non-Cash Investment in Licenses	3,500,000	10,500,000
Stock-Based Compensation Expense - Expensed less Previously Issued	(50,218)	(337,379)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Certain re-classifications have been made to prior comparable periods to conform with current reporting impacting Costs of Sales, Gross Profit and Depreciation and Amortization. The results of the Company’s operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2022, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

Re-classification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statements of Operations for the three and six months ended June 30, 2022, to reclassify depreciation expense related to our manufacturing operations from the amounts of reported depreciation and amortization expenses originally included in Operating Expenses. This change in classification does not affect previously reported Net Loss or reported Cash Flows Used in Operating Activities in the Consolidated Statements of Cash Flows or Consolidated Balance Sheets. The below table is a summary of the impact of these re-classifications:

	For the Three Months Ended June 30, 2022			For the Six Months Ended June, 2022
	As Previously			As Previously
Condensed Statement of Operations	Presented	Re-classification	Revised	Presented	Re-classification	Revised
Total Sales	$3,007,758	$—	$3,007,758	$5,510,810	$—	$5,510,810
Cost of Sales - Products Sold	2,522,674	(70,784)	2,451,890	4,386,371	(130,883)	4,255,488
Cost of Sales - Depreciation and Amortization	—	231,163	231,163	—	454,949	454,949
Cost of Sales - Engineering Services	59,296	—	59,296	59,296	—	59,296
Gross Profit	425,788	160,379	265,409	1,065,143	324,066	741,077
Operating Expenses:
Research and Development	2,996,144		2,996,144	6,099,588		6,099,588
Selling and Marketing	1,850,595		1,850,595	3,914,584		3,914,584
General and Administrative	5,039,949		5,039,949	10,453,228		10,453,228
Depreciation and Amortization	540,081	(160,379)	379,702	963,012	(324,066)	638,946
Impairment of Patents and Trademarks	—		—	49,602		49,602
Total Operating Expenses	10,426,769	(160,379)	10,266,390	21,480,014	(324,066)	21,155,948
Loss From Operations	(10,000,981)	—	(10,000,981)	(20,414,871)	—	(20,414,871)
Total Other Expense, Net	(20,687)		(20,687)	(112,797)		(112,797)
Net Loss	$(10,021,668)	$—	$(10,021,668)	$(20,527,668)	$—	$(20,527,668)

Customer Concentrations

For the three months ended June 30, 2023, one customer represented 75% of total product revenue. For the three months ended June 30, 2022, one customer represented 45% of total product revenue.

For the six months ended June 30, 2023, two customers represented 40% and 35% of total product revenue. For the six months ended June 30, 2022, one customer represented 24% of total product revenue.

As of June 30, 2023, two customers represented 58% and 23% of accounts receivable. As of December 31, 2022, one customer represented 26% of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Products Sales	$4,425,162	$2,898,892	$8,616,523	$5,401,944
Engineering Services	265,673	108,866	265,673	108,866

Total Revenue	$4,690,835	$3,007,758	$8,882,196	$5,510,810

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

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the six months ended June 30:

	% of Total Net Sales
	2023		2022
Point-in-Time	97%	%	98%	%
Over Time – Input Method	3%	%	2%	%

Total	100%	%	100%	%

Remaining Performance Obligations

As of June 30, 2023, the Company had approximately $80,000 of remaining performance obligations under a current waveguide development project, which represents the remainder of the total transaction price of approximately $800,000 under this development agreement, which commenced in 2022, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project in the third quarter of 2023. Revenues earned less amounts invoiced at June 30, 2023 in the amount of $309,762 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and six months ended June 30, 2023 and 2022, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2023 and 2022, there were 8,658,642 and 8,528,668 common stock share equivalents, respectively, potentially exercisable or issuable under conversion or exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	June 30,	December 31,
	2023	2022

Purchased Parts and Components	$9,780,977	$10,399,527
Work-in-Process	518,460	344,242
Finished Goods	2,468,476	1,941,689
Less: Reserve for Obsolescence	(1,897,747)	(1,417,489)

Inventories, Net	$10,870,166	$11,267,969

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	June 30,	December 31,
	2023	2022
Tooling and Manufacturing Equipment	$8,866,022	$6,065,445
Leaseholds	1,472,898	826,329
Computers and Purchased Software	789,036	760,256
Furniture and Equipment	2,513,575	2,487,650
	13,641,531	10,139,680
Less: Accumulated Depreciation	(6,827,526)	(6,261,175)
Fixed Assets, Net	$6,814,005	$3,878,505

During the six months ended June 30, 2023, the Company invested $2,774,513 in tooling and manufacturing equipment and leasehold improvements, mostly attributable to the Company’s new waveguide expansion project. Construction on the Company’s new facility began late in December 2022 and the Company expects the construction to be completed by the end of September 2023.

Total depreciation expense for fixed assets, not included in cost of sales, for the three months ended June 30, 2023, and 2022 was $111,934 and $111,943, respectively. Total depreciation expense for fixed assets, not included in cost of sales, for the six months ended June 30, 2023, and 2022 was $214,385 and $229,029, respectively.

Note 6 – Technology Licenses, Net

	June 30,	December 31,
	2023	2022

Licenses	$32,443,356	$2,443,356
Additions	—	30,000,000
Less: Accumulated Amortization	(3,938,486)	(2,284,667)
Licenses, Net	$28,504,870	$30,158,689

Total amortization expense related to technology licenses for the three months ended June 30, 2023 and 2022 was $826,984 and $244,201, respectively. Total amortization expense related to technology licenses for the six months ended June 30, 2023, and 2022 was $1,653,868 and $300,901, respectively.

The Company signed a series of agreements with Atomistic SAS in 2022, which provided for an exclusive license of key micro LED technology for cash commitments totaling $30 million along with performance-based cash and equity issuance commitments to be made by the Company relating to the certain deliverables and the achievement of milestones by Atomistic, as further discussed in Note 10 – Capital Stock.

These intangible technology license assets are to be amortized over a ten-year period. As of June 30, 2023, there is a remaining funding commitment of $3,500,000 associated with these licenses, that will be paid over the next six months.

Note 7 - Other Assets

	June 30,	December 31,
	2023	2022
Private Corporation Investments	$450,000	$450,000
Additions	200,000	—
Total Private Corporation Investments (at cost)	650,000	450,000

Software Development Costs	875,000	750,000
Additions	125,000	125,000
Less: Accumulated Amortization	(513,889)	(375,000)
Software Development Costs, Net	486,111	500,000

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	513,021	631,143

Total Other Assets	$1,649,132	$1,581,143

In 2021, the Company acquired, for a purchase price of $200,000, an ownership interest of 3%, in the form of preferred stock, in a private corporation developing smart glasses software for use by retailers in the stock keeping of inventory, amongst other uses. In the six months ended June 30, 2023, the Company purchased an additional $100,000 of preferred stock in this corporation through a subsequent round of funding in order to retain a 2% ownership interest.

In June 2023, the Company purchased $100,000 of preferred stock, along with warrants, in a UK-based public company developing new semiconductor materials for displays. The investment represents less than a 1% ownership interest.

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used in its M400 and M4000 products. This upgrade was finished and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line basis over its expected product life cycle of thirty-six (36) months, which began on October 1, 2020. In October 2021, the Company invested $250,000 and in the first quarter of 2022 the Company invested an additional $125,000 for further Android operating systems version upgrades to the CPU platform it uses in its M400 and M4000 products. In the six months ended June 30, 2023, the Company made a final investment of $125,000 to these system upgrades, which were placed into service during the quarter. These additional upgrades of $500,000 are being amortized on a straight-line base over thirty-six (36) months.

Total amortization expense related to all software updates for the three months ended June 30, 2023, and 2022 were $83,333 and $41,667, respectively. Total amortization expense related to all software updates for the six months ended June 30, 2023, and 2022 were $138,889 and $83,333, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022

Accrued Wages and Related Costs	$478,116	$843,537
Accrued Professional Services	152,400	263,800
Accrued Warranty Obligations	198,700	159,927
Other Accrued Expenses	199,961	403,275

Total	$1,029,177	$1,670,539

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

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2023, were as follows:

Accrued Warranty Obligations at December 31, 2022	$159,927
Reductions for Settling Warranties	(219,723)
Warranties Issued During Year	258,496

Accrued Warranty Obligations at June 30, 2023	$198,700

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of June 30, 2023, and December 31, 2022. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on June 30, 2023, and December 31, 2022, respectively.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 63,898,889 shares issued and 63,319,217 shares outstanding as of June 30, 2023, and 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022.

In connection with the Atomistic Technology Licenses discussed in Note 6, the Company will, upon certain deliverables and the achievement of milestones contained in the Atomistic Agreements, be committed to pay $2,500,000 and to issue, depending on the Company’s share price within a $13.00 to $8.00 range at the time of their issuance, a minimum of 1,750,000 up to a maximum of 2,874,754 common shares of Vuzix to the stockholders of Atomistic (as a portion of the consideration for certain shares of Atomistic) which would result in Vuzix owning Series A Preferred shares in Atomistic that could ultimately be converted into ordinary shares of Atomistic and Vuzix ultimately owning 100% of Atomistic. The share issuances by the Company are expected to be issued over the next 6 to 18 months.

Treasury Stock

On March 2, 2022, our Board of Directors approved the Company to repurchase up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program was in effect for one year and expired on March 2, 2023. During the three months ended March 31, 2023, the Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of June 30, 2023, 579,672 shares of our common stock were held in treasury.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 12) for the six months ended June 30, 2023, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2022	2,805,673	$7.80	7.28
Granted	124,000	4.80
Exercised	(18,240)	1.33
Expired or Forfeited	(36,791)	10.64

Outstanding at June 30, 2023	2,874,642	$7.67	6.94

The weighted average remaining contractual term for all options as of June 30, 2023, and December 31, 2022, was 6.94 years and 7.28 years, respectively.

As of June 30, 2023, there were 1,765,244 options that were fully vested and exercisable at a weighted average exercise price of $7.04 per share. The weighted average remaining contractual term of the vested options is 6.1 years.

As of June 30, 2023, there were 1,109,398 unvested options exercisable at a weighted average exercise price of $8.84 per share. The weighted average remaining contractual term of the unvested options is 8.3 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. As of June 30, 2023, the Company had $6,863,003 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 2.2 years.

During the three months ended June 30, 2023, the Company issued 96,525 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2023 to June 2024. The fair market value on the date of award of the stock issued was $5.18, resulting in an aggregate fair value of approximately $500,000. The fair market value of these awards is expensed over twelve (12) months, beginning on July 1, 2023.

For the three months ended June 30, 2023, and 2022, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $1,083,064 and $1,222,733, respectively. For the six months ended June 30, 2023, and 2022, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $2,212,630 and $2,573,343, respectively.

Note 12 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended June 30, 2023, and 2022, the Company recorded non-cash stock-based compensation expense of $1,749,687 and $2,658,294, respectively, for options that vested or are probable to vest. For the six months ended June 30, 2023, and 2022, the Company recorded non-cash stock-based compensation expense of $4,287,631 and $5,627,432, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of June 30, 2023, we had $12,922,301 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the expiration of the option life for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of June 30, 2023, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of June 30, 2023, there are 2,704,500 options unvested for the achievement of Equity Market Capitalization targets, 1,893,150 unvested options for the achievement of annual Revenue targets, and 811,350 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

Award Potential	Criteria Achievement Weighting
	50% of Options Available	35% of Options Available	15% of Options Available
Options Available (Subject to Vesting)	Equity Market Capitalization Target	Last Twelve Months Revenue Target	Last Twelve Months EBITDA Target

686,000	$ 2,000,000,000	$ 25,000,000	0.0%
686,000	3,000,000,000	50,000,000	2.0%
686,000	4,000,000,000	100,000,000	4.0%
686,000	5,000,000,000	200,000,000	6.0%
586,000	6,000,000,000	300,000,000	8.0%
586,000	7,000,000,000	450,000,000	10.0%
561,000	8,000,000,000	675,000,000	12.0%
491,000	9,000,000,000	1,000,000,000	14.0%
441,000	10,000,000,000	1,500,000,000	16.0%
5,409,000

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceedings or litigation that we consider to be material, and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of June 30, 2023 were as follows:

2023 (6 months remaining)	$348,826
2024	191,120
2025	132,982
Total Future Lease Payments	672,928
Less: Imputed Interest	(44,797)
Total Lease Liability Balance	$628,131

Operating lease costs under the operating leases totaled $207,352 and $163,277 for the three months ended June 30, 2023, and 2022, respectively. Operating lease costs under the operating leases totaled $410,691 and $325,642 for the six months ended June 30, 2023, and 2022, respectively.

As of June 30, 2023, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.5 years.

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

We believe that our application of accounting policies, and the estimates inherently required therein, are reasonable. We periodically re-evaluate these accounting policies and estimates and make adjustments when facts and circumstances dictate. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using such necessary estimates.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our accounting policies for the three months ended June 30, 2023.

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

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
			Dollar	% Increase
	2023	2022	Change	(Decrease)

Sales:
Sales of Products	$4,425,162	$2,898,892	$1,526,270	53%
Sales of Engineering Services	265,673	108,866	156,807	144%

Total Sales	4,690,835	3,007,758	1,683,077	56%

Cost of Sales:
Cost of Sales - Products	3,303,979	2,451,890	852,089	35%
Cost of Sales - Depreciation and Amortization	257,939	231,163	26,776	12%
Cost of Sales - Engineering Services	156,531	59,296	97,235	164%

Total Cost of Sales	3,718,449	2,742,349	976,100	36%

Gross Profit	972,386	265,409	706,977	266%
Gross Profit %	21%	9%

Operating Expenses:
Research and Development	2,836,552	2,996,144	(159,592)	(5)%
Selling and Marketing	2,509,922	1,850,595	659,327	36%
General and Administrative	4,260,322	5,039,949	(779,627)	(15)%
Depreciation and Amortization	973,222	379,702	593,520	156%

Loss from Operations	(9,607,632)	(10,000,981)	393,349	(4)%

Other Income (Expense):
Investment Income	628,923	111,027	517,896	466%
Income and Other Taxes	(35,420)	(31,326)	(4,094)	13%
Foreign Exchange Loss	(30,791)	(100,388)	69,597	(69)%

Total Other Income (Expense), Net	562,712	(20,687)	583,399	(2,820)%

Loss Before Provision for Income Taxes	(9,044,920)	(10,021,668)	976,748	(10)%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(9,044,920)	$(10,021,668)	$976,748	(10)%

Sales.   There was an increase in total sales for the three months ended June 30, 2023 compared to the same period in 2022 of $1,683,077 or 56%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Sales of Products	$4,425,162	94%	2,898,892	96%	$1,526,270	53%
Sales of Engineering Services	265,673	6%	108,866	4%	156,807	144%
Total Sales	$4,690,835	100%	$3,007,758	100%	$1,683,077	56%

Sales of products increased by 53% for the three months ended June 30, 2023, compared to the same period in 2022. Smart glasses revenue was the primary driver of this increase as unit sales of our M400 product increased significantly.

Sales of engineering services for the three months ended June 30, 2023, was $265,673, as compared to $108,866 in the comparable 2022 period.

Cost of Sales and Gross Profit. Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, the depreciation for our tooling and manufacturing equipment, and amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold:

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Product Cost of Sales	$2,940,253	63%	$2,114,139	70%	$826,114	39%
Manufacturing Overhead - Unapplied	363,726	8%	337,751	11%	25,975	8%
Depreciation and Amortization	257,939	5%	231,163	8%	26,776	12%
Engineering Services Costs Sales	156,531	3%	59,296	2%	97,235	164%

Total Cost of Sales	$3,718,449	79%	$2,742,349	91%	$976,100	36%

Gross Profit	$972,386	21%	$265,409	9%	$706,977	266%

For the three months ended June 30, 2023, gross profit from total sales was $972,386 or 21% as compared to $265,409 or 9% in the comparable period in 2022.

Unapplied manufacturing overhead costs, not already added in cost of sales, increased by $25,975 or 8% for the three months ended June 30, 2023 over the 2022 comparable period. Such costs, however, decreased as a percentage of total sales to 8% as compared to 11% in 2022. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by upgrades to the opening balance of finished goods that were processed in the second quarter, despite our M400 production levels.

Depreciation and amortization expense in cost of sales increased by $26,776 or 12% because new manufacturing equipment was brought online in the second quarter as compared to the comparable 2022 period, when such activity was classified as construction-in-progress.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Research and Development	$2,836,552	60%	$2,996,144	100%	$(159,592)	(5)%

Research and development expenses for the three months ended June 30, 2023, decreased by $159,592 or 5%, as compared to the comparable period in 2022. This decrease was largely due to a $192,929 reduction in external development expenses and consultants related to our new products; a decrease of $33,710 in supplies expenses; and partially offset by an increase of $76,569 in salary and benefits related expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Selling and Marketing	$2,509,922	54%	$1,850,595	62%	$659,327	36%

Selling and marketing expenses for the three months ended June 30, 2023, increased by $659,327 or 36%, as compared to the comparable period in 2022. This increase was largely due to a $519,746 increase in salary and benefits related expenses, driven by headcount increase; an increase of $87,179 in advertising and tradeshow expenses; and an increase of $68,258 in travel related expenses; partially offset by a decrease of $46,525 in website development and maintenance costs.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
General and Administrative	$4,260,322	91%	$5,039,949	168%	$(779,627)	(15)%

General and administrative expenses for the three months ended June 30, 2023, decreased by $779,627 or 15%, as compared to the comparable period in 2022. This decrease was largely due to a decrease of $760,257 in salary and benefits related expenses, which was primarily driven by a decrease in non-cash stock-based compensation; and a decrease of $43,938 in accounting and tax services expenses; partially offset by an increase of $60,039 in travel related expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended June 30, 2023, was $973,222, as compared to $379,702 in the comparable period in 2022, an increase of $593,520. The increase in depreciation and amortization expense is primarily due to the amortization of our technology license related to the Atomistic Agreements, which began on May 12, 2022.

Other Income (Expense), Net. Total other income was $562,712 for the three months ended June 30, 2023, as compared to other expense of $20,687 in the comparable period in 2022, an increase of $583,399. The overall increase in other income was primarily the result of an increase of $517,896 in investment income resulting from the recent rise in interest rates earned on the Company’s excess cash period-over-period; and a decrease in foreign exchange losses of $69,597.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending June 30, 2023, and 2022.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
			Dollar	% Increase
	2023	2022	Change	(Decrease)

Sales:
Sales of Products	$8,616,523	$5,401,944	$3,214,579	60%
Sales of Engineering Services	265,673	108,866	156,807	144%

Total Sales	8,882,196	5,510,810	3,371,386	61%

Cost of Sales:
Cost of Sales - Products Sold	6,386,418	4,255,488	2,130,930	50%
Cost of Sales - Depreciation and Amortization	490,855	454,949	35,906	8%
Cost of Sales - Engineering Services	156,531	59,296	97,235	164%

Total Cost of Sales	7,033,804	4,769,733	2,264,071	47%

Gross Profit	1,848,392	741,077	1,107,315	149%
Gross Profit %	21%	13%

Operating Expenses:
Research and Development	5,906,349	6,099,588	(193,239)	(3)%
Selling and Marketing	5,049,581	3,914,584	1,134,997	29%
General and Administrative	9,392,146	10,453,228	(1,061,082)	(10)%
Depreciation and Amortization	1,937,487	638,946	1,298,541	203%
Impairment of Patents and Trademarks	17,666	49,602	(31,936)	(64)%

Loss from Operations	(20,454,837)	(20,414,871)	(39,966)	0%

Other Income (Expense):
Investment Income	1,324,706	117,307	1,207,399	1,029%
Income and Other Taxes	(123,215)	(78,959)	(44,256)	56%
Foreign Exchange Loss	(32,157)	(151,145)	118,988	(79)%

Total Other Income (Expense), Net	1,169,334	(112,797)	1,282,131	(1,137)%

Net Loss	$(19,285,503)	$(20,527,668)	$1,242,165	(6)%

Sales.   There was an increase in total sales for the six months ended June 30, 2023, compared to the same period in 2022 of $3,371,386 or 61%. The following table reflects the major components of our sales:

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Sales of Products	$8,616,523	97%	$5,401,944	98%	$3,214,579	60%
Sales of Engineering Services	265,673	3%	108,866	2%	156,807	144%
Total Sales	$8,882,196	100%	$5,510,810	100%	$3,371,386	61%

Sales of products increased by 60% for the six months ended June 30, 2023, compared to the same period in 2022. Smart glasses revenue was the primary driver of this increase as unit sales of our M400 product increased significantly, partially offset by higher average sales discounts due to larger volume reseller sales compared to the comparable period in 2022.

Sales of engineering services for the six months ended June 30, 2023, was $265,673, as compared to $108,866 in the comparable 2022 period.

Cost of Sales and Gross Profit. Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, the depreciation for our tooling and manufacturing equipment, and amortization of software development costs related to the production of our products and rendering of engineering services. The following table reflects the components of our cost of goods sold:

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Product Cost of Sales	$5,487,776	62%	$3,651,767	66%	$1,836,009	50%
Manufacturing Overhead - Unapplied	898,642	10%	734,604	13%	164,038	22%
Depreciation and Amortization	490,855	6%	324,066	6%	166,789	51%
Engineering Services Cost of Sales	156,531	2%	59,296	1%	97,235	164%

Total Cost of Sales	7,033,804	79%	4,769,733	87%	2,264,071	47%

Gross Profit	$1,848,392	21%	$741,077	13%	$1,107,315	149%

For the six months ended June 30, 2023, gross profit from total sales was $1,848,392 or 21% as compared to $741,077 or 13% in the comparable period in 2022.

Unapplied manufacturing overhead costs, not already added in cost of sales, increased by $164,038 or 22% for the six months ended June 30, 2023 over the 2022 comparable period, however, such costs decreased as a percentage of total sales to 10% as compared to 13% in 2022. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a combination of a supply chain issue that slowed some production in Q1 2023 and by upgrades to the opening balance of finished goods that were processed in the second quarter, despite our M400 production levels in the second quarter.

Depreciation and amortization expense in cost of sales, increased by $166,789 or 51% because new manufacturing equipment was brought online in the first half of 2023 as compared to the prior period, when such activity was classified as construction-in-progress.

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

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Research and Development	$5,906,349	66%	$6,099,588	111%	$(193,239)	(3)%

Research and development expenses for the six months ended June 30, 2023, decreased by $193,239 or 3%, as compared to the comparable period in 2022. This decrease was largely due to a $141,297 reduction in external development expenses and consultants related to our new products; a decrease of $79,059 in recruiting and hiring expenses; and a decrease of $39,897 in supplies expenses; partially offset by an increase of $72,099 in salary and benefits related expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
Selling and Marketing	$5,049,581	57%	$3,914,584	71%	$1,134,997	29%

Selling and marketing expenses for the six months ended June 30, 2023, increased by $1,134,997 or 29%, as compared to the comparable period in 2022. This increase was largely due to a $964,021 increase in salary and benefits related expenses, driven by headcount increases; an increase of $160,450 in travel related expenses; and an increase of $53,635 in advertising and tradeshow expenses; partially offset by a decrease of $42,523 in website development and maintenance costs.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2023	Total Sales	June 30, 2022	Total Sales	Change	(Decrease)
General and Administrative	$9,392,146	106%	$10,453,228	190%	$(1,061,082)	(10)%

General and administrative expenses for the six months ended June 30, 2023, decreased by $1,061,082 or 10%, as compared to the comparable period in 2022. This decrease was largely due to a decrease of $1,379,618 in salary and benefits related expenses, which was primarily driven by a decrease in non-cash stock-based compensation; a decrease of $108,555 in external accounting and tax services expenses; and a $47,255 decrease in legal expenses; partially offset by an increase of $193,176 in shareholder and IR related expenses; an increase of $141,817 in consulting fees; an increase of $79,639 in travel related expenses; and an increase of $49,024 in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the six months ended June 30, 2023, was $1,937,487, as compared to $638,946 in the comparable period in 2022, an increase of $1,298,541. The increase in depreciation and amortization expense is primarily due to the amortization of our technology license related to the Atomistic Agreements, which began on May 12, 2022.

Other Income (Expense), Net. Total other income was $1,169,334 for the six months ended June 30, 2023, as compared to other expense of $112,797 in the comparable period in 2022, an increase of $1,282,131. The overall increase in other income was primarily the result of an increase of $1,207,399 in investment income resulting from the recent rise in interest rates earned on the Company’s excess cash period over period; and a decrease in foreign exchange losses of $118,988; partially offset by an increase of $44,256 in income and other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective six-month periods ending June 30, 2023, and 2022.

Liquidity and Capital Resources

Capital Resources: As of June 30, 2023, we had cash and cash equivalents of $48,582,005, a decrease of $23,981,938 from $72,563,943 as of December 31, 2022.

As of June 30, 2023, we had current assets of $68,321,314 as compared to current liabilities of $6,825,090 which resulted in a positive working capital position of $61,496,224. As of December 31, 2022, we had a working capital position of $75,963,883. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the six months ended:

	June 30,	June 30,
	2023	2022
Net Cash Provided by (used in)
Operating Activities	$(12,085,707)	$ (11,016,909)
Investing Activities	(11,440,020)	(8,402,617)
Financing Activities	(456,211)	(202,552)

During the six months ended June 30, 2023, we used $12,085,707 of cash for operating activities. Net changes in working capital items were $2,226,731 for the six months ended June 30, 2023, with the largest factors resulting from a $3,027,270 increase in trade accounts receivables and accrued revenue in excess of billings, partially offset by receipt of $466,705 for our Employee Retention Credit, which was filed with the IRS in November 2022; a $562,818 decrease in inventory and vendor prepayments; and a $232,619 decrease in trade accounts payable and accrued expenses. For the six months ended June 30, 2022, we used a total of $11,016,909 in cash for operating activities.

During the six months ended June 30, 2023, we used $11,440,020 of cash for investing activities, which included $8,000,000 in payments made towards our technology license fee commitment with Atomistic, as discussed in Note 6, $2,774,513 for purchases of manufacturing equipment and leasehold improvement expenditures primarily related to our waveguide expansion project; $340,507 in patent and trademark expenditures; a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform; and an additional $200,000 of investments in private corporations as discussed in Note 7. For the six months ended June 30, 2022, we used a total of $8,402,617 in cash for investing activities.

During the six months ending June 30, 2023, we used $456,211 in net cash for financing activities, which included $14,546 received for stock option exercises, which was offset by $470,757 expended for share repurchases under our Share Buyback Program that expired on March 2, 2023. For the six months ended June 30, 2022, we used $202,552 in net cash for financing activities.

As of June 30, 2023, the Company does not have any current or long-term debt obligations outstanding other than licensing fee commitments totaling $3,500,000, which are all current.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and licensing fee commitments. We incurred a net loss for the six months ended June 30, 2023, of $19,285,503 (of which $6,500,261 was related to non-cash stock-based compensation) and for the years ended December 31, 2022, and 2021 of $40,763,573 (of which $15,775,553 was related to non-cash stock-based compensation) and $40,377,160 (of which $17,302,833 was related to non-cash stock-based compensation), respectively. The Company has an accumulated deficit of $263,507,583 as of June 30, 2023.

Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. As of June 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $48,582,005.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those described in “Risk Factors” in this report and under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the effects of pending or threatened litigation, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2023.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

During the three months ended June 30, 2023, the Company issued 96,525 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2023 to June 2024. In connection with the foregoing, the Company relied upon the exemption from registration for transactions not involving a public offering.

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

None

Item 6.Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Inline XBRL Document set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

** Furnished herewith

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION

Date: August 8, 2023	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)