Form 10-Q
period 2023-09-30
Vuzix Corp
filed 2023-11-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 9, 2023, there were 63,327,608 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$38,049,037	$72,563,943
Accounts Receivable, Net	6,951,934	3,558,971
Accrued Revenues in Excess of Billings	437,275	269,129
Employee Retention Credit Receivable	—	466,705
Inventories, Net	11,301,878	11,267,969
Manufacturing Vendor Prepayments	621,029	998,671
Prepaid Expenses and Other Assets	2,249,102	2,115,853

Total Current Assets	59,610,255	91,241,241

Long-Term Assets
Fixed Assets, Net	7,049,729	3,878,505
Operating Lease Right-of-Use Asset	464,658	956,165
Patents and Trademarks, Net	2,531,267	2,220,094
Technology Licenses, Net	27,677,936	30,158,689
Intangible Asset, Net	570,523	675,313
Goodwill	1,601,400	1,601,400
Other Assets, Net	1,482,269	1,581,143

Total Assets	$100,988,037	$132,312,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,853,263	$1,211,747
Unearned Revenue	102,149	29,064
Accrued Expenses	838,249	1,670,539
Licensing Fees Commitment	2,000,000	11,500,000
Income and Other Taxes Payable	54,061	214,997
Operating Lease Right-of-Use Liability	296,467	651,011

Total Current Liabilities	5,144,189	15,277,358

Long-Term Liabilities
Operating Lease Right-of-Use Liability	168,191	305,154

Total Liabilities	5,312,380	15,582,512

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 63,907,280 shares issued and 63,327,608 shares outstanding as of September 30, 2023 and 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022.	63,907	63,783
Additional Paid-in Capital	372,192,478	362,507,715
Accumulated Deficit	(274,104,227)	(243,835,716)
Treasury Stock, at cost, 579,672 shares as of September 30, 2023 and 464,672 shares as of December 31, 2022.	(2,476,501)	(2,005,744)

Total Stockholders' Equity	95,675,657	116,730,038

Total Liabilities and Stockholders' Equity	$100,988,037	$132,312,550

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2023	63,898,889	$63,899	$369,072,625	$(263,121,219)	(579,672)	$(2,476,501)	$103,538,804
Stock-Based Compensation Expense	—	—	3,113,211	—	—	—	3,113,211
Stock Option Exercises	8,391	8	6,642	—	—	—	6,650
Net Loss	—	—	—	(10,983,008)	—	—	(10,983,008)
Balance - September 30, 2023	63,907,280	$63,907	$372,192,478	$(274,104,227)	(579,672)	$(2,476,501)	$95,675,657

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2023	63,783,779	$63,783	$362,507,715	$(243,835,716)	(464,672)	$(2,005,744)	$116,730,038
Stock-Based Compensation Expense	96,525	97	9,663,593	—	—	—	9,663,690
Stock Option Exercises	26,976	27	21,170	—	—	—	21,197
Purchases of Treasury Stock	—	—	—	—	(115,000)	(470,757)	(470,757)
Net Loss	—	—	—	(30,268,511)	—	—	(30,268,511)
Balance - September 30, 2023	63,907,280	$63,907	$372,192,478	$(274,104,227)	(579,672)	$(2,476,501)	$95,675,657

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2022	64,025,640	$64,026	$355,322,990	$(223,599,811)	(36,685)	$(251,057)	$131,536,148
Stock-Based Compensation Expense	(291,667)	(291)	3,549,683	—	—	—	3,549,392
Stock Option Exercises	42,362	42	(42)	—	—	—	—
Net Loss	—	—	—	(9,476,999)	—	—	(9,476,999)
Balance - September 30, 2022	63,776,335	$63,777	$358,872,631	$(233,076,810)	(36,685)	$(251,057)	$125,608,541

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2022	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	(3,017)	(2)	12,087,836	—	—	—	12,087,834
Stock Option Exercises	107,084	107	48,398	—	—	—	48,505
Purchases of Treasury Stock	—	—	—	—	(36,685)	(251,057)	(251,057)
Net Loss	—	—	—	(30,004,667)	—	—	(30,004,667)
Balance - September 30, 2022	63,776,335	$63,777	$358,872,631	$(233,076,810)	(36,685)	$(251,057)	$125,608,541

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2023	2022	2023	2022
Sales:
Sales of Products	$1,371,851	$2,537,539	$9,988,374	$7,939,483
Sales of Engineering Services	808,156	889,284	1,073,829	998,150

Total Sales	2,180,007	3,426,823	11,062,203	8,937,633

Cost of Sales:
Cost of Sales - Products Sold	1,884,239	2,034,123	8,270,658	6,289,612
Cost of Sales - Depreciation and Amortization	232,891	221,772	723,745	676,720
Cost of Sales - Engineering Services	300,421	302,707	456,953	362,003

Total Cost of Sales	2,417,551	2,558,602	9,451,356	7,328,335

Gross Profit (Loss)	(237,544)	868,221	1,610,847	1,609,298

Operating Expenses:
Research and Development	2,912,562	3,440,685	8,818,911	9,540,272
Selling and Marketing	2,832,031	1,980,748	7,881,612	5,895,332
General and Administrative	4,466,850	4,854,014	13,858,996	15,307,242
Depreciation and Amortization	959,353	510,099	2,896,840	1,149,046
Impairment of Patents and Trademarks	24,204	48,075	41,869	97,676

Total Operating Expenses	11,195,000	10,833,621	33,498,228	31,989,568

Loss From Operations	(11,432,544)	(9,965,400)	(31,887,381)	(30,380,270)

Other Income (Expense):
Investment Income	500,067	572,721	1,824,773	690,028
Income and Other Taxes	(21,715)	(19,768)	(144,930)	(98,727)
Foreign Exchange Loss	(28,816)	(64,552)	(60,973)	(215,698)

Total Other Income, Net	449,536	488,401	1,618,870	375,603

Loss Before Provision for Income Taxes	(10,983,008)	(9,476,999)	(30,268,511)	(30,004,667)
Provision for Income Taxes	—	—	—	—

Net Loss	(10,983,008)	(9,476,999)	(30,268,511)	(30,004,667)

Basic and Diluted Loss per Common Share	$(0.17)	$(0.15)	$(0.48)	$(0.47)
Weighted-average Shares Outstanding - Basic and Diluted	63,324,942	63,776,154	63,257,863	63,724,982

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2023	2022

Cash Flows From (Used In) Operating Activities
Net Loss	$(30,268,511)	$(30,004,667)
Non-Cash Adjustments
Depreciation and Amortization	3,620,585	1,825,766
Stock-Based Compensation	9,797,274	12,016,334
Impairment of Patents and Trademarks	41,869	97,676
Change in Inventory Reserve for Obsolescence	485,183	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(3,392,963)	(875,607)
Accrued Revenues in Excess of Billings	(168,146)	(393,250)
Employee Retention Credit Receivable	466,705	—
Inventories	(519,092)	(77,490)
Manufacturing Vendor Prepayments	377,642	73,330
Prepaid Expenses and Other Assets	(295,566)	(417,298)
Increase (Decrease) in Operating Liabilities
Accounts Payable	641,516	141,828
Accrued Expenses	(832,290)	(244,935)
Unearned Revenue	73,086	(3,425)
Income and Other Taxes Payable	(160,935)	(73,637)

Net Cash Flows Used in Operating Activities	(20,133,643)	(17,935,375)

Cash Flows From (Used In) Investing Activities
Purchases of Fixed Assets	(3,608,801)	(5,203,562)
Investments in Patents and Trademarks	(497,901)	(362,981)
Investments in Licenses, Intangibles and Other Assets	(9,500,000)	(6,125,000)
Investments in Software Development	(125,000)	—
Investments in Other Assets	(200,000)	—

Net Cash Flows Used in Investing Activities	(13,931,702)	(11,691,543)

Cash Flows From (Used In) Financing Activities
Proceeds from Exercise of Stock Options	21,196	48,505
Purchases of Treasury Stock	(470,757)	(251,057)

Net Cash Flows Used in Financing Activities	(449,561)	(202,552)

Net Decrease in Cash and Cash Equivalents	(34,514,906)	(29,829,470)
Cash and Cash Equivalents - Beginning of Period	72,563,943	120,203,873

Cash and Cash Equivalents - End of Period	$38,049,037	$90,374,403

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$1,126,777	$1,204,942
Non-Cash Investment in Licenses	2,000,000	9,000,000
Stock-Based Compensation Expense - Expensed less Previously Issued	133,584	(71,502)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2022, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2023.

Customer Concentrations

For the three months ended September 30, 2023, one customer represented 21% of total product revenue and three customers represented 54%, 18% and 14% of engineering services revenue. For the three months ended September 30, 2022, one customer represented 21% of total product revenue and two customers represented 100% of engineering services revenue.

For the nine months ended September 30, 2023, two customers represented 34% and 30% of total product revenue and four customers represented 41%, 14%, 12%, and 11% of engineering services revenue. For the nine months ended September 30, 2022, one customer represented 20% of total product revenue and two customers represented 100% of engineering services revenue.

As of September 30, 2023, two customers represented 54% and 22% of accounts receivable. As of December 31, 2022, one customer represented 26% of accounts receivable.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Products Sales	$1,371,851	$2,537,539	$9,988,374	$7,939,483
Engineering Services	808,156	889,284	1,073,829	998,150

Total Revenue	$2,180,007	$3,426,823	$11,062,203	$8,937,633

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include an end-user 30-day right to return if not satisfied with our product and general payment terms that are between Net 30 and Net 60 days. For our engineering services, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations. The Company allocated the transaction price to each distinct performance obligation using the expected cost-plus margin approach to estimate the standalone selling price. Assumptions used in this method include the projected costs of each distinct performance obligation. Performance obligations are recognized over time using the input method, and the estimated costs to complete each project are considered significant judgments.

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point-in-time for Smart Glasses, Waveguides and Display Engines, and our OEM Products, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company considers shipping and handling activities performed to be fulfillment activities and not a separate performance obligation. The Company also records revenue for performance obligations relating to our engineering services over time by using the input method measuring progress toward satisfying the performance obligations. Satisfaction of our performance obligations related to our engineering services is measured by the Company’s costs incurred as a percentage of total expected costs to project completion, as the inputs of actual costs incurred by the Company are directly correlated with progress toward completing the contract. As such, the Company believes that our methodologies for recognizing revenue over time for our engineering services correlate directly with the transfer of control of the underlying assets to our customers.

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

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the nine months ended September 30:

	% of Total Net Sales
	2023	2022
Point-in-Time	90%	89%
Over Time – Input Method	10%	11%

Total	100%	100%

Remaining Performance Obligations

As of September 30, 2023, the Company had approximately $3,200,000 of remaining performance obligations under four current waveguide development projects, which represents the remainder of transaction prices totaling approximately $4,400,000 under these development agreements, which commenced in 2022 and 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon expected due dates, at 18% in the fourth quarter, 58% in 2024 and 24% in 2025. Revenues earned less amounts invoiced at September 30, 2023, in the amount of $437,275 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2023 and 2022, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2023 and 2022, there were 8,695,308 and 8,532,349 common stock share equivalents, for the three and nine months then ended, respectively, potentially issuable from the exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	September 30,	December 31,
	2023	2022

Purchased Parts and Components	$8,471,998	$10,399,527
Work-in-Process	530,558	344,242
Finished Goods	4,201,994	1,941,689
Less: Reserve for Obsolescence	(1,902,672)	(1,417,489)

Inventories, Net	$11,301,878	$11,267,969

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	September 30,	December 31,
	2023	2022
Tooling and Manufacturing Equipment	$8,966,430	$6,065,445
Leaseholds	1,764,946	826,329
Computers and Purchased Software	817,207	760,256
Furniture and Equipment	2,580,907	2,487,650
	14,129,490	10,139,680
Less: Accumulated Depreciation	(7,079,761)	(6,261,175)
Fixed Assets, Net	$7,049,729	$3,878,505

During the nine months ended September 30, 2023, the Company invested $3,608,801 in tooling and manufacturing equipment and leasehold improvements, mostly attributable to the Company’s new waveguide expansion project. Construction on the Company’s new facility began late in December 2022 and the Company expects the construction to be completed by the end of November 2023.

Total depreciation expense for fixed assets, not included in cost of sales, for the three months ended September 30, 2023, and 2022 was $102,677 and $97,449, respectively. Total depreciation expense for fixed assets, not included in cost of sales, for the nine months ended September 30, 2023, and 2022 was $317,061 and $326,480, respectively.

Note 6 – Technology Licenses, Net

The changes in the Company’s Technology Licenses for the nine months ended September 30, 2023, were as follows:

	September 30,	December 31,
	2023	2022

Licenses	$32,443,356	$2,443,356
Additions	—	30,000,000
Less: Accumulated Amortization	(4,765,420)	(2,284,667)
Licenses, Net	$27,677,936	$30,158,689

Total amortization expense related to technology licenses, not included in cost of sales, for the three months ended September 30, 2023, and 2022 was $776,667 and $375,000, respectively. Total amortization expense related to technology licenses for the nine months ended September 30, 2023, and 2022 was $2,480,753 and $562,500, respectively.

The Company signed a series of agreements with Atomistic SAS in 2022, which provided for an exclusive license of key micro-LED technology for cash commitments totaling $30 million along with performance-based cash and equity issuance commitments to be made by the Company relating to certain deliverables and the achievement of milestones by Atomistic, as further discussed in Note 10 – Capital Stock.

These intangible technology license assets are to be amortized over a ten-year period. As of September 30, 2023, there is a remaining funding commitment of $2,000,000 associated with these licenses, which will be paid over the next three months.

Note 7 - Other Assets

The changes in the Company’s Other Assets for the nine months ended September 30, 2023, were as follows:

	September 30,	December 31,
	2023	2022
Private Corporation Investments	$450,000	$450,000
Additions	200,000	—
Total Private Corporation Investments (at cost)	650,000	450,000

Software Development Costs	875,000	750,000
Additions	125,000	125,000
Less: Accumulated Amortization	(597,222)	(375,000)
Software Development Costs, Net	402,778	500,000

Unamortized Common Stock Expense included in Long-Term Prepaid Expenses	429,491	631,143

Total Other Assets	$1,482,269	$1,581,143

In 2021, the Company acquired, for a purchase price of $200,000, an ownership interest of 3%, in the form of preferred stock, in a private corporation developing smart glasses software for use by retailers in the stock keeping of inventory, amongst other uses. In the nine months ended September 30, 2023, the Company purchased an additional $100,000 of preferred stock in this corporation through a subsequent round of funding in order to retain a 2% ownership interest.

In June 2023, the Company purchased $100,000 of preferred stock, along with warrants, in a UK-based public company developing new semiconductor materials for displays. The investment represents less than a 1% ownership interest.

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used in its M400 and M4000 products. This upgrade was completed and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line basis over its expected product life span of thirty-six (36) months, which began on October 1, 2020. In October 2021, the Company invested $250,000 and in the first quarter of 2022 the Company invested an additional $125,000 for further Android operating systems version upgrades to the CPU platform it uses in its M400 and M4000 products. In the nine months ended September 30, 2023, the Company made a final investment of $125,000 to these system upgrades, which were placed into service during the second quarter. These additional upgrades of $500,000 are being amortized on a straight-line basis over thirty-six (36) months.

Total amortization expense related to all software updates, included in cost of sales, for the three months ended September 30, 2023, and 2022 were $83,333 and $63,868, respectively. Total amortization expense related to all software updates for the nine months ended September 30, 2023, and 2022 were $222,222 and $194,751, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022

Accrued Wages and Related Costs	$398,768	$843,537
Accrued Professional Services	216,475	263,800
Accrued Warranty Obligations	215,888	159,927
Other Accrued Expenses	7,118	403,275

Total	$838,249	$1,670,539

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

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2023, were as follows:

Accrued Warranty Obligations at December 31, 2022	$159,927
Reductions for Settling Warranties	(243,690)
Warranties Issued During Year	299,651

Accrued Warranty Obligations at September 30, 2023	$215,888

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of September 30, 2023, and December 31, 2022. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on September 30, 2023, and December 31, 2022.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 63,907,280 shares issued and 63,327,608 shares outstanding as of September 30, 2023, and 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022.

In connection with the Atomistic Technology Licenses discussed in Note 6, the Company will, upon completion of certain deliverables and the achievement of milestones contained in the Atomistic Agreements, be committed to pay $2,500,000 and to issue, depending on the Company’s share price within a $13.00 to $8.00 range at the time of their issuance, a minimum of 1,750,000 up to a maximum of 2,874,754 common shares to the stockholders of Atomistic (as a portion of the consideration for certain shares of Atomistic) which would result in Vuzix owning Series A Preferred shares in Atomistic that could ultimately be converted into ordinary shares of Atomistic and Vuzix ultimately owning 100% of Atomistic. The share issuances by the Company are expected to be issued over the next three to fifteen months.

Treasury Stock

On March 2, 2022, our Board of Directors approved the Company to repurchase up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program was in effect for one year and expired on March 2, 2023. During the three months ended March 31, 2023, the Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of September 30, 2023, 579,672 shares of our common stock were held in treasury.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 12) for the nine months ended September 30, 2023, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2022	2,805,673	$7.80	7.28
Granted	180,000	4.43
Exercised	(28,240)	1.33
Expired or Forfeited	(46,125)	11.33

Outstanding at September 30, 2023	2,911,308	$7.60	6.75

The weighted average remaining contractual term for all options as of September 30, 2023, and December 31, 2022, was 6.75 years and 7.28 years, respectively.

As of September 30, 2023, there were 1,913,522 options that were fully vested and exercisable at a weighted average exercise price of $7.10 per share. The weighted average remaining contractual term of the vested options is 6.0 years.

As of September 30, 2023, there were 997,786 unvested options exercisable at a weighted average exercise price of $8.53 per share. The weighted average remaining contractual term of the unvested options is 8.2 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. As of September 30, 2023, the Company had $6,071,652 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 2.0 years.

During the nine months ended September 30, 2023, the Company issued 96,525 shares of common stock to its five independent board members as part of their annual retainer for services covering the period of July 2023 to June 2024. The fair market value on the date of those awards of the stock issued was $5.18, resulting in an aggregate fair value of approximately $500,000. The fair market value of these awards is expensed over twelve (12) months, beginning on July 1, 2023.

For the three months ended September 30, 2023, and 2022, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $1,110,331 and $1,157,556, respectively. For the nine months ended September 30, 2023, and 2022, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $3,322,961 and $3,730,899, respectively.

Note 12 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended September 30, 2023, and 2022, the Company recorded non-cash stock-based compensation expense of $2,186,682 and $2,658,294, respectively, for options that vested or are probable to vest. For the nine months ended September 30, 2023, and 2022, the Company recorded non-cash stock-based compensation expense of $6,474,313 and $8,285,435, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of September 30, 2023, we had $10,735,619 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the completion of the requisite service period for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of September 30, 2023, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34.1 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of September 30, 2023, there are 2,704,500 options unvested for the achievement of Equity Market Capitalization targets, 1,893,150 unvested options for the achievement of annual revenue targets, and 811,350 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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
5,409,000

Note 13 – Litigation

We are not currently involved in any actual or pending legal proceedings or litigation we consider to be material, and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of September 30, 2023, were as follows:

2023 (3 months remaining)	$174,413
2024	191,120
2025	132,982
Total Future Lease Payments	498,515
Less: Imputed Interest	(33,857)
Total Lease Liability Balance	$464,658

Operating lease costs under the operating leases totaled $209,475 and $160,767 for the three months ended September 30, 2023, and 2022, respectively. Operating lease costs under the operating leases totaled $620,166 and $486,409 for the nine months ended September 30, 2023, and 2022, respectively.

As of September 30, 2023, the weighted average discount rate was 8.3% and the weighted average remaining lease term was 1.5 years.

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

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The preparation of these statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our financial statements, including those related to revenue recognition, allowance for credit losses, inventories, warranty reserves, product warranty, carrying value of long-lived assets, fair value measurement of financial instruments, valuation of stock compensation awards, achievement of equity market capitalization and probability of operational milestones being achieved under our LTIP, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;
●	Variable Interest Entities;
●	Business combinations;
●	Carrying value of long-lived assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our accounting policies for the three months ended September 30, 2023.

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

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
			Dollar	% Increase
	2023	2022	Change	(Decrease)

Sales:
Sales of Products	$1,371,851	$2,537,539	$(1,165,688)	(46)%
Sales of Engineering Services	808,156	889,284	(81,128)	(9)%

Total Sales	2,180,007	3,426,823	(1,246,816)	(36)%

Cost of Sales:
Cost of Sales - Products	1,884,239	2,034,123	(149,884)	(7)%
Cost of Sales - Depreciation and Amortization	232,891	221,772	11,119	5%
Cost of Sales - Engineering Services	300,421	302,707	(2,286)	(1)%

Total Cost of Sales	2,417,551	2,558,602	(141,051)	(6)%

Gross Profit (Loss)	(237,544)	868,221	(1,105,765)	(127)%
Gross Profit (Loss)%	(11)%	25%

Operating Expenses:
Research and Development	2,912,562	3,440,685	(528,123)	(15)%
Selling and Marketing	2,832,031	1,980,748	851,283	43%
General and Administrative	4,466,850	4,854,014	(387,164)	(8)%
Depreciation and Amortization	959,353	510,099	449,254	88%
Impairment of Patents and Trademarks	24,204	48,075	(23,871)	(50)%

Loss from Operations	(11,432,544)	(9,965,400)	(1,467,144)	15%

Other Income (Expense):
Investment Income	500,067	572,721	(72,654)	(13)%
Income and Other Taxes	(21,715)	(19,768)	(1,947)	10%
Foreign Exchange Loss	(28,816)	(64,552)	35,736	(55)%

Total Other Income, Net	449,536	488,401	(38,865)	(8)%

Loss Before Provision for Income Taxes	(10,983,008)	(9,476,999)	(1,506,009)	16%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(10,983,008)	$(9,476,999)	$(1,506,009)	16%

Sales.   There was a decrease in total sales for the three months ended September 30, 2023, compared to the same period in 2022 of $1,246,816 or 36%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Sales of Products	$1,371,851	63%	$2,537,539	74%	$(1,165,688)	(46)%
Sales of Engineering Services	808,156	37%	889,284	26%	(81,128)	(9)%
Total Sales	$2,180,007	100%	$3,426,823	100%	$(1,246,816)	(36)%

Sales of products decreased by 46% for the three months ended September 30, 2023, compared to the same period in 2022. Lack of smart glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased as compared to the previous year’s comparable period.

Sales of engineering services for the three months ended June 30, 2023, was $808,156, as compared to $889,284 in the comparable 2022 period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Product Cost of Sales	$1,558,813	72%	$1,679,067	49%	$(120,254)	(7)%
Manufacturing Overhead - Unapplied	325,426	15%	355,056	10%	(29,630)	(8)%
Depreciation and Amortization	232,891	11%	221,772	6%	11,119	5%
Engineering Services Costs Sales	300,421	14%	302,707	9%	(2,286)	(1)%
						%
Total Cost of Sales	$2,417,551	111%	$2,558,602	75%	$(141,051)	(6)%
						%
Gross Profit (Loss)	$(237,544)	(11)%	$868,221	25%	$(1,105,765)	(127)%

For the three months ended September 30, 2023, there was a gross loss from total sales of $237,544 or 11% as compared to a gross profit of $868,221 or 25% in the comparable period in 2022.

Unapplied manufacturing overhead costs, not already added in product cost of sales, decreased by $29,630 or 8% for the three months ended September 30, 2023, over the 2022 comparable period. Such costs, however, increased as a percentage of total sales to 15% as compared to 10% in 2022 due to lower quarterly product revenue. The decrease in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by improvements in actual versus originally planned production levels during the period.

Depreciation and amortization expense in cost of sales increased by $11,119 or 5% because new manufacturing equipment was brought online in the third quarter as compared to the comparable 2022 period, when such activity was classified as construction-in-progress.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Research and Development	$2,912,562	134%	$3,440,685	100%	$(528,123)	(15)%

Research and development expenses for the three months ended September 30, 2023, decreased by $528,123 or 15%, as compared to the comparable period in 2022. This decrease was largely due to a $507,259 reduction in external development expenses and consultants related to our new products and a decrease of $23,127 in recruiting and hiring expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Selling and Marketing	$2,832,031	130%	$1,980,748	58%	$851,283	43%

Selling and marketing expenses for the three months ended September 30, 2023, increased by $851,282 or 43%, as compared to the comparable period in 2022. This increase was largely due to a $522,086 increase in salary and benefits related expenses driven by headcount increases; an increase of $241,322 in advertising and tradeshow expenses; and an increase of $131,384 in travel related expenses; partially offset by a decrease of $38,984 in recruiting and hiring expenses; and a decrease of $36,082 in website development and maintenance costs.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
General and Administrative	$4,466,850	205%	$4,854,014	142%	$(387,164)	(8)%

General and administrative expenses for the three months ended September 30, 2023, decreased by $387,164 or 8%, compared to the comparable period in 2022. This decrease was largely due to a decrease of $218,801 in salary and benefits related expenses, which was primarily driven by a decrease in non-cash stock-based compensation; a decrease of $79,739 in shareholder and IR related expenses; a decrease of $64,128 in legal expenses and a decrease of $40,828 in accounting, auditing, advisory and tax services expenses; partially offset by an increase of $118,515 in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended September 30, 2023, was $959,353, as compared to $510,099 in the comparable period in 2022, an increase of $449,254. The increase in this expense is primarily due to the amortization of our technology license related to the Atomistic Agreements, which began on May 12, 2022 and was amended on December 16, 2022, which increased the amount of amortization.

Other Income, Net. Total other income was $449,536 for the three months ended September 30, 2023, compared to other income of $488,401 in the comparable period in 2022, a decrease of $38,865. The overall decrease in other income was primarily the result of a decrease of $72,654 in investment income due to lower excess cash on-hand to invest; partially offset by a decrease in foreign exchange losses of $35,736.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending September 30, 2023, and 2022.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
			Dollar	% Increase
	2023	2022	Change	(Decrease)

Sales:
Sales of Products	$9,988,374	$7,939,483	$2,048,891	26%
Sales of Engineering Services	1,073,829	998,150	75,679	8%

Total Sales	11,062,203	8,937,633	2,124,570	24%

Cost of Sales:
Cost of Sales - Products Sold	8,270,658	6,289,612	1,981,046	31%
Cost of Sales - Depreciation and Amortization	723,745	676,720	47,025	7%
Cost of Sales - Engineering Services	456,953	362,003	94,950	26%

Total Cost of Sales	9,451,356	7,328,335	2,123,021	29%

Gross Profit	1,610,847	1,609,298	1,549	0%
Gross Profit %	15%	18%

Operating Expenses:
Research and Development	8,818,911	9,540,272	(721,361)	(8)%
Selling and Marketing	7,881,612	5,895,332	1,986,280	34%
General and Administrative	13,858,996	15,307,242	(1,448,246)	(9)%
Depreciation and Amortization	2,896,840	1,149,046	1,747,794	152%
Impairment of Patents and Trademarks	41,869	97,676	(55,807)	(57)%

Loss from Operations	(31,887,381)	(30,380,270)	(1,507,111)	5%

Other Income (Expense):
Investment Income	1,824,773	690,028	1,134,745	164%
Income and Other Taxes	(144,930)	(98,727)	(46,203)	47%
Foreign Exchange Loss	(60,973)	(215,698)	154,725	(72)%

Total Other Income, Net	1,618,870	375,603	1,243,267	331%

Net Loss	$(30,268,511)	$(30,004,667)	$(263,844)	1%

Sales.   There was an increase in total sales for the nine months ended September 30, 2023, compared to the same period in 2022 of $2,124,570 or 24%. The following table reflects the major components of our sales:

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Sales of Products	$9,988,374	90%	$7,939,483	89%	$2,048,891	26%
Sales of Engineering Services	1,073,829	10%	998,150	11%	75,679	8%
Total Sales	$11,062,203	100%	$8,937,633	100%	$2,124,570	24%

Sales of products increased by 26% for the nine months ended September 30, 2023, compared to the same period in 2022. Smart glasses revenue was the primary driver of this increase as unit sales of our M400 product increased, partially offset by higher average sales discounts due to larger volume reseller sales compared to the comparable period in 2022.

Sales of engineering services for the nine months ended September 30, 2023, was $1,073,829, as compared to $998,150 in the comparable 2022 period.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Product Cost of Sales	$7,046,018	64%	$5,199,951	58%	$1,846,067	36%
Manufacturing Overhead - Unapplied	1,224,640	11%	1,089,661	12%	134,979	12%
Depreciation and Amortization	723,745	7%	676,720	8%	47,025	7%
Engineering Services Cost of Sales	456,953	4%	362,003	4%	94,950	26%

Total Cost of Sales	9,451,356	85%	7,328,335	82%	2,123,021	29%

Gross Profit	$1,610,847	15%	$1,609,298	18%	$1,549	0%

For the nine months ended September 30, 2023, gross profit from total sales was $1,610,847 or 15% compared to $1,609,298 or 18% in the comparable period in 2022.

Unapplied manufacturing overhead costs, not already added in product cost of sales, increased by $134,979 or 12% for the nine months ended September 30, 2023, over the 2022 comparable period, however, such costs decreased as a percentage of total sales to 11% as compared to 12% in 2022. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a supply chain issue that slowed some production in Q1 2023.

Depreciation and amortization expense in cost of sales increased by $47,025 or 7% because new manufacturing equipment was brought online in the first half of 2023 as compared to the prior period, when such activity was classified as construction-in-progress.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Research and Development	$8,818,911	80%	$9,540,272	107%	$(721,361)	(8)%

Research and development expenses for the nine months ended September 30, 2023, decreased by $721,361 or 8%, compared to the comparable period in 2022. This decrease was largely due to a $648,556 reduction in external development expenses and consultants related to our new products; and a decrease of $102,186 in recruiting and hiring expenses; partially offset by an increase of $69,988 in salary and benefits related expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
Selling and Marketing	$7,881,612	71%	$5,895,332	66%	$1,986,280	34%

Selling and marketing expenses for the nine months ended September 30, 2023, increased by $1,986,280 or 34%, compared to the comparable period in 2022. This increase was largely due to a $1,538,095 increase in salary and benefits related expenses driven by headcount increases; an increase of $294,957 in advertising and tradeshow expenses; and an increase of $291,835 in travel related expenses; partially offset by a decrease of $113,970 in website development and maintenance costs; and a decrease of $50,657 in sales commissions, mostly attributable to a reduction in commissions paid to TDG for defense related engineering services under terms of an agreement, which expired on June 15, 2022.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, office and rental costs.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2023	Total Sales	September 30, 2022	Total Sales	Change	(Decrease)
General and Administrative	$13,858,996	125%	$15,307,242	171%	$(1,448,246)	(9)%

General and administrative expenses for the nine months ended September 30, 2023, decreased by $1,448,246 or 9%, compared to the comparable period in 2022. This decrease was largely due to a decrease of $1,675,545 in salary and benefits related expenses, which was primarily driven by a decrease in non-cash stock-based compensation; a decrease of $148,717 in external audit, accounting, advisory and tax services expenses; and a $111,383 decrease in legal expenses; partially offset by an increase of $251,446 in various consulting fees; an increase of $167,539 in insurance premiums; an increase of $103,194 in shareholder and IR related expenses; and an increase of $93,663 in travel related expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the nine months ended September 30, 2023, was $2,896,840, compared to $1,149,046 in the comparable period in 2022, an increase of $1,747,794. The increase in this expense is primarily due to the amortization of our technology license related to the Atomistic Agreements, which began on May 12, 2022.

Other Income, Net. Total other income was $1,618,870 for the nine months ended September 30, 2023, compared to other income of $375,603 in the comparable period in 2022, an increase of $1,243,267. The overall increase in other income was primarily the result of an increase of $1,134,745 in investment income due to higher interest rates earned on excess cash invested; and a decrease in foreign exchange losses of $154,725; partially offset by an increase of $46,203 in income and other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective nine-month periods ending September 30, 2023, and 2022.

Liquidity and Capital Resources

Capital Resources: As of September 30, 2023, we had cash and cash equivalents of $38,049,037, a decrease of $34,514,906 from $72,563,943 as of December 31, 2022.

As of September 30, 2023, we had current assets of $59,610,255 compared to current liabilities of $5,144,189 which resulted in a positive working capital position of $54,466,066. As of December 31, 2022, we had a working capital position of $75,963,883. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the nine months ended:

	September 30,	September 30,
	2023	2022
Net Cash Provided by (used in)
Operating Activities	$(20,133,643)	$ (17,935,375)
Investing Activities	(13,931,702)	(11,691,543)
Financing Activities	(449,561)	(202,552)

During the nine months ended September 30, 2023, we used $20,133,643 of cash for operating activities. Net changes in working capital items were $3,810,043 for the nine months ended September 30, 2023, with the largest factors resulting from a $3,094,404 increase in trade accounts receivable and accrued revenue in excess of billings, partially offset by receipt of $466,705 for our Employee Retention Credit, which was filed with the IRS in November 2022; a $141,450 decrease in inventory and vendor prepayments; and a $190,744 decrease in trade accounts payable and accrued expenses. For the nine months ended September 30, 2022, we used a total of $17,935,375 in cash for operating activities.

During the nine months ended September 30, 2023, we used $13,931,702 of cash for investing activities, which included $9,500,000 in payments made towards our technology license fee commitment with Atomistic, as discussed in Note 6, $3,608,801 for purchases of manufacturing equipment and leasehold improvement expenditures primarily related to our waveguide expansion project; $497,901 in patent and trademark expenditures; a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform; and an additional $200,000 of investments in private corporations as discussed in Note 7. For the nine months ended September 30, 2022, we used a total of $11,691,543 in cash for investing activities.

During the nine months ending September 30, 2023, we used $449,561 in net cash for financing activities, which included $21,196 received for stock option exercises, which was offset by $470,757 expended for share repurchases under our Share Buyback Program that expired on March 2, 2023. For the nine months ended September 30, 2022, we used $202,552 in net cash for financing activities.

As of September 30, 2023, the Company does not have any current or long-term debt obligations outstanding other than licensing fee commitments totaling $2,000,000, which are all current.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and licensing fee commitments. We incurred a net loss for the nine months ended September 30, 2023, of $30,268,511 (of which $9,797,274 was related to non-cash stock-based compensation) and for the years ended December 31, 2022, and 2021 of $40,763,573 (of which $15,775,553 was related to non-cash stock-based compensation) and $40,377,160 (of which $17,302,833 was related to non-cash stock-based compensation), respectively. The Company has an accumulated deficit of $274,104,227 as of September 30, 2023.

Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. As of September 30, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $38,049,037.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those described in “Risk Factors” in this report and under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022, and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality short-term corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities purchased at a discount. We are exposed to changes in foreign currency exchange rates primarily through transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Japan and Europe. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2023.

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

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

We are not currently involved in any actual or pending legal proceedings or litigation we consider to be material, and we are not aware of any such proceedings contemplated by or against us or involving our property.

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

VUZIX CORPORATION

Date: November 9, 2023	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)