Form 10-K
period 2023-12-31
Vuzix Corp
filed 2024-04-15
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2023 was approximately $299,000,000 (based on the closing price of the common stock of $5.10 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of April 15, 2024, there were 64,725,108 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2024 annual meeting of stockholders.

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

Part 1

Item 1.    Business

Company Overview

Incorporated in Delaware in 1997, Vuzix Corporation ("Vuzix” or "the Company”) is a leading designer, manufacturer and marketer of Smart Glasses and Augmented Reality (AR) technologies and products for the enterprise, medical, defense and consumer markets. The Company’s products include head-mounted (or HMDs or heads-up displays or HUDs) smart personal display and wearable computing devices that offer users a portable high-quality viewing experience, provide solutions for mobility, wearable displays and augmented reality, as well as OEM waveguide optical components and display engines. Our wearable display devices are worn like eyeglasses or attach to a head-worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the internet, social media or entertainment applications as well as interact and receive information from cloud-based Artificial Intelligence agents. Our wearable display products integrate display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products, create virtual images that appear comparable in size to that of a computer monitor, smartphone, tablet or a large-screen television.

We also provide custom solutions and engineering services to third parties, including Original Equipment Manufacturers (“OEMs”) and Original Design Manufacturers (“ODMs”), of waveguides to enable fully-integrated wearable display systems, including HMDs to commercial, industrial, consumer and defense customers. We do not offer “work-for-hire” services per se but rather offer our engineering services for projects that we expect could result in advancing our technology and potentially lead to long-term supply or OEM relationships.

Today’s near-eye or HMD products for AR, MR, XR and Virtual Reality are typically large goggles which are bulky and heavy and, as a result, have limited broad market appeal. We have developed thin optics, called waveguides, that are fully see-through and enable miniature display engines to be mounted in the temples of the HMD which allows the form factor and weight of the Smart Glasses to be near comparable to conventional eyeglasses. Our Smart Glasses and AR glasses are designed for all day use cases and are small enough to fit in a user’s pocket or purse. No external cabling or tethering to an external computing device or battery is required to use our current Smart Glasses, unlike most competitors today.

We believe that our waveguide optics and display engines offer numerous advantages over other wearable display solutions, including higher contrast, greater power efficiency, less weight, compact size and industrial design, and high brightness images for use outdoors. We also believe that our waveguide optics give us a substantial advantage over competitors’ optics, including other waveguides, because our solution allows us to produce optics that are fully transparent when powered off or on while also delivering high brightness levels required for AR and enterprise Smart Glasses applications. Our latest waveguide optics also support technology to minimize the forward light leakage, or eye glow, which is viewed as a market impediment by wearers and they also now allow for fully integrated prescription that have the same look and feel of conventional eye glasses even with the embedded waveguide.

We believe that our compact display engine technologies coupled with our waveguides are a key differentiator for enabling next generation AR and Smart Glasses hardware because they will ultimately allow us to make HMDs nearly indistinguishable from everyday eyeglasses. We believe that key growth areas for us currently are the enterprise, medical, defense, and security and the broader consumer markets. We are addressing most of these current markets by developing and selling our own finished products and building a growing eco-system of software and services internally, including with our Moviynt SAP logistics group and with our value-added resellers (VARs), distributors, system integrators, software developers and end customers.

Another potential channel to these markets that we are in the early stages of developing includes the sale of components to OEMs and ODMs where we intend to supply mass production of our waveguide optics and display engines to select third parties to use in their products or provide a white-labeled AR Smart Glasses reference design that select third parties can customize and sell as a branded product. In May 2022, we established a dedicated OEM group and introduced a standardized platform of services and solutions for consumer, defense and enterprise customers. This platform offers one-stop shopping for advanced and customized waveguide and display engine solution needs, to subsystems and white-labeled AR smart glasses reference designs that select third parties can customize and sell as a branded product.

We have developed our own intellectual property portfolio that includes not only patents, but also over 25 years of wearable HMD products experience, including manufacturing know-how, industrial design, mechanical design, software, proprietary processes, materials, and equipment to create high performance waveguides, and near-eye display products. Our in-house waveguide manufacturing processes and equipment give us the ability to produce in volume and at broad market price points. Our broad in-house waveguide manufacturing capabilities include turnkey specification for design, mold production, replication and test, and system integration.

In 2022, we began investing in our own next generation microLED display technology with Atomistic SAS, a new entity based in France with whom we are engaged as a partner. We believe our technology, intellectual property portfolio and established position in the marketplace give us a leadership position in AR and Smart Glasses products, waveguide optics, microLEDs and display engine technology. The progress of Atomistic efforts is in part measured in milestones and they have achieved 6 out of 10 key milestones towards the ultimate goal of fully-functioning high efficiency MicroLEDs.

Our History

Historically, we have focused on three markets: the consumer markets for VR, entertainment and mobile video; Smart Glasses products for enterprise; and night-vision display electronics and rugged mobile displays for defense markets. We introduced our first HMD products over 25 years ago and we have offered numerous product models and versions with ever-advancing features and capabilities that have served these three markets. In June 2012, we sold the assets that produced products and provided services to military organizations and defense organizations and exited the defense and security markets by giving that buyer a non-compete period of exclusivity for 10 years. Effective June 2022, all market restrictions in the defense and security space for the Company expired and, as a result, we have resumed marketing and sales initiatives directly into the defense and homeland security markets. Our products have evolved over the years from using conventional optics and typically larger and bulkier wearable display form factors to now using advanced waveguide optics in wearable displays that are approaching the look and feel of fashion forward all day wearable solutions.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of wearable displays and computers including AR smart glasses solutions, as well as manufacturing related components needed to build such products, for third party OEMs and ODMs. We strive to be an innovator in designing ubiquitous wearable display devices and computers that can enable hands-free enterprise productivity applications, see-what-I see remote viewing, and AI and AR applications. We seek to generate top-line revenue and bottom-line profitability growth through the continued introduction of market leading technologies, including AR Smart Glasses, waveguides and display engines, software applications and solutions.

To broaden our position as a leading provider of wearable display products for AR and hands-free computing, as well as waveguides and display engines for OEMs and ODMs, we seek to:

●	develop innovative products based on our unique technology for both specialized and large enterprise and medical markets, as well as for defense and security;
●	develop a select suite of software applications that can take advantage of our products, offering these solutions bundled with our hardware and through our “app store”;
●	promote and enhance the development of third-party software that can take advantage of our products, including offering apps and software through our own “app store”;
●	sell our products or license our technology to third-party companies that would incorporate and sell them as a new product with their own brand name (OEM partners);

●	sell our waveguide products to OEMs and ODMs as a standard product or on a custom order basis to meet their design requirements;
●	optimize waveguide manufacturing efficiencies while protecting proprietary processes;
●	invest in new microLED display technologies;
●	develop OEM and mass production partnerships in the AR Smart Glasses market;
●	develop new microdisplay engine products utilizing third-party displays and ultimately our own microLED displays to sell to third-party OEMs
●	extend our innovative and proprietary technology leadership;
●	enhance and protect our intellectual property portfolio;
●	broaden and develop strategic relationships and partnerships;
●	leverage third-party technology and marketing strategic relationships;
●	establish multiple revenue sources;
●	improve brand recognition;
●	provide excellent products and service; and
●	attract and retain highly qualified personnel.

We believe that the continued introduction of innovative products in our target markets is essential to our growth. Our products tend to have life cycles that span less than 5 years. We have assembled a group of highly skilled engineers who work internally as well as with external consultants to continue our product development efforts. Our primary development efforts are focused on waveguide optics (and their manufacture), projection engines, new microLED display technologies with our investment in Atomistic, low-power electronic designs, firmware and wearable computing software, and the industrial design and ergonomics of wearable displays. Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. We expect to continue our research and development expenditures in the future and perhaps increase them as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may continue to do so in the future.

The Market

The mobile phone has evolved into a ubiquitous, location-aware, and powerful smart mobile computing device. Mobile technology has redefined the way people interact with their world, both at work and play, and has become an essential technology for most individuals around the globe. We believe that interactive AR content, Artificial Intelligence (“AI”), Edge Computing, internet of things (“IoT”), and speech-based cloud services will significantly further change the way such mobile computing devices are used and how content is delivered to the user though head worn displays, including the enabling of new experiences that cannot be experienced in any other way. We believe head-worn displays that are hands-free that can delivery real-time digital content have the ability to change the future of the computing industry.

Current mobile display technology is almost universally based upon direct view screens. These displays are designed to be handheld and small to make portability easy. Our products provide hands-free virtual large screens that are interactive and fit into conventional form factors. AR-based displays are designed to be "see-through" or "see-around" and allow the user to still see and interact with their surroundings. They may contain one (monocular) or two (binocular) displays.

Our business for the last several years has primarily focused on the enterprise, industrial, medical, and defense markets. We believe the demand for head-worn displays in these markets is being driven by the following:

●	the continued growth of mobile computing devices;
●	increasing demand for Internet, social media, and cloud services’ access “anywhere, anytime”;
●	the expansion of IoT that enables the exchange of information among smart connected devices to improve timeliness and visibility;
●	the growing use of AR/XR applications that will drive the need for head-worn display solutions to replace the need to hold up handheld devices to use the applications;

●	the exploding use of AI with its potential to change how most people live, work and play.

As a result, we believe that our near-eye display technologies can significantly increase user satisfaction and allow for widespread AR and AI adoption and applications.

Target Markets

We offer smart wearable display and computing products that enable the development and deployment of AR applications, and OEM services and hardware solutions that include waveguides, optical components, display engines, subsystems and full white label designs. Our target markets and applications by sector are:

Enterprise

Our Smart Glasses are being used for numerous applications including: remote service video support, wearable computer displays, viewing of wireless sensor data, quality assurance, hands-free access to work instructions such as assembly checklists and manuals, in-the-field maintenance, warehouse pick-and-pack, real-time viewing of remote images, and training and education. Our products can typically run native Android applications within the glasses that, for example, allow them to stream video in real-time, scan bar codes, share visuals related to the work at hand and much more, all of which are highly useful for many enterprise applications. We believe that increasing demand for easy and instant data accessibility in a wide variety of commercial and industrial markets offer significant opportunities for our products. The benefit of hands-free mobile displays and computers over a handheld device or laptop on a cart is significant. Most mobile workers need the use of their hands while working, and gaining hands-free access to information can significantly improve work performance, enhance safety, and reduce errors. There are many reasons why enterprise users are adopting Smart Glasses, such as for:

•	increasing productivity;
•	eliminating travel costs;
•	improving worker safety;
•	lowering carbon footprint;
•	augmenting worker intelligence;
•	remote mentoring and training;
•	reducing worker errors; and
•	protecting worker health

Medical

The healthcare industry continues to be an early adopter of Smart Glasses to deliver a variety of benefits in and outside of the operating room. Our Smart Glasses are currently being used in operating rooms to enable MedTech experts, assisting surgeons, medical student training, patient care, and other healthcare professionals to see and communicate with surgeons in real-time. This unique solution empowers surgeons, medical device specialists, and other experts to work together remotely without incurring costly expenses to commute on-site for consultations and surgeries. Our Smart Glasses are also being used in telemedicine for remote calls made to provide a virtual presence within hospitals and senior care facilities that are video broadcast securely. Our Smart Glasses provide virtual training, health care for patients in the ICU and the operating room, and assistance in performing virtual patient rounds. Further, our Smart Glasses are being used in orthopedic surgeries as a fundamental tool to help align and install implant replacements.

Security and First Responders

Our Smart Glasses, particularly the versions that have a sunglasses look, have the potential to become disruptive and market changing products for security providers and first responders such as police and firefighters. We believe there are significant business opportunities in offering our technology in a traditional eyeglass unique form factor that can assist law enforcement and security personnel in keeping people safe or identifying suspicious persons or those associated with unlawful activities. The ability to deliver video feeds and real-time facial recognition and weapons detection alerts in a covert fashion to our smart glasses wearers literally provides security personnel and first responders with eyes in the back of their heads, allowing them to view and interact with their immediate surroundings while also staying remotely connected and informed.

Defense

Vuzix has multiple major defense customers that have been or are developing our waveguides into their head mounted programs. Some desire full custom waveguides and display engines, while others plan to deploy our standard waveguide and display engine offerings. Vuzix waveguides appeal to U.S. defense companies because they are made in the United States, unlike other available solutions. We expect several of these defense customers to move from R&D projects to scaled production over time.

Consumer

We believe that one of the most significant drivers of longer-term wearable display market adoption that will change the future of computing and result in broad adoption of AR in smaller wearable packages will be the augmentation of the real world with cloud-based information and AI. This capability will allow smart phone users to be able to keep their phones in their pockets yet still receive location-aware content overlaid with their real-world view.

Glasses equipped with AI capabilities are ideal for consumer needs such as language translation, closed captioning, messaging, directions, health reporting, and workout status, among others. The advent of AI programs such as OpenAI and ChatGPT are expected to significantly accelerate this demand in the upcoming years. We believe that the keys to the consumer AR market are fashion-forward lightweight smart glasses that can support the user’s prescription. Vuzix’ new OEM solutions offerings are pointed directly at these needs.

Products

We produce and sell AR Smart Glasses for a variety of applications. Our products are available with varying features and are currently offered as both monocular and binocular display systems.

Our current products include:

M400 and M4000 Smart Glasses (M series)

The M400 and M4000 (the current “M series”) products are our monocular smart glasses designed for enterprise, industrial, commercial, and medical markets. The M400 is Vuzix’ work-horse Smart Glasses offering with its enhanced capabilities and is our fourth model in this family. This product began commercial production in September 2019 and the M4000 was introduced to the market and entered volume production in September 2020. The M400 is equipped with an occluded nHD OLED display and the M4000, which offers all the performance and functionality of the M400, employs our latest see-through waveguide optics with a WVGA DMD display. These two products include an Android-based wearable computer similar in performance to a modern smart phone, enhanced with a wearable monocular display, speech control, camera, sensors and wireless connectivity capabilities. These Smart Glasses serve up the digital world “hands-free”, offering access to information to augment the real world, data collection and more. Monocular products, due to their single eye display, are best used for push notifications and “information snacking”. Integrated head tracking, camera, touchpad, buttons and speech recognition gives versatility to navigate and use these M-series Smart Glasses in almost any environment. These products include pre-installed apps that can be used to record and play-back still pictures and broadcast quality video, track timed events, manage a user’s calendar, link to a phone, scan barcodes and much more. We offer connector applications, with annual subscriptions, that allow the smart glasses to join the most popular video conferencing applications including Microsoft Teams, Zoom and others. These products can provide enhancements to existing workflows and open new opportunities in industrial, medical, retail, supply chain, remote help desk, and many more aspects of our customers’ businesses.

Vuzix Blade® Smart Glasses

We introduced the second generation of our Blade Smart Glasses as a monocular system in September 2022. The Blade 2 added a host of advanced features and performance, including stereo audio, improved CPU performance, Android 11 OS and an autofocus camera, all to help meet the needs of connected workers. We believe the Vuzix Blade is the natural evolution of AR smart glasses by providing the user with a wide range of features and capabilities in a natural glasses form factor. The display imagery is projected visually out in front of the user like the heads-up display in a car. Current applications range from basic text messaging and answering the phone to overlaying mapping directions, menus, work instructions, documentation, biometrics and much more. The intuitive and feature-packed Vuzix Blade OS can leverage voice controls and external AI systems, allowing users to leave their phones in their pockets for most functions and adds the ability to connect the information being presented to the real world, including from cloud-based speech AI platforms such as Amazon Alexa. The Blade also has connector applications, with annual subscriptions, that allow the glasses to join the most popular video conferencing applications. We believe the Blade Smart Glasses is the first natural step to replacing the smart phone with a ubiquitous wearable device for all.

Vuzix Shield™ Smart Glasses

We announced the Vuzix Shield Smart Glasses in 2022, which we believe is a revolutionary leap for enterprise AR smart glasses, as our first binocular AR system utilizing microLED. The Vuzix Shield Smart Glasses offer a computing platform with more power and performance over our M400 series platform and its related enhanced AR capabilities coupled with Vuzix' proprietary waveguide optics driven by miniature microLED stereo displays to provide a completely non-occluded see-through heads-up display. Housed inside lightweight, stylish, prescription-ready safety glasses combined with stereo HD cameras, the Vuzix Shield delivers a singular wearable AR experience. The Shield, was commercially released in the second half of 2023. It also includes connector applications, with annual subscriptions, that allow the glasses to join the most popular video conferencing applications along with a 3-D user interface.

Vuzix Z100 Smart Glasses

We announced the Vuzix Z100 Smart Glasses, a lightweight enterprise-focused product based on our Ultralite AR Smart Glasses platform, at CES in January 2024. The Z100, which will initially be offered as a developer’s edition, pairs seamlessly via Bluetooth with Android or iOS IOT devices. They represent the first attractive, functional bridge between AI platform tools, where situational guidance can streamline workflows, and human workers to deliver the benefits of a truly connected workplace. Running up to 48 hours on a single charge, Vuzix Z100 Smart Glasses pack industry-defining heads-up waveguide technology into a sleek, fashionable form factor that weighs in at just 38 grams – the weight of a standard pair of glasses. Advanced monocular waveguide optics, combined with Vuzix’ custom microdisplay engine, create a crisp, transparent, monochrome image that can deliver all the important information on a user’s Android or iOS device, hands-free right before their eyes. Wearers get heads-up access to important task information, from language translation and closed captioning, to directions, to health and workout status, to messaging, workflow outputs and much more.

OEM Waveguide Optics and Display Engines

We believe our waveguide and display engine technologies address the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption, and longer operational life. As we manufacture our waveguides and display engines in higher volumes at reduced costs and capitalize on our waveguide manufacturing expertise, we believe that our products will be increasingly well-positioned to compete with other see-through optics and displays, particularly as demand expands for sophisticated mobile computing devices offering higher resolution and better image quality for AR/XR and Smart Glasses applications. We are developing, with partners, new microLED display technologies that should greatly increase the ability to offer high resolution displays that can overlay AR information and graphics to wearers in nearly any environment. The goal is to have extremely efficient full color micro displays capable of high brightness for use in any conditions. We believe that our waveguide and display engine technologies address the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption, and longer life.

Mobilium® Logistics Mobility Software

We acquired Moviynt®, a US-based SAP Certified ERP platform software solution provider, to support hand-held mobile phones and scanners used in logistics, warehousing and manufacturing applications in November 2022. Moviynt, a boutique-specialized software firm, has developed a logistics mobility software platform (Mobilium®) which eliminates traditional middleware, and is device agnostic. Mobilium can ultimately support multiple ERP systems and modern-day warehouse picking with wearable devices such as Vuzix’ smart glasses, handheld devices such as scanners, and even mobile phone-based systems. Moviynt’s SAP studio product is highly configurable and allows customers to customize and optimize specific mobile workflows for a given use case. Moviynt’s core technology and architecture consists of a certified SAP gateway module, IOS and Android client and mobile apps that run on a wide range of handhelds and wearables. This technology is unique in that it plugs directly into the customer’s SAP environment and does not require any new hardware, middleware or intermediate servers to process warehouse and logistics related transactions such as cycle counts and picks and transfers on the shop floor. Moviynt’s technology is SAP certified and compatible with other ERP systems including Oracle, which will also be fully developed and supported over time. The Mobilium software solution can now work with Vuzix smart glasses, mobile phones, and industry standard smart barcode data collection terminals.

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

Vuzix also resells a variety of other applications, including Vuzix Remote Assist (VRA), which provides remote telepresence capabilities, otherwise known as “see-what-I-see” video collaboration and work instructions, amongst other features. VRA enables an operator, mechanic, field technician or consultant to communicate in a hands-free manner with a remote expert to drive “just-in-time” video support of a process or repair. These applications increase productivity and customer satisfaction by sharing information between field technicians and remote support experts. The VRA app enables Vuzix Smart Glasses customers to multiply their expert workforce, eliminate the high costs of travel, improve customer service levels and equipment operation and accelerate knowledge transfer and training. We are offering the VRA app on a monthly or one-year subscription basis. We have also developed “connector” applications to enable third party applications like Zoom and Microsoft Teams and others, for use with our smart glasses. In some cases these applications will be free to the user and in others we will charge annual subscription fees.

We believe Vuzix is gaining market awareness and has the opportunity to move up the value chain, increase market share, and create a sustainable higher software subscription margin business by:

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

OEM Services and Products

Waveguide Optics and Display Engines

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

We believe our waveguide and display engine technologies address the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption and longer operational life. As we manufacture our waveguides and display engines in higher volumes at reduced costs and capitalize on our waveguide manufacturing expertise, we believe that our products will be increasingly well-positioned to compete with other see-through optics and displays, particularly as demand expands for sophisticated mobile computing devices offering higher resolution and better image quality for AR/XR and smart glasses applications. We are developing, with partners, new microLED display technologies that should greatly increase the ability to offer high resolution displays that can overlay AR information and graphics to wearers in nearly any environment. The goal is to have extremely efficient full color micro-displays capable of high brightness for use in any conditions. We believe that our waveguide and display engine technologies address the critical performance parameters for next generation AR products, including higher brightness, sharper resolution, true see-through capabilities, compact size, lower power consumption, and longer life.

Our strategy for addressing the broader mass market includes developing partnerships with both select consumer companies, including wireless communications carriers, and select high volume production manufacturing companies.

Engineering Services

Historically, we have provided fully-integrated wearable display systems, including head mounted displays, human computer interface devices, near-eye display-related engineering services and wearable computers to commercial, industrial and medical customers. Since the expiration in June 2022 of a 10-year non-compete agreement, we have resumed marketing and selling to defense, first responders and security customers. Such potential customers include police, fire fighters, EMTs, other first responders, and homeland and border security personnel.

We primarily respond to sales inquiries for our engineering services programs and OEM component requests directly and usually in response to inbound inquiries. We do not offer “works-for-hire” services at Vuzix but rather offer our services to opportunities that could result in advancing our technology or developing long-term supply or OEM relationships. We believe that we have established a strong reputation for quality, performance, and innovation for wearable near-eye display systems, waveguides, and display engines that will be attractive to many types of commercial users who want to leverage our services and products within their businesses. We continue to receive inbound requests for engagement related to our proprietary waveguide optics and miniature display engines from some of the world’s largest consumer and mobile electronics firms. Our business strategy is to commercialize our waveguide and display engine technologies and products to permit select ODMs and OEMs to integrate and embed our technologies and products in a way that best matches their unique capabilities and timeline for bringing their products to market. Our design and engineering staff are actively involved with customers during all phases of prototype design through to production by providing engineering data, up-to-date product application notes, regular follow-up and technical assistance.

Defense and Security Products

As noted above, the 10-year non-compete restrictions with the buyer of our former defense division, TDG Acquisition LLC (DBA – Six15 Technologies (“Six15”)) expired in June 2022. This allows us to again pursue, on an unrestricted basis, opportunities related to the Company’s smart glasses and waveguide optics technologies into these expanded market opportunities related to first responders, US Department of Defense, security organizations and the Military.

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

We believe that the range of our proprietary technologies gives us a significant competitive advantage. Our technologies relate to advanced optics systems including passive and active see-through imaging waveguides, micro-projection display engines, investments in microLED displays, and specialized software drivers and applications for wearable displays and computers. We also have a portfolio of trade secrets and expertise in nano-imprinting using high- stability mold substrates, nano structure embossing, and engineering toolsets for the design and manufacturing of diffractive waveguide optics.

We believe that display engines are also important for commercializing wearable displays. We have developed a proprietary micro digital light processing (DLP) based engine and are working on microLED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners in the microLED arena and unveiled our first microLED display-based binocular AR Smart Glasses called the Shield as well as the Vuzix Ultralite at CES 2022. These next generation waveguides and microLED display engines have allowed us to shrink the entire assembly to fit in the space available in a typical off-the-shelf pair of sports sunglasses with the Shield and in reading glasses in with the Ultralite.

In October 2017 and June 2021, we acquired certain IP and patent applications from the inventor/seller related to holographic optics and display engines for “image and wave field projection through a diffusive media”. This technology is still in active development and we are making progress towards our first functional solution.

On May 12, 2022, the Company signed a series of agreements with Atomistic SAS, a French company that is developing new microLED displays and a related backplane. These agreements provided for an exclusive license by the Company of key microLED technology and for the custom design of a backplane, for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating to certain deliverables and the achievement of performance milestones by Atomistic. On December 16, 2022, the Company signed new agreements with Atomistic (the “Atomistic Agreements”) that superseded the prior May 12, 2022 agreements, whereby the scope for the construction of a backplane was modified and the Company obtained an additional license in an alternative self-emissive microLED technology. This multi-year project, if this new IP proves out, could result in industry-leading efficient full color HD microLED displays in an extremely small form-factor.

Product Development

We believe that the continued introduction of new products in our target markets is essential to our growth. Our products tend to have life cycles that span less than five years. We have assembled a group of highly skilled engineers who work internally as well as with external consultants to continue our product development efforts. Our primary development efforts are focused on waveguide optics (and their manufacture), projection engines, new microLED-display technologies, low-power electronic designs, firmware and wearable computing software, and the design and ergonomics of wearable displays. Our display product development efforts are focused towards continually enhancing the resolution, performance and manufacturability of our display products. We expect to increase our research and development expenditures in the future and as our revenues grow. We have also acquired and licensed technologies developed by third parties and we may continue to do so in the future.

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

Recently announced advancements in our waveguide technology include Incognito and integrated vision correction. Vuzix Incognito technology manages internal light reflection and thus minimizes and manages forward light leakage within a waveguide, enhancing low light optical performance and significantly advancing Vuzix' already industry-leading forward light ratio of 1:8. Incognito technology thereby improves the contrast of virtual images in AR smart glasses and interaction with the external environment. These refinements have been accomplished with no increases in Vuzix' manufacturing cost per waveguide. Multiple patents and patents pending are in place related to system processes and integrating scripts or optical power for smart glasses eyewear. The prescription lenses need to be finished, trimmed, and mounted to the waveguides, all of which must be conducted in a controlled dust-free environment and utilize the existing industry methods for high volume capacity waveguide prescription glasses. Vision correction will initially support a range of +2D to -8D diopters but will ultimately support any prescription.

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

Custom Display Engines: We have patents and patents-pending on intellectual property around microDLP display engines. We have also worked on very compact microLED projectors and are also working on microLED engines designed specifically for our waveguide optics solutions. We are currently working with multiple partners on microLED engines, both monochrome and color, and have delivered preliminary evaluation systems to select partners and potential OEM customers.

Patents and Other Intellectual Property

We have an intellectual property policy which has as its objectives: (i) the development of new intellectual property to further our position in personal display technology; and (ii) the maintenance and protection of our valuable trade secrets and know-how. We seek to achieve these objectives through the education and training of our engineering staff and the adoption of appropriate systems, policies and procedures for the creation, identification, and protection of intellectual property.

Our general practice is to file patent applications for our technology in the United States, Europe, Japan, and in additional countries, including Canada and China, for inventions which we believe have the greatest potential. We file and prosecute our patent applications in pursuit of the most extensive fields of protection possible including, where appropriate, the application of the relevant technology to the broader display industry.

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

Our technologies enable us to provide low-cost, small form factor, high-resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 194 issued U.S. and foreign patents and 178 pending U.S. and foreign patent applications. We are also currently evaluating several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates with the capacity to remain enforceable through at least September of 2043. In addition, in connection with the sale of our defense division in 2012, we received a worldwide, royalty-free, assignable grant-back license to all the patents and other intellectual property sold for use in the manufacture and sale of products in the consumer markets.

In addition to our various patents, we have 8 registered U.S. trademarks and 81 trademark registrations worldwide.

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

Aside from direct view displays, we also have competitors who produce near-eye personal displays or wearable displays. For the past decade, most of these products were mainly low-resolution, bulky in size, ergonomically deficient, costly, and with demanding power requirements.

Competition – Binocular Wearable Display Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using micro-displays or smaller flat panels. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Microsoft Corporation, Avegant Corp., Meta (formerly Oculus/Facebook), HTC Corporation, Razer Inc., HP, Lenovo and many others. Some of these firms have discontinued their efforts while others continue to introduce new products. We believe that most of these competitive products have received limited customer acceptance, except for Meta’s products, due to being bulky, delivering limited operating time, and when connected to a computer, requiring extra cables. Despite their size, VR headsets from companies like Meta and Sony have been selling in the millions of units, primarily for game applications. VR systems are either standalone devices or require a wire to be connected to a PC to operate. To date, the most popular units have been standalone devices from Meta which incorporate a computer similar to the ones used in our smart glasses products. Apple has also recently introduced the Vision Pro, a mixed reality headset.

Competition – AR Glasses

In the AR markets, there are currently few competitors with most of this market currently aimed at the high-end and research markets. Companies with products in this area include Microsoft Corporation, Sony Corporation, Epson, Lenovo, Magic Leap, Xreal, CastAR, and Apple. Further, industry watchers have speculated that companies such as Google, Snap, and Meta may offer or support AR wearable display products in the future, but to date, no specific product launch details have been officially announced. Today, many of these products are fairly bulky and are typically tethered to an external controller. Some VR goggles are using external view cameras to simulate an AR environment where the wearer can see the outside world. The Meta Quest Pro announced in the Fall of 2022 is an example of this and it retails for $1,500. Many such devices are being sold as AR Smart Glasses and are currently targeted at enterprise and academic researchers. The most complete and functional systems today are the Microsoft Hololens II and the Magic Leap Two, both of which cost $2,295-$3,500 per unit. Magic Leap 2 for Enterprise starts at $4,999 and goes higher based on features purchased.

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

Several Japanese electronics companies including Hitachi, Murata Manufacturing Co., Sony Corporation, WESTUNITIS, and Olympus have or had announced monocular smart glasses systems for industry and many have exited the business over the last three years. There are also several China-based companies that have been showing monocular smart glasses products, including Lenovo but their sales activities thus far have been somewhat limited and focused primarily on Asia. We expect to encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

There is competition in all types of products we manufacture, from both large and small companies. The principal points of competition for these products include price, product performance, the availability of supporting applications, and the experience and brand name of the particular company and history of its dealings in such products. We believe that our monocular products match or exceed the display products currently offered by our competitors.

Competition – Waveguides and Display Engines

There are a limited number of manufacturers of waveguide optics, all targeted at OEM producers of AR and smart glasses. Competitors to our waveguide products include or have included Lumus, WaveOptics (acquired by Snap), Digilens, Dispelix, Optinvent and several others. In addition, several new waveguide manufacturers from China have begun demonstrating their solutions at recent trade shows.

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

We currently sell our products internationally through resellers, distributors, direct to commercial customers, and via online stores and various Vuzix operated web stores in the USA, Europe and Japan. Our international focus is currently on Japan and the EMEA (including the UK, Europe, Middle East and Africa). In Japan, we have a branch sales and service office and a small warehouse in Tokyo. We have a wholly-owned subsidiary, Vuzix (Europe) Limited, through which we conduct our business in the EU and Middle Eastern markets. We maintain small European sales offices in Oxford, England and Munich, Germany that are staffed by full-time sales consultants or employees. For warehousing, we have contracted with a third-party fulfillment center based in the UK and the Netherlands to service our customers in the EMEA. We also currently serve other APAC customers through North American (West Coast) and Tokyo sales offices.

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

Manufacturing

We purchase product components from our suppliers, engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies, and now do the final assembly of our products primarily in our West Henrietta, New York facilities. We are experienced in the successful production of our products in moderate volumes. Our current facilities are capable of producing tens of thousands of finished products annually, and we believe producing out of these facilities at these levels is more economical and easier to manage than through third parties. We also manufacture all of our waveguide optics in our cleanroom environments at our West Henrietta, New York facility. We evaluate contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers. However, we also expect to manufacture all of our waveguide optics only at our West Henrietta, New York facility. In October 2022, we announced the signing of a new lease agreement for additional floor space in a building adjacent to our West Henrietta facility for the express purpose of expanding our waveguide production capacity.

We manufacture all of our waveguide optics in our cleanroom environments in West Henrietta, New York. As stated above, we completed and commenced production of waveguides at a dedicated state-of-the-art waveguide production facility located adjacent to our headquarters in West Henrietta, New York in 2023. This facility increases our waveguide unit capacity, lowers manufacturing costs, and allows us to utilize the more advanced processes needed for our latest waveguide designs.

We currently purchase almost all of the micro-displays used in our products from Sony Corporation, Jade Bird Display and Texas Instruments. Our relationship with these micro-display suppliers is generally on a purchase order basis and none have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis, nor do we have any contractual obligation to purchase micro-displays from them. We have operated this way for over a decade with these suppliers. Our Cobra II display engine is based on our proprietary design and is exclusively manufactured for us by a firm in Asia and it incorporates a DLP engine from Texas Instruments. We generally procure our other non-micro-display components and products from our vendors on a purchase order basis without any long-term commitments. Many of the raw materials used in our components are standard to the consumer electronics and computer industry. We provide forecasts that allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. In some cases, we procure specific components and either sell them or consign them to our contract manufacturers. Products are either shipped to our customers or shipped to our West Henrietta, New York facilities to be inventoried as finished goods. We currently use several manufacturing sources in Asia where we have located some of our tooling.

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

Human Capital

As of December 31, 2023, the Company had approximately 94 employees globally. The Company is committed to attracting, developing, and retaining talent to enable our strategic vision. This commitment directly shapes our approach to fostering a culture of inclusion and diversity and ensuring employees can reach their potential. We believe that our strong Company culture is a key enabler of our success. The values of accountability, integrity, teamwork, agility, and innovation are central to our culture and how we operate and work together. We take proactive steps to ensure that this culture continues to permeate throughout our organization. We consider our relations with our employees to be very good. In addition, we believe our compensation structure aligns with our stockholders’ long-term interests and reflects the Company’s commitment to pay for performance.

Available Information

We make available free of charge through our website, www.vuzix.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our proxy statements and other reports that we file or furnish with the SEC as soon as reasonably practicable after they are filed or furnished, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation, nominating, and acquisition committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Vuzix Corporation, 25 Hendrix Road, West Henrietta, NY, 14586.

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

General Business and Industry Risks

We have incurred net losses since our inception and may continue to incur losses.

We reported a net loss of $50,149,077 for the year ended December 31, 2023, a net loss of $40,763,573 for the year ended December 31, 2022, and a net loss of $40,377,160 for the year ended December 31, 2021. We have an accumulated deficit of $293,984,793 as of December 31, 2023.

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

We operate in a highly competitive and complex market and believe our future success depends in part on our ability to effectively manage the growth and increased complexity of our business. The following factors could present difficulties to us:

●Managing our ongoing research and development efforts associated with the development of new products based on emerging and innovative technologies;
●Managing product quality issues to minimize higher-than-expected warranty claims or returns that could harm our business and operating results;
●Managing our rights under our third-party technology licenses to avoid losing any competitive advantages in the market or the ability to commercialize certain products or technologies completely, which could substantially decrease our revenues;
●Managing our marketing initiatives effectively to generate sufficient levels of product and brand awareness;
●Managing our technical support, firmware or software updates on products to maintain customer satisfaction;
●Managing the need to replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded or enhanced versions of our existing products;
●Managing the maintenance and further development of our sales channels for our products, including developing and supporting our value-added resellers (VARs), distributors and retail sales channels, many of which offer products from several different manufacturers and could give a higher priority to selling other companies’ products.

The size, resources and brand name of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.

The market for head-worn display devices, including AR and Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known diversified consumer electronics manufacturers including Samsung Electronics Co., Sony Corporation, LG Electronics (LGE), HTC, Lenovo, and many of our current competitors have substantial market share, longer operating histories, larger intellectual property portfolios, diversified product lines, ability to bundle competitive offerings with our products and services, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

Moreover, smartphones, tablets, and new wearable devices with ever-expanding video display screens, including foldable and expandable screens, and ever-increasing computing power have significantly improved the mobile personal computing experience. In the future, most all large consumer electronics manufacturers of those devices, such as Apple Inc., Samsung, LGE, Lenovo, Alphabet/Google, Snap, Garmin, Meta/Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products, which would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology and content partnerships. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any one of which could substantially harm our business and results of operations.

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

We rely on and will continue to rely on technologies (including micro-displays, mobile computing electronics and operating systems) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us. We are attempting to mitigate this risk by exploring ways to develop our own micro-display technologies using microLED and laser scanning displays, but there can be no assurance that we will be successful in doing so.

If micro-display-based personal displays or near-eye displays do not gain greater acceptance in the market for mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one-inch, most of which are based on direct view liquid crystal display (LCD) and organic light emitting display (OLED) technology. A number of large established global companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, handheld direct view LCDs and OLED displays. Advances in direct view LCD and OLED technology, microLED or other technologies, including foldable and stretchable displays may overcome current market limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our near-eye display and computing technology and cause our business strategy to fail.

There are a number of competing providers of micro-display-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal wearable display market.

In addition to competing with direct view displays, we also compete with micro-display-based personal display technologies that have been developed by many other companies. Numerous other start-up companies have announced their intentions to offer smart glasses and AR products and developer kits in the near future. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new micro-display-based personal display technologies and near-eye display products that are more affordable or have more desirable features than our technology. If our products are unable to capture a reasonable portion of the smart wearable display market, our business strategy may fail.

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

Our MicroLED and exclusive license and investment with Atomistic may not be renewed and its carrying value may be not recoverable.

The Company signed a series of agreements with Atomistic SAS (“Atomistic”), a French company that is developing new microLED displays and related technologies. These agreements provided for an exclusive license by the Company of key microLED technology, for cash commitments totaling $30 million (which has been fully paid as of the date of this 10-K report) along with equity issuance commitments to be made by the Company relating to certain deliverables and the achievement of performance milestones by Atomistic. This is a multi-year project, with much of it being research and development work regarding new IP. If this technology takes longer to commercialize, or fails to achieve its expected results, the future value of the license and Vuzix’ issued share investments would be at risk and could result in the full loss of those related amounts on our financial statements. Further, until the Company achieves a near 100% ownership in Atomistic by the issuance of Vuzix shares for the completion of development milestones, or is permitted to waive them and accelerate the share issuances to gain 100% ownership of Atomistic, the Company and the current owners of Atomistic must negotiate every 12 to 24 months new funding contributions for the extension of the Company’s exclusive license. If such amounts cannot be reasonably negotiated or would be considered too large by Vuzix in the future, failure to pay the additional license fees would result in the termination of Vuzix’ existing license to the Atomistic technologies.

Our use of open-source software could negatively affect our ability to sell our products and could subject us to possible litigation.

We incorporate open-source software into our products. Open-source software is generally licensed by its authors or other third parties under open-source licenses. Some of these licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. Additionally, if a third-party software provider has incorporated open-source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third-party who distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our products that contained the open source software, and be required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business and financial condition.

Our operating results may be adversely impacted by worldwide political, economic, public health uncertainties, wars and specific conditions in the markets we address.

Any worsening of global economic, financial, or public health conditions, including global pandemics, such as COVID-19, could materially adversely affect (i) our ability to raise, or the terms of, needed capital; (ii) demand for our current and future products; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, or such impact on the display industry.

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

Our business and financial performance may be adversely affected by cyber-attacks on information technology infrastructure and products, as well as changes in cybersecurity and if our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers.

Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect against unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. Our business may be impacted by disruptions to our own or third-party information technology (IT) infrastructure, which could result from, among other causes, cyberattacks on or failures of such infrastructure or compromises to its physical security.

Cybersecurity threats are continuously evolving and include, but are not limited to, both attacks on our IT infrastructure and attacks on the IT infrastructure of our customers, suppliers, subcontractors and other third parties with whom we do business routinely, both on premises and in the cloud, attempting to gain unauthorized access to our confidential, proprietary, or otherwise protected information, classified information, or information relating to our employees, customers and other third parties, or to disrupt our systems or the systems of third parties. We are also exposed to the risk of insider threat attacks. Any such attacks could disrupt our systems or those of third parties, impact business operations, result in the unauthorized release of confidential, proprietary, or otherwise protected information, and corrupt our data or that of third parties. The threats we face are continuous and evolving and vary in degree of severity and sophistication. These threats include advanced persistent threats from highly organized adversaries, including but not limited to cyber criminals, nation states and so-called hacktivists, particularly those adverse to the security interests of the U.S. and its allies, which target us and other defense contractors. These types of threats are related to the geopolitical environment and have, therefore, grown in number due to recent geopolitical conflicts. In addition, as a result of the rapid pace of technological change, we and our customers, suppliers, subcontractors and other third parties with whom we conduct business continue to rely on legacy systems and software, which can be more vulnerable to cyber threats and attacks. Moreover, we, like other companies, are seeing an unprecedented number of previously unknown vulnerabilities, for which there are no known mitigations, being revealed by new attacks. Further, the sophistication, availability and use of artificial intelligence by threat actors present an increased level of risk. Due to the evolving threat landscape, we have experienced and expect to continue to experience more frequent and increasingly advanced cyber-attacks. In addition, changes in domestic and international cybersecurity-related laws and regulations have expanded cybersecurity-related compliance requirements, and cybersecurity regulatory enforcement activity has grown. We expect the regulatory environment to continue to evolve, and staying apace with these regulatory changes could increase our operational and compliance expenditures and those of our suppliers, and lead to new or additional IT and product development expenses. We also face reputational, litigation and financial risks in relation to potential required disclosures and increased risk of enforcement. We continue to make investments and adopt measures designed to enhance our protection, detection, response, and recovery capabilities, and to mitigate potential risks to our technology, products, services and operations from potential cybersecurity threats, as well as to comply with evolving regulations. However, given the unpredictability, nature and scope of cyber-attacks, it is possible that we are unable to defend against all cyber-attacks, that potential vulnerabilities could go undetected and persist in the environment for an extended period, or that we may otherwise be unable to mitigate customer losses and other potential consequences of these attacks. In some cases, we must rely on the safeguards put in place by our customers, suppliers, subcontractors and other third parties to protect against and report cyber threats and attacks. We could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromise of confidential information, intellectual property or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other manipulation or improper use of our or third-party systems, networks or products, financial losses from remedial actions, loss of business, or potential liability, penalties, fines and/or damage to our reputation. Any of these could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity. Due to the evolving nature of such risks, the impact of any potential incident cannot be predicted.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business and, in particular, while our staff is relatively small with just under 100 employees and full-time foreign contractors globally, we are dependent upon the active participation of several key management personnel, including Paul Travers, our President and Chief Executive Officer. Mr. Travers is critical to the strategic direction and overall management of our Company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition, and operating results. We do not carry key person life insurance on any of our senior management or other key personnel. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in West Henrietta, New York. If he becomes unable to travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

We need to hire and retain highly skilled technical personnel as employees and independent contractors in order to develop our products and grow our business. The competition for highly skilled technical, managerial, and other personnel is at times intense. Our human capital and labor issues related to recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options and other fringe benefits we offer to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

Operational Risks

The manufacture of waveguides encompasses several complex processes, and several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions, which could adversely affect our operating results.

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

We depend on third parties to provide integrated circuit chip sets, micro-displays and other critical components for use in our products.

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

Many of our various reseller relationships for our Smart Glasses and AR products and their accessories could involve such resellers taking inventory positions and reselling to multiple customers. Under some possible distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our distributor and VAR relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any one of which could disrupt our supply chain, may increase our costs, and may cause us to be unable to meet the demands of our customers and end-users on a timely basis.

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

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. Further, the electronic components we utilize can go end-of-life due to technological changes, which can require us to invest in implementation costs of alternatives and the potential for the forced obsolescence of other related items. We have in the past experienced end-of-life issues and expect to see more shortages in the future. As such, the availability of these components may be unpredictable.

We do not currently own or operate any manufacturing facilities for any types of micro-displays, one of the key components in our products. Certain other components and services necessary for the manufacture of our products are available from only a limited number of sources, and other components and services are only available from a single source. Our relationship with these source companies generally is on a purchase order basis and these firms do not have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis. These firms could discontinue sourcing components for us at any time. If any of these firms were to discontinue their relationship with us, or discontinue providing specific products to us, and we are unable to contract with a new supplier that can meet our requirements, or if they or such other supplier were to suffer a disruption in their production, we could experience disruption of our inventory flow, a decrease in sales and the possible need to re-design our products. Any such event could disrupt our operations and have an adverse effect on our business, financial condition and results of operations. Several new LCOS, alternative OLED, as well as microLED suppliers have begun offering micro-displays suitable for use in our products. With new tooling and electronics, any one of these alternative displays could be incorporated into our products but our costs of production could be higher, they may offer less performance, and, as a result, may make our products too costly and less desirable.

Our facilities and information systems and those of our key suppliers could be damaged as a result of disasters or unpredictable events, which could have an adverse effect on our business operations.

We operate the majority of our business from one campus location in West Henrietta, New York (a suburb of Rochester). We also rely on third-party manufacturing plants in the United States and Asia and third-party logistics, sales and marketing facilities in Japan and Europe, and in other parts of the world to provide key components for our products and services. If major disasters such as earthquakes, pandemics, fires, floods, wars, terrorist attacks, computer viruses, transportation disasters or other events occur in any of these locations, or our information systems or communications network or those of any of our key component suppliers breaks down or operates improperly as a result of such events, our facilities or those of our key suppliers may be seriously damaged, and we may have to stop or delay production and shipment of our products. We may also incur expenses relating to such damages. If production or shipment of our products or components is stopped or delayed or if we incur any increased expenses as a result of damage to our facilities, our business, operating results and financial condition could be materially adversely affected.

Financial and Market Risks

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

Our amended and restated bylaws include a clause that provides that the Court of Chancery of the State of Delaware will be the exclusive forum for certain types of actions that may be brought against us. There is uncertainty as to whether we would seek to, or whether we could successfully, apply this exclusive forum provision to any actions that may be brought against us under the Securities Acts.

Additional stock offerings in the future may dilute then existing stockholders’ percentage ownership of our Company.

Given our capital plans, needs and expectations, we may issue additional shares of common stock, preferred stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of the then existing stockholders.

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

We may not achieve some or all of the anticipated benefits of our equity investments.

At December 31, 2023, we had equity investments in companies totaling $5.8 million, where we have limited, if any, control over their governance, financial reporting and operations. As a result, we face certain operating, financial and other risks relating to these investments, including risks related to the financial strength of the investments. These investments may not contribute to our earnings or cash flows. In addition, these companies currently in receipt of our investment dollars may be required to raise additional capital, which may result in our ownership percentage being decreased.

Legal and Regulatory Risks

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

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the EU, Japan, China and other jurisdictions in order to be sold in those jurisdictions. Our AR smart glasses products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third-party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states, such Directive which restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, Japan, and numerous countries around the world and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

The U.S. government may alter its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from China, countries in EMEA and other countries. Given our manufacturing in those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened, present particular risks for us. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 194 issued U.S. and foreign patents and 178 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty.

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

Human Capital Resources

As of December 31, 2023, our consolidated business employed just under 100 individuals. Our management and professional employees have significant prior experience in optical design, mechanical design, software, electronics, manufacturing, and other related technologies. Our employees are in the U.S., Europe and Japan and the laws regarding employee relationships are different by jurisdiction. Some non-US employees are full-time contractors. None of our employees are covered by a collective bargaining agreement. We have policies to prevent discrimination based on gender, race, ethnicity, nationality, religion, sexual orientation, gender identity or gender expression. We take affirmative action to ensure that applicants are hired, and that employees are treated during employment without regard to their race, ethnicity, religion, sex, or national origin. We also take affirmative action to employ and advance veterans in employment. We consider relations with our employees to be good.

We have adopted a Code of Business Conduct and Ethics regarding the standards of conduct of our directors, officers and employees. The code is reviewed and updated periodically by our Board of Directors and is available on our website at www.vuzix.com.

Environmental, Social & Governance (ESG) Initiatives

We strive to create and maintain a working environment that fosters honesty and hard work and rewards all of our employees’ hard work. We endeavor to make Vuzix a place in which people are proud to be associated. With the growing awareness of environmental and social issues, we are in the process of creating a more formalized ESG strategy. Our initial process for the strategy creation includes soon forming a cross-functional ESG team of leaders representing operations, human resources, supply chain, finance, marketing, and facilities departments. We will also utilize third-party facility, environmental and legal consulting services, as necessary. These third-party consultants will be assisting us in creating an ESG materiality assessment from which we can develop a baseline assessment for monitoring our progress. Our progress in creating our ESG strategy and other related activities is reported to the Board of Directors.

We provide recurring Company-wide communication of our formal values:

Integrity	Team	Customers
Uphold Ethical Standards in Our Performance	Treat Everyone with Respect	Quality Customer Service Through Collaborative Success
Keep Our Commitments	Encourage Open Communication	Provide Industry Leading Products
Protect Our Intellectual Property	Promote Critical Thinking and Innovation	Maintain Confidentiality and Protect Customer Intellectual Property

For additional information, see "Item 1 – Business: Human Capital Resources” in this Form 10-K.

We strive to create a workplace based on the following principles and goals:

Care for Our People

● We believe in upholding the principles of human rights, worker safety, and observing fair labor practices within our organization.

● We respect different viewpoints and perspectives, and ultimately individual thoughts create innovation and achieve better results. We continually evaluate how we provide organizational training, formalize Company values, and revitalize recruitment strategy.

● We are committed to employee safety. We have installed safety protocols and monitoring systems. We have periodic audits by third parties to test our systems and perform preventative maintenance. Our policies prohibit an employee from being alone in our production facilities or in unsupervised areas of our facilities.

Environmental Responsibility

● We are committed to protecting the natural environment and our community by complying with all applicable legal and regulatory requirements. We maintain an environmental management system and a specific framework for implementing relevant sustainable practices.

● We ask our employees to help us contribute towards environmental sustainability by looking for opportunities to conserve energy, reduce consumption of natural resources, preserve air and water quality, manage waste properly, reuse and recycle, and reduce the use of toxic substances in our operations where possible, including, in particular, in our clean room and lab facilities. Our clean room facility emissions are less than permitting and reporting thresholds, and we track emissions monthly to verify compliance with the regulations.

● We look for ways to reduce energy consumption in our facilities.

● We make and sell products that are generally considered more environmentally friendly than alternative computing devices and in most of their actual use by customers reduce their travel needs, either locally or across the world with their remote presence capabilities, and consume significantly less power or raw materials to manufacture than are typically used or required for  laptop or tablet computers.

Ethics & Corporate Responsibility

● We are committed to ensuring ethical organizational governance and embracing diversity and inclusion in the board room and throughout the organization.

● We are committed to observing fair, transparent, and accountable operating practices.

● We seek to create and foster a healthy, balanced, and ethical work environment for everyone in our organization. To this end, we promote an ethical organizational culture and encourage all employees to raise questions or concerns about actual or potential ethical issues and Company policies and to offer suggestions about how we can make our organization better. We have a Whistleblower Ethics Hotline that includes global telephone access and online access. We have an independent third party periodically test the Whistleblower Ethics Hotline.

Supply Chain Responsibility

● We intend to request that our suppliers adhere to the RBA Code of Conduct or its equivalent by flowing this requirement through our commercial contracts.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.      Cybersecurity

As a Company selling some products and performing engineering services for defense applications, we may be the target of cyber-attacks from a variety of threat actors. Cybersecurity threats include attacks on, or other attempts to infiltrate, our information technology (IT) infrastructure and the IT infrastructure of our customers, suppliers, subcontractors and other third parties, attempting to gain unauthorized access to our confidential or other proprietary information, classified information, or information relating to our employees, customers, and other third parties, or to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other third parties. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting the security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure.

Our Cybersecurity Program

Our products and services are normally classified as EAR 99 (items not designated under the control) by the U.S. government, but our defense customers may ask us to make some alterations for the environments in which the products will be used. Moreover, our products sold for defense applications are integrated with our customers’ products. Given the nature of our business and the cybersecurity risks we face, we have instituted a cybersecurity program for identifying, assessing, and managing cybersecurity risks, which include material risks from cybersecurity threats to our internal systems, our products, services and programs for customers, and our supply chain.

Our enterprise cybersecurity program aligns with the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) standards, among others. The program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operations. We, or third parties we contract with, monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications.

Incident Response.

Our cybersecurity program includes monitoring for potential security threats that may lead to vulnerabilities. We evaluate and assign severity levels to incidents, escalate and engage an incident response team based on severity, and manage and mitigate the related risks. Incidents are reported internally to members of senior management and/or the Board of Directors as appropriate based on severity and incident type and are also analyzed for external reporting requirements. Our incident response process is also designed to coordinate functions to enable continuity of essential business operation in the event of a cyber crisis.

Third Party Service Providers.

We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring and testing of the program’s risk prevention and protection measures, and process execution including incident detection, investigation, analysis and response, eradication, and recovery. Our main external service provider is US-based and utilizes  a 24 x 7 x 365 Service Operation Center (SOC).

Program Assessment.

We regularly evaluate and seek to improve and mature our cybersecurity processes. Our cybersecurity program is regularly assessed through management self-evaluation and ongoing monitoring procedures to evaluate our program effectiveness, including assessments associated with internal controls over financial reporting as well as vulnerability management through active discovery and testing to validate patching and configuration. As cybersecurity threats are continuously evolving, we also periodically engage with third parties to perform maturity assessments of our program to identify potential risk areas and improvement opportunities. This includes assessment of our overall program, policies and processes, compliance with regulatory requirements and an overall assessment of key vulnerabilities. We use these assessments to supplement our own evaluation of the overall health of our program and target improvement areas.

Board Oversight and Management’s Role

Our Board of Directors has primary oversight responsibility for enterprise cybersecurity risks. The Audit Committee also considers enterprise cybersecurity risks in connection with its financial and compliance risk oversight role. The Chief Financial Officer regularly reports to the Board of Directors on the status of the Company’s cybersecurity program and provides the Board of Directors with the annual assessment by a third party on the Company’s cybersecurity program. Cybersecurity risks are also included with the Company’s annual business risk assessment which is provided to the Board of Directors.

For more information on risks related to cybersecurity, see Item IA. "Risk Factors” of this Form 10-K.

Item 2.     Properties

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14586 (a suburb of Rochester). This facility houses our headquarters office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. In October 2022, we leased an additional 12,000 square feet for our new waveguide manufacturing facility at 30 Becker Road, also in West Henrietta, New York. The base rent contractual payment obligations under these operating leases is currently $570,000 per year. The lease at 25 Hendrix Road has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. As of June 25, 2020, the Company exercised the first of the two renewal terms and on January 16, 2024 the Company exercised its second renewal term extending its current lease to November 30, 2025. The lease at 30 Becker Road has an original three-year term with an option by the Company to renew for two additional one-year terms at pre-agreed to lease rates. We believe that our West Henrietta facilities are in good operating condition and currently adequately serve our needs.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

As of April 15, 2024, there were 64 holders of record of our common stock. A substantially greater number of holders of the Company’s common stock are in “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the three months ended December 31, 2023.

Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities - none

Purchase of Equity Securities - none

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2023.

	Number of	Weighted
	Securities to	Average
	be Issued	Exercise Price	Number of
	Upon Exercise	of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future Issuance
Plan Category	Rights	Rights	(1)
Equity compensation plans approved by security holders	8,695,308	$12.64	3,849,804
Equity compensation plans not approved by security holders	—	—	—
Total	8,695,308	$12.64	3,849,804
(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The Company’s 2023 Plan was approved by the stockholders of the Company on June 15, 2023. The Company no longer issues any options under its prior 2014 Plan. The 2023 Plan no longer contains an “evergreen provision”. Refer to Note 14 for further details.

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, defense, industrial, medical and commercial markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AR and Smart Glasses products, waveguide optics, microLEDs and display engine technology.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this annual report on Form 10-K. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

●	Valuation of inventories;

●	Going Concern
●	Variable interest entities;
●	Carrying value of long-lived assets, goodwill and other intangible assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Valuation of Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average first-in, first-out method. Inventory includes purchased parts and components, work-in-process and finished goods. Provisions for excess, obsolete or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing to sales, production, and after-sale support. If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to net realizable values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

The write-down and obsolescence provision for finished goods and components totaled $4,358,062, $290,405 and $519,950 for the years ended December 31, 2023, 2022 and 2021, respectively. These provisions are included in Cost of Sales on the Consolidated Statements of Operations.

Going Concern

For all annual and interim periods, management will assess going concern uncertainty in our consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions. These assumptions including among other factors, the expected timing and nature of our programs and projected cash expenditures, our ability to delay or curtail these expenditures or programs and our ability to raise additional capital, if necessary, to the extent management has the proper authority to execute them and considers it probable that those implementations can be achieved within the look-forward period.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses of $50,149,077 for the year ended December 31, 2023, $40,763,573 for the year ended December 31, 2022, and $40,377,160 for the year ended December 31, 2021. The Company had net cash outflows from operations of $26,277,824 for the year ended December 31, 2023, $24,521,082 for the year ended December 31, 2022, and $26,980,411 for the year ended December 31, 2021, respectively. As of December 31, 2023, the Company had an accumulated deficit of $293,984,793. The Company’s cash outflows for investing activities was $19,280,966 for the year ended December 31, 2023, $21,170,816 for the year ended December 31, 2022, and $4,852,452 for the year ended December 31, 2021.

These factors initially raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include operational improvements being implemented and the curtailment of certain development programs, both of which the Company expects to preserve cash.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014- 15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. As a result, management is primarily responsible for assessing if there is a going concern issue when issuing an entity’s financial statements. The going concern assumption underlies all GAAP financial reporting and therefore requires and assumes that the financial statements have been prepared on a going concern basis. It presumes that a Company will continue normal business operations into the future.

Variable Interest Entities

We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (VIE). We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with other applicable GAAP. Each reporting period we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different from historical results. For the years ended December 31, 2023, 2022 and 2021, we recorded a loss on fixed asset disposal of nil, $35,350, and $183,614, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use.

We perform a valuation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. For the years ended December 31, 2023, 2022 and 2021, there was an impairment charge of $41,869, $97,675 and $80,163, respectively. The value of the remaining intellectual property, such as patents and trademarks, was valued (net of accumulated amortization) at $2,627,018 as of December 31, 2023, because management believes that this value is recoverable.

We perform a valuation of our goodwill and other intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate a potential impairment trigger. For there ending December 31, 2023, the Company took an impairment charge of $2,136,993 for the unamortized intangible assets and goodwill regarding its previous acquisition of Moviynt.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over 3 years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The unamortized software development costs remaining were valued (net of accumulated amortization) at $361,111 as of December 31, 2023. Management believes that this value is recoverable.

Revenue Recognition

The Company adopted the guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”, as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is recognized as our products ship to customers, as control is transferred at that time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2023 and 2022, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Product Warranty

Warranty obligations are generally incurred in connection with the sale of our products. The warranty period for these products is generally one year and up to eighteen (18) months for certain distributors. Customers may also purchase an additional twelve (12) month extended warranty. Warranty costs are accrued, to the extent that they are not recoverable from third-party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. We provide for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience of warranty claims and costs. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required.

Stock-Based Compensation Expense

Our Board of Directors approves grants of stock awards and options to employees to purchase our common stock. Stock-based compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market. For stock options awards under the Company's LTIP (Long-term Incentive Plan), options vest upon the achievement of certain equity market conditions and performance-based milestones. The fair value of options granted under this program was calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method for the performance-based tranches. The equity market condition awards are expensed over their derived service periods, which is an output of the Monte Carlo model. Upon the achievement of any market condition milestone, any unrecognized expense to-date would be expensed immediately. The performance-based tranches, that are currently considered probable of achievement, are expensed over their respective implicit service periods. We may experience significant catch-up or reversal of expense in the future in a period when any performance-based milestones first are determined to be probable of achievement or when any that are currently deemed probable are considered no longer probable.

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

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2023 and December 31, 2022

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
			Dollar	% Increase
	2023	2022	Change	(Decrease)

Sales:
Sales of Products	$10,760,352	$10,505,763	$254,589	2%
Sales of Engineering Services	1,368,787	1,330,119	38,668	3%

Total Sales	12,129,139	11,835,882	293,257	2%

Cost of Sales:
Cost of Sales - Products Sold	8,839,279	8,737,852	101,427	1%
Cost of Sales - Inventory Reserve for Obsolescence	4,358,062	290,405	4,067,657	1,401%
Cost of Sales - Depreciation and Amortization	886,117	799,317	86,800	11%
Cost of Sales - Engineering Services	680,411	525,182	155,229	30%

Total Cost of Sales	14,763,869	10,352,756	4,411,113	43%

Gross Profit (Loss)	(2,634,730)	1,483,126	(4,117,856)	(278)%
Gross Profit (Loss) %	(22)%	13%

Operating Expenses:
Research and Development	12,339,534	12,676,688	(337,154)	(3)%
Selling and Marketing	12,711,800	8,078,538	4,633,262	57%
General and Administrative	18,592,185	21,038,562	(2,446,377)	(12)%
Depreciation and Amortization	3,844,428	1,788,584	2,055,844	115%
Loss on Goodwill and Other Intangible Asset Impairment	2,136,993	—	2,136,993	NM
Loss on Fixed Asset Disposal	—	35,350	(35,350)	(100)%
Impairment of Patents and Trademarks	41,869	97,675	(55,806)	(57)%

Loss from Operations	(52,301,539)	(42,232,271)	(10,069,268)	24%

Other Income (Expense):
Investment Income	2,219,226	1,395,579	823,647	59%
Income and Other Taxes	(230,973)	(212,997)	(17,976)	8%
Foreign Exchange Loss	(44,062)	(180,589)	136,527	(76)%
Utility Improvement Refund/Employee Retention Credit Refund	208,271	466,705	(258,434)	(55)

Total Other Income, Net	2,152,462	1,468,698	683,764	47%

Net Loss	$(50,149,077)	$(40,763,573)	$(9,385,504)	23%

Sales.   There was an increase in total sales for the year ended December 31, 2023, from those achieved in 2022 of $293,257, or 2%. The following table reflects the major components of our sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
Sales of Products	$10,760,352	89%	$10,505,763	89%	$254,589	2%
Sales of Engineering Services	1,368,787	11%	1,330,119	11%	38,668	3%
Total Sales	$12,129,139	100%	$11,835,882	100%	$293,257	2%

Sales of products increased by 2% for the year ended December 31, 2023, compared to the same period in 2022. Smart glasses revenue was the primary driver of this increase as unit sales of our M400 product increased.

Sales of engineering services for the year ended December 31, 2023, were $1,368,787, as compared to $1,330,119 in the same period of 2022, an increase of 3%.

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
Product Cost of Sales	$7,224,107	60%	$7,158,225	60%	$65,882	1%
Inventory Reserve for Obsolescence	4,358,062	36%	290,405	2%	4,067,657	1,401%
Manufacturing Overhead - Unapplied	1,615,172	13%	1,579,627	13%	35,545	2%
Depreciation and Amortization	886,117	7%	799,317	7%	86,800	11%
Engineering Services Cost of Sales	680,411	6%	525,182	4%	155,229	30%

Total Cost of Sales	14,763,869	122%	10,352,756	87%	4,411,113	43%

Gross Profit (Loss)	$(2,634,730)	(22)%	$1,483,126	13%	$(4,117,856)	(278)%

For the year ended December 31, 2023, gross loss from total sales was $2,634,730, or (22)% as compared to a gross profit of $1,483,126, or 13% in the same period in 2022. Product Cost of Sales was $7,224,107, or 60% of total sales in 2023 as compared to $7,158,225, or 60% of 2022 total sales.

In addition to its normal Reserve for Obsolescence provision, the Company reserved as of December 31, 2023 additional provisions for expected surplus component parts and obsolescence in excess of its currently planned existing product builds in 2024 and into 2025 on most of its existing smart glass product models in anticipation of the planned introduction of newer models, which would logically replace the existing models when introduced. The disposal value of the excess components that could not be used in future models is unknown, so a 100% obsolescence provision has been accrued. The total reserve write-down recorded at December 31, 2023 was $2,700,000 and the Company increased its standard reserve by $1,658,000. The write-down and obsolescence provisions totaled $5,775,551 and $1,417,489 for the years ended December 31, 2023 and 2022, respectively. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

Manufacturing overhead costs, not already added in Cost of Sales or ending inventory, increased by $35,545, or 2% for the year ended December 31, 2023 over the 2022 comparable period to 13% as a percentage of total sales as compared to 13% in 2022.

Depreciation and amortization expense increased by $86,800, or 11% for the year ended December 31, 2023, over the 2022 comparable period to 7% as a percentage of total sales as compared to 7% in 2022. The increase was due to depreciation on capitalized equipment for our new waveguide facility that was placed into service in the fourth quarter of 2023.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, including non-cash stock-based compensation expenses, third-party services, purchases of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development expenses.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
Research and Development	$12,339,534	102%	$12,676,688	107%	$(337,154)	(3)%

Research and development expenses for the year ended December 31, 2023, decreased by $337,154, or 3%, compared to the comparable period in 2022. This decrease was largely due to a $923,933 reduction in external development expenses and consultant expenses; and a decrease of $136,186 in recruiting and hiring expenses; partially offset by an increase of $789,186 in salary and benefits related expenses, including $422,051 in severance-related expenses for staff reductions which took place in early January 2024.

Selling and Marketing.    Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
Selling and Marketing	$12,711,800	105%	$8,078,538	68%	$4,633,262	57%

Selling and marketing expenses for the year ended December 31, 2023, increased by $4,633,262 or 57%, compared to the comparable period in 2022. This increase was largely due to a $2,117,503 increase in salary, commissions and benefits related expenses driven by headcount increases, including $265,101 in severance related expenses for staff reductions which took place in early January 2024; a reserve for bad debt of $1,574,000; an increase of $610,845 in advertising and tradeshow expenses; an increase of $322,071 in travel related expenses; and an increase of $167,794 in consulting fees; partially offset by a decrease of $121,835 in website development and maintenance costs; and a decrease of $101,001 in recruiting and hiring expenses for new hires in the latter part of 2022.

General and Administrative.   General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
General and Administrative	$18,592,185	153%	$21,038,562	178%	$(2,446,377)	(12)%

General and administrative expenses for the year ended December 31, 2023 decreased by $2,446,377, or 12% compared to the comparable period in 2022. This decrease was largely due to a decrease of $2,464,799 in non-cash stock-based compensation; a decrease of $210,678 in external accounting, advisory and tax services expenses; a decrease of $199,456 in shareholder and IR related expenses; a $91,254 decrease in supplies and consumables expenses; and a $56,807 decrease in recruiting and hiring expenses; partially offset by an increase of $281,363 in various consulting fees; an increase of $128,949 in travel related expenses; and an increase of $88,804 in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the year ended December 31, 2023, was $3,844,428, compared to $1,788,584 in the comparable period in 2022, an increase of $2,055,844. The increase in this expense is primarily due to the amortization of our technology license related to the Atomistic Agreements, which began on May 12, 2022.

Other Income (Expense), Net. Total other income was $2,152,462 for the year ended December 31, 2023, as compared to $1,468,698 in the same period in 2022, an increase of $683,764. This overall increase was primarily the result of an increase of $823,647 in investment income resulting from the recent rise in interest rates earned on the Company’s excess cash period-over-period; and decrease of $136,527 in foreign exchange losses; partially offset by a $258,434 reduction in government and utility incentives, primarily related to the employee retention refunds received in 2022.

Provision for Income Taxes.  There were no provisions for income taxes in 2023 or 2022.

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

Sales.   There was a decrease in total sales for the year ended December 31, 2022, from those achieved in 2021 of $1,329,051 or 10%. The following table reflects the major components of our sales:

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
Product Cost of Sales	$7,448,630	63%	$7,832,397	59%	$(383,767)	(5)%
Manufacturing Overhead - Unapplied	1,579,627	13%	2,396,821	18%	(817,194)	(34)%
Depreciation and Amortization	799,317	7%	1,321,467	10%	(522,150)	(40)%
Engineering Services Cost of Sales	525,756	4%	45,758	0%	479,424	1,048%

Total Cost of Sales	10,352,756	87%	11,596,443	88%	(1,243,687)	(11)%

Gross Profit	$1,483,126	13%	$1,568,490	12%	$(85,364)	(5)%

For the year ended December 31, 2022 gross profit from total sales was $1,483,126 or 13% as compared to $1,568,490, or 12% in the same period in 2021.

Manufacturing overhead costs, not already added in Cost of Sales, decreased by $817,194 or 34% for the year ended December 31, 2022 over the 2021 comparable period to 13% as a percentage of total sales as compared to 18% in 2021. The decrease in the net dollar amount of these unapplied overhead costs in the current period versus the prior period is primarily due to more absorption of fixed costs being allocated directly to Product Cost of Sales and inventory.

Depreciation and amortization expense decreased by $522,150, or 40% for the year ended December 31, 2022, over the 2021 comparable period to 7% as a percentage of total sales as compared to 10% in 2021. The decrease was due to some of our tooling and manufacturing equipment becoming fully-depreciated in the first half of 2022.

Research and Development.   Our research and development expenses consist primarily of compensation costs for personnel, related stock-based compensation expenses, third-party services, purchases of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development expenses.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
Research and Development	$12,676,688	107%	$11,674,954	89%	$1,001,734	9%

Research and development expenses for the year ended December 31, 2022, increased by $1,001,734 or 9%, as compared to the same period in 2021. This increase was largely due to an increase of $557,165 in external development expenses related to our Next Generation Smart Glasses (Shield) and Blade 2.0; a $386,821 increase in salary and benefits expenses due to additional personnel; an increase of $78,920 in technology licensing fees; and an increase of $84,300 in recruitment and hiring fees, and partially offset by a decrease of $147,843 in supplies and consumables expense.

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

Selling and marketing expenses for the year ended December 31, 2022, increased by $1,959,609 or 32%, as compared to the same period in 2021. This increase was largely due to a $1,685,428 increase in salary and salary benefits related expense; an increase of $368,018 in travel related expenses; an increase of $360,034 in trade show expenses; an increase of $117,423 in recruiting and hiring expenses; and a $47,794 increase in advertising costs; and partially offset by a decrease of $441,585 in website development and maintenance costs; and a $196,478 decrease for consulting costs.

General and Administrative.   General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2022	Total Sales	December 31, 2021	Total Sales	Change	(Decrease)
General and Administrative	$21,038,562	178%	$22,502,833	171%	$(1,464,271)	(7)%

General and administrative expenses for the year ended December 31, 2022 decreased by $1,464,271 or 7%, as compared to the same period in 2021. This decrease was largely due to a $1,259,137 decrease in non-cash stock-based compensation which was significantly higher in the first quarter of 2021 due to the vesting of an achieved equity market capitalization milestone under the LTIP; a $515,952 decrease in legal expenses; a $89,262 decrease in recruitment and hiring expenses related to new external board members who joined the Board of Directors in June 2021; and partially offset by increases in audit and tax advisory fees of $261,958, and insurance premiums of $209,528.

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

Other Income (Expense), Net. Total other income was $1,468,698 for the year ended December 31, 2022, as compared to other expense of $397,053 in the same period in 2021, an increase of $1,865,751. The overall increase in other income was primarily the result of an increase of $1,342,068 in investment income resulting from the recent rise in interest rates earned on the Company’s excess cash period-over-period; a $466,705 gain recorded for an employee retention credit refund claim that was filed with the IRS on November 10, 2022; and a decrease of $94,371 in income and other taxes, partially offset by an increase of $37,393 in foreign exchange losses.

Provision for Income Taxes.  There were no provisions for income taxes in 2022 or 2021.

Liquidity and Capital Resources

Capital Resources: As of December 31, 2023, we had cash and cash equivalents of $26,555,592, a decrease of $46,008,351 from $72,563,943 as of December 31, 2022.

As of December 31, 2023, we had current assets of $41,500,411 as compared to current liabilities of $5,216,152, which resulted in a positive working capital position of $36,284,259. As of December 31, 2022, we had a working capital position of $75,354,727. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the years ended:

	December 31,	December 31,	December 31,
	2023	2022	2021
Net Cash Provided by (used in)
Operating Activities	(26,277,824)	(24,521,082)	(26,980,411)
Investing Activities	(19,280,966)	(21,170,816)	(4,852,452)
Financing Activities	(449,561)	(1,948,032)	115,967,228

During the year ended December 31, 2023, we used $26,277,824 of cash for operating activities. Net changes in working capital items were $1,882,446 for the year ended December 31, 2023, with the largest factors resulting from a $1,480,923 increase in trade accounts receivable, net of reserve, and accrued revenue in excess of billings; a $1,495,653 decrease in inventory and vendor prepayments; and a $1,104,787 decrease in trade accounts payable and accrued expenses. For the year ended December 31, 2022, we used a total of $24,521,082 in cash for operating activities.

During the year ended December 31, 2023, we used $19,280,966 of cash for investing activities, which included $10,500,000 in further payments made towards our technology license fee commitment with Atomistic, as discussed in Note 7, $5,323,483 for purchases of manufacturing equipment and leasehold improvement expenditures primarily related to our waveguide expansion project; a $2,500,000 investment in preferred shares of Atomistic, as discussed in Note 2; $632,483 in patent and trademark expenditures; a further investment of $125,000 in the purchase of software operating license upgrades for our smart glasses platform; and an additional $200,000 of investments in private corporations as discussed in Note 9. For the year ended December 31, 2022, we used a total of $21,170,816 in cash for investing activities.

During the year ended December 31, 2023, we used $449,561 in net cash from financing activities, which included $21,196 received for stock option exercises, which was offset by $470,757 expended for share repurchases under our Share Buyback Program that expired on March 2, 2023. For the year ended December 31, 2022, we used $1,948,032 in net cash for financing activities.

As of December 31, 2023, the Company does not have any current or long-term debt obligations outstanding other than licensing fee commitments totaling $1,000,000 related to the Atomistic Agreements described in Note 7 of the consolidated financial statements.

In connection with the Atomistic Technology Licenses discussed in Note 7, the is required to issue up a further maximum of 1,446,254 shares of our common stock to the founders of Atomistic SAS (“Atomistic”) for the achievement of certain technological milestones under a license agreement entered into between the Company, Atomistic and its Founders. These issuances would under the existing agreements result in Vuzix owning Series A Preferred shares in

Atomistic that could ultimately be converted into ordinary shares of Atomistic and Vuzix ultimately owning over 90% of Atomistic, with Atomistic becoming a subsidiary of the Company. The remaining Milestones and the Company’s related further issuances of common stock are expected to be completed over the next 6 to 24 months. Until the Company achieves a near 100% ownership in Atomistic by the issuance of Vuzix shares for the completion of all development milestones, or is permitted to waive them and accelerate the share issuances for 100% ownership of Atomistic, the Company and the current owners of Atomistic must negotiate every 12 to 24 months new funding contributions for the extension of the Company’s exclusive license. As of the date of this 10-K report, we are in active negotiations with Atomistic and tentatively agreed to provide them with a further $5,000,000 commitment to be paid in 2024 for an extension of our exclusive license to its technology through December 31, 2025.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and license fee commitments. Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. We incurred a net loss for the years ended December 31, 2023, 2022 and 2021 of $50,149,077 (of which $12,711,084 was related to non-cash stock-based compensation primarily due to our LTIP; $4,358,062 was related to our excess and obsolescence impairment charge to inventory; $2,136,993 was related to a goodwill and intangible impairment charge for our Moviynt acquisition in 2022; and $1,574,000 was related to a bad debt reserve), $40,763,573 (of which $15,775,553 was related to non-cash stock-based compensation primarily due to our LTIP), and $40,377,160 in 2021 (of which $17,302,833 was related to non-cash stock-based compensation primarily due to our LTIP), respectively. The Company has an accumulated deficit of $293,984,793 as of December 31, 2023.

As of December 31, 2023, our principal sources of liquidity consisted of cash and cash equivalents of $26,555,592.

The factors above do raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed below. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

●	We do not intend to increase our levels of investing activities for our 2024 fiscal year as compared to 2023, now that our waveguide plant expansion has been completed and the licensed fees payments under the Atomistic License have been substantially made.
●	The continued sale of our existing M400, M4000, Blade 2 and Shield smart glasses finished goods and related component inventory, of which we have significant levels over the provisions we made;
●	On January 17, 2024, the Company announced that it was cutting its cash annual operating expenses approximately $8,000,000 for 2024, in all operating areas by at least 20% from 2023, including Research and Development, Sales and Marketing and in General and Administration areas;
●	Right-sized operations across all areas of the Company, including head-count freezes or reductions;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide plant in 2024, particularly to OEM customer;
●	Continued to pursue licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;
●	Implementation of a voluntary Company-wide payroll reduction program for all individuals with optional salary reductions of 10% to 30% depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The expected cash savings will be $1,200,000 and will result in the issuance of stock awards or stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions;
●	Delayed or curtailed discretionary and non-essential capital expenditures not related to near-term new products;
●	Reduced the rate of new product introductions and leveraged existing platforms to reduce new product development and engineering costs;
●	Further reductions of the rate of research and development spending on new technologies, particularly the use of external contractors.

The Company has in the past sold equity securities and in early 2024 entered into a sales agreement with an investment banking firm for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” offering. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. To the extent that current and anticipated sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity financing. However, management can make no assurance that the Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

Contractual Obligations

The following is a summary of our contractual payment obligations as of December 31, 2023:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$324,102	$191,120	$132,982	—	—
Licensing Fees Commitment	1,000,000	1,000,000	—	—	—
Open Purchase Obligations	3,569,012	3,569,012	—	—	—

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

We are exposed to changes in foreign currency exchange rates primarily through the translation of our foreign subsidiary’s financial positions, results of operations, and transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia and Europe, and re-measurement of U.S. dollars to the functional currency of our foreign subsidiaries. We are also exposed to the effects of exchange rates in the purchase of certain raw materials whose price is in U.S. dollars but the price on future purchases is subject to change based on the relationship of the Japanese Yen/Euro to the U.S. Dollar. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages 53 through 87 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2023.

(a)          Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation and the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2023, that our internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following deficiency in internal control over financial reporting as of December 31, 2023: The Company tests its goodwill and other intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate a potential impairment trigger. In Q4 2023, the Company failed to recognize a potential triggering event in a timely manner. By not taking this triggering event into consideration, the Company failed to use the appropriate assumptions and inputs in determining the fair value of these assets. Management’s identified deficiency relates to the three months ended December 31, 2023, and does not affect previously reported periods.

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

(d)          Change in Internal Control Over Financial Reporting

Apart from the above material weakness, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

53

VUZIX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Vuzix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of changes in stockholders' equity, operations, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements and schedules (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has future cash requirements to fund operating losses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company’s reserve for excess, obsolete or slow-moving inventory is based upon estimates of the evaluation of changes in customer demand, technology developments, and expected future product sales, which can be difficult to forecast. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions future inventory adjustments would result in a decrease in gross profit. Due to the magnitude of the inventory, and the subjectivity involved in estimating the reserve we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

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

Impairment analysis of long-lived assets

Critical Audit Matter Description

As discussed in Notes 1, 7 and 8 to the consolidated financial statements, the Company at least annually assesses all its definite lived long-lived assets and intangibles, for impairment and when events or circumstances indicate their carrying amounts may not be recoverable. The Company tests goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

Management determines the fair value of the respective reporting units using a discounted cash flow model. Recoverability of definite lived long-lived assets is determined using an undiscounted cash flow model. Significant estimates and judgements used in these models include internal operating and cash flow forecasts, inputs to the weighted-average cost of capital used to discount future cash flows as well as the probability of achieving future cash flows. Future revenue and operating cash flow forecasts, the development of the weighted average cost of capital used to discount the future cash flows, and the probability of achieving future cash flows are subject to judgment based on sources utilized and the assessment of risks related to the cash flows. Due to the subjectivity involved with the assumptions used to the impairment analysis of long-lived assets, we identified the analysis as a critical audit matter, which required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed include: obtaining an understanding of the process and assumptions used by management to perform the analysis and testing management’s analysis by: testing the completeness and accuracy of the source information used, testing the mathematical accuracy of management’s calculations, evaluating the reasonableness and consistency of methodology and assumptions applied by management, and performing a retrospective review of the prior-year estimates used to identify potential bias of management judgements. Professionals with specialized skills and knowledge were used to assist in evaluating certain methodologies and assumptions used in the model and performing sensitivity analysis on various inputs.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2014.

Buffalo, New York

April 15, 2024

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$26,555,592	$72,563,943
Accounts Receivable, net of allowance for credit losses of $1,574,000 and $0 in 2023 and 2022, respectively	3,827,686	3,558,971
Accrued Revenues in Excess of Billings	165,771	269,129
Utility Improvement Refund/Employee Retention Credit Receivable	208,271	466,705
Inventories, Net	9,000,430	11,267,969
Manufacturing Vendor Prepayments	403,801	998,671
Prepaid Expenses and Other Assets	1,338,860	1,506,697

Total Current Assets	41,500,411	90,632,085

Long-Term Assets
Fixed Assets, Net	8,072,830	3,878,505
Operating Lease Right-of-Use Asset	301,185	956,165
Patents and Trademarks, Net	2,627,018	2,220,094
Technology Licenses, Net	26,851,001	30,158,689
Intangible Asset, Net	—	675,313
Goodwill	—	1,601,400
Cost Method Investment in Atomistic	5,784,126	—
Other Assets, Net	1,011,111	950,000

Total Assets	$86,147,681	$131,072,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,570,630	$1,211,747
Unearned Revenue	18,839	29,064
Accrued Expenses	2,416,443	1,670,539
Licensing Fees Commitment	1,000,000	11,500,000
Income and Other Taxes Payable	46,727	214,997
Operating Lease Right-of-Use Liability	163,513	651,011

Total Current Liabilities	5,216,152	15,277,358

Long-Term Liabilities
Operating Lease Right-of-Use Liability	137,672	305,154

Total Liabilities	5,353,824	15,582,512

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023 and 63,783,779 shares issued and 63,319,107 shares outstanding as of December 31, 2022.	65,304	63,783
Additional Paid-in Capital	377,189,847	361,267,416
Accumulated Deficit	(293,984,793)	(243,835,716)
Treasury Stock, at cost, 579,672 shares as of December 31, 2023 and 464,672 shares as of December 31, 2022.	(2,476,501)	(2,005,744)

Total Stockholders' Equity	80,793,857	115,489,739

Total Liabilities and Stockholders' Equity	$86,147,681	$131,072,251

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - December 31, 2020	49,626	$50	45,645,166	$45,645	$210,952,473	$(162,694,983)	—	$—	$48,303,185
Stock-Based Compensation Expense	—	—	368,047	368	18,429,556	—	—	—	18,429,924
Stock Option Exercises	—	—	659,398	659	781,618	—	—	—	782,277
Stock Warrant Exercises	—	—	7,276,928	7,277	34,708,451	—	—	—	34,715,728
Proceeds from Common Stock Offerings	—	—	4,768,293	4,768	97,745,239	—	—	—	97,750,007
Direct Costs of Common Stock Offerings	—	—	—	—	(6,136,420)	—	—	—	(6,136,420)
Shares Redeemed to Cover Employee Tax Withholdings	—	—	(83,164)	(83)	(1,144,282)	—	—	—	(1,144,365)
Stock Issued for Technology License Purchase	—	—	75,000	75	1,404,675	—	—	—	1,404,750
Preferred Stock Converted	(49,626)	(50)	4,962,600	4,963	(10,004,913)	—	—	—	(10,000,000)
2021 Net Loss	—	—	—	—	—	(40,377,160)	—	—	(40,377,160)
Balance - December 31, 2021	—	$—	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	—	—	(3,017)	(3)	14,473,433	—	—	—	14,473,430
Stock Option Exercises	—	—	114,528	114	57,586	—	—	—	57,700
Purchases of Treasury Stock	—	—	—	—	—	—	(464,672)	(2,005,744)	(2,005,744)
2022 Net Loss	—	—	—	—	—	(40,763,573)	—	—	(40,763,573)
Balance - December 31, 2022	—	$—	63,783,779	$63,783	$361,267,416	$(243,835,716)	(464,672)	$(2,005,744)	$115,489,739
Stock-Based Compensation Expense	—	—	96,525	97	12,618,533	—	—	—	12,618,630
Stock Option Exercises	—	—	26,976	27	21,169	—	—	—	21,196
Stock Issued under Atomistic Stock Purchase Agreement	—	—	1,397,500	1,398	3,282,728	—	—	—	3,284,126
Purchases of Treasury Stock	—	—	—	—	—	—	(115,000)	(470,757)	(470,757)
2023 Net Loss	—	—	—	—	—	(50,149,077)	—	—	(50,149,077)
Balance - December 31, 2023	—	$—	65,304,780	$65,304	$377,189,847	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,

	2023	2022	2021
Sales:
Sales of Products	$10,760,352	$10,505,763	$12,784,600
Sales of Engineering Services	1,368,787	1,330,119	380,333

Total Sales	12,129,139	11,835,882	13,164,933

Cost of Sales:
Cost of Sales - Products Sold	8,839,279	8,737,852	9,709,268
Cost of Sales - Inventory Reserve for Obsolescence	4,358,062	290,405	519,950
Cost of Sales - Depreciation and Amortization	886,117	799,317	1,321,467
Cost of Sales - Engineering Services	680,411	525,182	45,758

Total Cost of Sales	14,763,869	10,352,756	11,596,443

Gross Profit (Loss)	(2,634,730)	1,483,126	1,568,490

Operating Expenses:
Research and Development	12,339,534	12,676,688	11,674,954
Selling and Marketing	12,711,800	8,078,538	6,118,929
General and Administrative	18,592,185	21,038,562	22,502,833
Depreciation and Amortization	3,844,428	1,788,584	988,104
Loss on Goodwill and Other Intangible Asset Impairment	2,136,993	—	—
Loss on Fixed Asset Disposal	—	35,350	183,614
Impairment of Patents and Trademarks	41,869	97,675	80,163

Total Operating Expenses	49,666,809	43,715,397	41,548,597

Loss From Operations	(52,301,539)	(42,232,271)	(39,980,107)

Other Income (Expense):
Investment Income	2,219,226	1,395,579	53,511
Income and Other Taxes	(230,973)	(212,997)	(307,368)
Foreign Exchange Loss	(44,062)	(180,589)	(143,196)
Utility Improvement Refund/Employee Retention Credit Refund	208,271	466,705	—

Total Other Income, Net	2,152,462	1,468,698	(397,053)

Loss Before Provision for Income Taxes	(50,149,077)	(40,763,573)	(40,377,160)
Provision for Income Taxes	—	—	—

Net Loss	(50,149,077)	(40,763,573)	(40,377,160)

Basic and Diluted Loss per Common Share	$(0.79)	$(0.64)	$(0.66)
Weighted-average Shares Outstanding - Basic and Diluted	63,432,422	63,708,986	61,125,215

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2023	2022	2021

Cash Flows From (Used In) Operating Activities
Net Loss	$(50,149,077)	$(40,763,573)	$(40,377,160)
Non-Cash Adjustments
Depreciation and Amortization	4,931,692	2,587,901	2,309,571
Stock-Based Compensation	12,711,084	15,775,553	17,302,833
Impairment of Patents and Trademarks	41,869	97,675	80,163
Loss on Fixed Asset Disposal	—	35,350	183,614
Reserve on Trade Accounts Receivable	1,574,000	—	—
Change in Inventory Reserve for Obsolescence	4,358,062	290,405	519,950
Loss on Goodwill and Other Intangible Asset Impairment	2,136,993	—	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(1,842,715)	(1,316,542)	(853,547)
Accrued Revenues in Excess of Billings	103,358	(269,129)	—
Utility Improvement Refund/Employee Retention Credit Receivable	258,434	(466,705)	—
Inventories	(2,090,523)	593,608	(6,571,108)
Manufacturing Vendor Prepayments	594,870	(494,620)	(19,019)
Prepaid Expenses and Other Assets	167,837	(95,244)	(526,825)
Increase (Decrease) in Operating Liabilities
Accounts Payable	358,883	(843,015)	537,607
Accrued Expenses	745,904	251,231	436,276
Unearned Revenue	(10,225)	1,268	(13,355)
Income and Other Taxes Payable	(168,270)	94,755	10,589

Net Cash Flows Used in Operating Activities	(26,277,824)	(24,521,082)	(26,980,411)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(5,323,483)	(1,723,622)	(3,809,268)
Investments in Patents and Trademarks	(632,483)	(499,031)	(593,184)
Investments in Licenses, Intangibles and Other Assets	(10,500,000)	(16,523,163)	(200,000)
Business Acquisition, net of cash acquired	—	(2,300,000)
Investments in Software Development	(125,000)	(125,000)	(250,000)
Investment in Atomistic	(2,500,000)	—	—
Investments in Other Assets	(200,000)	—	—

Net Cash Flows Used in Investing Activities	(19,280,966)	(21,170,816)	(4,852,452)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from Exercise of Warrants	—	—	34,715,728
Proceeds from Exercise of Stock Options	21,196	57,712	782,277
Proceeds from Common Stock Offering, Net	—	—	91,613,587
Purchases of Treasury Stock	(470,757)	(2,005,744)	—
Preferred Dividend Settlement Payment	—	—	(10,000,000)
Employee Tax Withholdings Payment	—	—	(1,144,364)

Net Cash Flows Provided by (Used in) Financing Activities	(449,561)	(1,948,032)	115,967,228

Net Increase (Decrease) in Cash and Cash Equivalents	(46,008,351)	(47,639,930)	84,134,365
Cash and Cash Equivalents - Beginning of Period	72,563,943	120,203,873	36,069,508

Cash and Cash Equivalents - End of Period	$26,555,592	$72,563,943	$120,203,873

Supplemental Disclosures
Non-Cash Investment in Licenses	$1,000,000	$11,500,000	1,294,262
Investment in Atomistic - Equity issued	3,284,126	—	—
Stock-Based Compensation Expense - Expensed less Previously Issued	92,454	61,824	(1,127,091)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in West Henrietta, New York (a suburb of Rochester). We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses and Augmented Reality (AR) glasses. Our AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. The wearable display products we produce can be used for a variety of enterprise, commercial, medical, and defense uses and applications, including AR for on-the-go users and as mobile displays and remote service support devices. Our products are available with varying features and are offered as monocular and binocular display systems.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Vuzix Europe GmbH, Vuzix Japan Corporation, and Moviynt, Inc. All inter-company transactions have been eliminated.

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

We have an investment in a VIE in which we are not the primary beneficiary. This VIE includes a private company investment, described further in Notes 2 and 7. We have determined that the governance and operating structures of this entity do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of this VIE is not included in our consolidated financial statements. We account for this investment as a technology license and an equity investment. The maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investment. We have determined that the single source of our exposure to this VIE is our capital investment in them. The carrying value and maximum exposure of this unconsolidated VIE was $32.6 million as of December 31, 2023.

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

Refer to Note 19 — Geographic and Other Financial Information (Unaudited).

Foreign Currency Transactions

The Company considers the US dollar as the functional currency of the Company’s German and Japanese subsidiaries. The Company’s German subsidiary transacts primarily in Euros and the Company’s Japanese subsidiary transacts primarily in Yen. All transactions in foreign currencies are recorded in U.S. dollars at the then current exchange rate(s). Upon settlement of the underlying transaction, all amounts are re-measured to U.S. dollars at the current exchange rate on the date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are re-measured to U.S. dollars at the period-end exchange rates. All re-measurement gains and losses are recorded in the current period net income.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses of $50,149,077 for the year ended December 31, 2023, $40,763,573 for the year ended December 31, 2022, and $40,377,160 for the year ended December 31, 2021. The Company had net cash outflows from operations of $26,277,824 for the year ended December 31, 2023, $24,521,082 for the year ended December 31, 2022, and $26,980,411 for the year ended December 31, 2021, respectively. As of December 31, 2023, the Company had an accumulated deficit of $293,984,793. The Company’s cash outflows for investing activities was $19,280,966 for the year ended December 31, 2023, $21,170,816 for the year ended December 31, 2022, and $4,852,452 for the year ended December 31, 2021.

These factors initially raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include operational improvements being implemented and the curtailment of certain development programs, both of which the Company expects will preserve cash. Management estimates the Company will have sufficient liquidity to fund operations at least through the second quarter of 2025.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014- 15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. As a result, management is primarily responsible for assessing if there is a going concern issue when issuing an entity’s financial statements. The going concern assumption underlies all GAAP financial reporting and therefore requires and assumes that the financial statements have been prepared on a going concern basis. It presumes that a Company will continue normal business operations into the future.

Additional disclosure is required when there is substantial doubt about business continuity or substantial doubt that has not been alleviated by management’s mitigation plans. As required under applicable accounting standards, management has concluded that substantial doubt may exist surrounding the Company's ability to meet its obligations within one year of the issuance date of the annual report Form 10-K.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital, capital expenditures and license investments. The higher cash outflows for investments in the years ending December 31, 2023 and 2022 were mainly for the Company’s technology license and equity investment in microLED technology via Atomisitc (see Notes 2 and 7). A total of $32,500,000 cash has been paid to Atomistic in the last two fiscal years. The Company is in the process of negotiating its final license fee, under which the Company would invest a further $5,000,000 in 2024, after which it would have a 25-year licenses to the Atomistic technology, which management believes will allow Atomistic to reach commercialization of its technology.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

●	The continued sale of our existing M400, M4000, Blade 2 and Shield smart glasses finished goods and related component inventory, of which we have significant levels over the provisions we have made to date;
●	On January 17, 2024, the Company announced that it was cutting its cash annual operating expenses by approximately $8,000,000 for 2024 across all operating areas by at least 20% as compared to 2023 levels, including Research and Development, Sales and Marketing and in General and Administrative areas;
●	Right-sizing of operations across all areas of the Company, including head-count freezes or reductions;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide plant in 2024, particularly to OEM customers;
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;
●	Implementation of a voluntary Company-wide payroll reduction program for all individuals with optional salary reductions of 10% to 30% depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The expected cash savings will be $1,200,000 and will result in the issuance of stock awards or stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions;
●	Delayed or curtailed discretionary and non-essential capital expenditures not related to near-term new products;
●	Reduced the rate of new product introductions and leveraged existing platforms to reduce new product development and engineering costs;
●	Further reductions of the rate of research and development spending on new technologies, particularly the use of external contractors.

The Company has in the past sold equity securities and in early 2024 entered into a sales agreement with an investment banking firm for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” offering. Nonetheless, management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to do additional equity financings, reduce expenses, or enter into a strategic transaction. However, management can make no assurance that the

Company will be able to raise additional capital, reduce expenses sufficiently, or enter into a strategic transaction on terms acceptable to the Company, or at all.

If the Company is unable to achieve and maintain positive cash flows and profitability in the foreseeable future, its financial condition may ultimately be materially adversely affected such that management may be required to reduce operating expenses further, including investments in research and development, or raise additional capital. While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue in the foreseeable future.

However, as a result of this uncertainty, doubt about the Company continuing as a going concern has not been fully alleviated to the satisfaction of its external auditors.

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

Accounts Receivable

The Company carries its trade accounts receivable at the invoice amount less an allowance for expected credit losses. The Company establishes an allowance for expected credit losses based on the age of outstanding invoices and management’s evaluation of collectability of outstanding balances. These provisions are established when the aging of outstanding amounts exceeds allowable terms and are re-evaluated at each quarter-end for adequacy. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The total allowance for expected credit losses as of December 31, 2023, 2022, and 2021 was $1,574,000, nil and nil, respectively. The accounts receivable balance as of December 31, 2021 was $2,242,429. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year’s presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet for the year ended December 31, 2022 to reclassify prepaid annual equity awards to external members of the Company’s Board of Directors and one member of Senior Management. This change in classification does not affect previously reported Net Loss or reported Cash Flows Used in Operating Activities in the Consolidated Statements of Cash Flows.

The below table is a summary of the impact to this reclassification:

	For the Year Ended December 31, 2022
ASSETS	As Previously
Current Assets	Presented	Re-classification	Revised
Cash and Cash Equivalents	$72,563,943	$—	$72,563,943
Accounts Receivable, Net	3,558,971	—	3,558,971
Accrued Revenues in Excess of Billings	269,129	—	269,129
Utility Improvement Refund/Employee Retention Credit Receivable	466,705	—	466,705
Inventories, Net	11,267,969	—	11,267,969
Licenses, Net	—	—	—
Manufacturing Vendor Prepayments	998,671	—	998,671
Prepaid Expenses and Other Assets	2,115,853	(609,156)	1,506,697

Total Current Assets	91,241,241	(609,156)	90,632,085
Long-Term Assets
Fixed Assets, Net	3,878,505	—	3,878,505
Operating Lease Right-of-Use Asset	956,165	—	956,165
Patents and Trademarks, Net	2,220,094	—	2,220,094
Technology Licenses, Net	30,158,689	—	30,158,689
Intangible Asset, Net	675,313	—	675,313
Goodwill	1,601,400	—	1,601,400
Other Assets, Net	1,581,143	(631,143)	950,000

Total Assets	$132,312,550	$(1,240,299)	$131,072,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Total Liabilities	$15,582,512	$—	$15,582,512

Stockholders' Equity
Common Stock	63,783	—	63,783
Additional Paid-in Capital	362,507,715	(1,240,299)	361,267,416
Accumulated Deficit	(243,835,716)	—	(243,835,716)
Treasury Stock	(2,005,744)	—	(2,005,744)

Total Stockholders' Equity	116,730,038	(1,240,299)	115,489,739

Total Liabilities and Stockholders' Equity	$132,312,550	$(1,240,299)	$131,072,251

Customer and Supplier Concentrations

Two customers represented 29% and 25%, respectively, of total product revenue and four customers represented 44%, 15%, 12% and 11%, respectively, of our engineering services revenue for the year ended December 31, 2023. One customer represented 14% of total product revenue and two customers represented 48% and 39%, respectively, of engineering services revenue for the year ended December 31, 2022. One customer represented 10% of total product revenue and four customers represented 39%, 28%, 16%, and 12%, respectively, of our engineering services revenue for the year ended December 31, 2021.

Two customers represented 47% and 26%, respectively, of gross accounts receivable at December 31, 2023. One customer represented 26% of accounts receivable at December 31, 2022. Three customers represented 27%, 20% and 10%, respectively, of accounts receivable at December 31, 2021.

No third-party vendors represented more than 10% of material purchases for the year ended December 31, 2023. One third-party vendor represented 15% of purchases for the year ended December 31, 2022. As of December 31, 2022, the net amount due to this vendor was $478,382. Two third-party vendors represented 38% and 24%, respectively, of material purchases for the year ended December 31, 2021. The net amount due to these vendors was $504,073.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to-date as a percentage of total expected costs to complete the project less amounts invoiced, if any. As of December 31, 2023 and 2022 there was $165,771 and $269,129, respectively, in accrued project revenue and nil as of December 31, 2021.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average first-in, first-out method. The Company includes labor and overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products. The total provision for inventory as of December 31, 2023 and 2022 was $5,775,551 and $1,417,489, respectively.

Revenue Recognition

The Company recognizes revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is generally recognized as our products ship to customers, as control and ownership are transferred at this time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date, and a portion of revenue is deferred for all estimated returns. As of December 31, 2023 and 2022, unearned revenue consisting of deferred revenue associated with our expected returns were immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

Revenue from any engineering consulting and other services is recognized at the time the services are rendered. The Company accounts for its longer-term development contracts, which to date have all been firm fixed-priced contracts, on the percentage-of-completion method, whereby income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. The percentage-of-completion is determined using the cost-to-cost method. To date, the majority of such contracts have been less than one calendar year in duration.

Unearned Revenue

These amounts represent deferred revenue against our expected product sales returns for all December 2023 and 2022 products sales that are subject to the Company’s 30-day money back guarantee return policy.

Cost of Product Sales

Cost of product sales includes the direct and allocated indirect costs of products sold to customers. Direct costs include labor, materials, reserves for estimated warranty expenses, and other costs incurred directly, or charged to us by our contract manufacturers in the manufacturing of these products. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing facility and capacity. Manufacturing overhead includes the costs of procuring, inspecting and storing material, facility and other costs, and is allocated to cost of product revenue based on the proportion of indirect labor which supported production activities. Depreciation of manufacturing tools and equipment and amortization of software development costs are included in our cost of product sales. The cost of product sales can fluctuate significantly from period to period, depending upon the product mix and volume, the level of manufacturing overhead expense and the volume of direct cost of materials.

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

Repair and maintenance costs are expensed as incurred. Asset betterments are capitalized and depreciated over their expected useful life.

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

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written-off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of product sales over the estimated life of the products, which currently is estimated at three years using a straight-line basis. As of December 31, 2023, 2022 and 2021, we had $361,111, $500,000 and $541,666, respectively, of net software development costs included in Other Assets. For the years ended December 31, 2023, 2022 and 2021, there was nil in impairment of software development costs.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the expected life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets, Goodwill and Other Acquired Intangible Assets

The Company, at least annually, assesses all of its long-lived assets and intangibles, excluding goodwill, for impairment and when events or circumstances indicate their carrying amounts may not be recoverable. For the years ended December 31, 2023, 2022 and 2021, there was an impairment charge of $41,869, $97,675, and $80,163, respectively, to Patents and Trademarks. For the years ended December 31, 2023, 2022, and 2021, we recorded a loss on fixed asset disposal of nil, $35,350 and $183,614, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis over a five-year period.

We test our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

There was goodwill and acquired intangible asset impairment in the amount of $2,136,993 recognized for the year ended December 31, 2023. Theses assets with definite lives were being amortized over their estimated useful lives on a straight-line basis over a five-year period.

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

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2023, 2022 and 2021 was $2,279,797, $1,668,910 and $1,263,897, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are-in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2023, 2022 and 2021, all outstanding instruments would be anti-dilutive. As of December 31, 2023, 2022 and 2021, there were 8,695,308, 8,589,673 and 8,606,062 common stock share equivalents, respectively, that were potentially issuable under stock options that could potentially dilute basic earnings per share in the future.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation to employees and directors in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation,” which requires that compensation expense be recognized in the consolidated financial statements for stock-based awards based on the grant date fair value. For stock option awards, the Black-Scholes-Merton option pricing model was used to estimate the fair value of share-based awards under FASB ASC Topic 718. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and share price volatility. The expected term of options granted was estimated to be the average of the vesting term, historical exercise and forfeiture rates, and the contractual life of the option. The share price volatility at the grant date is estimated using historical stock prices based upon the expected term of the options granted. The risk-free interest rate assumption is determined using the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued.

For common stock awards, the Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares and the expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock awards and stock option grants for the years ended December 31, 2023, 2022 and 2021 was $4,566,253, $4,645,026, and $4,047,444, respectively, excluding awards under the Company’s Long-term Incentive Plan (LTIP). The Company issues new shares upon stock option exercises.

For stock options awarded under the Company's LTIP, options vest only upon the achievement of certain equity market conditions or performance-based milestones. The fair value of options granted under this program were calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method on the performance-based tranches. Stock-based compensation expense associated with the Company's LTIP for the years ended December 31, 2023, 2022 and 2021 was $8,144,734, $11,130,527, and $13,255,388, respectively.

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

As of December 31, 2023, all of our leases are considered operating leases. Operating lease right-of-use assets and liabilities were included on our Consolidated Balance Sheets beginning January 1, 2019. The Company does not have any finance leases as of December 31, 2023.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326). ASU 2016-13 provides for a new impairment model which requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to accounts receivable. ASU 2016-13 became effective for the Company on January 1, 2023. The adoption of this new accounting standard did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Note 2 – Investment in Atomistic

In November 2023, Atomistic successfully reached seven of twelve technological milestones under its technology license agreement (Note 7) with the Company executed on December 16, 2022. As a result of these achievements, the Company issued to the Atomistic Founders 1,397,500 shares of the Company's common stock and paid them $2,500,000 in exchange for 13,682 shares of Series A Preferred stock of Atomistic. The fair market value of the common shares when issued was $2.35 per share or a total of $3,284,126.

The stock of Atomistic does not have a readily determinable fair value, as it’s a private company; therefore, under ASC 321, the investment in Atomistic stock, including the purchase option, is accounted for at cost, unless a transaction occurs, indicating a known fair value or if indications of an impairment of the investment are known. The Company reviewed the investment in Atomistic for impairment and no indicators of impairment have occurred on or before December 31, 2023.

Note 3 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Products Sales (which include Smart Glasses, OEM Product Sales, and Waveguide and Display Engine Sales) and Engineering Services. The following table summarizes the revenue recognized by product line:

	For the Years Ended December 31,
	2023	2022	2021
Revenues
Products Sales	$10,760,352	$10,505,763	$12,784,600
Engineering Services	1,368,787	1,330,119	380,333

Total Revenue	$12,129,139	$11,835,882	$13,164,933

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales. For our Engineering Services, performance obligations are recognized over time using the input method and the estimated costs to complete each project are considered significant judgments.

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

As of December 31, 2023 and 2022, there were no outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	2023	2022	2021
Point-in-Time	89%	89%	97%
Over Time – Input Method	11%	11%	3%

Total	100%	100%	100%

Remaining Performance Obligations

As of December 31, 2023, the Company had $2,929,709 of remaining performance obligations under three current waveguide development projects, which represents the remainder of transaction prices totaling $3,637,240 under these development agreements, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon expected due dates, of 66% in 2024 and 34% in 2025. Revenues earned less amounts invoiced at December 31, 2023, in the amount of $165,771 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

As of December 31, 2022, the Company had approximately $187,000 of remaining performance obligations under a current waveguide development project, which represents the remainder of the total transaction price of approximately $896,000 under this development agreement, less revenue recognized under percentage of completion to date. The Company did recognize the remaining revenue related to this project in the first quarter of 2023. Revenues earned less amounts invoiced at December 31, 2022 in the amount of $269,129 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 4 — Inventories, Net

Inventories consisted of the following:

	December 31,	December 31,
	2023	2022

Purchased Parts and Components	$9,500,415	$10,399,527
Work-in-Process	394,923	344,242
Finished Goods	4,880,643	1,941,689
Less: Reserve for Obsolescence	(5,775,551)	(1,417,489)

Inventories, Net	$9,000,430	$11,267,969

In addition to its normal Reserve for Obsolescence provision, the Company reserved as of December 31, 2023 additional provisions for expected surplus component parts and obsolescence in excess of its currently planned existing product builds in 2024 and into 2025 on most of its existing smart glass product models in anticipation of the planned introduction of newer models, which would logically replace the existing models when introduced. The disposal value of the excess components that could not be used in future models is unknown, so a 100% obsolescence provision has been accrued. The total reserve write-down recorded at December 31, 2023 was $2,700,000 and the Company increased its standard reserve by $1,658,000. The write-down and obsolescence provisions totaled $5,775,551 and $1,417,489 for the years ended December 31, 2023 and 2022, respectively. These provisions were included in Cost of Sales on the Consolidated Statements of Operations.

For the year ended December 31, 2022, the Company increased its standard Reserve for Obsolescence provision by $290,405 related to some of its accessories. The total write-down and obsolescence provision for finished goods and components recorded for the year ended December 31, 2021 was $519,950.

Note 5 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31,	December 31,
	2023	2022
Tooling and Manufacturing Equipment	$7,693,192	$6,065,445
Leaseholds	4,262,695	826,329
Computers and Purchased Software	833,794	760,256
Furniture and Equipment	2,580,904	2,487,650
	15,370,585	10,139,680
Less: Accumulated Depreciation	(7,297,755)	(6,261,175)
Fixed Assets, Net	$8,072,830	$3,878,505

Total depreciation expense for fixed assets for the years ended December 31, 2023, 2022 and 2021 was $1,036,578, $869,502, and $1,306,479, respectively.

During the twelve months ended December 31, 2023, the Company invested $5,323,483 in tooling and manufacturing equipment and leasehold improvements, mostly attributable to the Company’s new waveguide expansion project. Construction on the Company’s new waveguide facility in a leased building began late in December 2022 and was completed and placed into service in November 2023.

Note 6 — Patents and Trademarks, Net

	December 31,	December 31,
	2023	2022
Patents and Trademarks	$3,727,265	$3,153,358
Less: Accumulated Amortization	(1,100,247)	(933,264)
Patents and Trademarks, Net	$2,627,018	$2,220,094

Total amortization expense for patents and trademarks for the years ended December 31, 2023, 2022 and 2021 was $183,690, $149,700 and $145,072, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $248,000. For the years ended December 31, 2023, 2022 and 2021, we recorded $41,869, $97,675 and $80,163, respectively, in patent impairment charges.

Note 7 — Technology Licenses, Net

	December 31,	December 31,
	2023	2022

Licenses	$32,443,356	$2,443,356
Additions	—	30,000,000
Less: Accumulated Amortization	(5,592,355)	(2,284,667)
Licenses, Net	$26,851,001	$30,158,689

Total amortization expense related to these intangible technology licenses in the years ended December 31, 2023, 2022 and 2021 was $3,307,737, $1,231,197, and $480,945, respectively.

These intangible technology license assets are being amortized over a ten-year period, which began on May 12, 2022 and, as modified, on December 16, 2022. During the year ended December 31, 2023, the Company paid $10,500,000 towards its licensing commitment liability with Atomistic. The Atomistic technology license represents $30,000,000 of the total licenses on-hand and the Company recorded a total of $3,307,737 in amortization relating to these intangible assets and other licenses. The remaining funding commitment of $1,000,000 associated with these licenses was paid in January 2024.

Until the Company achieves a near 100% ownership in Atomistic by the issuance of Vuzix shares (see Note 12) for the completion of all development milestones, or is permitted to waive them and accelerate the share issuances for 100% ownership of Atomistic, the Company and the current owners of Atomistic must negotiate every 12 to 24 months new funding contributions for the extension of its exclusive license. If such amounts cannot be reasonably negotiated or would be considered too large by Vuzix in the future, failure to pay the additional license fees would result in the termination of Vuzix existing license to the Atomistic technologies.

Note 8 — Goodwill and Acquired Intangible Assets, Net

On October 20, 2022, the Company acquired Moviynt, a US-based SAP Certified ERP platform software solution provider, that supports handheld mobile phones and scanners used in logistics, warehousing and manufacturing applications. Moviynt, a boutique specialized software firm which was founded in 2018 by three principals, has developed a logistics mobility software platform (Mobilium®) which eliminates traditional middleware, and is device agnostic. With the acquisition, Moviynt became a wholly-owned subsidiary of Vuzix.

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

The Moviynt acquisition was accounted for in accordance with the accounting treatment of a business combination pursuant to FASB ASC Topic 805, Business Combinations (“ASC 805”).  Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and the liabilities assumed based on their estimated fair values on the acquisition date.  The excess of the purchase price over the estimated fair value of the separately identifiable assets acquired and liabilities assumed was allocated to goodwill. Management was responsible for determining the acquisition date fair value of the assets acquired and liabilities assumed, which requires the use of various assumptions and judgments that are inherently subjective.  The purchase price allocation presented below reflects all known information about the fair value of the assets acquired and liabilities assumed as of the acquisition date.

The following table represents the preliminary assets acquired and liabilities assumed on October 20, 2022:

Cash	$132,233
Accounts Receivable	44,820
Goodwill	1,601,400
Other Intangible Assets	698,600
Accrued Expenses	(7,479)
Net Assets Acquired	$2,469,574

The goodwill included in the Company’s purchase price allocation presented above represented the value of Moviynt’s assembled and trained workforce and the incremental value of Moviynt’s technology and deployment efforts that were in place at the date of acquisition. No amount of goodwill is considered deductible for tax purposes.

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

In 2023, Moviynt generated $120,158 of subscription-based revenue and $19,238 of engineering revenue which was applied against $6,347 related to Cost of Sales, generating a gross margin of $133,049. In 2022, Moviynt generated $76,952 of engineering revenue which was applied against $24,819 related to Cost of Sales, generating a gross margin of $52,133.

The following table represents goodwill and acquired intangible assets activity. Due to slower than originally expected revenue growth by Moviynt, the Company took an impairment charge of $2,136,993 for the unamortized intangible assets and goodwill of Moviynt.

December 31, 2021	$-
Goodwill and Intangible Assets Acquired	2,300,000
Amortization Expense	(23,287)
December 31, 2022	2,276,713
Amortization Expense	(139,720)
Impairment Charge	(2,136,993)
December 31, 2023	$-

Note 9 – Other Assets

The Company’s other assets consists of the following:

	December 31,	December 31,
	2023	2022
Private Corporation Investments	$450,000	$450,000
Additions	200,000	—
Total Private Corporation Investments (at cost)	650,000	450,000

Software Development Costs	875,000	750,000
Additions	125,000	125,000
Less: Accumulated Amortization	(638,889)	(375,000)
Software Development Costs, Net	361,111	500,000

Total Other Assets	$1,011,111	$950,000

During the year ended December 31, 2021, the Company acquired, for a purchase price of $200,000, an ownership interest of 3%, in the form of preferred stock, in a private corporation developing smart glasses software for use by retailers in the stockkeeping of inventory, amongst other uses. In the year ended December 31, 2023, the Company purchased an additional $100,000 of preferred stock in this corporation through a subsequent round of funding in order to retain a 2% ownership interest.

In June 2023, the Company purchased $100,000 of preferred stock, along with warrants, in a UK-based public company developing new semiconductor materials for displays. The investment represents less than a 1% ownership interest.

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used in its M400 and M4000 products, which was recorded as Software Development Costs. This upgrade was completed and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line basis over its expected product life span of thirty-six (36) months, which began on October 1, 2020 and became fully amortized in 2023. In October 2021, the Company invested $250,000 and in the first quarter of 2022 the Company invested an additional $125,000 for further Android operating systems version upgrades to the CPU platform it uses in its M400 and M4000 products. During the year ended December 31, 2023, the Company made a final investment of $125,000 to these software system upgrades, which were placed into service during the second quarter of 2023. These additional upgrades of $500,000 are being amortized on a straight-line basis over thirty-six (36) months.

Total amortization expense for capitalized software development costs for the years ended December 31, 2023, 2022 and 2021 was $263,549, $166,667 and $240,395, respectively, and are included in Cost of Sales – Products in the Consolidated Statements of Operations.

Note 10 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022

Accrued Wages and Related Costs	$1,711,707	$843,537
Accrued Professional Services	362,100	263,800
Accrued Warranty Obligations	188,249	159,927
Other Accrued Expenses	154,387	403,275

Total	$2,416,443	$1,670,539

Included in Accrued Wages and Related Costs was $1,033,859 in severance costs for staff reductions that took place in January as part of the Company’s cost reduction initiative, which was approved on December 18, 2023 and announced on January 17, 2024.

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2023, 2022 and 2021 were as follows:

Accrued Warranty Obligations at December 31, 2020	$143,898
Reductions for Settling Warranties	(342,392)
Warranty Issued During Year	383,538
Accrued Warranty Obligations at December 31, 2021	185,044
Reductions for Settling Warranties	(408,655)
Warranty Issued During Year	383,538
Accrued Warranty Obligations at December 31, 2022	$159,927
Reductions for Settling Warranties	(286,851)
Warranties Issued During Year	315,173

Accrued Warranty Obligations at December 31, 2023	$188,249

Note 11 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2023	2022	2021
Pre-Tax Income (Loss)
U.S.	$(49,035,562)	$(41,356,619)	$(39,906,101)
Outside the U.S.	(1,113,515)	593,046	(471,059)
Total Pre-Tax Income (Loss)	$(50,149,077)	$(40,763,573)	$(40,377,160)

The provision expense/(benefit) for income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows:

	2023	2022	2021
U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(7,207,958)	(2,957,991)	(8,924,947)
Valuation Allowance	7,207,958	2,957,991	8,924,947
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	297,343	109,107	(341,181)
Valuation Allowance	(297,343)	(109,107)	341,181
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	(634,503)	271,248	(636,401)
Valuation Allowance	634,503	(271,248)	636,401
Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
	%	%	%
Federal Income Tax at Statutory Rate	21.0	21.0	21.0
State Tax Provision, Net of Federal Benefit	1.1	(0.5)	1.6
Permanent Differences	(0.7)	(0.4)	—
Federal Tax Credits	0.0	(0.1)	0.2
Stock Compensation	(5.0)	(13.2)	1.5
Foreign Tax Provision	(1.4)	0.1	0.6
Expiration of NOL, Credits, Charitable Contribution	0.0	(0.8)	(0.7)
Other	0.0	0.2	0.3
Effective Tax Rate	15.0	6.3	24.5
Change in Valuation Allowance	(15.0)	(6.3)	(24.5)
Net Effective Tax Rate	—	—	—

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
Deferred Tax Assets:
Net Operating Loss Carry-forwards	$42,538,219	$38,655,757	$36,705,377
Tax Credit Carry-forwards	4,191,198	4,048,872	3,924,660
Inventory Valuation Adjustment	1,316,114	350,165	290,713
Stock-Based Compensation	1,098,240	890,169	2,989,427
Lease Obligation Liability	65,628	204,141	240,741
Capitalized R&D	4,172,773	2,265,857	—
Intangible Assets	510,539	—	—
Other	627,529	702,540	425,737
Total Deferred Tax Assets	54,520,240	47,117,501	44,576,655

Deferred Tax Liabilities:

Lease Right of Use Asset	65,628	204,141	240,741
Moviynt Intangibles	—	3,867	—
Other	—	—	4,057
Total Deferred Tax Liabilities	65,628	208,008	244,798

Net Deferred Tax Assets Before Valuation Allowance	$54,454,612	$46,909,493	$44,331,857
Valuation Allowance	(54,454,612)	(46,909,493)	(44,331,857)

Net Deferred Tax Assets	$—	$—	$—

As December 31, 2023, the Company has approximately $196 million in US federal net operating loss (NOL) carryforwards. Some of these NOL carryforwards will expire beginning in 2025 and others are not subject to expiration. Specifically, $75.2 million of the NOL carryforward will begin to expire in 2025 and as a result of the Tax Cuts and Jobs Act, the remaining NOL carryforwards have no expiration. In addition to the US Federal NOL carryforwards, the Company has state NOL carryforwards of approximately $11.1 million in various jurisdictions in which it files that will begin to expire in 2034. The Company also has approximately $4.2 million of federal and state credit carryforwards. The credit carryforwards will begin to expire in 2024 and will be fully expired by 2042 if not utilized. Utilization of the NOL carryforwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the NOL's may expire unutilized.

In addition to the US Federal and state attributes noted above, for tax years ending prior to December 31, 2023, Vuzix owned a Japanese branch that had NOL carryforwards of $3.4 million. In 2023, the Company converted its legal designation from a branch to a Japanese corporation, wholly-owned by the Company. With the legal conversion to an incorporation, the Japan branch NOLs will no longer be accessible for utilization. Further, Vuzix Europe GmbH, a wholly-owned subsidiary incorporated in Germany, has NOLs as of December 31, 2023 of $0.4 million that have no expiration.

As the result of the assessment of the FASB ASC 740-10 (Prior Authoritative Literature: FASB Interpretation

No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, the Company has no unrecognized tax benefits.

The Company’s U.S. Federal and state tax matters for the years 2019 through 2022 remain subject to examination by the respective tax authorities.

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

Note 12 — Capital Stock

Preferred stock

The Board of Directors are authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of December 31, 2023 and December 31, 2022. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were no shares of Series A Preferred Stock issued and outstanding on December 31, 2023 and 2022.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001 as of December 31, 2023, and December 31, 2022. There were 65,304,780 shares of common stock issued and 64,725,108 shares of common stock outstanding as of December 31, 2023 and there were 63,783,779 shares of common stock issued and 63,319,107 shares of common stock outstanding as of December 31, 2022

In connection with the Atomistic Technology Licenses discussed in Note 7, on November 20, 2023, the Company issued a total of 1,397,500 shares of common stock to the Founders of Atomistic SAS (“Atomistic”) for the achievement of certain technological milestones under a license agreement entered into between the Company, Atomistic and such founders, along with cash consideration in exchange for equity in Atomistic (see Note 2). Pursuant to the Stock Purchase Agreement with Atomistic and its Founders, the Company will, upon completion of certain deliverables and the achievement of further milestones contained in the Atomistic Agreements, be committed to issue, depending on the Company’s share price within a $13.00 to $8.00 range at the time of their issuance, a further minimum of approximately 900,000 up to a maximum of 1,446,254 common shares to the stockholders of Atomistic (as a portion of the consideration for certain shares of Atomistic) which would result in Vuzix owning Series A Preferred shares in Atomistic that could ultimately be converted into ordinary shares of Atomistic and Vuzix ultimately owning 100% of Atomistic, with Atomistic becoming a subsidiary of the Company. The remaining Milestones and the Company’s related further issuances of common stock are expected to be completed over the next 6 to 21 months.

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

Treasury Stock

On March 2, 2022, our Board of Directors approved the Company to repurchase up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program was in effect for one year and expired on March 2, 2023. During the year ended December 31, 2023, the Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of December 31, 2023, 579,672 shares of our common stock were held in treasury.

During the year ended December 31, 2022, the Company repurchased 464,672 shares of our common stock at an average cost of $4.32 per share. As of December 31, 2022, 464,672 shares of our common stock were held in treasury.

Note 13 — Stock Warrants

The following table shows the various changes in warrants for the years ended:

	December 31,	December 31,	December 31,
	2023	2022	2021
Warrants Outstanding at:	—		7,276,928
Exercised During the Period	—		(7,276,928)
Issued During the Period	—	—	—

Warrants Outstanding at:	—	—	—

As of December 31, 2023, there were no outstanding warrants remaining.

During the year ended December 31, 2021, a total of 7,276,928 warrants were exercised on a cash basis resulting in the issuance of 7,276,928 shares of common stock and proceeds to the Company of $34,715,728.

Note 14 — Stock-Based Compensation

The Company has the following Stock Option Plans (“Plans”) that allow for the grants of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options. The Company’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the stockholders of the Company on June 15, 2023. The Company no longer issues any options under its prior 2014 Plan. The 2023 Plan no longer contains an “evergreen provision”. As of December 31, 2023, the authorized shares of common stock under the 2023 Plan, as amended, were 12,641,637.

The exercise price per share subject to an option is determined by the administrator, but in the case of an ISO must not be less than the fair market value of a share of our common stock on the date of grant and in the case of a non-statutory stock option must not be less than 100% of the fair market value of a share of our common stock on the date of grant.

Under the 2023 Plan, the Company may grant stock options, stock appreciation rights, performance awards of stock and/or cash, and stock awards of restricted stock.

Options issued or outstanding under the Stock Options Plans are as follows:

	2014	2023
	Plan	Plan	Total
Outstanding or Exercised as of December 31, 2021	11,184,450	—	11,184,450
Available for future issuance under plan	1,550,004	—	1,550,004
Total authorized by plan	12,734,454	—	12,734,454

Outstanding or Exercised as of December 31, 2022	11,168,061	—	11,168,061
Available for future issuance under plan	1,495,760	—	1,495,760
Totals authorized by plan	12,663,821	—	12,663,821

Outstanding or Exercised as of December 31, 2023	—	8,791,833	8,791,833
Available for future issuance under plan	—	3,849,804	3,849,804
Totals authorized by plan	—	12,641,637	12,641,637

The 2023 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2023 Plan and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options typically vest at a minimum rate of 25% per year over a four-year period, commencing on the date of grant.

The following table summarizes stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-term Incentive Plan (LTIP), for the years ended December 31, 2023, 2022 and 2021:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2020	2,633,175	$3.09	6.53
Granted	1,100,500	17.23
Exercised	(739,956)	3.36
Expired or Forfeited	(170,085)	8.58
Outstanding at December 31, 2021	2,823,634	$7.67	7.95
Granted	442,000	5.45
Exercised	(145,185)	2.56
Expired or Forfeited	(314,776)	9.27
Outstanding at December 31, 2022	2,805,673	$7.80	7.28
Granted	180,000	4.43
Exercised	(28,240)	1.33
Expired or Forfeited	(46,125)	11.33

Outstanding at December 31, 2023	2,911,308	$7.60	6.30

As of December 31, 2023, there were 2,093,850 options that were fully-vested and exercisable at a weighted average exercise price of $7.18 per share. The weighted average remaining contractual term on the vested options is 5.6 years. The unvested balance of 817,458 options as of December 31, 2023 were exercisable at a weighted average exercise price of $8.65 per share. The weighted average remaining contractual term on the vested options was 8.11 years.

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

The aggregate intrinsic value of the options exercised during the year ended December 31, 2023, 2022 and 2021 was approximately $85,263, $627,876 and $13,325,035, respectively.

The aggregate intrinsic value of the options outstanding as of December 31, 2023, 2022 and 2021 was approximately $563,874, $2,093,164 and $9,314,887, respectively.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted, excluding LTIP, during 2023, 2022 and 2021 and their estimated value:

December 31,	2023	2022	2021
Assumptions for Black-Scholes:
Expected term in years	6.0 to 6.1	6.1	6.1 to 6.5
Volatility	86.97% to 88.42%	85.44% to 87.09%	82.8% to 86.0%
Risk-free interest rate	3.58% to 4.43%	2.18% to 3.95%	0.96% to 1.25%
Expected annual dividends	None	None	None
Value of options granted:
Number of options granted	180,000	442,000	1,100,500
Weighted average fair value per share	$3.34	$4.04	$12.40
Fair value of options granted	$600,345	$1,783,710	$13,642,976

Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur.

Unrecognized stock-based compensation expense was $5,036,891 as of December 31, 2023, relating to a total of 817,458 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1.8 years.

During the year ended December 31, 2023, the Company issued 96,525 shares of common stock to the independent members of its Board of Directors as part of their annual retainer for services covering the period of July 2023 to June 2024. The fair market value on the date of award of the stock issued was $5.18, resulting in an aggregate fair value of approximately $500,000. The fair market value of these awards is expensed over twelve (12) months, beginning on July 1, 2023.

During the year ended December 31, 2022, the Company issued 200,000 shares of common stock to its Chief Operating Officer. The fair market value on the date of award of the stock issued was $5.64, resulting in an aggregate fair value of approximately $1,128,000. The fair market value of this award is expensed over a forty-two (42) month vesting period, which began June 15, 2022.

For the years ended December 31, 2023, 2022 and 2021, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP of $4,566,253, $4,645,026, and $4,047,444, respectively.

Note 15 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the years ended December 31, 2023, 2022 and 2021, the Company recorded non-cash stock-based compensation expense of $8,352,700, $11,130,527 and $13,255,388, respectively, for options that vested or are probable to vest.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of December 31, 2023, we had $8,857,231 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which will be recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the expiration of the option life for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of December 31, 2023, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,409,000 unvested options outstanding as of December 31, 2023, there are 2,679,750 options unvested for the achievement of Equity Market Capitalization targets, 1,875,825 unvested options for the achievement of annual Revenue targets, and 803,925 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

Award Potential	Criteria Achievement Weighting
	50% of Options Available	35% of Options Available	15% of Options Available
Options Available (Subject to Vesting)	Equity Market Capitalization Target	Last Twelve Months Revenue Target	Last Twelve Months EBITDA Target

680,500	$ 2,000,000,000	$ 25,000,000	0.0%
680,500	3,000,000,000	50,000,000	2.0%
680,500	4,000,000,000	100,000,000	4.0%
680,500	5,000,000,000	200,000,000	6.0%
580,500	6,000,000,000	300,000,000	8.0%
580,500	7,000,000,000	450,000,000	10.0%
555,500	8,000,000,000	675,000,000	12.0%
485,500	9,000,000,000	1,000,000,000	14.0%
435,500	10,000,000,000	1,500,000,000	16.0%
5,359,500

Note 16 — Right-of-Use Assets and Liabilities

The Company has signed lease agreements, with the largest being for its office and manufacturing facility in the West Henrietta, New York area under an operating lease that commenced October 3, 2015, and was set to expire on October 3, 2020. This lease has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. On June 25, 2020, the Company exercised the first of two renewal terms, extending our current lease term to January 31, 2024. On January 16, 2024, the Company exercised the second renewal extending our current lease term to November 30, 2025. This lease renewal was not recorded in our Consolidated Balance Sheets as its renewal was not reasonably certain as of December 31, 2023.

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

Operating lease costs under our operating leases totaled $828,007, $659,045 and $630,085 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of December 31, 2023, the weighted average discount rate was 8.3% and the weighted average remaining lease term was 1.9 years. As of December 31, 2022, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.8 years.

Future lease payments under operating leases as of December 31, 2023 were as follows:

2024	$191,120
2025	132,982
Total Future Lease Payments	324,102
Less: Imputed Interest	(22,917)
Total Lease Liability Balance	$301,185

Note 17 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2023, 2022 and 2021 totaled $332,717, $262,726 and $280,660, respectively.

Note 18 — Litigation

We are not currently involved in any actual or pending legal proceedings or litigation that we consider to be material, and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 19 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2023		2022		2021
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$6,335	52%	$4,738	40%	$5,003	38%
Asia-Pacific	4,656	38%	3,411	29%	2,960	22%
Europe	727	6%	3,532	30%	4,683	36%
Others	411	3%	155	1%	519	4%
Total Revenues	$12,129	100%	$11,836	100%	$13,165	100%

By Country:

	Fiscal Year
	2023		2022		2021
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
US	$6,213	51%	$4,592	39%	$4,767	36%
Japan	4,449	37%	1,735	15%	2,078	16%
Netherlands	—	—%	1,508	13%	1,052	8%
Others	1,467	12%	4,001	33%	5,268	40%
Total Revenues	$12,129	100%	$11,836	100%	$13,165	100%

Countries listed in the above table were those with revenues greater than 10% for the year ended December 31, 2023. The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 20 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2023
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,067	$2,180	$4,691	$4,191
Gross profit (loss)	(4,245)	(238)	972	876
Net loss	(19,880)	(10,983)	(9,045)	(10,241)
Net loss per share, basic and diluted	(0.32)	(0.17)	(0.14)	(0.16)

	Fiscal Year 2022
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,898	$3,427	$3,008	$2,503
Gross profit (loss)	(126)	868	262	479
Net loss	(10,759)	(9,477)	(10,022)	(10,506)
Net loss per share, basic and diluted	(0.17)	(0.15)	(0.16)	(0.16)

	Fiscal Year 2021
	December 31,	September 30,	June 30,	March 31,
Revenue	$3,314	$3,019	$2,917	$3,915
Gross profit (loss)	(12)	363	359	860
Net loss	(11,493)	(10,488)	(9,245)	(9,151)
Net loss per share, basic and diluted	(0.17)	(0.17)	(0.15)	(0.17)

VUZIX CORPORATION

Schedule II — Valuation and Qualifying Accounts (in thousands)

	Balance at
	Beginning of	Charged to			Balance at End
Description	Period	Expenses	Deductions		of Period
For the Year Ended December 31, 2021
Allowances deducted from assets
Doubtful Accounts	$—	$—	$—		$—
Inventory	3,886	520	(3,279)	(a)	1,127
Total allowances deducted from assets	$3,886	$520	$(3,279)		$1,127
For the Year Ended December 31, 2022
Allowances deducted from assets
Doubtful Accounts	$—	$—	$—		$—
Inventory	1,127	290	—		1,417
Total allowances deducted from assets	$1,127	$290	$—		$1,417
For the Year Ended December 31, 2023
Allowances deducted from assets
Doubtful Accounts	$—	$1,574	$—		$1,574
Inventory	1,417	4,359	—		5,776
Total allowances deducted from assets	$1,417	$5,933	$—		$7,350

(a)	Deductions in 2021 primarily related to the disposal of finished goods related to the discontinuance of sales and marketing activities related to our M300 series products, which had been previously provisioned for.

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(11)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
4.1 (9)	Description of the Registrant’s Securities
10.1(5)**	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul Travers
10.3(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.9 (10) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
10.10 (12)* #	License Agreement, dated December 16, 2022
10.11 (12)* #	Stock Purchase Agreement, dated December 16 2022
10.12 (12)* #	Shareholders Agreement, dated December 16, 2022
14.1(8)	Code of Ethics
21.1*	Subsidiaries
23.1*	Consent of Freed Maxick, CPAs, P.C.
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Section 1350 CEO Certification
32.2***	Section 1350 CFO Certification
97*	Clawback policy
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

†       Confidential treatment granted as to certain portion

*       Filed herewith.

**     Indicates management contract or compensatory arrangement.

***   Furnished herewith.

# Portions of this agreement have been omitted.

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.

(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.
(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.
(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.
(9)	Filed as exhibit to Form 10-K filed March 16, 2020 and incorporated herein by reference.
(10)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.
(11)	Filed as exhibit to Form 8-K filed April 30, 2021 and incorporated herein by reference.
(12)	Filed as exhibit to Form 10-K filed March 1, 2023 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of April, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	April 15, 2024
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	April 15, 2024
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Edward Kay	Director	April 15, 2024
Edward Kay
/s/ Timothy Harned	Director	April 15, 2024
Timothy Harned
/s/ Azita Arvani	Director	April 15, 2024
Azita Arvani

/s/ Emily Nagle Green	Director	April 15, 2024
Emily Nagle Green

/s/ Raj Rajgopal	Director	April 15, 2024
Raj Rajgopal