Form 10-Q
period 2024-03-31
Vuzix Corp
filed 2024-05-09
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 9, 2024, there were 64,726,092 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$16,501,401	$26,555,592
Accounts Receivable, net of allowance for credit losses of $1,574,000 at March 31, 2024 and December 31, 2023.	4,633,400	3,827,686
Accrued Revenues in Excess of Billings	—	165,771
Utility Improvement Refund/Employee Retention Credit Receivable	208,271	208,271
Inventories, Net	9,868,255	9,000,430
Manufacturing Vendor Prepayments	279,086	403,801
Prepaid Expenses and Other Assets	1,184,362	1,338,860

Total Current Assets	32,674,775	41,500,411

Long-Term Assets
Fixed Assets, Net	7,922,239	8,072,830
Operating Lease Right-of-Use Asset	874,851	301,185
Patents and Trademarks, Net	2,732,043	2,627,018
Technology Licenses, Net	26,024,067	26,851,001
Cost Method Investment in Atomistic	5,784,126	5,784,126
Other Assets, Net	969,443	1,011,111

Total Assets	$76,981,544	$86,147,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,901,792	$1,570,630
Unearned Revenue	157,771	18,839
Accrued Expenses	851,984	2,416,443
Licensing Fees Commitment	—	1,000,000
Income and Other Taxes Payable	55,926	46,727
Operating Lease Right-of-Use Liability	506,372	163,513

Total Current Liabilities	3,473,845	5,216,152

Long-Term Liabilities
Operating Lease Right-of-Use Liability	368,479	137,672

Total Liabilities	3,842,324	5,353,824

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 65,304,780 shares issued and 64,725,108 shares outstanding as of March 31, 2024 and 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023.	65,304	65,304
Additional Paid-in Capital	379,582,792	377,189,847
Accumulated Deficit	(304,032,375)	(293,984,793)
Treasury Stock, at cost, 579,672 shares as of March 31, 2024 and December 31, 2023.	(2,476,501)	(2,476,501)

Total Stockholders' Equity	73,139,220	80,793,857

Total Liabilities and Stockholders' Equity	$76,981,544	$86,147,681

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2024	65,304,780	$65,304	$377,189,847	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense	—	—	2,392,945	—	—	—	2,392,945
Net Loss	—	—	—	(10,047,582)	—	—	(10,047,582)
Balance - March 31, 2024	65,304,780	$65,304	$379,582,792	$(304,032,375)	(579,672)	$(2,476,501)	$73,139,220

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2023	63,783,779	$63,783	$362,507,715	$(243,835,716)	(464,672)	$(2,005,744)	$116,730,038
Stock-Based Compensation Expense	—	—	3,360,772	—	—	—	3,360,772
Stock Option Exercises	4,079	4	—	—	—	—	4
Purchases of Treasury Stock	—	—	—	—	(115,000)	(470,757)	(470,757)
Net Loss	—	—	—	(10,240,583)	—	—	(10,240,583)
Balance - March 31, 2023	63,787,858	$63,787	$365,868,487	$(254,076,299)	(579,672)	$(2,476,501)	$109,379,474

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2024	2023
Sales:
Sales of Products	$1,829,073	$4,191,361
Sales of Engineering Services	174,794	—

Total Sales	2,003,867	4,191,361

Cost of Sales:
Cost of Sales - Products Sold	1,807,593	3,082,439
Cost of Sales - Depreciation and Amortization	181,566	232,916
Cost of Sales - Engineering Services	67,961	—

Total Cost of Sales	2,057,120	3,315,355

Gross Profit (Loss)	(53,253)	876,006

Operating Expenses:
Research and Development	2,738,449	3,069,797
Selling and Marketing	2,220,782	2,539,659
General and Administrative	4,098,257	5,131,824
Depreciation and Amortization	970,377	964,265
Loss on Fixed Asset Disposal	11,277	—
Impairment of Patents and Trademarks	—	17,666

Total Operating Expenses	10,039,142	11,723,211

Loss From Operations	(10,092,395)	(10,847,205)

Other Income (Expense):
Investment Income	152,599	695,783
Income and Other Taxes	(282)	(87,795)
Foreign Exchange Loss	(107,504)	(1,366)

Total Other Income, Net	44,813	606,622

Loss Before Provision for Income Taxes	(10,047,582)	(10,240,583)
Provision for Income Taxes	—	—

Net Loss	(10,047,582)	(10,240,583)

Basic and Diluted Loss per Common Share	$(0.16)	$(0.16)
Weighted-average Shares Outstanding - Basic and Diluted	64,725,108	63,216,598

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2024	2023

Cash Flows From (Used In) Operating Activities
Net Loss	$(10,047,582)	$(10,240,583)
Non-Cash Adjustments
Depreciation and Amortization	1,151,943	1,197,181
Stock-Based Compensation	2,392,945	3,667,509
Impairment of Patents and Trademarks	—	17,666
Loss on Fixed Asset Disposal	11,277	—
(Increase) Decrease in Operating Assets
Accounts Receivable	(805,714)	499,815
Accrued Revenues in Excess of Billings	165,771	76,952
Inventories	(867,825)	406,290
Manufacturing Vendor Prepayments	124,715	524,636
Prepaid Expenses and Other Assets	154,498	218,520
Increase (Decrease) in Operating Liabilities
Accounts Payable	331,162	59,618
Accrued Expenses	(1,564,459)	(412,566)
Unearned Revenue	138,932	12,391
Income and Other Taxes Payable	9,199	(192,156)

Net Cash Flows Used in Operating Activities	(8,805,138)	(4,164,727)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(101,239)	(2,284,968)
Investments in Patents and Trademarks	(147,814)	(182,628)
Investments in Licenses	(1,000,000)	(2,000,000)
Investments in Software Development	—	(125,000)
Investments in Other Assets	—	(100,000)

Net Cash Flows Used in Investing Activities	(1,249,053)	(4,692,596)

Cash Flows Provided by (Used in) Financing Activities
Purchases of Treasury Stock	—	(470,757)

Net Cash Flows Provided by (Used in) Financing Activities	—	(470,757)

Net Increase (Decrease) in Cash and Cash Equivalents	(10,054,191)	(9,328,080)
Cash and Cash Equivalents - Beginning of Period	26,555,592	72,563,943

Cash and Cash Equivalents - End of Period	$16,501,401	$63,235,863

Supplemental Disclosures
Stock-Based Compensation Expense - Expensed less Previously Issued	$—	$306,737

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the Three Months ended March 31, 2024, are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2023, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024.

Customer Concentrations

For the three months ended March 31, 2024, one customer represented 60% of total product revenue and two customers represented 68% and 31% of engineering services revenue. For the three months ended March 31, 2023, one customer represented 74% of total product revenue.

As of March 31, 2024, three customers represented 37%, 23%, and 18% of accounts receivable. As of December 31, 2023, two customers represented 47% and 26% of accounts receivable.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the three months ended March 31, 2024 of $10,047,582;  $50,149,077 for the year ended December 31, 2023;  and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $8,805,138 for the three months ended March 31, 2024; $26,277,824 for the year ended December 31, 2023;  and $24,521,082 for the year ended December 31, 2022. As of March 31, 2024, the Company had an accumulated deficit of $304,032,375. The Company’s cash outflows for investing activities were $1,249,053 for the three months ended March 31, 2024;  $19,280,966 for the year ended December 31, 2023; and $21,170,816 for the year ended December 31, 2022.

These factors initially raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash. Management estimates the Company will have sufficient liquidity to fund operations at least through the second quarter of 2025.

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

Additional disclosure is required when there is substantial doubt about business continuity or substantial doubt that has not been alleviated by management’s mitigation plans. As required under applicable accounting standards, management has concluded that substantial doubt may exist surrounding the Company's ability to meet its obligations within one year of the release of the financial statements.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital, license investments, and capital expenditures. The higher cash outflows for investments in the years ending December 31, 2023 and 2022 were mainly for the Company’s exclusive technology license and equity investment in microLED technology via Atomistic (see Notes 6 and 7). The Company paid $30,000,000 to Atomistic in the last two fiscal years. The Company currently is negotiating an extension to its existing license with Atomistic, however, there can be no assurance a definitive agreement will be reached or the dollar amount of any such renewal.

Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily through the sale of equity securities.

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to cut its operating costs significantly or raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses by approximately $8,000,000 for 2024 across all operating areas, representing a reduction of at least 20% as compared to 2023 levels, including the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Implementation of a voluntary Company-wide payroll reduction program for all individuals with optional salary reductions of 10% to 50% depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The expected cash savings will be approximately $1,600,000 and will result in the issuance of stock awards or stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions;
●	Further reductions of the rate of research and development spending on new technologies, particularly the use of external contractors.
●	We do not intend to increase our levels of investing activities for our 2024 fiscal year as compared to 2023, now that our waveguide plant expansion has been completed and the license fees payments under the Atomistic License have been substantially made;
●	Right-sizing of operations across all areas of the Company, including head-count hiring freezes or head-count reductions;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide plant in 2024, particularly to OEM customers;
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;
●	Delayed or curtailed discretionary and non-essential capital expenditures not related to near-term new products;
●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;

The Company has in the past sold equity securities and in early 2024 entered into a sales agreement with an investment banking firm for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” offering. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one of more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical success in managing cash flows and obtaining capital will continue into the foreseeable future. However, as a result of this uncertainty, doubt about the Company continuing as a going concern has not been fully alleviated to the satisfaction of its external auditors as noted in their audit report included with to the Company’s 10-K filed with the SEC on April 15, 2024.

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

Variable Interest Entities

The Company determines at the inception of each arrangement whether an entity in which it has made an investment or in which the Company has other variable interests is considered a variable interest entity (VIE). The Company consolidates VIEs when it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits. If the Company is not the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. At each reporting period, the Company assesses whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether the Company is the primary beneficiary.

We have an investment in a VIE, Atomistic, in which we are not the primary beneficiary. This VIE includes a private company investment, described further in Notes 6 and 7. We have determined that the governance and operating structures of this entity do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of this VIE are not included in our consolidated financial statements. We account for this investment as a technology license and an equity investment. The maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investment. We have determined that the single source of our exposure to this VIE is our capital investment in them. The carrying value and maximum exposure of this unconsolidated VIE was $31.8 million as of March 31, 2024.

Recent Accounting Pronouncements Not Yet Adopted

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended
	March 31,
	2024	2023
Revenues
Products Sales	$1,829,073	$4,191,361
Engineering Services	174,794	—

Total Revenue	$2,003,867	$4,191,361

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

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain of our OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer extended warranties to customers which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our Engineering Services contracts vary from contract to contract but typically include payment terms of Net 30 days from the date of billing, subject to an agreed upon customer acceptance period.

As of March 31, 2024 and 2023, there were no outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three months ended March 31:

	% of Total Net Sales
	2024	2023
Point-in-Time	91%	100%
Over Time – Input Method	9%	0%

Total	100%	100%

Remaining Performance Obligations

As March 31, 2024, the Company had $2,825,915 of remaining performance obligations under two current waveguide development projects, which represents the remainder of transaction prices totaling $3,565,000 under these development agreements, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon expected due dates, of 58% in 2024 and 42% in 2025. Revenues earned less amounts invoiced at March 31, 2024 was nil and $165,771 at December 31, 2023.

As of March 31, 2023, the Company had approximately $165,000 of remaining performance obligations under a current waveguide development project, which represents the remainder of the total transaction price of approximately $800,000 under this development agreement, less revenue recognized under percentage of completion to date. The Company did recognize the remaining revenue related to this project in the second quarter of 2023.

As of March 31, 2024, the Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three months ended March 31, 2024 and 2023, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of March 31, 2024 and 2023, there were 8,369,154 and 8,603,308 common stock share equivalents, for the three months then ended, respectively, potentially issuable from the exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	March 31,	December 31,
	2024	2023

Purchased Parts and Components	$10,358,291	$9,500,415
Work-in-Process	346,759	394,923
Finished Goods	4,921,804	4,880,643
Less: Reserve for Obsolescence	(5,758,599)	(5,775,551)

Inventories, Net	$9,868,255	$9,000,430

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	March 31,	December 31,
	2024	2023
Tooling and Manufacturing Equipment	$8,783,670	$8,793,192
Leaseholds	2,863,207	3,162,695
Computers and Purchased Software	679,138	833,794
Furniture and Equipment	2,431,846	2,580,904
	14,757,861	15,370,585
Less: Accumulated Depreciation	(6,835,622)	(7,297,755)
Fixed Assets, Net	$7,922,239	$8,072,830

December 31, 2023 asset groupings have been reclassified to conform with March 31, 2024 presentation.

Total depreciation expense for fixed assets for the three months ended March 31, 2024 and 2023 was $290,820 and $285,997, respectively.

Note 6 – Technology Licenses, Net

The changes in the Company’s Technology Licenses for the three months ended March 31, 2024, were as follows:

	March 31,	December 31,
	2024	2023

Licenses	$32,443,356	$32,443,356
Additions	—	—
Less: Accumulated Amortization	(6,419,289)	(5,592,355)
Licenses, Net	$26,024,067	$26,851,001

Total amortization expense related to technology licenses for the three months ended March 31, 2024, and 2023 was $818,334 and $867,153, respectively.

These intangible technology license assets are being amortized over a ten-year period, which began on May 12, 2022 and, as modified, on December 16, 2022. The Atomistic technology license represents $30,000,000 of the total licenses on-hand. The remaining funding commitment of $1,000,000 associated with this license was paid in January 2024.

Until such time as the Company owns a controlling interest in Atomistic following by the issuance of Vuzix shares (see Note 12) for the completion of all development milestones, or is permitted to waive them and accelerate the share issuances for 100% ownership of Atomistic, the Company and Atomistic must negotiate every 12 to 24 months new license fee commitments for the extension of the Company’s exclusive license. If such amounts cannot be agreed this would result in the termination of Vuzix’s existing license to the Atomistic technologies.

Note 7 – Investment in Atomistic

In November 2023, Atomistic successfully reached six of ten technological milestones under its technology license agreement (Note 6) with the Company executed on December 16, 2022. As a result of these achievements, the Company issued to the Atomistic Founders 1,397,500 shares of the Company's common stock and paid them $2,500,000 in exchange for 13,682 shares of Series A Preferred stock of Atomistic. The fair market value of the common shares when issued was $2.35 per share or a total of $3,284,126.

The stock of Atomistic does not have a readily determinable fair value, as it’s a private company; therefore, under ASC 321, the investment in Atomistic stock is accounted for at cost, unless a transaction occurs, indicating a known fair value or if indications of an impairment of the investment are known. The Company reviewed its investment in Atomistic for impairment and no indicators of impairment have occurred on or before March 31, 2024.

Note 8 - Other Assets

The Company’s Other Assets, were as follows:

	March 31,	December 31,
	2024	2023
Private Corporation Investments	$650,000	$450,000
Additions	—	200,000
Total Private Corporation Investments (at cost)	650,000	650,000

Software Development Costs	1,000,000	875,000
Additions	—	125,000
Less: Accumulated Amortization	(680,557)	(638,889)
Software Development Costs, Net	319,443	361,111

Total Other Assets	$969,443	$1,011,111

During the year ended December 31, 2021, the Company acquired, for a purchase price of $200,000, an ownership interest of 3%, in the form of preferred stock, in a private corporation developing smart glasses software for use by retailers in the stockkeeping of inventory, amongst other uses. In the year ended December 31, 2023, the Company purchased an additional $100,000 of preferred stock in this corporation to retain a 2% ownership interest.

In June 2023, the Company purchased $100,000 of preferred stock, along with warrants, in a UK-based public company developing new semiconductor materials for displays. The investment represents less than a 1% ownership interest.

Total amortization expense related to all software updates, included in cost of sales, for the three months ended March 31, 2024, and 2023 were $41,668 and $55,556, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023

Accrued Wages and Related Costs	$468,458	$1,711,707
Accrued Professional Services	160,425	362,100
Accrued Warranty Obligations	133,780	188,249
Other Accrued Expenses	89,321	154,387

Total	$851,984	$2,416,443

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

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2024, were as follows:

Accrued Warranty Obligations at December 31, 2023	$188,249
Reductions for Settling Warranties	(109,341)
Warranties Issued During Period	54,872

Accrued Warranty Obligations at March 31, 2024	$133,780

Note 10 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 11 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. A total of 5,000,000 shares of preferred stock with a par value of $0.001 are authorized as of March 31, 2024, and December 31, 2023. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on March 31, 2024, and December 31, 2023.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 65,304,780 shares issued and 64,725,108 shares outstanding as of March 31, 2024 and December 31, 2023.

In connection with the Atomistic Technology Licenses discussed in Note 6, on November 20, 2023, the Company issued a total of 1,397,500 shares of common stock to the Founders of Atomistic SAS (“Atomistic”) for the achievement of certain technological milestones under a license agreement entered into between the Company, Atomistic and the Founders, along with cash consideration in exchange for equity in Atomistic (see Note 7). Pursuant to the Stock Purchase Agreement with Atomistic and its Founders, the Company will, contingent upon completion of certain deliverables and the achievement of further milestones contained in the Atomistic Agreements, be committed to issue, depending on the Company’s share price at the time of their issuance, a further minimum of approximately 890,000 up to a maximum of 1,446,250 common shares to the Founders of Atomistic (as consideration for certain shares of Atomistic) which would result in Vuzix owning Series A Preferred shares in Atomistic that would be converted into ordinary shares of Atomistic and Vuzix ultimately owning nearly 100% of Atomistic, with Atomistic becoming a subsidiary of the Company.

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

Treasury Stock

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program was in effect for one year and expired on March 2, 2023. During the three months ended March 31, 2023, the

Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of March 31, 2024, 579,672 shares of our common stock were held in treasury.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 13) for the three months ended March 31, 2024, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2023	2,911,308	$7.60	6.30
Granted	—	—
Exercised	—	—
Expired or Forfeited	(276,654)	7.10

Outstanding at March 31, 2024	2,634,654	$7.65	5.79

The weighted average remaining contractual term for all options as of March 31, 2024, and December 31, 2023, was 5.79 years and 6.30 years, respectively.

As of March 31, 2024, there were 2,093,850 options that were fully vested and exercisable at a weighted average exercise price of $7.22 per share. The weighted average remaining contractual term of the vested options is 5.2 years.

As of March 31, 2024, there were 540,804 unvested options exercisable at a weighted average exercise price of $9.35 per share. The weighted average remaining contractual term of the unvested options is 8.0 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. As of March 31, 2024, the Company had $3,426,239 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 1.6 years.

For the three months ended March 31, 2024, and 2023, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $983,650 and $1,129,566, respectively.

Note 13 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended March 31, 2024, and 2023, the Company recorded non-cash stock-based compensation expense of $1,409,294 and $2,537,944, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of March 31, 2024, we had $7,384,031 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which are being recognized over a service period of up to three to four years.

The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the completion of the requisite service period for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of March 31, 2024, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $34 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,359,500 unvested options outstanding as of March 31, 2024, there are 2,679,750 options unvested for the achievement of Equity Market Capitalization targets, 1,875,825 unvested options for the achievement of annual revenue targets, and 803,925 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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

Note 14 – Litigation

We are not currently involved in any actual or pending legal proceedings or litigation we consider to be material, and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 15 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of March 31, 2024, were as follows:

2024	$418,892
2025	511,980
Total Future Lease Payments	930,872
Less: Imputed Interest	(56,021)
Total Lease Liability Balance	$874,851

The Company has signed lease agreements, with the largest being for its office and manufacturing facility in the West Henrietta, New York area under an operating lease that commenced October 3, 2015, and was set to expire on October 3, 2020. This lease had an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. On June 25, 2020, the Company exercised the first of two renewal terms, extending the current lease term to January 31, 2024. On January 16, 2024, the Company exercised the second renewal extending the current lease term to November 30, 2025. As a result, the Company recorded an additional Right-of-Use asset and Right-of-Use liability of $700,770 on the Consolidated Balance Sheets as of January 16, 2024.

Operating lease costs under the operating leases totaled $191,505 and $203,339 for the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, the weighted average discount rate was 8.3% and the weighted average remaining lease term was 1.7 years.

Note 16 – Subsequent Events

On May 6, 2024, the Company implemented a voluntary Company-wide payroll reduction program for all individuals with optional salary reductions of 10% to 50% depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The expected cash savings will be approximately $1,600,000 and will result in the issuance of stock awards or stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions.

The fair market value of these stock awards and stock option awards has been determined at $1.33 and $0.99, respectively, and a total of 585,345 stock awards and 2,150,008 stock option awards were issued. These awards are subject to vesting and resale rules.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;
●	Going Concern;
●	Variable Interest Entities;
●	Business combinations;
●	Carrying value of long-lived assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our accounting policies for the three months ended March 31, 2024.

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

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
			Dollar	% Increase
	2024	2023	Change	(Decrease)

Sales:
Sales of Products	$1,829,073	$4,191,361	$(2,362,288)	(56)%
Sales of Engineering Services	174,794	—	174,794	NM

Total Sales	2,003,867	4,191,361	(2,187,494)	(52)%

Cost of Sales:
Cost of Sales - Products	1,807,593	3,082,439	(1,274,846)	(41)%
Cost of Sales - Depreciation and Amortization	181,566	232,916	(51,350)	(22)%
Cost of Sales - Engineering Services	67,961	—	67,961	NM

Total Cost of Sales	2,057,120	3,315,355	(1,258,235)	(38)%

Gross Profit (Loss)	(53,253)	876,006	(929,259)	(106)%
Gross Profit (Loss)%	(3)%	21%

Operating Expenses:
Research and Development	2,738,449	3,069,797	(331,348)	(11)%
Selling and Marketing	2,220,782	2,539,659	(318,877)	(13)%
General and Administrative	4,098,257	5,131,824	(1,033,567)	(20)%
Depreciation and Amortization	970,377	964,265	6,112	1%
Loss on Fixed Asset Disposal	11,277	—	11,277	NM
Impairment of Patents and Trademarks	—	17,666	(17,666)	(100)%

Loss from Operations	(10,092,395)	(10,847,205)	754,810	(7)%

Other Income (Expense):
Investment Income	152,599	695,783	(543,184)	(78)%
Income and Other Taxes	(282)	(87,795)	87,513	(100)%
Foreign Exchange Loss	(107,504)	(1,366)	(106,138)	7,770%

Total Other Income, Net	44,813	606,622	(561,809)	(93)%

Loss Before Provision for Income Taxes	(10,047,582)	(10,240,583)	193,001	(2)%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(10,047,582)	$(10,240,583)	$193,001	(2)%

Sales.   There was a decrease in total sales for the three months ended March 31, 2024, compared to the same period in 2023 of $2,187,494, or 52%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2024	Total Sales	March 31, 2023	Total Sales	Change	(Decrease)
Sales of Products	$1,829,073	91%	$4,191,361	100%	$(2,362,288)	(56)%
Sales of Engineering Services	174,794	9%	—	0%	174,794	NM
Total Sales	$2,003,867	100%	$4,191,361	100%	$(2,187,494)	(52)%

Sales of products decreased by 56% for the three months ended March 31, 2024, compared to the same period in 2023. Lack of smart glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased compared to the previous year’s comparable period.

Sales of engineering services for the three months ended March 31, 2024, was $174,794, compared to nil in the comparable 2023 period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	March 31, 2024	Total Sales	March 31, 2023	Total Sales	Change	(Decrease)
Product Cost of Sales	$1,317,345	66%	$2,546,951	61%	$(1,229,606)	(48)%
Manufacturing Overhead - Unapplied	490,248	25%	535,488	13%	(45,240)	(8)%
Depreciation and Amortization	181,566	9%	232,916	6%	(51,350)	(22)%
Engineering Services Costs Sales	67,961	3%	—	—%	67,961	NM

Total Cost of Sales	$2,057,120	103%	$3,315,355	79%	$(1,258,235)	(38)%

Gross Profit (Loss)	$(53,253)	(3)%	$876,006	21%	$(929,259)	(106)%

For the three months ended March 31, 2024, there was a gross loss from total sales of $53,253 or 3% as compared to a gross profit of $876,006 or 21% in the comparable period in 2023.

Unapplied manufacturing overhead costs, not already added in product cost of sales, decreased by $45,240 or 8% for the three months ended March 31, 2024, over the 2023 comparable period. Such costs, however, increased as a percentage of total sales to 25% as compared to 13% in 2023 due to lower quarterly product revenue. The decrease in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by improvements in actual versus originally planned production levels during the period.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2024	Total Sales	March 31, 2023	Total Sales	Change	(Decrease)
Research and Development	$2,738,449	137%	$3,069,797	73%	$(331,348)	(11)%

Research and development expenses for the three months ended March 31, 2024 decreased by $331,348 or 11%, compared to the comparable period in 2023. This decrease was largely due to a $281,116 decrease in salary and benefits related expenses and a $58,595 reduction in external development expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2024	Total Sales	March 31, 2023	Total Sales	Change	(Decrease)
Selling and Marketing	$2,220,782	111%	$2,539,659	61%	$(318,877)	(13)%

Selling and marketing expenses for the three months ended March 31, 2024 decreased by $318,877 or 13%, compared to the comparable period in 2023. This decrease was largely due to a $155,707 decrease in salary and benefits related expenses driven by headcount decreases; a decrease of $195,217 in advertising and tradeshow expenses; and a decrease of $41,137 in travel related expenses; partially offset by an increase of $53,936 in consulting fees.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2024	Total Sales	March 31, 2023	Total Sales	Change	(Decrease)
General and Administrative	$4,098,257	205%	$5,131,824	122%	$(1,033,567)	(20)%

General and administrative expenses for the three months ended March 31, 2024, decreased by $1,033,567 or 20%, compared to the comparable period in 2023. This decrease was largely due to a decrease of $915,307 in salary and benefits related expenses, which was primarily driven by a decrease in non-cash stock-based compensation; a decrease of $308,884 in investor relations expenses; and a decrease of $48,057 in insurance premiums; partially offset by an increase of $263,637 in legal expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended March 31, 2024, was $970,377, compared to $964,265 in the comparable period in 2023 or relatively flat.

Other Income, Net. Total other income was $44,813 for the three months ended March 31, 2024, compared to other income of $606,622 in the comparable period in 2023, a decrease of $561,809. The overall decrease in other income was primarily the result of a decrease of $543,184 in investment income due to lower excess cash on-hand to invest; an increase of $106,138 in foreign exchange losses; partially offset by a decrease in Income and Other Taxes of $87,513.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending March 31, 2024, and 2023.

Liquidity and Capital Resources

Capital Resources: As of March 31, 2024, we had cash and cash equivalents of $16,501,401, a decrease of $10,054,191 from $26,555,592 as of December 31, 2023.

As of March 31, 2024, we had current assets of $32,674,775 compared to current liabilities of $3,473,845 which resulted in a positive working capital position of $29,200,930. As of December 31, 2023, we had a working capital position of $36,284,259. Our current liabilities are comprised principally of accounts payable, accrued expenses, licensing fee commitments, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the three months ended:

	March 31,	March 31,
	2024	2023
Net Cash Provided by (used in)
Operating Activities	$(8,805,138)	$ (4,164,727)
Investing Activities	(1,249,053)	(4,692,596)
Financing Activities	-	(470,757)

During the three months ended March 31, 2024 we used $8,805,138 of cash for operating activities. Net changes in working capital items were $2,313,721 for the three months ended March 31, 2024, with the largest factors resulting from a $1,564,459 decrease in accrued expenses; a $743,110 increase in inventory and vendor prepayments; and a $639,943 increase in trade accounts and other receivables. For the three months ended March, 2023 we used a total of $4,164,727 in cash for operating activities.

During the three months ended March 31, 2024 we used $1,249,053 of cash for investing activities, which included $1,000,000 in payments made towards our technology license fee commitment with Atomistic, as discussed in Note 6, and $147,814 in patent and trademark expenditures. For the three months ended March 31, 2023, we used a total of $4,692,596 in cash for investing activities.

During the three months ending March 31, 2024, we used nil net cash for financing activities. For the three months ended March 31, 2023, we used $470,757 in net cash for financing activities.

In connection with the Atomistic Technology License discussed in Note 6 and as of the date of this 10-Q report, the Company is in active negotiations with Atomistic for an extension of our exclusive license to its technology, which currently expires on June 30, 2024. There can be no assurance a definitive agreement will be reached.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development, capital expenditures, and license fee commitments. Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. The Company incurred net losses for the three months ended March 31, 2024 of $10,047,582; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $8,805,138 for the three months ended March 31, 2024; $26,277,824 for the year ended December 31, 2023; and $24,521,082 for the year ended December 31, 2022, respectively. As of March 31, 2024 the Company had an accumulated deficit of $304,032,375. The Company’s cash outflows for investing activities were $1,249,053 for the three months ended March 31, 2024; $19,280,966 for the year ended December 31, 2023; and $21,170,816 for the year ended December 31, 2022.

As of March 31, 2024, our principal sources of liquidity consisted of cash and cash equivalents of $16,501,401.

The factors above raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed below. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses by approximately $8,000,000 for 2024 across all operating areas, representing a reduction of at least 20% as compared to 2023 levels, including the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Implementation of a voluntary Company-wide payroll reduction program for all individuals with optional salary reductions of 10% to 50% depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The expected cash savings will be approximately $1,600,000 and will result in the issuance of stock awards or stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions;
●	Further reductions of the rate of research and development spending on new technologies, particularly the use of external contractors.
●	We do not intend to increase our levels of investing activities for our 2024 fiscal year as compared to 2023, now that our waveguide plant expansion has been completed and the license fees payments under the Atomistic License have been substantially made;
●	Right-sizing of operations across all areas of the Company, including head-count hiring freezes or head-count reductions;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide plant in 2024, particularly to OEM customers;
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;
●	Delayed or curtailed discretionary and non-essential capital expenditures not related to near-term new products;
●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;

The Company has in the past sold equity securities and in early 2024 entered into a sales agreement with an investment banking firm for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” offering. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements concerning:

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those described in “Risk Factors” in this report and under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2023, and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were ineffective at March 31, 2024 due to the material weakness disclosed in the Company’s Form 10-K for the year ending December 31, 2023 filed on April 15, 2024.

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

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from those risk factors. The risks discussed in our 2023 Annual Report could materially affect our business, financial condition and future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended March 31, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2024 by our directors and Section 16 officers.

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

VUZIX CORPORATION

Date: May 9, 2024	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)