Form 10-Q
period 2024-06-30
Vuzix Corp
filed 2024-08-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 14, 2024, there were 65,965,431 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$9,881,216	$26,555,592
Accounts Receivable, net of allowance for credit losses of $1,864,000 at June 30, 2024 and $1,574,000 at December 31, 2023.	3,024,196	3,827,686
Accrued Revenues in Excess of Billings	290,096	165,771
Utility Improvement Refund	—	208,271
Inventories, Net	10,238,163	9,000,430
Manufacturing Vendor Prepayments	329,866	403,801
Prepaid Expenses and Other Assets	897,537	1,338,860

Total Current Assets	24,661,074	41,500,411

Long-Term Assets
Fixed Assets, Net	8,188,863	8,072,830
Operating Lease Right-of-Use Asset	747,003	301,185
Patents and Trademarks, Net	2,848,084	2,627,018
Technology Licenses, Net	861,578	26,851,001
Cost Method Investment in Atomistic	—	5,784,126
Other Assets, Net	927,778	1,011,111

Total Assets	$38,234,380	$86,147,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$899,662	$1,570,630
Unearned Revenue	49,831	18,839
Accrued Expenses	1,006,409	2,416,443
Licensing Fees Commitment	—	1,000,000
Income and Other Taxes Payable	124,363	46,727
Operating Lease Right-of-Use Liability	506,372	163,513

Total Current Liabilities	2,586,637	5,216,152

Long-Term Liabilities
Operating Lease Right-of-Use Liability	240,631	137,672

Total Liabilities	2,827,268	5,353,824

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 66,034,769 shares issued and 65,455,097 shares outstanding as of June 30, 2024 and 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023.	66,034	65,304
Additional Paid-in Capital	382,462,147	377,189,847
Accumulated Deficit	(344,644,568)	(293,984,793)
Treasury Stock, at cost, 579,672 shares as of June 30, 2024 and December 31, 2023.	(2,476,501)	(2,476,501)

Total Stockholders' Equity	35,407,112	80,793,857

Total Liabilities and Stockholders' Equity	$38,234,380	$86,147,681

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2024	65,304,780	$65,304	$379,582,792	$(304,032,375)	(579,672)	$(2,476,501)	$73,139,220
Stock-Based Compensation Expense	729,005	729	2,879,354	—	—	—	2,880,083
Stock Option Exercises	984	1	1	—	—	—	2
Net Loss	—	—	—	(40,612,193)	—	—	(40,612,193)
Balance - June 30, 2024	66,034,769	$66,034	$382,462,147	$(344,644,568)	(579,672)	$(2,476,501)	$35,407,112

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2024	65,304,780	$65,304	$377,189,847	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense	729,005	729	5,272,299	—	—	—	5,273,028
Stock Option Exercises	984	1	1	—	—	—	2
Net Loss	—	—	—	(50,659,775)	—	—	(50,659,775)
Balance - June 30, 2024	66,034,769	$66,034	$382,462,147	$(344,644,568)	(579,672)	$(2,476,501)	$35,407,112

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2023	63,787,858	$63,787	$365,868,487	$(254,076,299)	(579,672)	$(2,476,501)	$109,379,474
Stock-Based Compensation Expense	96,525	97	3,189,606	—	—	—	3,189,703
Stock Option Exercises	14,506	15	14,532	—	—	—	14,547
Net Loss	—	—	—	(9,044,920)	—	—	(9,044,920)
Balance - June 30, 2023	63,898,889	$63,899	$369,072,625	$(263,121,219)	(579,672)	$(2,476,501)	$103,538,804

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2023	63,783,779	$63,783	$362,507,715	$(243,835,716)	(464,672)	$(2,005,744)	$116,730,038
Stock-Based Compensation Expense	96,525	97	6,550,382	—	—	—	6,550,479
Stock Option Exercises	18,585	19	14,528	—	—	—	14,547
Purchases of Treasury Stock	—	—	—	—	(115,000)	(470,757)	(470,757)
Net Loss	—	—	—	(19,285,503)	—	—	(19,285,503)
Balance - June 30, 2023	63,898,889	$63,899	$369,072,625	$(263,121,219)	(579,672)	$(2,476,501)	$103,538,804

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2024	2023	2024	2023
Sales:
Sales of Products	$601,263	$4,425,162	$2,430,336	$8,616,523
Sales of Engineering Services	491,308	265,673	666,102	265,673

Total Sales	1,092,571	4,690,835	3,096,438	8,882,196

Cost of Sales:
Cost of Sales - Products Sold	1,067,452	3,303,979	2,875,044	6,386,418
Cost of Sales - Depreciation and Amortization	182,049	257,939	363,615	490,855
Cost of Sales - Engineering Services	176,215	156,531	244,177	156,531

Total Cost of Sales	1,425,716	3,718,449	3,482,836	7,033,804

Gross Profit (Loss)	(333,145)	972,386	(386,398)	1,848,392

Operating Expenses:
Research and Development	2,358,726	2,836,552	5,073,115	5,906,349
Selling and Marketing	2,238,221	2,509,922	4,479,165	5,049,581
General and Administrative	4,492,168	4,260,322	8,594,322	9,392,146
Depreciation and Amortization	1,188,339	973,222	2,158,716	1,937,487
Loss on Fixed Asset Disposal	—	—	11,277	—
Impairment on Intangible Asset and Equity Investment	30,119,679	—	30,119,679	—
Impairment of Patents and Trademarks	—	—	—	17,666

Total Operating Expenses	40,397,133	10,580,018	50,436,274	22,303,229

Loss From Operations	(40,730,278)	(9,607,632)	(50,822,672)	(20,454,837)

Other Income (Expense):
Investment Income	205,824	628,923	358,423	1,324,706
Income and Other Taxes	(17,559)	(35,420)	(17,841)	(123,215)
Foreign Exchange Loss	(70,180)	(30,791)	(177,685)	(32,157)

Total Other Income, Net	118,085	562,712	162,897	1,169,334

Loss Before Provision for Income Taxes	(40,612,193)	(9,044,920)	(50,659,775)	(19,285,503)
Provision for Income Taxes	—	—	—	—

Net Loss	(40,612,193)	(9,044,920)	(50,659,775)	(19,285,503)

Basic and Diluted Loss per Common Share	$(0.62)	$(0.14)	$(0.77)	$(0.31)
Weighted-average Shares Outstanding - Basic and Diluted	65,814,475	63,230,859	65,559,627	63,223,768

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2024	2023

Cash Flows From (Used In) Operating Activities
Net Loss	$(50,659,775)	$(19,285,503)
Non-Cash Adjustments
Depreciation and Amortization	2,622,866	2,428,342
Stock-Based Compensation	5,273,028	6,500,261
Impairment of Patents and Trademarks	—	17,666
Loss on Fixed Asset Disposal	11,277	—
Reserve on Trade Accounts Receivable	290,000	—
Change in Inventory Reserve for Obsolescence	—	480,258
Impairment on Intangible Asset and Equity Investment	30,119,679	—
(Increase) Decrease in Operating Assets
Accounts Receivable	513,490	(2,986,637)
Accrued Revenues in Excess of Billings	(124,325)	(40,633)
Utility Improvement Refund/Employee Retention Credit Receivable	208,271	466,705
Inventories	(1,237,733)	(82,454)
Manufacturing Vendor Prepayments	73,936	645,272
Prepaid Expenses and Other Assets	441,323	1,692
Increase (Decrease) in Operating Liabilities
Accounts Payable	(670,968)	408,743
Accrued Expenses	(1,410,034)	(641,362)
Unearned Revenue	30,992	77,980
Income and Other Taxes Payable	77,638	(76,037)

Net Cash Flows Used in Operating Activities	(14,440,335)	(12,085,707)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(929,635)	(2,774,513)
Investments in Patents and Trademarks	(304,406)	(340,507)
Investments in Licenses	(1,000,000)	(8,000,000)
Investments in Software Development	—	(125,000)
Investments in Other Assets	—	(200,000)

Net Cash Flows Used in Investing Activities	(2,234,041)	(11,440,020)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from Exercise of Stock Options	—	14,546
Purchases of Treasury Stock	—	(470,757)

Net Cash Flows Provided by (Used in) Financing Activities	—	(456,211)

Net Increase (Decrease) in Cash and Cash Equivalents	(16,674,376)	(23,981,938)
Cash and Cash Equivalents - Beginning of Period	26,555,592	72,563,943

Cash and Cash Equivalents - End of Period	$9,881,216	$48,582,005

Supplemental Disclosures
Depreciation and Amortization included in Research and Development Expense	$100,535	$—
Stock-Based Compensation Expense - Expensed less Previously Issued	—	(50,218)

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2023, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024.

Customer Concentrations

For the three months ended June 30, 2024, four customers represented 60% of total product revenue and one customer represented 86% of engineering services revenue. For the three months ended June 30, 2023, one customer represented 75% of total product revenue.

For the six months ended June 30, 2024, three customers represented 37% of total product revenue and one customer represented 82% of engineering services revenue. For the six months ended June 30, 2023, two customers represented 75% of total product revenue.

As of June 30, 2024, three customers represented 93% of accounts receivable. As of December 31, 2023, two customers represented 73% of accounts receivable.

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

The Company incurred net losses for the six months ended June 30, 2024 of $50,659,775; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $14,440,335 for the six months ended June 30, 2024; $26,277,824 for the year ended December 31, 2023; and $24,521,082 for the year ended December 31, 2022. As of June 30, 2024, the Company had an accumulated deficit of $344,644,568. The Company’s cash outflows for investing activities were $2,234,041 for the six months ended June 30, 2024; $19,280,966 for the year ended December 31, 2023; and $21,170,816 for the year ended December 31, 2022.

These factors initially raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital and capital expenditures. The higher cash outflows for investments in the years ending December 31, 2023 and 2022 were mainly for the Company’s exclusive technology license and equity investment in microLED technology via Atomistic (see Notes 6 and 7). The Company paid $32,500,000 to Atomistic in the last two fiscal years. The Company’s license was terminated on July 1, 2024. As a result, the Company will not be paying further licensing development fees to Atomistic.

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

The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to cut its operating costs significantly or raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses by approximately $8,000,000 for 2024 across all operating areas, representing a reduction of at least 20% as compared to 2023 levels, including the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Implementation of a voluntary Company-wide payroll reduction program for all individuals with optional salary reductions of 10% to 50% depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The expected cash savings will be approximately $2,100,000 and will result in the issuance of stock awards or stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions;
●	After the impact of payroll reduction program for equity and two major rounds of staff reductions, including another round at the end of June 2024, the Company’s current weekly gross cash salary costs are now approximately $162,000 versus $263,000 at the beginning of 2024, a decrease of $101,000 per week or 38.4% (or a total of $5,252,000 on an annual basis);
●	Right-sizing of operations across all areas of the Company, including head-count hiring freezes or head-count reductions;
●	Further reductions in the rate of research and development spending on new technologies, particularly the use of external contractors;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2024 fiscal year as compared to 2023 and

2022, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers;
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;
●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs; and
●	Reduction in our existing products selling prices and higher volume discount levels to turn as much of our inventory of finished products into cash and pursue external manufacturers for Vuzix non-waveguide production needs.

The Company has historically sold equity securities and currently has a new Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement with an investment banking firm for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” offering. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

While there can be no assurance the Company will be able to successfully reduce operating expenses or raise additional capital, management believes its historical ability to manage its cash flows and to obtain capital will continue into the foreseeable future. However, as a result of this uncertainty, doubt about the Company continuing as a going concern has not been fully alleviated to the satisfaction of its external auditors as noted in their audit report included with to the Company’s 10-K filed with the SEC on April 15, 2024.

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

We have an investment in a VIE, Atomistic, in which we are not the primary beneficiary. This VIE includes a private company investment, described further in Notes 6 and 7. We have determined that the governance and operating structures of this entity do not allow us to direct the activities that would significantly affect their economic performance. Therefore, we are not the primary beneficiary, and the results of operations and financial position of this VIE are not included in our consolidated financial statements. We had accounted for this investment as a technology license and an equity investment. The maximum exposure of this unconsolidated VIE is generally based on the current carrying value of the investment. We have determined that the single source of our exposure to this VIE was our capital investment in them. The carrying value and maximum exposure of this unconsolidated VIE was $31.8 million as of March 31, 2024;

however, as of June 30, 2024, the carrying value of these investments of $30.1 million was written-off due to the termination of the Company’s exclusive license. Refer to Notes 6 and 7 for further details.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Products Sales	$601,263	$4,425,162	$2,430,336	$8,616,523
Engineering Services	491,308	265,673	666,102	265,673

Total Revenue	$1,092,571	$4,690,835	$3,096,438	$8,882,196

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales. For our Engineering Services, performance obligations are recognized over time using the input method, and the estimated costs to complete each project are considered significant judgments.

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

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer extended warranties to customers which extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our Engineering Services contracts vary from contract to contract but typically include payment terms of Net 30 days from the date of billing, subject to an agreed upon customer acceptance period.

As of June 30, 2024 and 2023, there were no outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Point-in-Time	55%	94%	78%	97%
Over Time – Input Method	45%	6%	22%	3%

Total	100%	100%	100%	100%

Remaining Performance Obligations

As June 30, 2024, the Company had $2,359,904 of remaining performance obligations under a current waveguide development project, including initial product production, which represents the remainder of transaction prices totaling $3,500,000 under this development project, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project based upon expected due dates, in the amounts of 18% in 2024 and 82% in 2025. Revenues earned less amounts invoiced at June 30, 2024 was $290,096 and $165,771 at December 31, 2023.

As of June 30, 2023, the Company had approximately $80,000 of remaining performance obligations under a current waveguide development project, which amount represents the remainder of the total transaction price of approximately $800,000 under this development project, less revenue recognized under percentage of completion to date. The Company did recognize the remaining revenue related to this project in the third quarter of 2023.

As of June 30, 2024, the Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and six months ended June 30, 2024 and 2023, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2024 and 2023, there were 10,744,477 and 8,658,642 common stock share equivalents, for the three months then ended, respectively, potentially issuable from the exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	June 30,	December 31,
	2024	2023

Purchased Parts and Components	$10,876,973	$9,500,415
Work-in-Process	291,432	394,923
Finished Goods	5,044,284	4,880,643
Less: Reserve for Obsolescence	(5,974,526)	(5,775,551)

Inventories, Net	$10,238,163	$9,000,430

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	June 30,	December 31,
	2024	2023
Tooling and Manufacturing Equipment	$9,585,842	$8,793,192
Leaseholds	2,839,164	3,162,695
Computers and Purchased Software	679,138	833,794
Furniture and Equipment	2,431,846	2,580,904
	15,535,990	15,370,585
Less: Accumulated Depreciation	(7,347,127)	(7,297,755)
Fixed Assets, Net	$8,188,863	$8,072,830

December 31, 2023 asset groupings have been reclassified to conform with June 30, 2024 presentation.

As of June 30, 2024 and December 31, there was $965,000 and $588,000, respectively of fixed assets that are not yet placed into service.

Total depreciation expense for fixed assets for the three months ended June 30, 2024 and 2023 was $231,222 and $111,934, respectively. Total depreciation expense for fixed assets for the six months ended June 30, 2024 and 2023 was $522,042 and $214,385, respectively.

Note 6 – Technology Licenses, Net

The changes in the Company’s Technology Licenses for the six months ended June 30, 2024, were as follows:

	June 30,	December 31,
	2024	2023

Licenses	$32,443,356	$32,443,356
Write Offs	(30,000,000)	—
Less: Accumulated Amortization	(1,581,778)	(5,592,355)
Licenses, Net	$861,578	$26,851,001

Total amortization expense related to technology licenses for the three months ended June 30, 2024 and 2023 was $835,542 and $826,984, respectively. Total amortization expense related to technology licenses for the six months ended June 30, 2024 and 2023 was $1,653,876 and $1,653,868, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $201,000.

The Company made the decision to cease further funding of development activities with Atomistic SAS (“Atomistic”) under the license agreement, dated December 16, 2022, among the Company, Atomistic, and Atomistic’s two principals (the “License Agreement”). The Company’s decision gave Atomistic the right under the License Agreement to terminate the Granted License (as defined under the License Agreement), which right Atomistic exercised on July 1, 2024. As a result of the termination of the granted license, on July 1, 2024, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, had been impaired as the Company no longer held exclusive licensing rights to the technology for its use.

Notwithstanding the termination of the Granted License, the Company will be entitled to certain License Royalties (as defined under the License Agreement) from Atomistic if it licenses the technology that was the subject of the granted license.

Note 7 – Investment in Atomistic

In addition to the write-off of the Atomistic technology license discussed in Note 6, based upon the fact that Atomistic has lost future funding from the Company and most likely will not have adequate funds on its own to complete the project without raising additional funding from other third parties, the Company also determined the equity investment has been impaired and the Company recorded a charge of $5,664,446 for the period ended June 30, 2024. The Company will retain an equity interest in Atomistic, the right to appoint a member to the Atomistic board of directors and certain other rights as an equity owner pursuant to the stock purchase agreement and shareholders’ agreement entered into in connection with the License Agreement. The Company’s equity interest in Atomistic entitles it to a preferential allocation to 49% of the distributable amounts in the event of a liquidation event, such as an acquisition of Atomistic or its assets.

Future royalties of the license and the 49% liquidation preferred allocation value, if any, are considered gain contingencies and will not be recorded until any specific events materialize.  At this specific point in time, the Company is unable to reasonably estimate a value to all those contingencies and therefore recorded a full impairment against the license and the investment in Atomistic preferred shares due to such uncertainty of potential outcomes.

Note 8 - Other Assets

The Company’s Other Assets, were as follows:

	June 30,	December 31,
	2024	2023
Private Corporation Investments	$650,000	$450,000
Additions	—	200,000
Total Private Corporation Investments (at cost)	650,000	650,000

Software Development Costs	1,000,000	875,000
Additions	—	125,000
Less: Accumulated Amortization	(722,222)	(638,889)
Software Development Costs, Net	277,778	361,111

Total Other Assets	$927,778	$1,011,111

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

Total amortization expense related to all software updates, included in cost of sales, for the three months ended June 30, 2024, and 2023 were $41,668 and $83,333, respectively. Total amortization expense related to all software updates, included in cost of sales, for the six months ended June 30, 2024, and 2023 were $83,333 and $138,889, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023

Accrued Wages and Related Costs	$723,432	$1,711,707
Accrued Professional Services	151,650	362,100
Accrued Warranty Obligations	131,327	188,249
Other Accrued Expenses	—	154,387

Total	$1,006,409	$2,416,443

Included in Accrued Wages and Related Costs was $410,251 in severance costs for staff reductions that took place at the end of June 2024 as part of the Company’s cost reduction initiative, which was approved in June 2024 and made effective July 1, 2024.

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

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2024, were as follows:

Accrued Warranty Obligations at December 31, 2023	$188,249
Reductions for Settling Warranties	(129,832)
Warranties Issued During Period	72,910

Accrued Warranty Obligations at June 30, 2024	$131,327

Note 10 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 11 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of June 30, 2024, and December 31, 2023. Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on June 30, 2024, and December 31, 2023.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 66,034,769 shares issued and 65,455,097 shares outstanding as of June 30, 2024 and 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023.

On May 6, 2024, the Company implemented a voluntary Company-wide payroll reduction program for all employees, directors and contractors with optional salary or compensation reductions of 10% to 50% depending upon the respective base salary or compensation level for the period running from May 1, 2024 to April 30, 2025. The estimated cash savings will be approximately $2,100,000 and resulted in the issuance of stock awards and stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions.

The fair market value of these stock awards and stock option awards has been determined at $1.33 and $0.99, respectively, and a total of 824,711 stock awards and 2,756,116 stock option awards with an exercise price of $1.33 were issued. Both the stock awards and stock option awards cliff vest on April 30, 2025. These awards are subject to vesting and resale rules.

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

Treasury Stock

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program was in effect for one year and expired on March 2, 2023. During the six months ended June 30, 2023, the Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of June 30, 2024, 579,672 shares of our common stock were held in treasury.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 13) for the six months ended June 30, 2024, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2023	2,911,308	$7.60	6.30
Granted	2,532,971	1.33
Exercised	(10,937)	1.33
Expired or Forfeited	(423,365)	7.89

Outstanding at June 30, 2024	5,009,977	$4.43	7.84

The weighted average remaining contractual term for all options as of June 30, 2024, and December 31, 2023, was 7.84 years and 6.30 years, respectively.

As of June 30, 2024, there were 2,072,021 options that were fully vested and exercisable at a weighted average exercise price of $7.24 per share. The weighted average remaining contractual term of the vested options is 5.4 years.

As of June 30, 2024, there were 2,937,956 unvested options exercisable at a weighted average exercise price of $2.46 per share. The weighted average remaining contractual term of the unvested options is 9.6 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method. As of June 30, 2024, the Company had $4,836,647 of unrecognized stock compensation expense, which will be recognized over a weighted average period of 1.2 years.

During the three months ended June 30, 2024, the Company issued 232,766 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2024 to June 2025 and for onboarding of the new director. The fair market value on the date of award of the stock issued was $1.41, resulting in an aggregate fair value of approximately $328,200. The fair market value of these awards is expensed over twelve (12) months for 212,766 shares and twenty-four (24) months for 20,000 shares beginning on July 1, 2024.

On May 6, 2024, the Company implemented a voluntary Company-wide payroll reduction program for all employees, independent board members and contractors with optional salary or compensation reductions of 10% to 50% depending upon the respective base salary or compensation level for the period running from May 1, 2024 to April 30, 2025. The estimated cash savings will be approximately $2,100,000 and resulted in the issuance of stock awards and stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions.

The fair market value of these stock awards and stock option awards has been determined at $1.33 and $0.99, respectively, and a total of 824,711 stock awards and 2,756,116 stock option awards were issued. The total fair market value of the stock awards is $1,096,865 and the stock option awards is $2,728,555. The fair market value of these awards is being expensed over twelve (12) months, which began on May 1, 2024 and will cliff vest on April 30, 2025.

For the three months ended June 30, 2024, and 2023, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $1,470,793 and $1,083,064, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $2,454,444 and $2,212,630, respectively.

Note 13 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended June 30, 2024, and 2023, the Company recorded non-cash stock-based compensation expense of $1,409,294 and $1,749,687, respectively, for options that vested or are probable to vest. For the six months ended June 30, 2024, and 2023, the Company recorded non-cash stock-based compensation expense of $2,818,584 and $4,287,631, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of June 30, 2024, we had $5,974,737 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which are being recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the completion of the requisite service period for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of June 30, 2024, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $33.7 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,359,500 unvested options outstanding as of June 30, 2024, there are 2,679,750 unvested options for the achievement of Equity Market Capitalization targets, 1,875,825 unvested options for the achievement of annual revenue targets, and 803,925 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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

Note 15 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of June 30, 2024, were as follows:

2024	$279,262
2025	511,980
Total Future Lease Payments	791,242
Less: Imputed Interest	(44,239)
Total Lease Liability Balance	$747,003

The Company has signed lease agreements, with the largest being for its office and manufacturing facility in the West Henrietta, New York area under an operating lease that commenced October 3, 2015. On January 16, 2024, the Company exercised the second renewal extending the current lease term to November 30, 2025. As a result, the Company recorded an additional Right-of-Use asset and Right-of-Use liability of $700,770 on the Consolidated Balance Sheets as of January 16, 2024.

Operating lease costs under the operating leases totaled $184,143 and $207,352 for the three months ended June 30, 2024, and 2023, respectively. Operating lease costs under the operating leases totaled $375,648 and $410,691 for the six months ended June 30, 2024, and 2023, respectively.

As of June 30, 2024, the weighted average discount rate was 8.3% and the weighted average remaining lease term was 1.4 years.

Note 16 – Subsequent Events

In connection with the Atomistic Agreements, on August 12, 2024, the Company issued a total of 174,688 shares of common stock at a fair market value of $1.04 per share (closing price on August 9, 2024) or $181,676 to the Founders of Atomistic SAS (“Atomistic”) for the achievement of certain technological milestones. This issuance will be recorded as an additional impairment charge related to the Atomistic equity investment in the third quarter of 2024.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our accounting policies for the three months ended June 30, 2024.

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

With respect to our Smart Glasses and AR products, we are focused on the enterprise, defense, industrial, medical and commercial markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AR and Smart Glasses products, waveguide optics and display engine technology.

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

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
			Dollar	% Increase
	2024	2023	Change	(Decrease)

Sales:
Sales of Products	$601,263	$4,425,162	$(3,823,899)	(86)%
Sales of Engineering Services	491,308	265,673	225,635	85%

Total Sales	1,092,571	4,690,835	(3,598,264)	(77)%

Cost of Sales:
Cost of Sales - Products	1,067,452	3,303,979	(2,236,527)	(68)%
Cost of Sales - Depreciation and Amortization	182,049	257,939	(75,890)	(29)%
Cost of Sales - Engineering Services	176,215	156,531	19,684	13%

Total Cost of Sales	1,425,716	3,718,449	(2,292,733)	(62)%

Gross Profit (Loss)	(333,145)	972,386	(1,305,531)	(134)%
Gross Profit (Loss)%	(30)%	21%

Operating Expenses:
Research and Development	2,358,726	2,836,552	(477,826)	(17)%
Selling and Marketing	2,238,221	2,509,922	(271,701)	(11)%
General and Administrative	4,492,168	4,260,322	231,846	5%
Depreciation and Amortization	1,188,339	973,222	215,117	22%
Impairment on Intangible Asset and Equity Investment	30,119,679	—	30,119,679	NM

Loss from Operations	(40,730,278)	(9,607,632)	(31,122,646)	324%

Other Income (Expense):
Investment Income	205,824	628,923	(423,099)	(67)%
Income and Other Taxes	(17,559)	(35,420)	17,861	(50)%
Foreign Exchange Loss	(70,180)	(30,791)	(39,389)	128%

Total Other Income, Net	118,085	562,712	(444,627)	(79)%

Loss Before Provision for Income Taxes	(40,612,193)	(9,044,920)	(31,567,273)	349%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(40,612,193)	$(9,044,920)	$(31,567,273)	349%

Sales.   There was a decrease in total sales for the three months ended June 30, 2024, compared to the same period in 2023 of $3,598,264, or 77%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Sales of Products	$601,263	55%	$4,425,162	94%	$(3,823,899)	(86)%
Sales of Engineering Services	491,308	45%	265,673	6%	225,635	85%
Total Sales	$1,092,571	100%	$4,690,835	100%	$(3,598,264)	(77)%

Sales of products decreased by 86% for the three months ended June 30, 2024, compared to the same period in 2023. Reduced sales of smart glasses was the primary driver of this decrease as unit sales of our M400 product decreased compared to the previous year’s comparable period, when an Asian distributor placed a significant order in the second quarter of 2023.

Sales of engineering services for the three months ended June 30, 2024, was $491,308, compared to $265,673 in the comparable 2023 period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Product Cost of Sales	$608,554	56%	$2,940,253	63%	$(2,331,699)	(79)%
Manufacturing Overhead - Unapplied	458,898	42%	363,726	8%	95,172	26%
Depreciation and Amortization	182,049	17%	257,939	5%	(75,890)	(29)%
Engineering Services Costs Sales	176,215	16%	156,531	3%	19,684	13%

Total Cost of Sales	$1,425,716	131%	$3,718,449	79%	$(2,292,733)	(62)%

Gross Profit (Loss)	$(333,145)	(31)%	$972,386	21%	$(1,305,531)	(134)%

For the three months ended June 30, 2024, there was a gross loss from total sales of $333,145 or 31% as compared to a gross profit of $972,386 or 21% in the comparable period in 2023.

Unapplied manufacturing overhead costs, not already added in product cost of sales, increased by $95,172 or 26% for the three months ended June 30, 2024, over the 2023 comparable period and increased as a percentage of total sales to 42% as compared to 8% in 2023 due to lower quarterly product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a decrease in actual versus originally planned production levels during the period in preparation for the temporary cessation of smart glasses production in the second half of 2024 at our Rochester plant.

Depreciation and Amortization included in cost of sales was 29% less than the in the 2023 period, due to the full amortization and depreciation of certain manufacturing assets.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Research and Development	$2,358,726	216%	$2,836,552	60%	$(477,826)	(17)%

Research and development expenses for the three months ended June 30, 2024 decreased by $477,826 or 17%, compared to the comparable period in 2023. This decrease was largely due to a $267,008 decrease in external development costs; a $150,809 decrease in salary and benefits related expenses; and a $44,376 reduction in supplies expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Selling and Marketing	$2,238,221	205%	$2,509,922	54%	$(271,701)	(11)%

Selling and marketing expenses for the three months ended June 30, 2024 decreased by $271,701 or 11%, compared to the comparable period in 2023. This overall decrease was largely due to a decrease of $288,049 in advertising and tradeshow expenses; a $110,150 decrease in salary and benefits related expenses driven by headcount decreases; a decrease of $76,714 in travel related expenses; and a decrease of $63,314 in external consulting expenses; partially offset by a $290,000 increase to our allowance for credit losses.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
General and Administrative	$4,492,168	411%	$4,260,322	91%	$231,846	5%

General and administrative expenses for the three months ended June 30, 2024, increased by $231,846 or 5%, compared to the comparable period in 2023. This increase was largely due to an increase of $357,266 in accounting and auditing fees related to finalizing the 2023 audit; an increase of $125,364 in investor relations expenses; partially offset by a decrease of $209,443 in salary and benefits related expenses, which was primarily driven by a decrease in non-cash stock-based compensation; a decrease of $83,265 in external consulting expenses; a decrease of $34,796 in travel related expenses; and a decrease of $26,098 in rent expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended June 30, 2024, was $1,188,339, compared to $973,222 in the comparable period in 2023 or an increase of $215,117. This increase was due to leasehold improvements being put into service this year related to our new waveguide manufacturing facility.

Impairment on Intangible Asset and Equity Investment.  For the three months ended June, 2024 there was a total impairment charges on an intangible and an equity investment of $30,119,679. Atomistic exercised on July 1, 2024 its option to terminate its previously granted license related to certain microLED technologies it was developing, and as a result of the termination of the granted license, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value of as of June 30, 2024, has been impaired as the Company no

longer has exclusive licensing rights to the technology for its use.   The Company had a related equity interest in Atomistic, a private French company, and determined that at this point in time, the Company is unable to reasonably estimate a value to its future value and therefore recorded a full impairment of its investment in Atomistic referred shares resulting in a write-down charge of $5,664,446 for the period ended June 30, 2024.

The Company still retains an equity interest in Atomistic, the right to appoint a member to the Atomistic board of directors and certain other rights as an equity owner pursuant to the stock purchase agreement and shareholders’ agreement entered into in connection with the License Agreement. The Company’s equity interest in Atomistic entitles it to a preferential allocation to 49% of the distributable amounts in the event of a liquidation event, such as an acquisition of Atomistic or its assets a share of any future royalties it receives from the technology based on the license and the 49% liquidation preferred allocation value, if any, are considered gain contingencies and will not be recorded until any specific events materialize.

Other Income, Net. Total other income was $118,085 for the three months ended June 30, 2024, compared to other income of $562,712 in the comparable period in 2023, a decrease of $444,627. The overall decrease in other income was primarily the result of a decrease of $423,099 in investment income due to lower excess cash on-hand to invest; an increase of $39,389 in foreign exchange losses; partially offset by a decrease in Income and Other Taxes of $17,861.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending June 30, 2024, and 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
			Dollar	% Increase
	2024	2023	Change	(Decrease)

Sales:
Sales of Products	$2,430,336	$8,616,523	$(6,186,187)	(72)%
Sales of Engineering Services	666,102	265,673	400,429	151%

Total Sales	3,096,438	8,882,196	(5,785,758)	(65)%

Cost of Sales:
Cost of Sales - Products Sold	2,875,044	6,386,418	(3,511,374)	(55)%
Cost of Sales - Depreciation and Amortization	363,615	490,855	(127,240)	(26)%
Cost of Sales - Engineering Services	244,177	156,531	87,646	56%

Total Cost of Sales	3,482,836	7,033,804	(3,550,968)	(50)%

Gross Profit (Loss)	(386,398)	1,848,392	(2,234,790)	(121)%
Gross Profit (Loss) %	(12)%	21%

Operating Expenses:
Research and Development	5,073,115	5,906,349	(833,234)	(14)%
Selling and Marketing	4,479,165	5,049,581	(570,416)	(11)%
General and Administrative	8,594,322	9,392,146	(797,824)	(8)%
Depreciation and Amortization	2,158,716	1,937,487	221,229	11%
Loss on Fixed Asset Disposal	11,277	—	11,277	NM
Impairment on Intangible Asset and Equity Investment	30,119,679	—	30,119,679	NM

Impairment of Patents and Trademarks	—	17,666	(17,666)	(100)%

Loss from Operations	(50,822,672)	(20,454,837)	(30,367,835)	148%

Other Income (Expense):
Investment Income	358,423	1,324,706	(966,283)	(73)%
Income and Other Taxes	(17,841)	(123,215)	105,374	(86)%
Foreign Exchange Loss	(177,685)	(32,157)	(145,528)	453%

Total Other Income, Net	162,897	1,169,334	(1,006,437)	(86)%

Net Loss	$(50,659,775)	$(19,285,503)	$(31,374,272)	163%

Sales.   There was a decrease in total sales for the six months ended June 30, 2024, compared to the same period in 2023 of $5,785,758, or 65%. The following table reflects the major components of our sales:

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Sales of Products	$2,430,336	78%	$8,616,523	97%	$(6,186,187)	(72)%
Sales of Engineering Services	666,102	22%	265,673	3%	400,429	151%
Total Sales	$3,096,438	100%	$8,882,196	100%	$(5,785,758)	(65)%

Sales of products decreased by 72% for the six months ended June 30, 2024, compared to the same period in 2023. Reduced smart glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased substantially compared to the previous year’s comparable period, when two major distributors placed significant stocking orders in the first half of 2023.

Sales of engineering services for the six months ended June 30, 2024, was $666,102, compared to $265,673 in the comparable 2023 period.

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

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Product Cost of Sales	$1,925,898	62%	$5,487,776	62%	$(3,561,878)	(65)%
Manufacturing Overhead - Unapplied	949,146	31%	898,642	10%	50,504	6%
Depreciation and Amortization	363,615	12%	490,855	6%	(127,240)	(26)%
Engineering Services Cost of Sales	244,177	7%	156,531	1%	87,646	56%

Total Cost of Sales	3,482,836	112%	7,033,804	79%	(3,550,968)	(50)%

Gross Profit (Loss)	$(386,398)	(12)%	$1,848,392	21%	$(2,234,790)	(121)%

For the six months ended June 30, 2024, there was a gross loss from total sales of $386,398 or 12% as compared to a gross profit of $1,848,392 or 21% in the comparable period in 2023.

Unapplied manufacturing overhead costs, not already added in product cost of sales, increased by $50,504 or 6% for the six months ended June 30, 2024, over the 2023 comparable period and increased as a percentage of total sales to 31% as compared to 10% in 2023 due to lower quarterly product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a decrease in actual versus originally planned production levels during the period and the temporary cessation of smart glasses production in the second half of 2024.

Depreciation and Amortization included in cost of sales decreased by $127,240 or 26% for the six months ended June 30, 2024 versus the 2023 period, due to the full amortization and depreciation of certain manufacturing assets.

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

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Research and Development	$5,073,115	164%	$5,906,349	66%	$(833,234)	(14)%

Research and development expenses for the six months ended June 30, 2024 decreased by $833,234 or 14%, compared to the comparable period in 2023. This decrease was largely due to a $429,602 decrease in salary and benefits related expenses; a $309,493 decrease in external development costs; and a $49,194 decrease in supplies expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
Selling and Marketing	$4,479,165	145%	$5,049,581	57%	$(570,416)	(11)%

Selling and marketing expenses for the six months ended June 30, 2024 decreased by $570,416 or 11%, compared to the comparable period in 2023. This decrease was largely due to a decrease of $483,266 in advertising and tradeshow expenses; a $262,759 decrease in salary and benefits related expenses driven by headcount decreases; and a decrease of $123,741 in travel related expenses; partially offset by a $290,000 increase to our allowance for credit losses.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2024	Total Sales	June 30, 2023	Total Sales	Change	(Decrease)
General and Administrative	$8,594,322	278%	$9,392,146	106%	$(797,824)	(8)%

General and administrative expenses for the six months ended June 30, 2024, decreased by $797,824 or 8%, compared to the comparable period in 2023. This decrease was largely due to a decrease of $1,133,267 in salary and benefits related expenses which was primarily driven by a decrease in non-cash stock-based compensation; a decrease of $183,519 in investor relations expenses; a decrease of $99,349 in external consulting expenses; a decrease of $59,531 in insurance premiums; a decrease of $40,073 in travel related expenses; and a decrease of $38,650 in rent expenses; partially offset by an increase of $435,612 in legal expenses; an increase of $285,190 in additional accounting and auditing fees related to the finalization of the 2023 audit; and an increase of $37,727 in utilities expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the six months ended June 30, 2024, was $2,158,716, compared to $1,937,487 in the comparable period in 2023 or an increase of $221,229. This increase was due to leasehold improvements being put into service this year related to our new waveguide manufacturing facility.

Impairment on Intangible Asset and Equity Investment.  For the three months ended June, 2024 there was a total impairment charges on an intangible and an equity investment of $30,119,679. Atomistic exercised on July 1, 2024 its option to terminate its previously granted license related to certain microLED technologies it was developing, and as a result of the termination of the granted license, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value of as of June 30, 2024, has been impaired as the Company no longer has exclusive licensing rights to the technology for its use.   The Company had a related equity interest in Atomistic, a private French company, and determined that at this point in time, the Company is unable to reasonably estimate a value to its future value and therefore recorded a full impairment of its investment in Atomistic referred shares resulting in a write-down charge of $5,664,446 for the period ended June 30, 2024.

The Company still retains an equity interest in Atomistic, the right to appoint a member to the Atomistic board of directors and certain other rights as an equity owner pursuant to the stock purchase agreement and shareholders’ agreement entered into in connection with the License Agreement. The Company’s equity interest in Atomistic entitles it to a preferential allocation to 49% of the distributable amounts in the event of a liquidation event, such as an acquisition of Atomistic or its assets a share of any future royalties it receives from the technology based on the license and the 49% liquidation preferred allocation value, if any, are considered gain contingencies and will not be recorded until any specific events materialize.

Other Income, Net. Total other income was $162,897 for the six months ended June 30, 2024, compared to other income of $1,169,334 in the comparable period in 2023, a decrease of $1,006,437. The overall decrease in other income was primarily the result of a decrease of $966,283 in investment income due to lower excess cash on-hand to invest; an increase of $145,528 in foreign exchange losses; partially offset by a decrease in Income and Other Taxes of $105,374.

Provision for Income Taxes. There was not a provision for income taxes in the respective six-month periods ending June 30, 2024, and 2023.

Liquidity and Capital Resources

Capital Resources: As of June 30, 2024, we had cash and cash equivalents of $9,881,216, a decrease of $16,674,376 from $26,555,592 as of December 31, 2023.

As of June 30, 2024, we had current assets of $24,661,074 compared to current liabilities of $2,586,637 which resulted in a positive working capital position of $22,074,437. As of December 31, 2023, we had a working capital position of $36,284,259. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the six months ended:

	June 30,	June 30,
	2024	2023
Net Cash Provided by (used in)
Operating Activities	$(14,440,335)	$ (12,085,707)
Investing Activities	(2,234,041)	(11,440,020)
Financing Activities	-	(456,211)

During the six months ended June 30, 2024 we used $14,440,335 of cash for operating activities. Net changes in working capital items were $2,097,411 for the six months ended June 30, 2024, with the largest factors resulting from a $2,081,002 decrease in trade accounts payables and accrued expenses; a $1,163,798 increase in inventory and vendor prepayments; and a $597,436 decrease in trade accounts and other receivables. For the six months ended June 30, 2023, we used a total of $12,085,707 in cash for operating activities.

During the six months ended June 30, 2024, we used $2,234,041 of cash for investing activities, which included; $929,635 in manufacturing equipment and tooling for our new waveguide manufacturing facility; $1,000,000 final payment made towards our technology license fee commitment with Atomistic; and $304,406 in patent and trademark expenditures. For the six months ended June 30, 2023, we used a total of $11,440,020 in cash for investing activities.

During the six months ending June 30, 2024, we used nil net cash for financing activities. For the six months ended June 30, 2023, we used $456,211 in net cash for financing activities.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development and capital expenditures. Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. The Company incurred net losses for the six months ended June 30, 2024 of $50,659,775; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $14,440,335 for the six months ended June 30, 2024; $26,277,824 for the year ended December 31, 2023; and $24,521,082 for the year ended December 31, 2022. As of June 30, 2024, the Company had an accumulated deficit of $344,644,568. The Company’s cash outflows for investing activities were $2,234,041 for the six months ended June 30, 2024; $19,280,966 for the year ended December 31, 2023; and $21,170,816 for the year ended December 31, 2022.

The factors above raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed below. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to raise new equity and/or debt capital. Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses by approximately $8,000,000 for 2024 across all operating areas, representing a reduction of at least 20% as compared to 2023 levels, including the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Implementation of a voluntary Company-wide payroll reduction program for all individuals with optional salary reductions of 10% to 50% depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The expected cash savings will be approximately $2,100,000 and will result in the issuance of stock awards or stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions;
●	Right-sizing of operations across all areas of the Company, including head-count hiring freezes or head-count reductions;
●	Further reductions in the rate of research and development spending on new technologies, particularly the use of external contractors;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2024 fiscal year as compared to 2023 and 2022, now that our waveguide manufacturing plant expansion has been completed and the license fees payments under the Atomistic License have been substantially made;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant in 2024, particularly to OEM customers;
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements;
●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs; and

●	Reduction in our smart glasses suggested retail pricing to attract new customers and turn our large level of smart glasses finished goods into cash at a faster pace and pursue external manufacturers for Vuzix non-waveguide production needs.

The Company has historically sold equity securities and currently has a new Registration Statement on Form S-3 that become effective in May 2024, which includes a sales agreement with an investment banking firm for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” offering. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation of the material weakness disclosed in the Company’s Form 10-K for the year ending December 31, 2023 filed on April 15, 2024.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended June 30, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

VUZIX CORPORATION

Date: August 14, 2024	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)