Form 10-Q
period 2024-09-30
Vuzix Corp
filed 2024-11-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 14, 2024, there were 73,615,485 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$14,271,666	$26,555,592
Accounts Receivable, net of allowance for credit losses of $1,992,000 at September 30, 2024 and $1,574,000 at December 31, 2023.	2,677,474	3,827,686
Accrued Revenues in Excess of Billings	488,232	165,771
Utility Improvement Refund	—	208,271
Inventories, Net	9,825,733	9,000,430
Manufacturing Vendor Prepayments	308,668	403,801
Prepaid Expenses and Other Assets	1,139,517	1,338,860

Total Current Assets	28,711,290	41,500,411

Long-Term Assets
Fixed Assets, Net	7,883,437	8,072,830
Operating Lease Right-of-Use Asset	619,155	301,185
Patents and Trademarks, Net	2,935,361	2,627,018
Technology Licenses, Net	811,311	26,851,001
Cost Method Investment in Atomistic	—	5,784,126
Other Assets, Net	886,112	1,011,111

Total Assets	$41,846,666	$86,147,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$659,272	$1,570,630
Unearned Revenue	167,883	18,839
Accrued Expenses	715,895	2,416,443
Licensing Fees Commitment	—	1,000,000
Income and Other Taxes Payable	131,976	46,727
Operating Lease Right-of-Use Liability	506,372	163,513

Total Current Liabilities	2,181,398	5,216,152

Long-Term Liabilities
Operating Lease Right-of-Use Liability	112,783	137,672

Total Liabilities	2,294,181	5,353,824

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 74,195,157 shares issued and 73,615,485 shares outstanding as of September 30, 2024 and 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023.	74,194	65,304
Additional Paid-in Capital	395,821,639	377,189,847
Accumulated Deficit	(353,866,847)	(293,984,793)
Treasury Stock, at cost, 579,672 shares as of September 30, 2024 and December 31, 2023.	(2,476,501)	(2,476,501)

Total Stockholders' Equity	39,552,485	80,793,857

Total Liabilities and Stockholders' Equity	$41,846,666	$86,147,681

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2024	66,034,769	$66,034	$382,462,147	$(344,644,568)	(579,672)	$(2,476,501)	$35,407,112
Stock-Based Compensation Expense	293,393	293	3,185,684	—	—	—	3,185,977
Stock Issued under Atomistic Stock Purchase Agreement	174,688	175	181,500	—	—	—	181,675
Stock Issued under Quanta Securities Purchase Agreement	7,692,307	7,692	9,992,308	—	—	—	10,000,000
Net Loss	—	—	—	(9,222,279)	—	—	(9,222,279)
Balance - September 30, 2024	74,195,157	$74,194	$395,821,639	$(353,866,847)	(579,672)	$(2,476,501)	$39,552,485

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2024	65,304,780	$65,304	$377,189,847	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense	1,022,398	1,022	8,457,983	—	—	—	8,459,005
Stock Option Exercises	984	1	1	—	—	—	2
Stock Issued under Atomistic Stock Purchase Agreement	174,688	175	181,500	—	—	—	181,675
Stock Issued under Quanta Securities Purchase Agreement	7,692,307	7,692	9,992,308	—	—	—	10,000,000
Net Loss	—	—	—	(59,882,054)	—	—	(59,882,054)
Balance - September 30, 2024	74,195,157	$74,194	$395,821,639	$(353,866,847)	(579,672)	$(2,476,501)	$39,552,485

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2023	63,898,889	$63,899	$369,072,625	$(263,121,219)	(579,672)	$(2,476,501)	$103,538,804
Stock-Based Compensation Expense	—	—	3,113,211	—	—	—	3,113,211
Stock Option Exercises	8,391	8	6,642	—	—	—	6,650
Net Loss	—	—	—	(10,983,008)	—	—	(10,983,008)
Balance - September 30, 2023	63,907,280	$63,907	$372,192,478	$(274,104,227)	(579,672)	$(2,476,501)	$95,675,657

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2023	63,783,779	$63,783	$362,507,715	$(243,835,716)	(464,672)	$(2,005,744)	$116,730,038
Stock-Based Compensation Expense	96,525	97	9,663,593	—	—	—	9,663,690
Stock Option Exercises	26,976	27	21,170	—	—	—	21,197
Purchases of Treasury Stock	—	—	—	—	(115,000)	(470,757)	(470,757)
Net Loss	—	—	—	(30,268,511)	—	—	(30,268,511)
Balance - September 30, 2023	63,907,280	$63,907	$372,192,478	$(274,104,227)	(579,672)	$(2,476,501)	$95,675,657

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2024	2023	2024	2023
Sales:
Sales of Products	$988,328	$1,371,851	$3,418,665	$9,988,374
Sales of Engineering Services	397,386	808,156	1,063,488	1,073,829

Total Sales	1,385,714	2,180,007	4,482,153	11,062,203

Cost of Sales:
Cost of Sales - Products Sold	1,395,939	1,884,239	4,270,983	8,270,658
Cost of Sales - Depreciation and Amortization	181,807	232,891	545,422	723,745
Cost of Sales - Engineering Services	67,816	300,421	311,993	456,953

Total Cost of Sales	1,645,562	2,417,551	5,128,398	9,451,356

Gross Profit (Loss)	(259,848)	(237,544)	(646,245)	1,610,847

Operating Expenses:
Research and Development	2,333,798	2,912,562	7,406,913	8,818,911
Selling and Marketing	1,766,246	2,832,031	6,245,411	7,881,612
General and Administrative	4,347,013	4,466,850	12,941,336	13,858,996
Depreciation and Amortization	410,697	959,353	2,569,413	2,896,840
Loss on Fixed Asset Disposal	—	—	11,277	—
Impairment on Intangible Asset and Equity Investment	181,676	—	30,301,355	—
Impairment of Patents and Trademarks	—	24,204	—	41,869

Total Operating Expenses	9,039,430	11,195,000	59,475,705	33,498,228

Loss From Operations	(9,299,278)	(11,432,544)	(60,121,950)	(31,887,381)

Other Income (Expense):
Investment Income	95,234	500,067	453,657	1,824,773
Income and Other Taxes	(44,706)	(21,715)	(62,547)	(144,930)
Foreign Exchange Gain (Loss)	26,471	(28,816)	(151,214)	(60,973)

Total Other Income, Net	76,999	449,536	239,896	1,618,870

Loss Before Provision for Income Taxes	(9,222,279)	(10,983,008)	(59,882,054)	(30,268,511)
Provision for Income Taxes	—	—	—	—

Net Loss	(9,222,279)	(10,983,008)	(59,882,054)	(30,268,511)

Basic and Diluted Loss per Common Share	$(0.14)	$(0.17)	$(0.90)	$(0.48)
Weighted-average Shares Outstanding - Basic and Diluted	67,842,379	63,324,942	66,325,723	63,257,863

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,

	2024	2023

Cash Flows From (Used In) Operating Activities
Net Loss	$(59,882,054)	$(30,268,511)
Non-Cash Adjustments
Depreciation and Amortization	3,265,636	3,620,585
Stock-Based Compensation	8,459,005	9,797,274
Impairment of Patents and Trademarks	—	41,869
Loss on Fixed Asset Disposal	11,277	—
Reserves on Trade Accounts Receivable	540,000	—
Change in Inventory Reserves for Obsolescence	—	485,183
Impairment on Intangible Assets and Equity Investments	30,301,355	—
(Increase) Decrease in Operating Assets
Accounts Receivable	610,212	(3,392,963)
Accrued Revenues in Excess of Billings	(322,461)	(168,146)
Utility Improvement Refund/Employee Retention Credit Receivable	208,271	466,705
Inventories	(825,303)	(519,092)
Manufacturing Vendor Prepayments	95,133	377,642
Prepaid Expenses and Other Assets	199,343	(295,566)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(911,358)	641,516
Accrued Expenses	(1,700,548)	(832,290)
Unearned Revenue	149,044	73,086
Income and Other Taxes Payable	85,251	(160,935)

Net Cash Flows Used in Operating Activities	(19,717,197)	(20,133,643)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(1,129,120)	(3,608,801)
Investments in Patents and Trademarks	(437,609)	(497,901)
Investments in Licenses	(1,000,000)	(9,500,000)
Investments in Software Development	—	(125,000)
Investments in Other Assets	—	(200,000)

Net Cash Flows Used in Investing Activities	(2,566,729)	(13,931,702)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from Quanta Securities Purchase Agreement	10,000,000
Proceeds from Exercise of Stock Options	—	21,196
Purchases of Treasury Stock	—	(470,757)

Net Cash Flows Provided by (Used in) Financing Activities	10,000,000	(449,561)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,283,926)	(34,514,906)
Cash and Cash Equivalents - Beginning of Period	26,555,592	72,563,943

Cash and Cash Equivalents - End of Period	$14,271,666	$38,049,037

Supplemental Disclosures
Unamortized Common Stock Expense included in Prepaid Expenses and Other Assets	$—	$1,126,777
Non-Cash Investment in Licenses	—	2,000,000
Depreciation and Amortization included in Research and Development Expense	150,801	—
Stock-Based Compensation Expense - Expensed less Previously Issued	—	133,584

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2023, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2024.

Customer Concentrations

For the three months ended September 30, 2024, two customers represented 20% of total product revenue and three customers represented 96% of engineering services revenue. For the three months ended September 30, 2023, one customer represented 21% of total product revenue and three customers represented 86% of engineering services revenue.

For the nine months ended September 30, 2024, two customers represented 23% of total product revenue and two customers represented 86% of engineering services revenue. For the nine months ended September 30, 2023, two customers represented 64% of total product revenue and four customers represented 78% of engineering services revenue.

As of September 30, 2024, three customers represented 88% of accounts receivable. As of December 31, 2023, two customers represented 73% of accounts receivable.

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

The Company incurred net losses for the nine months ended September 30, 2024 of $59,882,054; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $19,717,197 for the nine months ended September 30, 2024; $26,277,824 for the year ended December 31, 2023; and $24,521,082 for the year ended December 31, 2022. As of September 30, 2024, the Company had an accumulated deficit of $353,866,847. The Company’s cash outflows for investing activities were $2,566,729 for the nine months ended September 30, 2024; $19,280,966 for the year ended December 31, 2023; and $21,170,816 for the year ended December 31, 2022.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital and capital expenditures. The higher cash outflows totaling $32,500,000 for investments in the years ending December 31, 2023 and 2022 were mainly for the Company’s exclusive technology license and equity investment in microLED technology via Atomistic (see Notes 6 and 10). The Company’s license was terminated on July 1, 2024. As a result, the Company will not be paying further licensing development fees to Atomistic.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	On September 13, 2024, the Company received $10,000,000 under the closing of the first tranche under a Securities Purchase Agreement for the sale of up to $20,000,000 in common stock and Series B Preferred Stock with Quanta Computer Inc. Under the first closing, the Company sold $10,000,000 of common stock. The second and third tranches, which are tied to specific milestones, will each be for the sale of $5,000,000 of Series B Preferred Stock. The Company expects that these milestones will be achieved by March 2026;
●	Reductions in our cash annual operating expenses across all operating areas, representing a reduction of at least 20% as compared to 2023 levels, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Right-sizing of operations across all areas of the Company, including headcount reductions and personnel hiring freezes;
●	Implementation of a voluntary Company-wide payroll reduction program of 10% to 50% in exchange for stock options or stock awards, depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The achieved cash savings in wages will be approximately $2,100,000;
●	The Company implemented two major rounds of staff reductions in January and June 2024. As a result the Company’s current weekly gross cash salary costs are now approximately $162,000 versus $263,000 at the beginning of 2024, a decrease of $101,000 per week or 38.4% (or a total of $5,252,000 on an annual basis);
●	Further reductions in the rate of research and development spending on new technologies, particularly the use of external contractors;

●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2024 fiscal year as compared to 2023 and 2022, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers;
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements; and
●	Reduction in our existing products’ selling prices and higher volume discount levels to turn as much of our inventory of finished products into cash and pursue external manufacturers for Vuzix non-waveguide production needs.

The Company has historically raised capital through the sale of equity securities. The Company has filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a. sales agreement with an investment banking in an “at the market” offering. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

While there can be no assurance the Company will be able to successfully reduce operating expenses sufficiently enough or raise additional capital, management believes its historical ability to manage its cash flows and to obtain capital to continue operations will continue into the foreseeable future. However, as a result of this uncertainty, doubt about the Company continuing as a going concern has not been fully alleviated to the satisfaction of its external auditors as noted in their audit report included with to the Company’s 10-K filed with the SEC on April 15, 2024.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. The adoption of ASU 2023-09 is not expected to have a significant impact on the Entity’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The adoption of ASU 2023-07 is not expected to have a significant impact on the Entity’s consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Products Sales	$988,328	$1,371,851	$3,418,665	$9,988,374
Engineering Services	397,386	808,156	1,063,488	1,073,829

Total Revenue	$1,385,714	$2,180,007	$4,482,153	$11,062,203

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

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer an extended warranty to customers that extends the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our Engineering Services contracts vary from contract to contract but typically include payment terms of Net 30 days from the date of billing, subject to an agreed upon customer acceptance period.

As of September 30, 2024 and 2023, there were $125,400 and nil, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Point-in-Time	71%	63%	76%	90%
Over Time – Input Method	29%	37%	24%	10%

Total	100%	100%	100%	100%

Remaining Performance Obligations

As September 30, 2024, the Company had $2,161,768 of remaining performance obligations under a current waveguide development project, including initial product production, which represents the remainder of transaction prices totaling $3,500,000 under this development project, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project based upon expected due dates, in the amounts of 9% in 2024 and 91% in 2025. Revenues earned less amounts invoiced at September 30, 2024 was $488,232 and $165,771 at December 31, 2023.

As of September 30, 2023, the Company had approximately $3,200,000 of remaining performance obligations under four current waveguide development projects, which amount represents the remainder of the total transaction price of approximately $4,400,000 under this development project, less revenue recognized under percentage of completion to date.

As of September 30, 2024, the Company had no material outstanding performance obligations related to product sales, other than its standard and extended product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2024 and 2023, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2024 and 2023, there were 10,653,332 and 8,695,308 common stock share equivalents, for the three months then ended, respectively, potentially issuable from the exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	September 30,	December 31,
	2024	2023

Purchased Parts and Components	$8,871,676	$9,500,415
Work-in-Process	292,902	394,923
Finished Goods	5,326,426	4,880,643
Less: Reserve for Obsolescence	(4,665,271)	(5,775,551)

Inventories, Net	$9,825,733	$9,000,430

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	September 30,	December 31,
	2024	2023
Tooling and Manufacturing Equipment	$9,780,066	$8,793,192
Leasehold Improvements	2,840,176	3,162,695
Computers and Purchased Software	679,138	833,794
Furniture and Equipment	2,431,846	2,580,904
	15,731,226	15,370,585
Less: Accumulated Depreciation	(7,847,789)	(7,297,755)
Fixed Assets, Net	$7,883,437	$8,072,830

December 31, 2023 asset groupings have been reclassified to conform with the September 30, 2024 presentation.

As of September 30, 2024 and December 31, 2023 there was $4,813,538 and $5,981,271, respectively, of fixed assets that are not yet placed into service.

Total depreciation expense for fixed assets for the three months ended September 30, 2024 and 2023 was $364,771 and $102,677, respectively. Total depreciation expense for fixed assets for the nine months ended September 30, 2024 and 2023 was $886,813 and $317,061, respectively.

Note 6 – Technology Licenses, Net

The changes in the Company’s Technology Licenses for the nine months ended September 30, 2024, were as follows:

	September 30,	December 31,
	2024	2023

Licenses	$32,443,356	$32,443,356
Write-Offs	(30,000,000)	—
Less: Accumulated Amortization	(1,632,045)	(5,592,355)
Licenses, Net	$811,311	$26,851,001

Total amortization expense related to technology licenses for the three months ended September 30, 2024 and 2023 was $50,267 and $776,667, respectively. Total amortization expense related to technology licenses for the nine months ended September 30, 2024 and 2023 was $1,708,402 and $2,480,753, respectively.

The Company decided to cease further funding of development activities with Atomistic SAS (“Atomistic”) under the license agreement, dated December 16, 2022, among the Company, Atomistic, and Atomistic’s two principals (the “License Agreement”). The Company’s decision gave Atomistic the right under the License Agreement to terminate the Granted License (as defined under the License Agreement), which right Atomistic exercised on July 1, 2024. As a result of the termination of the granted license, on July 1, 2024, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, had been impaired as the Company no longer held exclusive licensing rights to the technology for its use.

Notwithstanding the termination of the Granted License, the Company will be entitled to certain License Royalties (as defined under the License Agreement) from Atomistic if it licenses the technology that was the subject of the granted license.

Note 7 - Other Assets

The Company’s Other Assets, were as follows:

	September 30,	December 31,
	2024	2023
Private Corporation Investments	$650,000	$450,000
Additions	—	200,000
Total Private Corporation Investments (at cost)	650,000	650,000

Software Development Costs	1,000,000	875,000
Additions	—	125,000
Less: Accumulated Amortization	(763,888)	(638,889)
Software Development Costs, Net	236,112	361,111

Total Other Assets	$886,112	$1,011,111

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

Total amortization expense related to all software updates, included in cost of sales, for the three months ended September 30, 2024, and 2023 were $41,666 and $83,333, respectively. Total amortization expense related to all software updates, included in cost of sales, for the nine months ended September 30, 2024, and 2023 were $124,999 and $222,222, respectively.

Note 8 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023

Accrued Wages and Related Costs	$324,051	$1,711,707
Accrued Professional Services	247,250	362,100
Accrued Warranty Obligations	131,327	188,249
Other Accrued Expenses	13,267	154,387

Total	$715,895	$2,416,443

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

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2024, were as follows:

Accrued Warranty Obligations at December 31, 2023	$188,249
Reductions for Settling Warranties	(159,482)
Warranties Issued During Period	102,560

Accrued Warranty Obligations at September 30, 2024	$131,327

Note 9 – Income Taxes

The Company’s effective income tax rate is a combination of federal, state and foreign tax rates and differs from the U.S. statutory rate due to taxes on foreign income, permanent differences including tax-exempt interest, and the resolution of tax uncertainties, offset by a valuation allowance against U.S. deferred income tax assets.

Note 10 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of September 30, 2024, and December 31, 2023.

Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on September 30, 2024, and December 31, 2023.

Of the above total, the Company designated 800,000 shares as Series B Convertible Preferred Stock. There were nil shares of Series B Preferred Stock issued and outstanding on September 30, 2024, and December 31, 2023. The Series B Preferred Stock will entitle the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly. Each share of Series B Preferred Stock will be convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for stock splits, stock dividends, and similar transactions. The Company may, at its option at any time, redeem the Series B Preferred Stock. The Series B Preferred Stock will not entitle the holders to voting rights, except with respect to certain actions which will require the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock, or as required by law.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 74,195,157 shares issued and 73,615,485 shares outstanding as of September 30, 2024 and 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023.

On September 3, 2024, Vuzix entered into a Securities Purchase Agreement (“SPA”) with Quanta Computer Inc. (“Quanta”), for the sale by the Company to Quanta of (i) $10,000,000 of the Company’s common stock, and (ii) up to $10,000,000 of the Company’s newly created Series B Convertible Preferred Stock.

The first closing under the SPA, for the sale of $10,000,000 of the Company’s common stock at a purchase price of $1.30 per share, occurred on September 13, 2024.

The second closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock, at a purchase price per share equal to the higher of (a) $13.00 or (b) ten times the volume-weighted average sale price of the common stock for the thirty trading days before the date on which the conditions for the second closing are met, will occur fifteen business days after the day on which closing conditions for such closing are met or waived, or such other date as may be agreed to between the Company and Quanta. The second closing will be subject to, among other closing conditions, the Waveguide Plate Production Capacity Rate (as defined under the SPA) at the Company’s Rochester, New

York waveguide manufacturing plant being reasonably demonstrated to reach certain production levels and yields based on a Sampled run-rate basis (as defined in the SPA).

The third closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock, at a purchase price per share equal to the higher of (a) $13.00 or (b) ten times the volume-weighted average sale price of the common stock for the thirty trading days before the date on which the conditions for the third closing are met, will occur fifteen business days after the day on which closing conditions for such closing are met or waived, or such other date as may be agreed to between the Company and Quanta. The third closing will be subject to, among other closing conditions, the Waveguide Plate Production Capacity Rate at the Company’s Rochester, New York waveguide manufacturing plant being reasonably demonstrated to reach certain production levels and yields based on a Sampled run-rate basis.

The SPA may be terminated by either party if the second closing has not occurred by September 3, 2025 or within 12 months from the date of the Purchase Agreement, or if the third closing has not occurred by March 3, 2026 or within 18 months from the date of the Purchase Agreement.

The Company expects use up to 15% of the net proceeds under the SPA for collaboration on Consumer and Enterprise new generation product development associated with smart glasses for each Party’s needs and third-party consumers utilizing waveguides of the Company over the term of the SPA.

In connection with the Atomistic Technology Licenses discussed in Note 6, on November 20, 2023, the Company issued a total of 1,397,500 shares of common stock to the Founders of Atomistic SAS (“Atomistic”) for the achievement of certain technological milestones under a license agreement entered into between the Company, Atomistic and the Founders, along with cash consideration in exchange for equity in Atomistic. Pursuant to the Stock Purchase Agreement with Atomistic and its Founders, the Company will, contingent upon completion of certain deliverables and the achievement of further milestones contained in the Atomistic Agreements, be committed to issue, depending on the Company’s share price at the time of their issuance, a further minimum of approximately 782,500 up to a maximum of 1,271,564 common shares to the Founders of Atomistic (as consideration for certain shares of Atomistic) which would result in Vuzix owning Series A Preferred shares in Atomistic.

In connection with the Atomistic Agreements, on August 12, 2024, the Company issued a total of 174,688 shares of common stock at a fair market value of $1.04 per share (closing price on August 9, 2024) or $181,676 to the Founders of Atomistic SAS (“Atomistic”) for the achievement of certain technological milestones. This issuance was recorded as an additional impairment charge related to the Atomistic equity investment in the third quarter of 2024.

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

The Company decided to cease further funding of development activities with Atomistic SAS (“Atomistic”) under the license agreement, dated December 16, 2022, among the Company, Atomistic, and Atomistic’s two principals (the “License Agreement”). The Company’s decision gave Atomistic the right under the License Agreement to terminate the Granted License (as defined under the License Agreement), which right Atomistic exercised on July 1, 2024.

Treasury Stock

On March 2, 2022, our Board of Directors approved the repurchase by the Company of up to an aggregate of $25 million of our common stock by open market or privately negotiated transactions under the Share Buyback Program.  This program was in effect for one year and expired on March 2, 2023. During the nine months ended September 30, 2023, the Company repurchased 115,000 shares of our common stock at an average cost of $4.06, before commission of $0.03 per share. As of September 30, 2024, 579,672 shares of our common stock were held in treasury.

Note 11 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 12) for the nine months ended September 30, 2024, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2023	2,911,308	$7.60	6.30
Granted	2,774,739	1.33
Exercised	(10,937)	1.33
Expired or Forfeited	(756,278)	6.03

Outstanding at September 30, 2024	4,918,832	$4.33	7.69

The weighted average remaining contractual term for all options as of September 30, 2024, and December 31, 2023, was 7.69 years and 6.30 years, respectively.

As of September 30, 2024, there were 1,977,796 options that were fully vested and exercisable at a weighted average exercise price of $7.72 per share. The weighted average remaining contractual term of the vested options is 5.1 years.

As of September 30, 2024, there were 2,941,036 unvested options exercisable at a weighted average exercise price of $2.07 per share. The weighted average remaining contractual term of the unvested options is 9.4 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method.

During the nine months ended September 30, 2024, the Company issued 232,766 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2024 to June 2025 and for the onboarding of the new director. The fair market value on the date of award of the stock issued was $1.41, resulting in an aggregate fair value of approximately $328,200. The fair market value of these awards is expensed over twelve (12) months for 212,766 shares and twenty-four (24) months for 20,000 shares beginning on July 1, 2024.

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

For the three months ended September 30, 2024, and 2023, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $1,776,684 and $1,110,331, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $4,231,127 and $3,322,961, respectively.

As of September 30, 2024, the Company had $4,162,712 of unrecognized stock compensation expense related to stock options and stock awards, which will be recognized over a weighted average period of one year.

Note 12 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended September 30, 2024, and 2023, the Company recorded non-cash stock-based compensation expense of $1,409,294 and $2,186,682, respectively, for options that vested or are probable to vest. For the nine months ended September 30, 2024, and 2023, the Company recorded non-cash stock-based compensation expense of $4,227,880 and $6,474,313, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of September 30, 2024, we had $4,565,443 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which are being recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the completion of the requisite service period for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of September 30, 2024, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $33.7 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,359,500 unvested options outstanding as of September 30, 2024, there are 2,679,750 unvested options for the achievement of Equity Market Capitalization targets, 1,875,825 unvested options for the achievement of annual revenue targets, and 803,925 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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

Note 14 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of September 30, 2024, were as follows:

2024	$139,631
2025	511,980
Total Future Lease Payments	651,611
Less: Imputed Interest	(32,456)
Total Lease Liability Balance	$619,155

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

Operating lease costs under the operating leases totaled $177,490 and $209,475 for the three months ended September 30, 2024, and 2023, respectively. Operating lease costs under the operating leases totaled $553,138 and $620,166 for the nine months ended September 30, 2024, and 2023, respectively.

As of September 30, 2024, the weighted average discount rate was 8.3% and the weighted average remaining lease term was 1.2 years.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in our accounting policies for the three months ended September 30, 2024.

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

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
			Dollar	% Increase
	2024	2023	Change	(Decrease)

Sales:
Sales of Products	$988,328	$1,371,851	$(383,523)	(28)%
Sales of Engineering Services	397,386	808,156	(410,770)	(51)%

Total Sales	1,385,714	2,180,007	(794,293)	(36)%

Cost of Sales:
Cost of Sales - Products	1,395,939	1,884,239	(488,300)	(26)%
Cost of Sales - Depreciation and Amortization	181,807	232,891	(51,084)	(22)%
Cost of Sales - Engineering Services	67,816	300,421	(232,605)	(77)%

Total Cost of Sales	1,645,562	2,417,551	(771,989)	(32)%

Gross Loss	(259,848)	(237,544)	(22,304)	9%
Gross Loss%	(19)%	(11)%

Operating Expenses:
Research and Development	2,333,798	2,912,562	(578,764)	(20)%
Selling and Marketing	1,766,246	2,832,031	(1,065,785)	(38)%
General and Administrative	4,347,013	4,466,850	(119,837)	(3)%
Depreciation and Amortization	410,697	959,353	(548,656)	(57)%
Impairment on Intangible Asset and Equity Investment	181,676	—	181,676	NM
Impairment of Patents and Trademarks	—	24,204	(24,204)	(100)%

Loss from Operations	(9,299,278)	(11,432,544)	2,133,266	(19)%

Other Income (Expense):
Investment Income	95,234	500,067	(404,833)	(81)%
Income and Other Taxes	(44,706)	(21,715)	(22,991)	106%
Foreign Exchange Gain (Loss)	26,471	(28,816)	55,287	(192)%

Total Other Income, Net	76,999	449,536	(372,537)	(83)%

Loss Before Provision for Income Taxes	(9,222,279)	(10,983,008)	1,760,729	(16)%
Provision for Income Taxes	—	—	—	—%

Net Loss	$(9,222,279)	$(10,983,008)	$1,760,729	(16)%

Sales.   There was a decrease in total sales for the three months ended September 30, 2024, compared to the same period in 2023 of $794,293, or 36%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Sales of Products	$988,328	71%	$1,371,851	63%	$(383,523)	(28)%
Sales of Engineering Services	397,386	29%	808,156	37%	(410,770)	(51)%
Total Sales	$1,385,714	100%	$2,180,007	100%	$(794,293)	(36)%

Sales of products decreased by 28% for the three months ended September 30, 2024, compared to the same period in 2023. Reduced sales of smart glasses was the primary driver of this decrease as unit sales of our M400 product decreased compared to the previous year’s comparable period.

Sales of engineering services for the three months ended September 30, 2024, was $397,386, compared to $808,156 in the comparable 2023 period.

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

	Three Months Ended	As % Related	Three Months Ended	As % Related	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Product Cost of Sales	$846,211	61%	$1,558,813	72%	$(712,602)	(46)%
Manufacturing Overhead - Unapplied	549,728	40%	325,426	15%	224,302	69%
Depreciation and Amortization	181,807	13%	232,891	11%	(51,084)	(22)%
Engineering Services Cost of Sales	67,816	5%	300,421	14%	(232,605)	(77)%

Total Cost of Sales	$1,645,562	119%	$2,417,551	111%	$(771,989)	(32)%

Gross Profit (Loss)	$(259,848)	(19)%	$(237,544)	(11)%	$(22,304)	9%

For the three months ended September 30, 2024, there was a gross loss from total sales of $259,848, or 19% as compared to a gross loss of $237,544, or 11% in the comparable period in 2023.

Unapplied manufacturing overhead costs, not already added in product cost of sales, increased by $224,302 or 69% for the three months ended September 30, 2024, over the 2023 comparable period and increased as a percentage of total sales to 40% as compared to 15% in 2023 due to lower quarterly product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a decrease in actual versus originally planned production levels during the period in preparation for the temporary cessation of smart glasses production in the second half of 2024 at our Rochester, New York plant.

Depreciation and Amortization included in cost of sales was 22% less than the comparable period in the 2023 period, due to the full amortization and depreciation of certain manufacturing assets.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Research and Development Costs	$1,813,993	131%	$2,504,307	115%	$(690,314)	(28)%
Related Stock-based Compensation (non-cash)	519,805	38%	408,255	19%	111,550	27%
Total Research and Development	$2,333,798	168%	$2,912,562	134%	$(578,764)	(20)%

Total research and development expenses for the three months ended September 30, 2024 decreased by $578,764, or 20%, compared to the comparable period in 2023. This decrease was largely due to a $403,791 decrease in external development costs and a $222,899 decrease in salary and benefits related expenses; partially offset by a $111,550 increase in non-cash stock-based compensation primarily driven by the voluntary salary reduction program.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Selling and Marketing Costs	$1,407,913	102%	$2,531,866	116%	$(1,123,953)	(44)%
Related Stock-based Compensation (non-cash)	358,333	26%	300,165	14%	58,168	19%
Total Selling and Marketing	$1,766,246	127%	$2,832,031	130%	$(1,065,785)	(38)%

Total selling and marketing expenses for the three months ended September 30, 2024 decreased by $1,065,785, or 38%, compared to the comparable period in 2023. This overall decrease was largely due to a decrease of $532,919 in advertising and tradeshow expenses; a $427,062 decrease in salary and benefits related expenses driven by headcount decreases; a decrease of $224,916 in travel related expenses; a decrease of $124,645 in external consulting expenses; and a $37,792 decrease in computer hardware and supplies expense; partially offset by a $250,000 increase to our allowance for credit losses; and a $58,168 increase in non-cash stock-based compensation primarily driven by the voluntary salary reduction program.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
General and Administrative Costs	$2,111,283	152%	$1,889,709	87%	$221,574	12%
Related Stock-based Compensation (non-cash)	2,235,730	161%	2,577,141	118%	(341,411)	(13)%
Total General and Administrative	$4,347,013	314%	$4,466,850	205%	$(119,837)	(3)%

Total general and administrative expenses for the three months ended September 30, 2024, decreased by $119,837, or 3%, compared to the comparable period in 2023. This decrease was largely due to a decrease of $390,724 in salary and benefits related expenses; a $341,411 decrease in non-cash stock-based compensation; a decrease of $101,166 in insurance premiums; a $47,170 decrease in recruiting and hiring expenses; and a decrease of $41,706 in external consulting expenses; partially offset by an increase of $602,414 in investor relations expenses; a $133,326 increase in legal expense; an increase of $57,269 in additional accounting and auditing fees; and an increase of $42,747 in supplies expense.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended September 30, 2024, was $410,697, compared to $959,353 in the comparable period in 2023, or a decrease of $548,656. This decrease was due to the write-off of our Atomistic technology license intangible asset at June 30, 2024. This intangible asset was previously being amortized over a ten-year period.

Other Income, Net. Total other income was $76,999 for the three months ended September 30, 2024, compared to other income of $449,536 in the comparable period in 2023, a decrease of $372,537. The overall decrease in other income was primarily the result of a decrease of $404,833 in investment income due to lower excess cash on-hand to invest; a foreign exchange gain of $26,471 versus a loss of $28,816 in the comparable period in 2023; partially offset by an increase of $22,991 in income and other taxes.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending September 30, 2024, and 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
			Dollar	% Increase
	2024	2023	Change	(Decrease)

Sales:
Sales of Products	$3,418,665	$9,988,374	$(6,569,709)	(66)%
Sales of Engineering Services	1,063,488	1,073,829	(10,341)	(1)%

Total Sales	4,482,153	11,062,203	(6,580,050)	(59)%

Cost of Sales:
Cost of Sales - Products Sold	4,270,983	8,270,658	(3,999,675)	(48)%
Cost of Sales - Depreciation and Amortization	545,422	723,745	(178,323)	(25)%
Cost of Sales - Engineering Services	311,993	456,953	(144,960)	(32)%

Total Cost of Sales	5,128,398	9,451,356	(4,322,958)	(46)%

Gross Profit (Loss)	(646,245)	1,610,847	(2,257,092)	(140)%
Gross Profit (Loss) %	(14)%	15%

Operating Expenses:
Research and Development	7,406,913	8,818,911	(1,411,998)	(16)%
Selling and Marketing	6,245,411	7,881,612	(1,636,201)	(21)%
General and Administrative	12,941,336	13,858,996	(917,660)	(7)%
Depreciation and Amortization	2,569,413	2,896,840	(327,427)	(11)%
Loss on Fixed Asset Disposal	11,277	—	11,277	NM
Impairment on Intangible Asset and Equity Investment	30,301,355	—	30,301,355	NM
Impairment of Patents and Trademarks	—	41,869	(41,869)	(100)%

Loss from Operations	(60,121,950)	(31,887,381)	(28,234,569)	89%

Other Income (Expense):
Investment Income	453,657	1,824,773	(1,371,116)	(75)%
Income and Other Taxes	(62,547)	(144,930)	82,383	(57)%
Foreign Exchange Loss	(151,214)	(60,973)	(90,241)	148%

Total Other Income, Net	239,896	1,618,870	(1,378,974)	(85)%

Net Loss	$(59,882,054)	$(30,268,511)	$(29,613,543)	98%

Sales.   There was a decrease in total sales for the nine months ended September 30, 2024, compared to the same period in 2023 of $6,580,050, or 59%. The following table reflects the major components of our sales:

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Sales of Products	$3,418,665	76%	$9,988,374	90%	$(6,569,709)	(66)%
Sales of Engineering Services	1,063,488	24%	1,073,829	10%	(10,341)	(1)%
Total Sales	$4,482,153	100%	$11,062,203	100%	$(6,580,050)	(59)%

Sales of products decreased by 66% for the nine months ended September 30, 2024, compared to the same period in 2023. Reduced smart glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased substantially compared to the previous year’s comparable period, when two major distributors placed significant stocking orders in the first half of 2023.

Sales of engineering services for the nine months ended September 30, 2024, was $1,063,488 as compared to $1,073,829 in the comparable 2023 period.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Product Cost of Sales	$2,772,109	62%	$7,046,018	64%	$(4,273,909)	(61)%
Manufacturing Overhead - Unapplied	1,498,874	33%	1,224,640	11%	274,234	22%
Depreciation and Amortization	545,422	12%	723,745	7%	(178,323)	(25)%
Engineering Services Cost of Sales	311,993	7%	456,953	4%	(144,960)	(32)%

Total Cost of Sales	5,128,398	114%	9,451,356	85%	(4,322,958)	(46)%

Gross Profit (Loss)	$(646,245)	(14)%	$1,610,847	15%	$(2,257,092)	(140)%

For the nine months ended September 30, 2024, there was a gross loss from total sales of $646,245, or 14% as compared to a gross profit of $1,610,847, or 15% in the comparable period in 2023.

Unapplied manufacturing overhead costs, not already added in product cost of sales, increased by $274,234, or 22% for the nine months ended September 30, 2024 over the 2023 comparable period and increased as a percentage of total sales to 33% as compared to 11% in 2023 due to lower quarterly product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a decrease in actual versus originally planned production levels during the period and the temporary cessation of smart glasses production in the second half of 2024.

Depreciation and Amortization included in cost of sales decreased by $178,323, or 25% for the nine months ended September 30, 2024 versus the 2023 period, due to the full amortization and depreciation of certain manufacturing assets.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Research and Development Costs	$6,090,095	136%	$7,591,388	69%	$(1,501,293)	(20)%
Related Stock-based Compensation (non-cash)	1,316,818	29%	1,227,523	11%	89,295	7%
Total Research and Development Costs	$7,406,913	165%	$8,818,911	80%	$(1,411,998)	(16)%

Total research and development expenses for the nine months ended September 30, 2024 decreased by $1,411,998, or 16% compared to the comparable period in 2023. This decrease was largely due to a $713,285 decrease in external development costs; a $630,246 decrease in salary and benefits related expenses; and a $62,444 decrease in supplies expenses; partially offset by a $89,295 increase in non-cash stock-based compensation primarily driven by the voluntary salary reduction program.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
Selling and Marketing Costs	$5,365,165	120%	$7,100,002	64%	$(1,734,837)	(24)%
Related Stock-based Compensation (non-cash)	880,246	20%	781,610	7%	98,636	13%
Total Selling and Marketing	$6,245,411	139%	$7,881,612	71%	$(1,636,201)	(21)%

Total selling and marketing expenses for the nine months ended September 30, 2024 decreased by $1,636,201, or 21% compared to the comparable period in 2023. This decrease was largely due to a decrease of $1,016,185 in advertising and tradeshow expenses; a $730,290 decrease in salary and benefits related expenses driven by headcount decreases; a decrease of $348,656 in travel related expenses; and a $108,880 decrease in external consulting expenses; partially offset by a $540,000 increase to our allowance for credit losses; and a $98,636 increase in non-cash stock-based compensation primarily driven by the voluntary salary reduction program.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2024	Total Sales	September 30, 2023	Total Sales	Change	(Decrease)
General and Administrative Costs	$6,840,739	153%	$6,200,467	56%	$640,272	10%
Related Stock-based Compensation (non-cash)	6,100,597	136%	7,658,529	69%	(1,557,932)	(20)%
Total General and Administrative	$12,941,336	289%	$13,858,996	125%	$(917,660)	(7)%

Total general and administrative expenses for the nine months ended September 30, 2024, decreased by $917,660, or 7% compared to the comparable period in 2023. This decrease was largely due to a decrease of $315,518 in salary and benefits related expenses; a $1,557,932 decrease in non-cash stock-based compensation; a decrease of $160,697 in insurance premiums; a decrease of $141,054 in external consulting expenses; a decrease of $47,796 in recruitment and hiring expenses; and a decrease of $46,257 in travel expenses; partially offset by an increase of $568,938 in legal expenses; an increase of $418,895 in investor relations expenses; and an increase of $342,459 in additional accounting and auditing fees related to the finalization of the 2023 audit.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the nine months ended September 30, 2024, was $2,569,413, compared to $2,896,840 in the comparable period in 2023 or a decrease of $327,427. This decrease was due to a significant decrease in amortization expense related to our Atomistic technology license, which was written-off as of June 30, 2024; partially offset by increases in depreciation related to leasehold improvements being put into service this year related to our new waveguide manufacturing facility.

Impairment on Intangible Asset and Equity Investment.  For the nine months ended September 30, 2024 there was a total impairment charge on an intangible and an equity investment of $30,301,355. On July 1, 2024, Atomistic exercised its option to terminate its previously granted license related to certain microLED technologies it was developing, and as a result of the termination of the granted license, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, was impaired as the Company no longer has exclusive licensing rights to the technology. The Company had a related equity interest in Atomistic, a private French company, and determined that at this point in time, the Company is unable to reasonably estimate a value to its future value and therefore recorded a full impairment of its investment in Atomistic resulting in a write-down charge of $5,664,446 for the period ended June 30, 2024.

The Company retains an equity interest in Atomistic, the right to appoint a member to the Atomistic board of directors and certain other rights as an equity owner pursuant to the stock purchase agreement and shareholders’ agreement entered into in connection with the License Agreement. The Company’s equity interest in Atomistic entitles it to a preferential allocation to 49% of the distributable amounts in the event of a liquidation event, such as an acquisition of Atomistic or its assets. A share of any future royalties it receives from the technology based on the license and the 49% liquidation preferred allocation value, if any, are considered gain contingencies and will not be recorded until any specific events materialize.

Other Income, Net. Total other income was $239,896 for the nine months ended September 30, 2024, compared to other income of $1,618,870 in the comparable period in 2023, a decrease of $1,378,974. The overall decrease in other income was primarily the result of a decrease of $1,371,116 in investment income due to lower excess cash on-hand to invest; an increase of $90,241 in foreign exchange losses; partially offset by a decrease in income and other taxes of $82,383.

Provision for Income Taxes. There was not a provision for income taxes in the respective nine-month periods ending September 30, 2024, and 2023.

Liquidity and Capital Resources

Capital Resources: As of September 30, 2024, we had cash and cash equivalents of $14,271,666, a decrease of $12,283,926 from $26,555,592 as of December 31, 2023.

As of September 30, 2024, we had current assets of $28,711,290 compared to current liabilities of $2,181,398 which resulted in a positive working capital position of $26,529,892. As of December 31, 2023, we had a working capital position of $36,284,259. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the nine months ended:

	September 30,	September 30,
	2024	2023
Net Cash Provided by (used in)
Operating Activities	$(19,717,197)	$ (20,133,643)
Investing Activities	(2,566,729)	(13,931,702)
Financing Activities	10,000,000	(449,561)

During the nine months ended September 30, 2024 we used $19,717,197 of cash for operating activities. Net changes in working capital items were $2,412,416 for the nine months ended September 30, 2024, with the largest factors resulting from a $2,611,906 decrease in trade accounts payables and accrued expenses; a $730,170 increase in inventory and vendor prepayments; a $496,022 decrease in trade accounts and other receivables; and a $199,343 decrease in other prepaid expenses. For the nine months ended September 30, 2023, we used a total of $20,133,643 in cash for operating activities.

During the nine months ended September 30, 2024, we used $2,566,729 of cash for investing activities, which included: $1,129,120 in manufacturing equipment and tooling for our new waveguide manufacturing facility; $1,000,000 final payment made towards our technology license fee commitment with Atomistic; and $437,609 in patent and trademark expenditures. For the nine months ended September 30, 2023, we used a total of $13,931,702 in cash for investing activities.

During the nine months ending September 30, 2024, $10,000,000 was provided by financing activities related to the Company’s SPA executed with Quanta Computer Inc. on September 3, 2024 (see Note 10 for further details). For the nine months ended September 30, 2023, we used $449,561 in net cash for financing activities.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development and capital expenditures. Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. The Company incurred net losses for the nine months ended September 30, 2024 of $59,882,054; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $19,717,197 for the nine months ended September 30, 2024; $26,277,824 for the year ended December 31, 2023; and $24,521,082 for the year ended December 31, 2022. As of September 30, 2024, the Company had an accumulated deficit of $353,866,847. The Company’s cash outflows for investing activities were $2,566,729 for the nine months ended September 30, 2024; $19,280,966 for the year ended December 31, 2023; and $21,170,816 for the year ended December 31, 2022.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital and capital expenditures. The higher cash outflows totaling $32,500,000 for investments in the years ending December 31, 2023 and 2022 were mainly for the Company’s exclusive technology license and equity investment in microLED technology via Atomistic (see Notes 6 and 10). The Company’s license was terminated on July 1, 2024. As a result, the Company will not be paying further licensing development fees to Atomistic.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	On September 13, 2024, the Company received $10,000,000 under the closing of the first tranche under a securities purchase agreement for the sale of up to $20,000,000 in common stock and Series B Preferred Stock with Quanta Computer Inc. Under the first closing, the Company sold $10,000,000 of common stock. The second and third tranches, which are tied to specific milestones that can be satisfied anytime or waived, will each be for the sale of $5,000,000 of Series B Preferred Stock. The Company expects that these milestones will be achieved by March 2026;
●	Reductions in our cash annual operating expenses across all operating areas, representing a reduction of at least 20% as compared to 2023 levels, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Right-sizing of operations across all areas of the Company, including headcount reductions and personnel hiring freezes;
●	Implementation of a voluntary Company-wide payroll reduction program of 10% to 50% in exchange for stock options or stock awards, depending upon the respective base salary level for the period running from May 1, 2024 to April 30, 2025. The achieved cash savings in wages will be approximately $2,100,000;
●	The Company implemented two major rounds of staff reductions in January and June 2024. As a result, the Company’s current weekly gross cash salary costs are now approximately $162,000 versus $263,000 at the beginning of 2024, a decrease of $101,000 per week or 38.4% (or a total of $5,252,000 on an annual basis);
●	Further reductions in the rate of research and development spending on new technologies, particularly the use of external contractors;
●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2024 fiscal year as compared to 2023 and 2022, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers;
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements; and
●	Reduction in our existing products’ selling prices and higher volume discount levels to turn as much of our inventory of finished products into cash and pursue external manufacturers for Vuzix non-waveguide production needs.

The Company has historically raised capital through the sale of equity securities. The Company has filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a. sales agreement with an investment banking in an “at the market” offering. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2024.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended September 30, 2024, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

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

VUZIX CORPORATION

Date: November 14, 2024	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)