Form 10-K
period 2024-12-31
Vuzix Corp
filed 2025-03-13
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2024 was approximately $81,700,000 (based on the closing price of the common stock of $1.35 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 13, 2025, there were 76,242,415 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2025 annual meeting of stockholders.

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

Forward-looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, except as may be required by applicable law. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Part 1

Item 1.    Business

Company Overview

Incorporated in Delaware in 1997, Vuzix Corporation ("Vuzix" or "the Company") is a leading designer, manufacturer, and marketer of Artificial Intelligence (AI)-powered Smart Glasses, Waveguides, and Augmented Reality (AR) technologies. Our solutions serve the enterprise, medical, defense, security, and select consumer markets, offering cutting-edge wearable computing and display technologies that enhance productivity and operational efficiency.

Our product lineup includes near-eye displays (NEDs), heads-up displays (HUDs), and wearable computing devices that provide users with a high-quality, portable viewing experience. These smart display systems—worn like eyeglasses or attached to a head-mounted frame—typically include cameras, sensors, and onboard computing that allow users to view, record, and interact with video and digital content, including internet-based applications, cloud-based AI assistants, and real-time AR overlays. Our proprietary waveguide optics and display engines, which can power both Vuzix-branded Smart Glasses and third-party Original Design Manufacturers (“ODM”) and Original Equipment Manufacturers (“OEM”) devices, set us apart in the AR industry.

Historically, most AR and AI-enabled wearable displays have been bulky, goggle-like headsets that limit widespread adoption. Vuzix has developed thin, fully see-through waveguides that integrate miniature display engines into the temples of the glasses, significantly reducing weight and form factor. Our Smart Glasses are designed for all-day use, with some models compact enough to fit in a pocket or purse. Unlike many competing products, Vuzix Smart Glasses require no external cabling or tethering to a separate computing device or battery pack.

Our waveguide optics and display engines offer key advantages over other see-through wearable displays and traditional optics that occlude the wearer’s view, including:

●	Higher contrast and brightness, making them ideal for outdoor and enterprise use.
●	Greater power efficiency, extending battery life for all-day operation.
●	Lightweight and compact design, enhancing comfort and usability.
●	Seamless prescription lens integration, allowing our Smart Glasses to maintain the look and feel of conventional eyewear.
●	Advanced eye-glow reduction technology, minimizing unwanted forward light leakage—a major concern in the industry.

Beyond developing and selling our own Vuzix-branded Smart Glasses, we are expanding our business model to provide custom optical display solutions and engineering services for ODMs and OEMs. These customers can leverage our waveguide technology to develop fully integrated AR-enabled wearable displays for commercial, industrial, defense, and consumer applications.

Our in-house waveguide manufacturing capabilities can provide a turnkey production platform for companies looking to integrate AR technology into their branded products. This ODM/OEM strategy positions Vuzix as a leading supplier of next-generation AR optics, supporting major technology firms, defense contractors, and consumer electronics brands. Through this strategy, we offer:

●	High-volume, cost-effective waveguide production for ODM/OEM customers.
●	Customizable display engine and waveguide solutions tailored to unique partner requirements.

●	White-labeled AI/AR Smart Glasses reference designs that ODMs and OEMs can brand and commercialize.
●	Our proprietary waveguide manufacturing processes ensure scalability and cost efficiency, allowing us to produce high-performance optics at market-competitive prices.

Vuzix has built a strong intellectual property portfolio spanning over 25 years of experience in wearable display technology. This includes patents covering waveguide optics and nano-imprinting techniques, custom micro-display engine designs, and advanced AR computing interfaces, and ergonomic wearable form factors.

We believe our proprietary technology and manufacturing expertise creates a strong competitive advantage, ensuring continued leadership in high-performance AR display solutions.

We believe our compact display engine technologies and waveguide optics are key enablers of next-generation AI and AR-powered Smart Glasses. These technologies are advancing rapidly, allowing us to develop near-eye displays that closely resemble traditional eyeglasses while maintaining cutting-edge computing and interactive capabilities.

Our primary growth opportunities span the following markets and use cases:

●	Enterprise – Hands-free data visualization, workflow optimization, and remote collaboration.
●	Medical – Surgical assistance, telemedicine, and augmented patient care.
●	Defense & Security – Situational awareness, training, and mission-critical AR applications.
●	Consumer Electronics – AI-driven personal assistants, navigation, and real-time information overlays.

To support these markets, we continue to expand our software ecosystem, working with value-added resellers (VARs), system integrators, and application developers, including Moviynt, our internal software solutions development team. This broad network of partners and enterprise customers enhances our reach and accelerates market adoption of AR-powered Smart Glasses.

Our History

Historically, we have focused on three markets: the consumer markets for VR, entertainment, and mobile video; Smart Glasses products for enterprise; and rugged mobile displays for defense markets. We introduced our first HMD products for VR over 25 years ago and we have offered numerous product models and versions with ever-advancing features and capabilities that have served these three markets. As near-eye display technology has evolved, we transitioned towards enterprise-focused Smart Glasses, leveraging waveguide optics and available microdisplays to develop lightweight, hands-free computing solutions that function as wearable displays with the look and feel of fashion forward all-day wearable solutions.

Overall Strategy

Our goal is to establish and maintain a leadership position as a worldwide supplier of waveguides for AI/AR Smart Glasses and wearable displays for our own product needs and third-party ODMs and OEMs. We strive to be an innovator in designing wearable display devices and computers as well as waveguide optics that can enable hands-free enterprise productivity applications, see-what-I see remote viewing, and AI and AR applications. We seek to generate revenue and ultimately profitable growth through the continued introduction of market leading technologies, including AI/AR Smart Glasses, waveguides and display engines, software applications and solutions.

To broaden our position as a leading provider of wearable display products for AI/AR and hands-free computing, as well as waveguides and display engines for OEMs and ODMs, we seek to:

●	develop innovative products based on our unique technology for both specialized and large enterprise and medical markets, as well as for defense and security;
●	expand waveguide production and optimization by enhancing manufacturing efficiencies, reducing costs, and maintaining proprietary process protections to ensure competitive market positioning;
●	establish mass production partnerships with leading ODMs/OEMs to accelerate the adoption of next-generation AI/AR Smart Glasses and wearable computing solutions;
●	sell our waveguide products to ODMs and OEMs as a standard product or on a custom order basis to meet their design requirements;
●	expand licensing and technology partnerships, allowing third-party companies to incorporate and white-label our smart glasses and optical technologies into their branded product lines;
●	develop new microdisplay engine products utilizing third-party displays;
●	extend our innovative and proprietary technology leadership;
●	develop, promote and enhance the development of third-party software and our own that can take advantage of our products, including offering apps and software through our own “app store”;
●	enhance and protect our intellectual property portfolio;
●	leverage third-party technology and marketing strategic relationships; and
●	attract and retain highly qualified personnel.

We believe that the continued introduction of innovative products and components in our target markets is essential to our growth. Our products tend to have life cycles that span less than 5 years, necessitating ongoing investment in research, development, and next-generation product evolution. To support this innovation pipeline, we have built a highly skilled team of engineers, product designers, and optical specialists who work both in-house and collaboratively with external consultants, ODM/OEM partners, and technology developers.

Our primary development efforts are focused on:

●	waveguide optics and scalable manufacturing processes to enhance brightness, clarity, and cost efficiency for high-volume production;
●	projection and microdisplay engines;
●	next-generation electronic designs that minimize power consumption, extend battery life, and enable lightweight, ergonomic wearable displays;
●	embedded firmware and AI-powered software that enhances AR visualization, voice interaction, real-time translation, and contextual information overlays; and
●	industrial design and user experience optimization, ensuring Vuzix smart glasses meet the needs of our users.

We expect to continue our research and development expenditure levels in the future and perhaps increase them as our revenues grow. In addition to in-house development, we actively evaluate, acquire, and license cutting-edge technologies that align with our strategic roadmap.

The Market

The mobile phone has evolved into a powerful, location-aware computing device, reshaping how people interact with their world. Mobile technology is now essential in work and daily life around the globe. The growth in mobile computing is creating a growing demand for more efficient hands-free solutions. We believe that interactive AR content, Edge Computing, and internet of things (“IoT”) will further transform how digital content and intelligence is delivered and experienced through head worn displays, including the enabling of new experiences that cannot be experienced in any other way.

Current mobile display technology is almost universally based upon direct view screens. These displays are designed to be handheld and small to make portability easy. Our products provide hands-free virtual large screens that are interactive and fit into conventional eyeglass form factors. These AR-based displays can deliver a large-screen virtual experience, and they are designed to be "see-through" or "see-around" and allow the user to still see and interact with their surroundings. They may contain one (monocular) or two (binocular) displays.

Our business for the last several years has primarily focused on the enterprise, industrial, medical, and defense markets. As the market for AI and AR technology grows, we believe our near-eye display technologies will play a key role in enhancing user experiences and driving widespread adoption. We believe the demand for head-worn displays in these markets is being driven by the following:

●	the continued growth of mobile computing devices;
●	the exploding use of AI with its potential to change how most people live, work and play;
●	the growing use of AR/AI applications that will drive the need for head-worn display solutions to replace the need to hold up handheld devices to use the applications; and
●	the expansion of IoT that enables the exchange of information among smart connected devices to improve timeliness and visibility where real-time data improves productivity and decision-making.

As the market for AI and AR technology grows, we believe our near-eye display technologies and products will play a key role in enhancing user experiences and driving widespread adoption.

Target Markets

Vuzix develops AI and AR-powered Smart Glasses and optical components for enterprise, defense, medical, security, and consumer applications. Our wearable computing solutions, waveguides, and display engines also support ODM and OEM partnerships, expanding their adoption across industries. Our target markets are:

Enterprise

Vuzix Smart Glasses enhance efficiency and accuracy across industries such as manufacturing, logistics, and field service. Workers can access real-time data, including AI, follow guided instructions, and collaborate remotely without using handheld devices. By integrating with enterprise software and IoT systems, Smart Glasses streamline workflows, reduce errors, and improve safety while increasing productivity and lowering operational costs.

Medical

Healthcare professionals use Vuzix Smart Glasses for remote surgical collaboration, hands-free access to medical data, and enhanced telemedicine. Surgeons benefit from real-time expert support and training, while hospitals and senior care facilities use the technology for virtual patient monitoring and remote consultations. In orthopedic procedures, Smart Glasses assist with implant alignment, showcasing the growing role of AR in medicine.

Security & First Responders

Law enforcement, security teams, and emergency responders can use Vuzix Smart Glasses for facial recognition, real-time alerts, and AI-driven analytics. Officers and first responders can access critical data hands-free while staying fully engaged, improving decision-making and response times in high-risk scenarios.

Defense

Vuzix designs and supplies domestically manufactured waveguides and display engines for advanced military applications. Our lightweight, high-resolution, see-through AR technology supports situational awareness, training, and battlefield command systems. As new defense projects incorporating AR and wearable displays move from R&D to full-scale production, Vuzix expects growth in this sector.

Consumer

We feel that AI-enhanced AR Smart Glasses are poised to replace traditional handheld devices, offering hands-free access to language translation, navigation, health tracking, and notifications. As AI platforms like ChatGPT, Gemini, Grok, and Meta AI evolve, demand for sleek, prescription-ready smart eyewear is expected to grow. We believe that Vuzix is positioned to help drive this market through its ODM/OEM partnerships, enabling tech brands to introduce AI-driven Smart Glasses to consumers.

Products

We develop, manufacture, and sell AI/AR Smart Glasses and optical waveguides for enterprise, medical, defense, and consumer applications. Our Smart Glasses lineup includes both monocular and binocular models tailored to meet market-specific needs. Additionally, our waveguide optics and display engines support both Vuzix-branded products and external ODM/OEM customers.

M400 and M4000 Smart Glasses (M Series)

The M400 and M4000 are industrial-grade monocular Smart Glasses designed for enterprise, industrial, medical, and commercial use. The M400 features an occluded nHD OLED display, while the M4000 incorporates a see-through waveguide display for more immersive AR applications. These hands-free wearable products integrate an Android-based computing platform, voice control, high-resolution camera, audio, sensors, and wireless connectivity. Pre-installed apps enable video streaming, barcode scanning, and calendar integration, with optional subscription-based connectors for platforms like Zoom. These Smart Glasses can enhance workflows, provide AI-driven solutions, and unlock new opportunities across industries such as healthcare, logistics, retail, and remote support.

Vuzix Blade® Smart Glasses

The Blade 2 combines a monocular full color waveguide display with a lightweight eyeglasses-style form factor. It features stereo audio, an autofocus HD camera, voice control, wireless connectivity, and a modern processor for enhanced performance. The see-through waveguide display projects information like a heads-up display, making it useful for applications such as messaging, social media, navigation, work instructions, and biometrics. The Blade OS supports voice commands and cloud-based AI platforms, allowing users to access critical information hands-free while keeping their phones in their pockets.

Vuzix Shield™ Smart Glasses

The Shield is our first binocular AR Smart Glasses featuring microLED displays. Designed for enterprise applications, it offers more power and performance than the M400 series. The Shield combines Vuzix’ proprietary waveguide optics with microLED stereo displays to deliver a fully transparent, high-resolution 3D heads-up display. Encased in lightweight, prescription-ready safety glasses, it also includes stereo HD cameras, making it a powerful hands-free AR tool for various industries.

Vuzix Z100 Smart Glasses

The Z100 Smart Glasses are a lightweight, enterprise-focused solution that pairs seamlessly via Bluetooth with Android and iOS devices. Designed for extended wear, the 38-gram glasses provide a transparent monochrome waveguide display powered by a custom microdisplay engine. With up to 48 hours of battery life, they deliver AI-driven information hands-free, streamlining workflows and enhancing productivity. The Z100 also serves as a scalable white-label platform for ODM/OEM partners and enterprise customization.

We feel our innovative Smart Glasses represent the forefront of AR and AI-powered wearables, providing hands-free computing solutions across multiple markets while paving the way for broader adoption of smart eyewear.

Mobilium® Logistics Mobility Software

In 2022, we acquired Moviynt®, a boutique-specialized software firm that is a US-based SAP Certified ERP platform software solution provider, to support Smart Glasses and hand-held mobile phones and scanners used in logistics, warehousing and manufacturing applications. Moviynt has developed a logistics mobility software platform, Mobilium®, which eliminates traditional middleware and is device agnostic. Moviynt’s SAP studio product is highly configurable and allows customers to customize and optimize specific mobile workflows for a given use case. Moviynt’s core technology and architecture consists of a certified SAP gateway module, iOS and Android client and mobile apps that run on a wide range of handhelds and wearables. This technology is unique in that it plugs directly into the customer’s SAP environment and does not require any new hardware, middleware or intermediate servers to process warehouse and logistics-related transactions such as cycle counts and picks and transfers on the shop floor. Moviynt’s technology is also being made compatible with other ERP systems. The Mobilium software solution can now work with Vuzix smart glasses, mobile phones, and industry standard smart barcode data collection terminals.

Applications for Smart Glasses

Dozens of standard applications that are optimized for use with the growing lineup of Vuzix AR Smart Glasses are included on the devices or available for download from the Vuzix App Store. Many of these applications are similar to what is available to the customer with modern smart phones. These standard applications are designed to be simple to get started and easy-to-use, and we believe can immediately provide some of the fundamental benefits of Smart Glasses to novice and expert users alike. We also have an app store on our website where users can download and purchase Smart Glasses applications, including third-party apps. We continue to foster the development of an ecosystem of third-party developers to offer applications and demo trials for their smart glasses apps, many of which will be sold on an industry common revenue share model, with the publisher receiving approximately 70% of the subscriptions collected.

Vuzix also resells a variety of other applications, including its internally developed “connector” applications, to enable third party applications like Zoom and others, which provide remote telepresence capabilities, otherwise known as “see-what-I-see” video collaboration and work instructions, amongst other features. These applications increase productivity and customer satisfaction by sharing information between field technicians and remote support experts. In some cases, these applications will be free to the user and in other cases we will charge monthly or annual subscription fees.

We feel that Vuzix Smart Glasses and waveguide technologies are leading innovations in AI-powered wearable computing. By leveraging advanced optics, compact form factors, and seamless enterprise integration, Vuzix is driving the adoption of AR solutions across enterprise, healthcare, defense, and consumer markets.

OEM Services and Products

Waveguide Optics and Display Engines

We offer waveguide optics and related coupling optics combined for use with compact display engines from third parties to form a see-through display module. Waveguides require a display engine built for the purpose of the intended design. Vuzix offers proprietary waveguide optics designed to integrate with compact third-party display engines, forming high-performance, see-through AR display modules. Our waveguide optical design reference kits, which include display projectors, waveguides, and supporting electronics, are provided to select ODMs and OEMs to facilitate evaluation, prototyping, and product development.

Our waveguide technology, combined with advanced micro-display projectors, is engineered to meet next-generation AR performance requirements, delivering:

•high-brightness, full-color micro-displays for clear visibility in any environment;

•compact, lightweight optics that enhance wearability for all-day use; and

•superior image clarity and resolution, optimizing user experience in AI/AR applications.

We believe our waveguides coupled with appropriate third-party display engine technologies address the critical performance parameters for next generation AR products to be brought to market. Our strategy for addressing the broader mass market includes developing partnerships with both select consumer electronic and software companies as well as with their ODMs or OEMs. As we manufacture our waveguides and capitalize on our waveguide manufacturing expertise in higher volumes, and at reduced per unit costs, we believe that our products will be increasingly well-positioned to compete with other see-through optics and displays, particularly as demand expands for sophisticated mobile computing devices offering higher resolution and better image quality for AI/AR and smart glasses applications. The best ways to capitalize on our waveguides is to have extremely efficient full color micro-displays or projectors capable of high brightness for use in any conditions.

Engineering Services

Vuzix provides engineering services and ODM/OEM component solutions to select partners seeking to integrate waveguide optics and wearable display technologies into their products. We focus on developing long-term ODM/OEM relationships, including supply contracts, rather than traditional "work-for-hire" contracts. To date, we have a developed a strong reputation for innovation, attracting interest from leading consumer and mobile electronics firms. We can offer our ODM/OEM customers comprehensive support, from prototype development to production, including technical consulting, engineering data, and application support. Our business strategy is to commercialize our waveguide technologies and products to permit select ODMs and OEMs to integrate and embed our technologies and products in a way that best matches their unique capabilities and timeline for bringing their products to market.

Defense and Security Products

Vuzix serves defense and security markets with its customized high-performance waveguide optics and display engine solutions tailored for mission-critical applications. Multiple defense contractors are integrating Vuzix waveguides and display engines into their head-mounted systems on a trial basis and purchasing our engineering services and prototype products. These are typically multi-year development projects. We expect several projects to soon transition from R&D to production, indicating long-term growth potential. And since Vuzix is a domestic manufacturer of optics and display engines and as most U.S. defense companies prefer domestically manufactured optics, Vuzix is an attractive strategic partner.

Technology

Investing in research and development is key to maintaining our competitive advantage. We aim to continuously enhance our products through internal development and partnerships with third-party suppliers. Our proprietary technologies, including advanced optics, micro-projection display engines, and specialized software, provide a strong market position. We also leverage trade secrets and nanoimprinting expertise to develop cutting-edge diffractive waveguide optics.

Major core technologies that we employ in our products include:

●	See-Through Waveguides:

We hold numerous patents and pending applications for passive, dynamic, and diffractive optics-based waveguides, which enable compact, high-performance AR Smart Glasses. Our goal is to create AI/AR-based displays that resemble everyday sunglasses in comfort, size, and weight.

Recent advancements include Incognito technology, which minimizes forward light leakage and enhances optical performance in low-light environments. In addition, our waveguides now support integrated prescription vision correction, allowing users to incorporate their exact prescription seamlessly while maintaining a natural eyewear look. Our production process currently supports +2D to -8D diopters, with plans to expand further.

●	Nanoimprinting:

We continue to refine nanoimprinting techniques to produce ultra-thin waveguides, as thin as 0.35 mm, essential for lightweight and fashionable Smart Glasses. Our expertise spans tool design, custom grating software, high-index polymers, precision lithography, and automated quality control, ensuring high-volume production with superior optical clarity.

●	Micro-Display Optics:

Optical components are a major cost factor in wearable displays. We have developed thin, lightweight optics that integrate with ultra-compact micro-displays, reducing bulk while maintaining high-resolution AR visuals. These innovations allow our Smart Glasses to resemble traditional eyewear while delivering immersive digital experiences.

●	Custom Display Engines:

We are advancing micro-display projection technology, developing high-brightness, full-color display engines optimized for waveguides. We collaborate with multiple industry partners to deliver both monochrome and full color micro-display solutions, ensuring power efficiency, clarity, and seamless integration into compact Smart Glasses.

Product Development

Continuous innovation and product expansion drive our growth, with product life cycles typically lasting less than five years. Our team of in-house engineers and external consultants focuses on:

●	Waveguide optics and manufacturing;
●	Projection engines and micro-displays;
●	Low-power electronics and firmware; and
●	Wearable computing software and UI/UX design.

We plan to increase R&D investments as revenues grow and will continue licensing and acquiring technologies to accelerate development. By combining cutting-edge optics, microdisplay technology, and advanced manufacturing, Vuzix remains at the forefront of AI/AR Smart Glasses innovation.

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

Our general practice is to file patent applications for our technology in the United States, Europe, Japan, and additional countries, including Canada and China, for inventions which we believe have the greatest potential. We file and prosecute our patent applications in pursuit of the most extensive fields of protection possible including, where appropriate, the application of the relevant technology to the broader display industry.

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

Our technologies enable us to provide lower cost, small form factor, high resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 246 issued U.S. and foreign patents and 180 pending U.S. and foreign patent applications. We are also currently evaluating several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates with the capacity to remain enforceable through at least June of 2043. In addition to our various patents, we have 8 registered U.S. trademarks and 82 trademark registrations worldwide.

Competitors

The near-eye wearable computer and mobile personal display device industry in which we operate is highly competitive and evolving rapidly. We compete against both direct view display technology in smart phones and tablets and other wearable display technology. We believe that the principal competitive factors in the personal display industry include image size, image quality, image resolution, power efficiency, manufacturing cost, weight and dimension, feature implementation, AI and AR capabilities, ergonomics, style, hands-free capabilities and, lastly, the interactive capabilities of the overall display system.

Competition – Binocular Wearable Display and VR Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using micro-displays or smaller flat panels. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Microsoft Corporation, Apple, Avegant Corp., Meta (formerly Oculus/Facebook), HTC Corporation, Razer Inc., HP, Lenovo, Snap, Xreal, TLC, Huawei and many others. Some of these firms have discontinued their efforts while others continue to introduce new products that continue to be focused as either video viewers or VR goggles. Despite their size, VR headsets from companies like Meta and Sony have been selling in the millions of units, primarily for game applications. VR systems are either standalone devices or require a wire to be connected to a PC or game console to operate.

Competition – AR Glasses

In the AR or mixed reality (XR) markets, there are currently fewer competitors with much of this market currently aimed at the high-end user and research markets. Companies with products in this area include Microsoft Corporation, Sony Corporation, Epson, Lenovo, Magic Leap, Snap, Meta, Xreal, TLC, Rokid, and Apple. Today, many of these products have relatively bulky goggle style HMDs and are typically tethered to an external controller. Many of these goggles are using external view cameras to simulate an AR environment where the wearer can see the outside world and most are not currently using see-through waveguide optics.

Competition – Monocular Smart Glasses

The monocular smart glasses segment primarily serves enterprise, industrial, defense and security applications. Competitors include or have included: Google (formerly Google Glass), RealWear, Lumus, Kopin, Optinvent, Brother, Garmin, BAE Systems, and Rockwell Collins. We believe that the market opportunity for these products has been limited primarily to trial tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Although we believe sales of these devices have seen limited large-scale adoption beyond pilot programs, demand is increasing in industries such as healthcare, logistics, security, and field services. Vuzix offers superior form factors, optics, and AI integrations, positioning its products as compelling alternatives.

Several Japanese electronics companies including Hitachi, Murata Manufacturing Co., Sony Corporation, WESTUNITIS, and Olympus have or had announced monocular smart glasses systems for industry and many have exited the business over the last three years. There are also several China-based companies that have been showing monocular smart glasses products, including Lenovo, but their sales activities thus far have been somewhat limited and focused primarily on Asia. We expect to encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

There is competition in all types of smart glasses products we manufacture, from both large and small companies. The principal points of competition for these products include price, product performance, the availability of supporting applications, and the experience and brand name of the particular company and history of its dealings in such products. We believe that our monocular products match or exceed the display products currently offered by our competitors.

Competition – Waveguides and Display Engines

The waveguide and display engine market is growing and evolving rapidly as more companies develop AI/AR-enabled smart glasses. Vuzix competes or has competed with such companies as Lumus, Snap’s WaveOptics, Digilens, Dispelix, and multiple emerging Chinese manufacturers such as Goertek, Goolton, Crystal Optech, Optiark, and Xiaomi.

We believe our waveguides provide several competitive advantages including: (i) cost-effective, scalable volume manufacturing; (ii) higher brightness and display clarity with no forward glow (Incognito technology); (iii) thinner, lighter optics with wider field-of-view (FOV); (iv) better light efficiency and durability; and (v) our ability to quickly develop customizable designs for ODM and OEM customers.

Sales and Marketing

Sales

We sell our products and components globally through a mix of direct sales, value-added resellers (VARs), distributors, and select ODM and OEM partnerships. Our sales strategy varies based on the market segment and customer type.

In the Smart Glasses and AI/AR markets, our primary focus is on the enterprise sector, where we collaborate with software firms and resellers to support industry-specific applications. We maintain a VAR network across key verticals such as warehousing, field service, and healthcare, enabling these partners to provide tailored software and support solutions. Our subsidiary, Moviynt, provides software solutions to support Smart Glasses and handheld scanning devices in logistics. Additionally, our in-house sales team manages key enterprise accounts and distributors, and we sell direct via online stores and various Vuzix operated web stores in the U.S., Europe and Japan. For our Smart Glasses, we continue to foster an ecosystem with application developers from around the world. We also have our own hosted application store where our Smart Glasses customers can download and purchase applications and software developer kits.

We also sell our products internationally, mainly in Japan and Europe. In Japan, we have a branch sales and service office and a small warehouse. We had maintained through most of 2024 small European sales offices in Oxford, England and Munich, Germany, but have since closed these locations and instead use remote full-time sales consultants or employees within Europe. For warehousing, we have contracted with a third-party fulfillment center based in the Netherlands to service our customers in EMEA. We also currently serve other APAC customers through North American (West Coast) and Tokyo sales offices.

For customer support for the Americas and EMEA, we have contracted with a third-party end-user technical support firm that provides sixteen (16) hours of customer and technical support daily.

For our ODM and OEM customers, we primarily supply waveguides, display engines, and Smart Glasses platforms for integration into branded products. These ODM/OEM customer partnerships typically involve design cycles of 6 to 24 months, depending on product complexity. Given the technical nature of these components, our sales, technical, and executive teams work closely with customers throughout the evaluation and integration process.

To strengthen relationships and gain market insights, our teams regularly engage with customers worldwide and participate in key industry trade shows and conferences.

Marketing

Our marketing efforts focus on brand awareness, lead generation, and industry engagement. Our marketing and sales teams, along with external agencies, manage product positioning, advertising, PR, and marketing communications. We also employ marketing services firms to help prepare brochures, packaging, tradeshow messaging and advertising campaigns, focused on customers in our target markets. Most of our finished products today are currently sold under the Vuzix brand name. We currently undertake specific marketing activities as needed, including, but not limited to:

●	product reviews, case studies and promotions in relevant trade publications;
●	white papers, targeted emails and customer success stories;
●	social media, website content, and targeted digital advertising;
●	public relations and media outreach; and
●	trade shows and industry conferences.

We use strategic marketing efforts to drive awareness and adoption of Vuzix Smart Glasses, waveguides, and white-label display solutions. Public relations and product videos remain a key part of our outreach, and we continue to provide product samples to key industry influencers.

Manufacturing

We manufacture our products using a combination of in-house production and third-party contract manufacturing services. We procure components from suppliers, contract manufacturers for electronic circuit board and cable assemblies, and perform final product assembly at our West Henrietta, New York facility. This facility enables efficient, cost-effective production, with the capability to manufacture thousands of units annually. We are experienced in the successful production of our products in moderate volumes. We believe that maintaining production in-house at our current volume levels provides better cost control, quality assurance, and operational flexibility compared to outsourcing to third parties.

Vuzix manufactures all its waveguide optics in a dedicated, state-of-the-art cleanroom facility adjacent to our headquarters in West Henrietta, New York. This facility can support high-volume production, at reduced manufacturing costs, and allows us to implement advanced waveguide processing techniques for next-generation designs. For the foreseeable future, all waveguide manufacturing will remain at this facility.

We evaluate contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers and will be working with our new investor and partner Quanta Computer to potentially provide such services, among others.

We currently source micro-displays from Sony Corporation, Jade Bird Display, and Texas Instruments and regularly and actively evaluate new suppliers of compact display engines to enhance AI/AR Smart Glasses performance. Our relationship with these micro-display suppliers is generally on a purchase order basis and none have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis, nor do we have any contractual obligation to purchase micro-displays from them. We generally procure our other non-micro-display components and products from our vendors on a purchase order basis without any long-term commitments. Many of the raw components used in our products are standard to the consumer electronics and computer industry. We provide forecasts that can allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. In some cases, we procure specific components and either sell them or consign them to our contract manufacturers.

While we do not manufacture our raw components, other than waveguides, we do own the tooling that is used to make our custom components. Most of such tooling is located primarily in China. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products if they are co-branded. Such third-party products represented less than 3% of our sales in last three fiscal years.

Our manufacturing is not currently subject to seasonal variations, but in the future, depending upon our customers’ product mix, we may be affected by seasonal fluctuations which could affect working capital demands.

Backlog

There is a relatively short cycle between order and shipment of our product sales. Most purchase orders we receive are subject to rescheduling or cancellation by the customer with no or limited penalties. With regard to sales of custom products and waveguides to our ODM/OEM customers, we believe that the backlog metric is currently of limited utility in predicting future sales because all these ODM/OEM customers operate on a ship-to-order basis. Therefore, we believe at this time that backlog information is not material to the understanding of our business.

Human Capital

As of December 31, 2024, the Company had 76 employees globally. A small percentage of the U.S. and non-U.S. employees are full-time or part-time contractors.  The Company is committed to attracting, developing, and retaining talent to enable our strategic vision. This commitment directly shapes our approach to fostering a culture of inclusion and diversity and ensuring employees can reach their potential. We believe that our strong Company culture is a key enabler of our success. The values of accountability, integrity, teamwork, agility, and innovation are central to our culture and how we operate and work together. We take proactive steps to ensure that this culture continues to permeate throughout our organization. We consider our relations with our employees to be very good. In addition, we believe our compensation structure aligns with our stockholders’ long-term interests and reflects the Company’s commitment to pay for performance.

Available Information

We make available free of charge through our website, www.vuzix.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and our proxy statements and other reports that we file or furnish with the SEC as soon as reasonably practicable after they are filed or furnished, as well as certain of our corporate governance policies, including the charters for the Board of Directors’ audit, compensation, and nominating committees and our code of ethics, corporate governance guidelines and whistleblower policy. We will also provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to us, c/o Investor Relations, Vuzix Corporation, 25 Hendrix Road, West Henrietta, NY, 14586.

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

We reported a net loss of $73,538,157 for the year ended December 31, 2024; $50,149,077 for the year ended December 31, 2023, and $40,763,573 for the year ended December 31, 2022. We have an accumulated deficit of $367,522,950 as of December 31, 2024.

We may not achieve or maintain profitability in the future. We will need to increase sales in order to achieve and maintain profitability. In addition, we expect that our expenses relating to product development and research, sales and marketing, as well as our general and administrative costs, may increase as our business grows. If we do not achieve and maintain profitability, our financial condition will ultimately be materially and adversely affected, and we would eventually be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability, the market price of our common stock may decline.

We operate in a highly competitive and complex market and believe our future success depends in part on our ability to effectively manage the growth and increased complexity of our business.

The following factors could present difficulties to us:

●	Managing our ongoing research and development efforts associated with the development of new products based on emerging and innovative technologies;
●	Managing product quality issues to minimize higher-than-expected warranty claims or returns that could harm our business and operating results;

●	Managing our rights under our third-party technology licenses to avoid losing any competitive advantages in the market or the ability to commercialize certain products or technologies completely, which could substantially decrease our revenues;
●	Managing our marketing initiatives effectively to generate sufficient levels of product and brand awareness;
●	Managing our technical support, firmware or software updates on products to maintain customer satisfaction;
●	Managing the need to replace and regularly introduce on a timely basis new products and technologies, enhance existing products, and effectively stimulate customer demand for new products and upgraded or enhanced versions of our existing products; and
●	Managing the maintenance and further development of our sales channels for our products, including developing and supporting our value-added resellers (VARs), distributors and retail sales channels, many of which offer products from several different manufacturers and could give a higher priority to selling other companies’ products.

The size, resources and brand name of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.

The market for head-worn display devices, including AR and AI Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. To date, the market for smart glasses is in its early stages, with no single company achieving a dominant or leading position. We compete against established, well-known diversified consumer electronics manufacturers including Samsung Electronics Co., Sony Corporation, Meta, LG Electronics (LGE), HTC, and Lenovo, and many of our current competitors have substantial market share, longer operating histories, larger intellectual property portfolios, diversified product lines, ability to bundle competitive offerings with our products and services, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

Moreover, smartphones, tablets, and new wearable devices with ever-expanding video display screens, including foldable and expandable screens, and ever-increasing computing power have significantly improved the mobile personal computing experience. In the future, large consumer electronics manufacturers of those devices, such as Apple Inc., Samsung, LGE, Lenovo, Alphabet/Google, Snap, Garmin, Meta/Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products, which would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology and content partnerships. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any one of which could substantially harm our business and results of operations.

Our lack of long-term purchase orders and commitments from our customers may lead to a rapid decline in our sales.

All of our customers for our Vuzix branded products issue purchase orders solely at their own discretion, often shortly before the requested date of shipment. These customers are generally able to cancel orders (without penalty) or delay the delivery of products on relatively short notice. In addition, our current customers may decide not to purchase products from us for any reason. If those customers do not continue to purchase our products, our sales volume could decline rapidly with little or no warning.

We cannot currently rely on long-term purchase orders or commitments to protect us from the negative financial effects of a decline in demand for our products. We typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. The uncertainty of product orders makes it difficult for us to forecast our sales and allocate our resources in a manner consistent with our actual sales. Moreover, our expense levels and the amounts we invest in capital equipment and new product development are based in part on our expectations of future sales and, if our expectations regarding future sales are inaccurate, we may be unable to reduce costs in a timely manner to adjust for sales shortfalls.

As a result of these and other factors, investors should not rely on our revenues and our operating results for any one quarter or year as being indicative of our future revenues or operating results.

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

If micro-display-based personal displays or near-eye displays do not gain greater acceptance in the market for head worn or mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one inch, most of which are currently based on direct view liquid crystal display (LCD) and organic light emitting display (OLED) technology. A number of large established global companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, handheld direct view LCDs and OLED displays. Advances in direct view LCD and OLED technology, microLED or other technologies, including foldable and stretchable displays may overcome current market limitations and permit them to remain or become more attractive technologies for personal viewing applications, which could limit the potential market for our near-eye display and computing technology and cause our business strategy to fail.

There are a number of competing providers of micro-display-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal wearable display market.

In addition to competing with direct view displays, we also compete with micro-display-based personal and wearable display technologies that have been developed by many other companies. Numerous other start-up companies have announced their intentions to offer smart glasses and AI/AR products. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new micro-display-based personal display technologies and near-eye display products that are more affordable or have more desirable features than our technology. If our products are unable to capture a reasonable portion of the smart wearable display market, our business strategy may fail.

Our products may experience declining unit prices and we may not be able to offset that decline with production cost decreases or higher unit sales.

In the markets in which we compete, prices of established consumer electronics displays, personal computers, and mobile products tend to decline significantly over time or as new enhanced versions are introduced, frequently every 12 to 24 months. In order to maintain adequate product profit margins over the long term, we believe that we will need to continuously develop product enhancements and new technologies that will either slow price declines of our products or reduce the cost of producing and delivering our products. While we anticipate many opportunities to reduce production costs over time, we may not be able to reduce our necessary component costs. We expect to attempt to offset the anticipated potential decrease in our average selling price by introducing new products, increasing our sales volumes or adjusting our product mix. If we fail to do so, our results of operations will be materially and adversely affected.

Our business depends in part on access to third-party platforms or technologies, and if the access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies change without notice to us, our business and operating results could be adversely affected.

With the growth of mobile devices, cloud services and AI, the number of supporting platforms has grown, and with it the complexity and increased need for us to have business or contractual relationships with the platform owners in order to produce products compatible with these platforms and enable access to and use of these platforms with our products. Our product strategy includes current and future products designed for use with third-party platforms or software, such as iPhone, Android phones, Google Assistant and Amazon Alexa. Our business in these categories relies on our access to the platforms of third parties, some of whom are our competitors. Platform owners who are competitors may limit or decline access to their platforms, and in any case have a competitive advantage in designing products for their own platforms and may produce products that work better, or are perceived to work better, than our products in connection with those platforms. We may not be successful in launching products for those platforms or software applications and/or we may not be successful in establishing strong relationships with the new platform or software owners, which could negatively impact our ability to develop and produce high-quality products on a timely basis for those platforms and software applications. If we are unable to access third-party platforms or technologies, or if our access is withdrawn, denied, or is not available on terms acceptable to us, or if the platforms or technologies are delayed or change without notice to us, our business and operating results could be adversely affected.

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

Any worsening of global economic, financial, or public health conditions, including global pandemics, such as COVID-19, could materially adversely affect (i) demand for our current and future products; (ii) our ability to raise, or the terms of, needed capital; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any economic slowdown or subsequent economic recovery, or such impact on the display industry.

Due to our significant level of international operations, including the use of foreign suppliers and contract manufactures, we are subject to international operational, financial, legal, political and public health risks which could harm our operating results.

We purchase product components from our suppliers and engage third-party contract manufacturing firms to perform electronic circuit board and cable assemblies. We assemble our finished products in our plant in West Henrietta,

New York. Additionally, we use our West Henrietta, New York facility for the production of waveguides and their related display engines and intend to do so for some time. In the future, our mature products could have their final assembly performed outside the United States, including at facilities owned by our new strategic partner Quanta Computer. Accordingly, a substantial part of our operations, including manufacturing of certain components used in our products, could be outside of the United States and many of our customers and suppliers have some or all of their operations in countries other than the United States. Risks associated with our doing business outside of the United States include:

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

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of our customer and consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or Company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

Our business and financial performance may be adversely affected by cyber-attacks on information technology infrastructure and products, as well as changes in cybersecurity and if our information technology security systems were infiltrated and confidential and/or proprietary information were taken, we could be subject to fines, lawsuits and loss of customers.

Significantly larger organizations with much greater resources than us have been the victim of cybercrimes. We routinely receive emails probing our Internet security, and our Internet security systems have detected outside organizations attempting to install Trojan virus software packages in our systems. We rely on our electronic information systems to perform routine transactions to run our business. We transact business over the Internet with customers, vendors and our subsidiaries and have implemented security measures to protect against unauthorized access to this information. We have also implemented security policies that limit access via the Internet from the Company to the outside world based on the individual’s position in the Company. We routinely receive security patches from software providers for the software we use. Our primary concerns are inappropriate access to personnel information, any information covered under the International Traffic in Arms Regulation, product designs and manufacturing information, financial information and our intellectual property, trade secrets and know-how. Our business may be impacted by disruptions to our own or third-party information technology (IT) infrastructure, which could result from, among other causes, cyberattacks on or failures of such infrastructure or compromises to its physical security.

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

Changes in our management could have an adverse effect on our business and, in particular, while our staff is relatively small with just under 70 employees and full-time foreign contractors globally, we are dependent upon the active participation of several key management personnel, including Paul Travers, our President and Chief Executive

Officer. Mr. Travers is critical to the strategic direction and overall management of our Company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition, and operating results. We do not carry key person life insurance on any of our senior management or other key personnel. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in West Henrietta, New York. If he becomes unable to travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

We need to hire and retain highly skilled technical personnel as employees and independent contractors in order to develop our products and grow our business. The competition for highly skilled technical, managerial, and other personnel is at times intense. Our human capital and labor issues related to recruiting and retention success is substantially dependent upon our ability to offer competitive salaries and benefits to our employees. We must compete with companies that possess greater financial and other resources than we do and that may be more attractive to potential employees and contractors. To be competitive, we may have to increase the compensation, bonuses, stock options, stock awards, and other fringe benefits we offer to employees in order to attract and retain such personnel. The costs of retaining or attracting new personnel may have a material adverse effect on our business and operating results. If we fail to attract and retain the technical and managerial personnel required to be successful, our business, operating results and financial condition could be materially adversely affected.

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

We intend to sell some of our waveguides as components and in some cases, related display engines with micro-displays, to ODMs/OEMs with the objective that they then incorporate them into products they sell. To date, this business has not been a material contributor to our overall revenues, but it could become so in the future. These types of customers determine during their product development phase and when and whether they will incorporate our products into their solutions. The time elapsed between initial sampling of our products by ODMs/OEMs, the custom design of our products to meet specific product requirements, and the ultimate incorporation of our products into their ODM/OEM products can be significant, often with a duration of between six months to two years or even longer. If our products fail to meet our eventual customers’ cost, performance or technical requirements or if unexpected technical challenges arise in the integration of our products into their overall products, our operating results could be significantly and adversely affected. Long delays in achieving customer qualification and incorporation of our products also could adversely affect our business.

We depend on third parties to provide integrated circuit chip sets, micro-displays and other critical components for use in our products.

We do not manufacture the integrated circuit chip sets, microprocessors, wireless chips, optics, micro-displays, backlights, projection engines, printed circuit boards or other electronic components which are used in our products. Instead, we purchase them from third-party suppliers or rely on third-party independent contractors for these integrated circuit chip sets and other critical components, some of which are customized or custom made for us. We also may use third parties to assemble all or portions of our products. Some of these third-party contractors and suppliers are small companies with limited financial resources. In addition, any partial or full government-mandated shutdowns resulting from health epidemics like COVID-19 may cause supply chain disruptions. If any of these third-party contractors or suppliers were unable or unwilling to supply these or other critical components to us, we would be unable to manufacture and sell our products until a suitable replacement supplier could be found. We may be unable to find, if and when needed, a replacement third-party contractor or supplier on reasonable terms or in a timely manner. Any interruption in our ability to manufacture and distribute our products could cause our business to be unsuccessful.

Our dependence on sales to VARs, distributors, and other resellers increases the risks of managing our supply chain and may result in excess inventory or inventory shortages.

Many of our various reseller relationships for our Smart Glasses and AI/AR products and their accessories could involve such resellers taking inventory positions and reselling to multiple customers. Under some possible future distributor relationships, we would not recognize revenue until the distributors sell the product to their end user customers and receive payment thereon; however, at this time we do not currently enter into these types of arrangements. Our VAR and distributor relationships may reduce our ability to forecast sales and increase risks to our business. Since our distributors and VARs would act as intermediaries between us and the end user customers or resellers, we would be required to rely on our distributors to accurately report inventory levels and production forecasts. This may require us to manage a more complex supply chain and monitor the financial condition and credit worthiness of our distributors and VARs and their major end user customers. Our failure to manage one or more of these risks could result in excess inventory or shortages that could adversely impact our operating results and financial condition.

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

The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products introduced by us or our competitors, general conditions in the wearable, wireless communications, consumer electronics, semiconductor and display markets, changes in our operating results estimates by financial analysts or other events or factors. In addition, the public stock markets recently have experienced high price and trading volatility. The risks related to rising inflation, rising interest rates and the imposition of tariffs could have a material impact on our revenues and costs. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventories, product warranty reserves, accounting for income taxes, going concern, carrying value of long-term and other intangible assets, software development costs, variable interest entities, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Our results of operations may suffer if we are not able to successfully manage our increasing exposure to foreign exchange rate risks.

A majority of our sales and cost of components are denominated in U.S. dollars. As our business grows, both our sales and production costs may increasingly be denominated in other currencies. Where such sales or production costs are denominated in other currencies they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our sales may decrease as a result of any appreciation of the U.S. dollar against these other currencies.

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

Our products must comply with certain requirements of the U.S. Federal Communications Commission (FCC) regulating electromagnetic radiation in order to be sold in the United States and with comparable requirements of the regulatory authorities of the EU, Japan, China and other jurisdictions in order to be sold in those jurisdictions. Our AI/AR smart glasses products include wireless radios and receivers which require additional emission testing. We are also subject to various environmental laws and governmental regulations related to toxic, volatile, and other hazardous chemicals used in the third-party components incorporated into our products, including the Restriction of Certain Hazardous Substances Directive, or RoHS and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states, such Directive which restricts the distribution of products within the EU that exceed very low maximum concentration amounts of certain substances, including lead. Similar laws and regulations have been passed or are pending in China, Japan, and numerous countries around the world and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

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

We could be adversely affected by violations of anti-bribery laws in other jurisdictions in which we operate.

The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. We operate in areas of the world that can experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anticorruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations.

As a U.S. company we may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. If we or our intermediaries fail to comply with such requirements or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

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

The new U.S. government administration is currently altering its approach to international trade policy, including through the potential termination, of certain existing bilateral or multilateral trade agreements and treaties and the imposition of tariffs on a wide range of products and other goods from China, Canada, Mexico, and other countries in Europe and Asia. Given our manufacturing in some of those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened, present particular risks for us. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished.

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

While we take reasonable measures intended to protect the security, integrity and confidentiality of any personal information and other sensitive information we collect, store or transmit, we cannot guarantee that inadvertent or unauthorized use or disclosure will not occur, or that third parties will not gain unauthorized access to this information. While our privacy policies currently prohibit such activities, our third-party service providers or partners may engage in such activity without our knowledge or consent. If we or our third-party service providers were to experience a breach, disruption or failure of systems compromising our customers’ data, or if one of our third-party service providers or partners were to access our customers’ personal data without our authorization, our brand and reputation could be adversely affected, use of our products could decrease and we could be exposed to a risk of loss, litigation and regulatory proceedings.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 246 issued U.S. and foreign patents and 180 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty.

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

Human Capital Resources

As of December 31, 2024, our consolidated business employed 76 individuals. A small percentage of the U.S. and non-U.S. employees are full-time or part-time contractors. None of our employees are covered by a collective bargaining agreement. Our management and professional employees have significant prior experience in optical design, mechanical design, software, electronics, manufacturing, and other related technologies. Our employees are in the U.S., Europe and Japan and the laws regarding employee relationships are different by jurisdiction. Some non-U.S. employees are full-time contractors. We have policies both in the workplace and in our hiring to prevent discrimination based on gender, race, ethnicity, nationality, religion, or sexual orientation. We also take affirmative action to employ and advance veterans in employment. We consider relations with our employees to be very good.

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

We provide recurring Company-wide communication of our formal values:

Integrity	Team	Customers
Uphold Ethical Standards in Our Performance	Treat Everyone with Respect	Quality Customer Service Through Collaborative Success
Keep Our Commitments	Encourage Open Communication	Provide Industry Leading Products
Protect Our Intellectual Property	Promote Critical Thinking and Innovation	Maintain Confidentiality and Protect any Customer Intellectual Property

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

Environmental Responsibility

● We are committed to protecting the natural environment and our community by complying with all applicable legal and regulatory requirements. We are developing an environmental management system and a specific framework for implementing relevant sustainable practices.

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

Ethics & Corporate Responsibility

● We are committed to ensuring ethical organizational governance in the board room and throughout the organization.

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

Item 2.     Properties

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14586 (a suburb of Rochester). This facility houses our headquarters office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. In October 2022, we leased an additional 12,000 square feet for our new waveguide manufacturing facility at 30 Becker Road, also in West Henrietta, New York. The total base rent contractual payment obligations under these operating leases are currently $726,000 per year. The lease at 25 Hendrix Road has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed to lease rates. On January 16, 2024, the Company exercised its second renewal term extending its current lease to November 30, 2025. The lease at 30 Becker Road has an original three-year term with an option by the Company to renew for two additional one-year terms at pre-agreed to lease rates. We believe that our West Henrietta facilities are in good operating condition and currently adequately serve our needs and expect to negotiate new lease renewals by November 30, 2025.

In Okayama and Kyoto, Japan, we rent offices of 1,000 square feet and 100 square feet, respectively, of office space at a cost of approximately $29,000 per year. These leases are on a month-to-month basis.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders of Record

As of March 13, 2025, there were 89 holders of record of our common stock. A substantially greater number of holders of the Company’s common stock are in “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the three months ended December 31, 2024.

Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities - none

Purchase of Equity Securities - none

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2024.

	Number of	Weighted
	Securities to	Average
	be Issued	Exercise Price	Number of
	Upon Exercise	of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future Issuance
Plan Category	Rights	Rights	(1)
Equity compensation plans approved by security holders	10,367,990	$12.41	1,031,737
Equity compensation plans not approved by security holders	—	—	—
Total	10,367,990	$12.41	1,031,737
(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The Company’s 2023 Plan was approved by the stockholders of the Company on June 15, 2023. The Company no longer issues any options under its prior 2014 Plan. The 2023 Plan no longer contains an “evergreen provision”.

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

Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses, AI powered Smart Glasses, Waveguides, and Augmented Reality (AR) technologies. Our wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AI/AR products, we are focused on the enterprise, defense, industrial, medical and commercial markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AI/AR and Smart Glasses products, waveguide optics, microLEDs and display engine technology.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and related notes appearing elsewhere in this annual report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our consolidated financial statements, including those related to revenue recognition, bad debt, inventories, warranty reserves, product warranty, carrying value of long-lived assets, derivatives, valuation of stock compensation awards, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since we cannot determine future events and their impact with certainty, the actual results may differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this annual report on Form 10-K. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

●	Valuation of inventories;
●	Going Concern;
●	Variable interest entities;
●	Investments in equity securities;
●	Carrying value of long-lived assets, goodwill and other intangible assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

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

The write-off to our obsolescence provision for finished goods and components totaled $4,167,917, $4,358,062, and $290,405 for the years ended December 31, 2024, 2023, and 2022, respectively. These additional obsolescence provisions are included in Cost of Sales in the Consolidated Statements of Operations.

Going Concern

For all annual and interim periods, management will assess going concern uncertainty in our consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions. These assumptions include, among other factors, the expected timing and nature of our programs and projected cash expenditures, our ability to delay or curtail these expenditures or programs and our ability to raise additional capital, if necessary, to the extent management has the proper authority to execute them and considers it probable that those implementations can be achieved within the look-forward period.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the year ended December 31, 2024 of $73,538,157; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $23,739,372 for the year ended December 31, 2024; $26,277,824 for the year ended December 31, 2023; and $24,521,082 for the year ended December 31, 2022. As of December 31, 2024, the Company had an accumulated deficit of $367,522,950.

The ongoing losses and accumulated deficit initially raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include operational improvements being implemented and the curtailment of certain development programs, both of which the Company expects will preserve cash.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. As a result, management is primarily responsible for assessing if there is a going concern issue when issuing an entity’s financial statements. The going concern assumption underlies all GAAP financial reporting and therefore requires and assumes that the financial statements have been prepared on a going concern basis. It presumes that a Company will continue normal business operations into the future.

Variable Interest Entities

We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (VIE). We consolidate VIEs when we are the primary beneficiary. We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb the majority of their losses or benefits. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with other applicable GAAP. During each reporting period, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.

Investments in Equity Investments

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at that value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings.

Carrying Value of Long-Lived Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different from historical results. For the years ending December 31, 2024 and 2023, there were no indicators of impairment present. For the years ended December 31, 2024, 2023, and 2022, we recorded a loss on fixed asset disposal of $27,654, nil, and $35,350, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use.

We perform an evaluation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. For the years ended December 31, 2024, 2023, and 2022, there was an impairment charge of nil, $41,869, and $97,675, respectively. The carrying value of the remaining intellectual property, such as patents and trademarks, was valued (net of accumulated amortization) at $2,998,760 as of December 31, 2024, because management believes that this value is recoverable.

We perform an evaluation of our goodwill and other intangible assets for impairment at least annually, or more frequently if events or changes in circumstances indicate a potential impairment trigger. For the year ending December 31, 2024, the Company recorded an impairment charge of $30,301,355 for the unamortized technology license and equity investment in Atomistic. For the year ended December 31, 2023, the Company recorded an impairment charge of $2,136,993 for the unamortized intangible assets and goodwill regarding its previous acquisition of Moviynt.

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over three years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The unamortized software development costs remaining were valued (net of accumulated amortization) at $194,445 as of December 31, 2024. Management believes that this value is recoverable.

Revenue Recognition

The Company adopted the guidance on Revenue from Contracts with Customers under FASB ASC Topic 606, Revenue from Contracts with Customers, as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is recognized as our products ship to customers, as control is transferred at that time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2024 and 2023, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Stock-Based Compensation Expense

Our Board of Directors approves grants of stock awards and options to employees to purchase our common stock. Stock-based compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair value of our common stock on the date of each option grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market. For stock options awards under the Company's LTIP (Long-term Incentive Plan), options vest upon the achievement of certain equity market conditions and performance-based milestones. The fair value of options granted under this program was calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method for the performance-based tranches. The equity market condition awards are expensed over their derived service periods, which is an output of the Monte Carlo model. Upon the achievement of any market condition milestone, any unrecognized expense to date would be expensed immediately. The performance-based tranches, which are currently considered probable of achievement, are expensed over their respective implicit service periods. We may experience significant catch-up or reversal of expense in the future in a period when any performance-based milestones first are determined to be probable of achievement or when any that are currently deemed probable are considered no longer probable.

Income Taxes

We have historically incurred operating losses from both a financial reporting and tax return standpoint. We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based upon currently enacted tax laws. Any future recorded value of our deferred tax assets will be dependent upon our ability to generate taxable income in the jurisdictions in which we operate. These assets consist primarily of credit carryforwards and net operating loss carryforwards and the future tax effects of temporary differences between balances recorded for financial statement purposes and for tax return purposes. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date, we have determined a 100% valuation allowance is required and accordingly no deferred tax asset has been reflected in our consolidated financial statements. In the event that it should be determined that all or part of a deferred tax asset in the future is more likely than not to be realized, an adjustment (reduction) of the valuation allowance would increase income to be recognized in the period such determination was made.

In addition, the calculation of our deferred taxes involves dealing with uncertainties in the application of complex tax regulations. As a result, we recognize liabilities for uncertain tax positions based on the two-step process prescribed by GAAP. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We re-evaluate these uncertain tax positions on a quarterly basis based upon factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company currently has no uncertain tax positions.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on our financial condition, financial statements, revenues or expenses.

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2024 and December 31, 2023

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
			Dollar	% Increase
	2024	2023	Change	(Decrease)

Sales:
Sales of Products	$4,487,202	$10,760,352	$(6,273,150)	(58)%
Sales of Engineering Services	1,267,354	1,368,787	(101,433)	(7)%

Total Sales	5,754,556	12,129,139	(6,374,583)	(53)%

Cost of Sales:
Cost of Sales - Products Sold	6,007,200	8,839,279	(2,832,079)	(32)%
Cost of Sales - Inventory Reserve for Obsolescence	4,167,917	4,358,062	(190,145)	(4)%
Cost of Sales - Depreciation and Amortization	734,456	886,117	(151,661)	(17)%
Cost of Sales - Engineering Services	444,653	680,411	(235,758)	(35)%

Total Cost of Sales	11,354,226	14,763,869	(3,409,643)	(23)%

Gross Profit (Loss)	(5,599,670)	(2,634,730)	(2,964,940)	113%
Gross Profit (Loss) %	(97)%	(22)%

Operating Expenses:
Research and Development	9,626,452	12,339,534	(2,713,082)	(22)%
Selling and Marketing	8,191,427	12,711,800	(4,520,373)	(36)%
General and Administrative	17,230,293	18,592,185	(1,361,892)	(7)%
Depreciation and Amortization	2,994,643	3,844,428	(849,785)	(22)%
Loss on Goodwill and Other Intangible Asset Impairment	—	2,136,993	(2,136,993)	(100)%
Loss on Fixed Asset Disposal	27,654	—	27,654	NM
Impairment on Intangible Asset and Equity Investment	30,301,355	—	30,301,355	NM
Impairment of Patents and Trademarks	—	41,869	(41,869)	(100)%

Loss from Operations	(73,971,494)	(52,301,539)	(21,669,955)	41%

Other Income (Expense):
Investment Income	591,319	2,219,226	(1,627,907)	(73)%
Other Taxes	59,335	(230,973)	290,308	(126)%
Foreign Exchange Loss	(217,317)	(44,062)	(173,255)	393%
Utility Improvement Refund/Employee Retention Credit Refund	—	208,271	(208,271)	(100)%

Total Other Income, Net	433,337	2,152,462	(1,719,125)	(80)%

Net Loss	$(73,538,157)	$(50,149,077)	$(23,389,080)	47%

Sales.   There was a decrease in total sales for the year ended December 31, 2024, compared to 2023 of $6,374,583, or 53%. The following table reflects the major components of our sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2024	Total Sales	December 31, 2023	Total Sales	Change	(Decrease)
Sales of Products	$4,487,202	78%	$10,760,352	89%	$(6,273,150)	(58)%
Sales of Engineering Services	1,267,354	22%	1,368,787	11%	(101,433)	(7)%
Total Sales	$5,754,556	100%	$12,129,139	100%	$(6,374,583)	(53)%

Sales of products decreased by 58% for the year ended December 31, 2024, compared to 2023. Reduced smart glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased substantially compared to the previous year, when two major distributors placed significant stocking orders in the first half of 2023.

Sales of engineering services for the year ended December 31, 2024, was $1,267,354, as compared to $1,368,787 in 2023, a decrease of 7%.

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2024	Total Sales	December 31, 2023	Total Sales	Change	(Decrease)
Product Cost of Sales	$3,887,820	68%	$7,224,107	60%	$(3,336,287)	(46)%
Inventory Reserve for Obsolescence	4,167,917	72%	4,358,062	36%	(190,145)	(4)%
Manufacturing Overhead - Unapplied	2,119,380	37%	1,615,172	13%	504,208	31%
Depreciation and Amortization	734,456	13%	886,117	7%	(151,661)	(17)%
Engineering Services Cost of Sales	444,653	8%	680,411	6%	(235,758)	(35)%

Total Cost of Sales	11,354,226	197%	14,763,869	122%	(3,409,643)	(23)%

Gross Profit (Loss)	$(5,599,670)	(97)%	$(2,634,730)	(22)%	$(2,964,940)	113%

For the year ended December 31, 2024, there was a gross loss from total sales of $5,599,670, or 97% of total sales as compared to a gross loss of $2,634,730, or 22% in 2023.

In addition to its normal Reserve for Obsolescence provision, the Company reserved as of December 31, 2024 additional provisions for expected surplus component parts and obsolescence in excess of its currently planned existing product builds in 2025 and into 2026 on most of its existing smart glasses product models in anticipation of the planned introduction of newer models by 2026, which would logically replace the existing models when introduced. The disposal value of the excess components that could not be used in future models is unknown, so a 100% obsolescence provision has been accrued. During the year ended December 31, 2024, the Company wrote-off gross inventory of $4,167,917 and disposed of $1,998,893 of inventory that was fully provisioned for in the previous year. The total obsolescence provisions totaled $7,944,575 and $5,775,551 for the years ended December 31, 2024 and 2023, respectively. The changes to these provisions are included in Cost of Sales on the Consolidated Statements of Operations.

Unapplied manufacturing overhead costs, not already added in product cost of sales, increased by $504,208, or 31% for the year ended December 31, 2024 over 2023 and increased as a percentage of total sales to 37% as compared to 13% in 2023 due to lower quarterly product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a decrease in actual production levels during the period and the temporary cessation of M400 smart glasses production in the second half of 2024.

Depreciation and Amortization included in cost of sales decreased by $151,661, or 17% for the year ended December 31, 2024 versus 2023, due to the full amortization and depreciation of certain manufacturing assets.

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2024	Total Sales	December 31, 2023	Total Sales	Change	(Decrease)
Research and Development Expenses	$7,840,491	136%	$10,611,176	87%	$(2,770,685)	(26)%
Related Stock-based Compensation (non-cash)	1,785,961	31%	1,728,358	14%	57,603	3%
Total Research and Development Costs	$9,626,452	167%	$12,339,534	102%	$(2,713,082)	(22)%

Research and development expenses for the year ended December 31, 2024, decreased by $2,713,082, or 22% compared to 2023. This decrease was largely due to a $1,565,823 decrease in salary and benefits related expenses due to headcount decreases; a $1,004,415 decrease in external development costs due to the suspension of work on a specific future smart glasses product; and a $81,450 decrease in supplies expenses; partially offset by a $57,603 increase in non-cash stock-based compensation primarily driven by the voluntary salary reduction program.

Selling and Marketing.    Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2024	Total Sales	December 31, 2023	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$6,953,169	121%	$11,632,032	96%	$(4,678,863)	(40)%
Related Stock-based Compensation (non-cash)	1,238,258	22%	1,079,768	9%	158,490	15%
Total Selling and Marketing	$8,191,427	142%	$12,711,800	105%	$(4,520,373)	(36)%

Selling and marketing expenses for the year ended December 31, 2024, decreased by $4,520,373, or 36% compared to 2023. This decrease was largely due to a decrease of $1,618,667 in advertising and tradeshow expenses; a $1,587,781 decrease in salary and benefits related expenses driven by headcount decreases; a decrease of $605,000 in our allowance for credit losses; a decrease of $456,338 in travel related expenses; a $235,660 decrease in external consulting expenses; and a $133,906 decrease in computer and software subscription expenses; partially offset by a $158,490 increase in non-cash stock-based compensation primarily driven by the voluntary salary reduction program.

General and Administrative.   General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2024	Total Sales	December 31, 2023	Total Sales	Change	(Decrease)
General and Administrative Expenses	$8,933,952	155%	$8,933,458	74%	$494	0%
Related Stock-based Compensation (non-cash)	8,296,341	144%	9,658,727	80%	(1,362,386)	(14)%
Total General and Administrative	$17,230,293	299%	$18,592,185	153%	$(1,361,892)	(7)%

General and administrative expenses for the year ended December 31, 2024, decreased by $1,361,892, or 7% compared to 2023. This decrease was largely due to a $1,362,386 decrease in non-cash stock-based compensation; a decrease of $1,106,231 in salary and benefits related expenses due to headcount reductions; a decrease of $204,038 in external consulting expenses; a decrease of $201,672 in insurance premiums; a decrease of $47,838 in recruitment and hiring expenses; and a decrease of $72,870 in travel expenses; largely offset by an increase of $977,798 in investor relations expenses; an increase of $437,453 in legal expenses; and an increase of $350,453 in additional accounting and auditing fees related to the finalization of the 2023 audit.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the year ended December 31, 2024, was $2,994,643, compared to $3,844,428 in 2023 or a decrease of $849,785. This decrease was due to a significant decrease in amortization expense related to our Atomistic technology license, which was written-off as of June 30, 2024; partially offset by increases in depreciation related to leasehold improvements being put into service this year related to our new waveguide manufacturing facility.

Impairment on Intangible Asset and Equity Investment.  For the year ended December 31, 2024 there was a total impairment charge on an intangible and an equity investment of $30,301,355. On July 1, 2024, Atomistic exercised its option to terminate its previously granted license related to certain microLED technologies it was developing, and as a result of the termination of the granted license, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, was impaired as the Company no longer has exclusive licensing rights to the technology. In addition, in connection with the Atomistic agreements, the Company recorded an additional impairment charge in the amount of $181,676 in August for the issuance of 174,688 shares of common stock at a fair market value of $1.04 per share to the Founders of Atomistic for the achievement of certain technological milestones. The Company had a related equity interest in Atomistic, a private French company, and determined that at this time, the Company is unable to reasonably estimate a value to its future value and therefore recorded a full impairment of its investment in Atomistic resulting in a write-down charge of $5,784,125 for the period ended June 30, 2024.

Other Income (Expense), Net. Total other income was $433,337 for the year ended December 31, 2024, compared to other income of $2,152,462 in 2023, a decrease of $1,719,125. The overall decrease in other income was primarily the result of a decrease of $1,627,907 in investment income due to lower excess cash on-hand to invest; an increase of $173,255 in foreign exchange losses; partially offset by a decrease in income and other taxes of $290,308; and a decrease of $208,271 from a one-time utility improvement refund in 2023.

Provision for Income Taxes.  There were no provisions for income taxes in 2024 or 2023.

Results of Operations for Fiscal Years Ended December 31, 2023 and December 31, 2022

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
			Dollar	% Increase
	2023	2022	Change	(Decrease)

Sales:
Sales of Products	$10,760,352	$10,505,763	$254,589	2%
Sales of Engineering Services	1,368,787	1,330,119	38,668	3%

Total Sales	12,129,139	11,835,882	293,257	2%

Cost of Sales:
Cost of Sales - Products Sold	8,839,279	8,737,852	101,427	1%
Cost of Sales - Inventory Reserve for Obsolescence	4,358,062	290,405	4,067,657	1,401%
Cost of Sales - Depreciation and Amortization	886,117	799,317	86,800	11%
Cost of Sales - Engineering Services	680,411	525,182	155,229	30%

Total Cost of Sales	14,763,869	10,352,756	4,411,113	43%

Gross Profit (Loss)	(2,634,730)	1,483,126	(4,117,856)	(278)%
Gross Profit (Loss) %	(22)%	13%

Operating Expenses:
Research and Development	12,339,534	12,676,688	(337,154)	(3)%
Selling and Marketing	12,711,800	8,078,538	4,633,262	57%
General and Administrative	18,592,185	21,038,562	(2,446,377)	(12)%
Depreciation and Amortization	3,844,428	1,788,584	2,055,844	115%
Loss on Goodwill and Other Intangible Asset Impairment	2,136,993	—	2,136,993	NM
Loss on Fixed Asset Disposal	—	35,350	(35,350)	(100)%
Impairment of Patents and Trademarks	41,869	97,675	(55,806)	(57)%

Loss from Operations	(52,301,539)	(42,232,271)	(10,069,268)	24%

Other Income (Expense):
Investment Income	2,219,226	1,395,579	823,647	59%
Income and Other Taxes	(230,973)	(212,997)	(17,976)	8%
Foreign Exchange Loss	(44,062)	(180,589)	136,527	(76)%
Utility Improvement Refund/Employee Retention Credit Refund	208,271	466,705	(258,434)	(55)%

Total Other Income, Net	2,152,462	1,468,698	683,764	47%

Net Loss	$(50,149,077)	$(40,763,573)	$(9,385,504)	23%

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

For the year ended December 31, 2023, gross loss from total sales was $2,634,730, or (22)% of total sales as compared to a gross profit of $1,483,126, or 13% in the same period in 2022. Product Cost of Sales was $7,224,107, or 60% of total sales in 2023 as compared to $7,158,225, or 60% of 2022 total sales.

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
Research and Development Expenses	$10,611,176	87%	$10,841,011	92%	$(229,835)	(2)%
Related Stock-based Compensation (non-cash)	1,728,358	14%	1,835,677	16%	(107,319)	(6)%
Total Research and Development	$12,339,534	102%	$12,676,688	107%	$(337,154)	(3)%

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$11,632,032	96%	$7,156,266	60%	$4,475,766	63%
Related Stock-based Compensation (non-cash)	1,079,768	9%	922,272	8%	157,496	17%
Total Selling and Marketing	$12,711,800	105%	$8,078,538	68%	$4,633,262	57%

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2023	Total Sales	December 31, 2022	Total Sales	Change	(Decrease)
General and Administrative Expenses	$8,933,458	74%	$8,502,412	72%	$431,046	5%
Related Stock-based Compensation (non-cash)	9,658,727	80%	12,536,150	106%	(2,877,423)	(23)%
Total General and Administrative	$18,592,185	153%	$21,038,562	178%	$(2,446,377)	(12)%

General and administrative expenses for the year ended December 31, 2023 decreased by $2,446,377, or 12% compared to the comparable period in 2022. This decrease was largely due to a decrease of $2,877,423 in non-cash stock-based compensation; a decrease of $210,678 in external accounting, advisory and tax services expenses; a decrease of $199,456 in shareholder and IR related expenses; a $91,254 decrease in supplies and consumables expenses; and a $56,807 decrease in recruiting and hiring expenses; partially offset by an increase of $281,363 in various consulting fees; an increase of $128,949 in travel related expenses; and an increase of $88,804 in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the year ended December 31, 2023, was $3,844,428, compared to $1,788,584 in the comparable period in 2022, an increase of $2,055,844. The increase in this expense is primarily due to the amortization of our technology license related to the Atomistic Agreements, which began on May 12, 2022.

Other Income (Expense), Net. Total other income was $2,152,462 for the year ended December 31, 2023, as compared to $1,468,698 in the same period in 2022, an increase of $683,764. This overall increase was primarily the result of an increase of $823,647 in investment income resulting from the rise in interest rates earned on the Company’s excess cash period-over-period; and decrease of $136,527 in foreign exchange losses; partially offset by a $258,434 reduction in government and utility incentives, primarily related to the employee retention refunds received in 2022.

Provision for Income Taxes.  There were no provisions for income taxes in 2023 or 2022.

Liquidity and Capital Resources

Capital Resources: As of December 31, 2024, we had cash and cash equivalents of $18,186,506, a decrease of $8,369,086 from $26,555,592 as of December 31, 2023.

As of December 31, 2024, we had current assets of $26,722,490 as compared to current liabilities of $2,112,273, which resulted in a positive working capital position of $24,610,217. As of December 31, 2023, we had a working capital position of $36,284,259. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the years ended:

	December 31,	December 31,	December 31,
	2024	2023	2022
Net Cash Provided by (used in)
Operating Activities	(23,739,372)	(26,277,824)	(24,521,082)
Investing Activities	(2,919,949)	(19,280,966)	(21,170,816)
Financing Activities	18,290,235	(449,561)	(1,948,032)

During the year ended December 31, 2024 we used $23,739,372 of cash for operating activities. Net changes in working capital items were $1,171,047 for the year ended December 31, 2024, with the largest factors resulting from a $2,503,100 decrease in trade accounts payables and accrued expenses; a $941,149 decrease in trade accounts and other receivables; and a $271,399 decrease in other prepaid expenses. For the year ended December 31, 2023, we used a total of $26,277,824 in cash for operating activities.

During the year ended December 31, 2024, we used $2,919,949 of cash for investing activities, which included: $1,358,991 in manufacturing equipment and tooling for our new waveguide manufacturing facility; $1,000,000 final payment made towards our technology license fee commitment with Atomistic; and $560,958 in patent and trademark expenditures. For the year ended December 31, 2023, we used a total of $19,280,966 in cash for investing activities.

During the year ended December 31, 2024, $18,290,235 was provided by financing activities related to: i) $10,000,000 from the sale of common stock under a securities purchase agreement with Quanta Computer Inc. entered into on September 3, 2024 (see Note 11 for further details) and ii) $8,290,235 of net proceeds received from sales of common stock under our ATM program in the fourth quarter of 2024 (see Note 11 for further details). For the year ended December 31, 2023, we used $449,561 in net cash for financing activities.

The Company’s cash requirements are primarily for funding operating losses, working capital, research and development and capital expenditures. Our operations have historically been financed primarily through net proceeds from the sale of our equity securities. The Company incurred net losses for the year ended December 31, 2024 of $73,538,157; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $23,739,372 for the year ended December 31, 2024; $26,277,824 for the year ended December 31, 2023; and $24,521,082 for the year ended December 31, 2022. As of December 31, 2024, the Company had an accumulated deficit of $367,522,950. The Company’s cash outflows for investing activities were $2,919,949 for the year ended December 31, 2024; $19,280,966 for the year ended December 31, 2023; and $21,170,816 for the year ended December 31, 2022.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital and capital expenditures. The higher cash outflows totaling $32,500,000 for investments in the years ending December 31, 2023 and 2022 were mainly for the Company’s exclusive technology license and equity investment in microLED technology via Atomistic. The Company decided not to renew its technology license with Atomistic on June 30, 2024 and the license was terminated on July 1, 2024 by Atomistic. As a result, the Company has no further contractual requirements to pay further licensing development fees to Atomistic.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to continue to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans and actions completed to date concerning our liquidity include, among other things:

•On September 13, 2024, the Company received $10,000,000 under the closing of the first tranche under a Securities Purchase Agreement for the sale of up to $20,000,000 in common stock and Series B Preferred Stock with Quanta Computer Inc. Under the first closing, the Company sold $10,000,000 of common stock. The second and third tranches, which are subject to achievement of specific milestones, will each be for the sale of $5,000,000 of Series B Preferred Stock. The Company expects that these milestones will be achieved in the first half of 2026;

•Reductions in our cash annual operating expenses across all operating areas, representing a reduction of at least 20% as compared to 2023 levels vs. 2024 levels, including in the areas of Research and Development, Sales and Marketing and General and Administrative;

•Right-sizing of operations across all areas of the Company, including headcount reductions and personnel hiring freezes;

•Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;

•Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;

•The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM and ODM customers such as Quanta;

•Continued pursuit of further licensing and strategic opportunities around our waveguide technologies with potential ODMs/OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements; and

•Reduction in our existing products’ selling prices and higher volume discount levels to turn as much of our inventory of finished products into cash and pursue external manufacturers for Vuzix non-waveguide production needs.

The Company has historically raised capital through the sale of equity securities. The Company has entered into a sales agreement with an investment bank for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” (ATM) offering. The Company raised $8.2 million in the quarter ended December 31, 2024 and $1.3 million to date in 2025 under that ATM.

As a result of management’s plan above, our current amount of cash on hand, and our historical ability to raise capital, management has concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Contractual Obligations

The following is a summary of our contractual payment obligations as of December 31, 2024:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$511,980	$511,980	$—	—	—
Open Purchase Obligations	1,061,429	1,061,429	—	—	—

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

Item 8.    Financial Statements and Supplementary Data

The information required by this item is incorporated herein by reference to pages 57 through 84 of this annual report and is indexed under Item 15(a)(1) and (2).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2024.

(a)          Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of our assets that could have a material effect on the consolidated financial statements.

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation and the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2024, that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

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

(d)          Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2024 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedulesf

(a)The following documents are filed as part of this report

(1) Financial Statements

(2) Financial Statement Schedules

Financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

(3) Exhibits

A list of exhibits filed with this annual report is set forth in the Exhibit Index and is incorporated in this Item 15(a)(3) by reference.

VUZIX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vuzix Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vuzix Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for each the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

The Company’s reserve for excess, obsolete or slow-moving inventory is based upon estimates of the evaluation of changes in customer demand, technology developments, and expected future product sales, which can be difficult to forecast. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions future inventory adjustments would result in a decrease in gross profit. Due to the magnitude of the inventory, and the subjectivity involved in estimating the reserve, we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

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

/s/ Freed Maxick P.C. (f/ka Freed Maxick CPAs, P.C.)

We have served as the Company's auditor since 2014.

Buffalo, New York

March 13, 2025

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current Assets
Cash and Cash Equivalents	$18,186,506	$26,555,592
Accounts Receivable, net of allowance for credit losses of $89,000 at December 31, 2024 and $1,574,000 at December 31, 2023.	1,609,718	3,827,686
Accrued Revenues in Excess of Billings	673,498	165,771
Utility Improvement Refund	—	208,271
Inventories, Net	4,813,226	9,000,430
Manufacturing Vendor Prepayments	372,081	403,801
Prepaid Expenses and Other Assets	1,067,461	1,338,860

Total Current Assets	26,722,490	41,500,411

Long-Term Assets
Fixed Assets, Net	7,584,284	8,072,830
Operating Lease Right-of-Use Asset	494,236	301,185
Patents and Trademarks, Net	2,998,760	2,627,018
Technology Licenses, Net	761,043	26,851,001
Cost Method Investment in Atomistic	—	5,784,126
Other Assets, Net	844,445	1,011,111

Total Assets	$39,405,258	$86,147,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$538,221	$1,570,630
Unearned Revenue	125,901	18,839
Accrued Expenses	945,752	2,416,443
Licensing Fees Commitment	—	1,000,000
Income and Other Taxes Payable	8,163	46,727
Operating Lease Right-of-Use Liability	494,236	163,513

Total Current Liabilities	2,112,273	5,216,152

Long-Term Liabilities
Operating Lease Right-of-Use Liability	—	137,672

Total Liabilities	2,112,273	5,353,824

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024 and 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023.	76,553	65,304
Additional Paid-in Capital	407,215,883	377,189,847
Accumulated Deficit	(367,522,950)	(293,984,793)
Treasury Stock, at cost, 579,672 shares as of December 31, 2024 and 2023.	(2,476,501)	(2,476,501)

Total Stockholders' Equity	37,292,985	80,793,857

Total Liabilities and Stockholders' Equity	$39,405,258	$86,147,681

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - December 31, 2021	63,672,268	$63,672	$346,736,397	$(203,072,143)	—	$—	$143,727,926
Stock-Based Compensation Expense	(3,017)	(3)	14,473,433	—	—	—	14,473,430
Stock Option Exercises	114,528	114	57,586	—	—	—	57,700
Purchases of Treasury Stock	—	—	—	—	(464,672)	(2,005,744)	(2,005,744)
2022 Net Loss	—	—	—	(40,763,573)	—	—	(40,763,573)
Balance - December 31, 2022	63,783,779	$63,783	$361,267,416	$(243,835,716)	(464,672)	$(2,005,744)	$115,489,739
Stock-Based Compensation Expense	96,525	97	12,618,533	—	—	—	12,618,630
Stock Option Exercises	26,976	27	21,169	—	—	—	21,196
Stock Issued under Atomistic Stock Purchase Agreement	1,397,500	1,398	3,282,728	—	—	—	3,284,126
Purchases of Treasury Stock	—	—	—	—	(115,000)	(470,757)	(470,757)
2023 Net Loss	—	—	—	(50,149,077)	—	—	(50,149,077)
Balance - December 31, 2023	65,304,780	$65,305	$377,189,846	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense	1,006,723	1,007	11,564,369	—	—	—	11,565,376
Stock Option Exercises	115,765	116	110,644	—	—	—	110,760
Stock Issued under Atomistic Stock Purchase Agreement	174,688	175	181,500	—	—	—	181,675
Stock Issued under Quanta Securities Purchase Agreement	7,692,307	7,692	9,992,308	—	—	—	10,000,000
Proceeds from ATM Program, Net	2,259,431	2,259	8,177,216	—	—	—	8,179,475
2024 Net Loss	—	—	—	(73,538,157)	—	—	(73,538,157)
Balance - December 31, 2024	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,

	2024	2023	2022
Sales:
Sales of Products	$4,487,202	$10,760,352	$10,505,763
Sales of Engineering Services	1,267,354	1,368,787	1,330,119

Total Sales	5,754,556	12,129,139	11,835,882

Cost of Sales:
Cost of Sales - Products Sold	6,007,200	8,839,279	8,737,852
Cost of Sales - Inventory Reserve for Obsolescence	4,167,917	4,358,062	290,405
Cost of Sales - Depreciation and Amortization	734,456	886,117	799,317
Cost of Sales - Engineering Services	444,653	680,411	525,182

Total Cost of Sales	11,354,226	14,763,869	10,352,756

Gross Profit (Loss)	(5,599,670)	(2,634,730)	1,483,126

Operating Expenses:
Research and Development	9,626,452	12,339,534	12,676,688
Selling and Marketing	8,191,427	12,711,800	8,078,538
General and Administrative	17,230,293	18,592,185	21,038,562
Depreciation and Amortization	2,994,643	3,844,428	1,788,584
Loss on Goodwill and Other Intangible Asset Impairment	—	2,136,993	—
Loss on Fixed Asset Disposal	27,654	—	35,350
Impairment on Intangible Asset and Equity Investment	30,301,355	—	—
Impairment of Patents and Trademarks	—	41,869	97,675

Total Operating Expenses	68,371,824	49,666,809	43,715,397

Loss From Operations	(73,971,494)	(52,301,539)	(42,232,271)

Other Income (Expense):
Investment Income	591,319	2,219,226	1,395,579
Other Taxes	59,335	(230,973)	(212,997)
Foreign Exchange Gain (Loss)	(217,317)	(44,062)	(180,589)
Utility Improvement Refund/Employee Retention Credit Refund	—	208,271	466,705

Total Other Income, Net	433,337	2,152,462	1,468,698

Loss Before Provision for Income Taxes	(73,538,157)	(50,149,077)	(40,763,573)
Provision for Income Taxes	—	—	—

Net Loss	$(73,538,157)	$(50,149,077)	$(40,763,573)

Basic and Diluted Net Loss per Common Share	$(1.08)	$(0.79)	$(0.64)
Weighted-average Shares Outstanding - Basic and Diluted	67,836,002	63,432,422	63,708,986

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,

	2024	2023	2022

Cash Flows Used In Operating Activities
Net Loss	$(73,538,157)	$(50,149,077)	$(40,763,573)
Non-Cash Adjustments
Depreciation and Amortization	3,930,169	4,931,692	2,587,901
Stock-Based Compensation	11,565,374	12,711,084	15,775,553
Impairment of Patents and Trademarks	—	41,869	97,675
Loss on Fixed Asset Disposal	27,654	—	35,350
Allowance for Credit Losses	977,363	1,574,000	—
Inventory Reserves for Obsolescence	4,167,917	4,358,062	290,405
Impairment on Intangible Assets and Equity Investments	30,301,355	2,136,993	—
(Increase) Decrease in Operating Assets
Accounts Receivable	1,240,605	(1,842,715)	(1,316,542)
Accrued Revenues in Excess of Billings	(507,727)	103,358	(269,129)
Utility Improvement Refund/Employee Retention Credit Receivable	208,271	258,434	(466,705)
Inventories	19,287	(2,090,523)	593,608
Manufacturing Vendor Prepayments	31,720	594,870	(494,620)
Prepaid Expenses and Other Assets	271,399	167,837	(95,244)
Increase (Decrease) in Operating Liabilities
Accounts Payable	(1,032,409)	358,883	(843,015)
Accrued Expenses	(1,470,691)	745,904	251,231
Unearned Revenue	107,062	(10,225)	1,268
Income and Other Taxes Payable	(38,564)	(168,270)	94,755

Net Cash Flows Used in Operating Activities	(23,739,372)	(26,277,824)	(24,521,082)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(1,358,991)	(5,323,483)	(1,723,622)
Investments in Patents and Trademarks	(560,958)	(632,483)	(499,031)
Investments in Licenses	(1,000,000)	(10,500,000)	(16,523,163)
Business Acquisition, net of cash acquired	—	—	(2,300,000)
Investments in Software Development	—	(125,000)	(125,000)
Investment in Atomistic	—	(2,500,000)	—
Investments in Other Assets	—	(200,000)	—

Net Cash Flows Used in Investing Activities	(2,919,949)	(19,280,966)	(21,170,816)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from Quanta Securities Purchase Agreement	10,000,000
Proceeds from Exercise of Stock Options	110,760	21,196	57,712
Proceeds from ATM Program, Net	8,179,475	—	—
Purchases of Treasury Stock	—	(470,757)	(2,005,744)

Net Cash Flows Provided by (Used in) Financing Activities	18,290,235	(449,561)	(1,948,032)

Net Decrease in Cash and Cash Equivalents	(8,369,086)	(46,008,351)	(47,639,930)
Cash and Cash Equivalents - Beginning of Period	26,555,592	72,563,943	120,203,873

Cash and Cash Equivalents - End of Period	$18,186,506	$26,555,592	$72,563,943

Supplemental Disclosures
Non-Cash Investment in Licenses	—	1,000,000	11,500,000
Investment in Atomistic - Equity issued	181,675	3,284,126	—
Depreciation and Amortization included in Research and Development Expense	201,070	201,147	—
Stock-Based Compensation Expense - Expensed less Previously Issued	—	92,454	61,824

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the Company) was formed in 1997 under the laws of the State of Delaware and maintains its corporate offices in West Henrietta, New York (a suburb of Rochester). We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display and computing devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Artificial Intelligence (AI)-powered Smart Glasses, Waveguides, and Augmented Reality (AR) technologies. Our AI/AR wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our smart glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. The wearable display products we produce can be used for a variety of enterprise, commercial, medical, and defense uses and applications, including AR for on-the-go users and as mobile displays and remote service support devices. Our products are available with varying features and are offered as monocular and binocular display systems.

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

Investments in Equity Investments

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at that value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings.

Segment Data, Geographic Information and Significant Customers

As of December 15, 2024, the Company adopted FASB’s ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others.

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief operating decision maker comprehensively manages the entire business.  The Company does not operate any material separate lines of business or separate business entities and therefore manages its operations as a single operating segment and therefore a single reportable segment. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by geographic region. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single operating segment composed of the consolidated financial results of Vuzix Corporation.

The CODM reviews financial information, presented on a consolidated basis, focusing on significant expenses and net loss/income for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure used by our CODM to assess performance and make operating decisions is net loss as reported on our consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. Net loss is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of property and equipment, as reported on our consolidated statements of cash flows.

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, Compensation, General and Administrative and Intangible asset and equity investment impairment.  These segment items for the years ending December 31, 2024, 2023, and 2022 are:

	2024	2023	2022

Sales	$5,754,556	$12,129,139	$11,835,882

Less expenses:
Cost of Sales, excluding compensation	(9,551,391)	(13,327,890)	(9,065,390)
Research and Development, excluding compensation	(2,922,449)	(3,548,119)	(4,639,115)
Total compensation	(24,472,651)	(30,113,789)	(29,517,624)
General and Administrative, excluding compensation	(6,229,882)	(5,100,484)	(5,169,410)
Intangible asset and equity investment impairment	(30,301,355)	(2,136,993)	—
Other segment items	(5,814,985)	(8,050,941)	(4,207,916)
	(79,292,713)	(62,278,216)	(52,599,455)

Loss before income taxes	$(73,538,157)	$(50,149,077)	$(40,763,573)

Other Segment Items:

-	Selling and Marketing, excluding compensation expenses;

-	Depreciation and amortization, not included in Cost of Sales; and
-	Other income.

Refer to Note 17 — Geographic and Other Financial Information (Unaudited).

Foreign Currency Transactions

The Company considers the U.S. dollar as the functional currency of the Company’s German and Japanese subsidiaries. The Company’s German subsidiary transacts primarily in Euros and the Company’s Japanese subsidiary transacts primarily in Yen. All transactions in foreign currencies are recorded in U.S. dollars at the then current exchange rate(s). Upon settlement of the underlying transaction, all amounts are re-measured to U.S. dollars at the current exchange rate on the date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are re-measured to U.S. dollars at the period-end exchange rates. All re-measurement gains and losses are recorded in the current period net income.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. As a result, management is primarily responsible for assessing if there is a going concern issue when issuing an entity’s financial statements. The going concern assumption underlies all GAAP financial reporting and therefore requires and assumes that the financial statements have been prepared on a going concern basis. It presumes that a Company will continue normal business operations for at least twelve (12) months from the date these financial statements were released.

Additional disclosure is required when there is substantial doubt about business continuity or substantial doubt that has not been alleviated by management’s mitigation plans.

The Company incurred net losses for the year ended December 31, 2024 of $73,538,157; $50,149,077 for the year ended December 31, 2023; and $40,763,573 for the year ended December 31, 2022. The Company had net cash outflows from operations of $23,739,372 for the year ended December 31, 2024; $26,277,824 for the year ended December

31, 2023; and $24,521,082 for the year ended December 31, 2022. As of December 31, 2024, the Company had an accumulated deficit of $367,522,950.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management continues to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include continuing to implement operational improvements and the continued curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans and actions completed to date concerning these matters and managing our liquidity include, among other things:

•On September 13, 2024, the Company received $10,000,000 under the closing of the first tranche under a Securities Purchase Agreement for the sale of up to $20,000,000 in common stock and Series B Preferred Stock with Quanta Computer Inc. Under the first closing, the Company sold $10,000,000 of common stock. The second and third tranches, which are subject to achievement of specific milestones, will each be for the sale of $5,000,000 of Series B Preferred Stock. The Company expects that these milestones will be achieved in the first half of 2026;

•Reductions in our cash annual operating expenses across all operating areas, representing a reduction of at least 20% as compared to 2023 levels vs. 2024 levels, including in the areas of Research and Development, Sales and Marketing and General and Administrative;

•Right-sizing of operations across all areas of the Company, including headcount reductions and personnel hiring freezes;

•Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;

•Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;

•The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to ODM customers such as Quanta;

•Continued pursuit of further licensing and strategic opportunities around our waveguide technologies with potential ODMs/OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements; and

•Reduction in our existing products’ selling prices and higher volume discount levels to turn as much of our inventory of finished products into cash and pursue external manufacturers for Vuzix non-waveguide production needs.

The Company has historically raised capital through the sale of equity securities. The Company has entered into a sales agreement with an investment bank for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time in an “at the market” (ATM) offering. The Company raised $8.2 million in the quarter ended December 31, 2024 and $1.3 million to date in 2025 under that ATM. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop.

As a result of management’s plan above, our current amount of cash on hand, and our historical ability to raise capital, management has concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

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

Accounts Receivable

The Company maintains reserves for potential credit losses based upon our historical experience, aging profile and general market conditions. Receivable balances are written-off when collection is deemed unlikely. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The total allowance for expected credit losses as of December 31, 2024 and 2023 was $89,000 and $1,574,000, respectively. During the year ended December 31, 2024, the Company wrote-off gross receivables of $2,462,219, which included $1,402,484 of accounts receivables that were fully provisioned for in the year ended December 31, 2023. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

Customer and Supplier Concentrations

One customer represented 24% of total product revenue and two customers represented 67% and 14%, respectively, of our engineering services revenue for the year ended December 31, 2024. Two customers represented 29% and 25%, respectively, of total product revenue and four customers represented 44%, 15%, 12% and 11%, respectively, of our engineering services revenue for the year ended December 31, 2023. One customer represented 14% of total product revenue and two customers represented 48% and 39%, respectively, of engineering services revenue for the year ended December 31, 2022.

One customer represented 76% of accounts receivable at December 31, 2024. Two customers represented 47% and 26%, respectively, of gross accounts receivable at December 31, 2023. One customer represented 26% of accounts receivable at December 31, 2022.

One third-party vendor represented 63% of material purchases for the year ended December 31, 2024. No third-party vendors represented more than 10% of material purchases for the year ended December 31, 2023. One third-party vendor represented 15% of purchases for the year ended December 31, 2022. As of December 31, 2022, the net amount due to this vendor was $478,382.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to date as a percentage of total expected costs to complete the project less amounts invoiced, if any. As of December 31, 2024, 2023, and 2022 there was $673,498, $165,771, and $269,129, respectively, in accrued project revenue.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average first-in, first-out method. The Company includes labor and overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products. The total provision for inventory as of December 31, 2024 and 2023 was $7,944,575 and $5,775,551, respectively.

Revenue Recognition

The Company recognizes revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred, typically upon physical shipment. Revenue is recognized in the amount that the Company expects to receive in exchange from the sale of our products. FOB shipping point is our standard shipping term and revenue is generally recognized as our products ship to customers, as control and ownership are transferred at this time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date, and a portion of revenue is deferred for all estimated returns. As of December 31, 2024 and 2023, unearned revenue consisting of deferred revenue associated with our expected returns were immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Unearned Revenue

These amounts represent deferred revenue against our expected product sales returns for all December 2024 and 2023 products sales that are subject to the Company’s 30-day money back guarantee return policy.

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

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written-off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of product sales over the estimated life of the products, which currently is estimated at three years using a straight-line basis. As of December 31, 2024, 2023, and 2022, we had $194,444, $361,111, and $500,000, respectively, of net software development costs included in Other Assets. For the years ended December 31, 2024, 2023, and 2022, there was nil in impairment of software development costs.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the expected life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets, Goodwill and Other Acquired Intangible Assets

The Company, at least annually, assesses all of its long-lived assets and intangibles, excluding goodwill, for impairment and when events or circumstances indicate their carrying amounts may not be recoverable. For the years ended December 31, 2024, 2023, and 2022, there was an impairment charge of nil, $41,869, and $97,675, respectively, to Patents and Trademarks. For the years ended December 31, 2024, 2023, and 2022, we recorded a loss on fixed asset disposal of $27,654, nil, and $35,350, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis over a five-year period.

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

Provision for Future Warranty Costs

The Company provides for the estimated returns under warranty and the costs of fulfilling our obligations under product warranties at the time the related revenue is recognized. The Company estimates the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific warranty terms and conditions vary depending upon the country in which we do business but generally include parts and labor over a period generally ranging from one to two years from the date of product shipment. The Company provides a reserve for expected future warranty returns at the time of product shipment or produces over-builds to cover replacements. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary each quarter end, based upon historical experience of warranty claims and costs.

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2024, 2023, and 2022 was $648,123, $2,279,797 and $1,668,910, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing the net income (loss) less accrued dividends on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options and warrants applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options and warrants and the conversion of any preferred shares are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2024, 2023 and 2022, all outstanding instruments would be anti-dilutive. As of December 31, 2024, 2023, and 2022, there were 10,367,990, 8,695,308 and 8,589,673 common stock share equivalents, respectively, that were potentially issuable under stock options that could potentially dilute basic earnings per share in the future.

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

For common stock awards, the Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares and the expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock awards and stock option grants for the years ended December 31, 2024, 2023, and 2022 was $5,928,198, $4,566,253, and $4,645,026, respectively, excluding awards under the Company’s Long-term Incentive Plan (LTIP). The Company issues new shares upon stock option exercises.

For stock options awarded under the Company's LTIP, options vest only upon the achievement of certain equity market conditions or performance-based milestones. The fair value of options granted under this program were calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method on the performance-based tranches. Stock-based compensation expense associated with the Company's LTIP for the years ended December 31, 2024, 2023, and 2022 was $5,637,176, $8,144,734, and $11,130,527, respectively.

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

As of December 31, 2024, all of our leases are considered operating leases. Operating lease right-of-use assets and liabilities were included on our Consolidated Balance Sheets beginning January 1, 2019. The Company does not have any finance leases as of December 31, 2024.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. Management is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Products Sales (which include Smart Glasses, OEM Product Sales, and Waveguide and Display Engine Sales) and Engineering Services. The following table summarizes the revenue recognized by product line:

	For the Years Ended December 31,
	2024	2023	2022
Revenues
Products Sales	$4,487,202	$10,760,352	$10,505,763
Engineering Services	1,267,354	1,368,787	1,330,119

Total Revenue	$5,754,556	$12,129,139	$11,835,882

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

As of December 31, 2024 and 2023, there were $109,725 and nil, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	2024	2023	2022
Point-in-Time	78%	89%	89%
Over Time – Input Method	22%	11%	11%

Total	100%	100%	100%

Remaining Performance Obligations

As of December 31, 2024, the Company had $2,051,502 of remaining performance obligations under a current waveguide development project, including initial product production, which represents the remainder of transaction prices totaling $3,500,000 under this development project, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon the following expected due dates: 40% in 2025 and 60% in 2026. Revenues earned less amounts invoiced at December 31, 2024, in the amount of $673,498 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

As of December 31, 2023, the Company had $2,929,709 of remaining performance obligations under three current waveguide development projects, which represents the remainder of transaction prices totaling $3,637,240 under these development agreements, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon the following expected due dates: 66% in 2024 and 34% in 2025. Revenues earned less amounts invoiced at December 31, 2023, in the amount of $165,771 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,	December 31,
	2024	2023

Purchased Parts and Components	$8,615,537	$9,500,415
Work-in-Process	264,715	394,923
Finished Goods	3,877,549	4,880,643
Less: Reserve for Obsolescence	(7,944,575)	(5,775,551)

Inventories, Net	$4,813,226	$9,000,430

In addition to its normal Reserve for Obsolescence provision, the Company reserved as of December 31, 2024 additional provisions for expected surplus component parts and obsolescence in excess of its currently planned existing product builds in 2025 and into 2026 on most of its existing smart glass product models in anticipation of the planned introduction of newer models, which would logically replace the existing models when introduced. The disposal value of the excess components that could not be used in future models is unknown, so a 100% obsolescence provision has been accrued. During the year ended December 31, 2024, the Company wrote-off gross inventory of $4,167,917 and disposed of $1,998,893 of inventory that was fully provisioned for in the previous year. The total obsolescence provisions totaled $7,944,575 and $5,775,551 for the years ended December 31, 2024 and 2023, respectively. The changes to these provisions are included in Cost of Sales on the Consolidated Statements of Operations.

Note 4 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31,	December 31,
	2024	2023
Tooling and Manufacturing Equipment	$8,313,749	$8,793,192
Leasehold Improvements	2,840,176	3,162,695
Computers and Purchased Software	679,139	833,794
Furniture and Equipment	2,478,888	2,580,904
	14,311,952	15,370,585
Less: Accumulated Depreciation	(6,727,668)	(7,297,755)
Fixed Assets, Net	$7,584,284	$8,072,830

December 31, 2023 asset groupings have been reclassified to conform with the December 31, 2024 presentation.

Total depreciation expense for fixed assets for the years ended December 31, 2024, 2023, and 2022 was $1,819,883, $1,036,578, and $869,502, respectively.

As of December 31, 2024 and 2023, there was $4,931,005 and $5,981,271, respectively, of fixed assets that are not yet placed into service.

Note 5 — Patents and Trademarks, Net

	December 31,	December 31,
	2024	2023
Patents and Trademarks	$4,286,743	$3,727,265
Less: Accumulated Amortization	(1,287,983)	(1,100,247)
Patents and Trademarks, Net	$2,998,760	$2,627,018

Total amortization expense for patents and trademarks for the years ended December 31, 2024, 2023, and 2022 was $189,216, $183,690 and $149,700, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $286,000. For the years ended December 31, 2024, 2023, and 2022, we recorded nil, $41,869, and $97,675, respectively, in patent impairment charges.

Note 6 — Technology Licenses, Net

	December 31,	December 31,
	2024	2023

Licenses	$32,443,356	$32,443,356
Write-Offs	(30,000,000)	—
Less: Accumulated Amortization	(1,682,313)	(5,592,355)
Licenses, Net	$761,043	$26,851,001

Total amortization expense related to these intangible technology licenses in the years ended December 31, 2024, 2023, and 2022 was $1,553,334, $3,307,737, and $1,231,197, respectively. The estimated aggregate annual amortization expense for the next four fiscal years is approximately $190,000.

On May 12, 2022, the Company signed a series of agreements with Atomistic SAS, which provided for an exclusive license by the Company of key microLED technology and for the custom design of a backplane, for cash commitments totaling $30 million along with equity issuance commitments to be made by the Company relating to the certain deliverables and the achievement of milestones by Atomistic. $15 million of the consideration was for the design and construction of the backplane, all of which is custom to the Company.  On December 16, 2022, the Company signed new agreements with Atomistic (the “Atomistic Agreements”) that superseded the prior May 12, 2022 agreements, whereby the scope for the construction of a backplane was modified and the Company obtained an additional license in an alternative self-emissive microLED  technology.

During the year ended December 31, 2024, the Company made the decision to cease further funding of development activities with Atomistic SAS (“Atomistic”) under the license agreement, dated December 16, 2022, among the Company, Atomistic, and Atomistic’s two principals (the “License Agreement”). The Company’s decision gave Atomistic the right under the License Agreement to terminate the Granted License (as defined under the License Agreement), which right Atomistic exercised on July 1, 2024. As a result of the termination of the granted license, on July 1, 2024, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, had been impaired as the Company no longer held exclusive licensing rights to the technology for its use. In addition, in connection with the Atomistic agreements, the Company recorded an additional impairment charge in the amount of $181,676 in August for the issuance of 174,688 shares of common stock at a fair market value of $1.04 per share to the Founders of Atomistic for the achievement of certain technological milestones.

Notwithstanding the termination of the Granted License, the Company will be entitled to certain License Royalties (as defined under the License Agreement) from Atomistic if it licenses the technology that was the subject of the granted license.

Note 7 — Investment in Atomistic

In November 2023, Atomistic successfully reached seven of twelve technological milestones under its technology license agreement (Note 6) with the Company executed on December 16, 2022. As a result of these achievements, the Company issued to the Atomistic Founders 1,397,500 shares of the Company's common stock and paid them $2,500,000 in exchange for 13,682 shares of Series A Preferred stock of Atomistic. The fair market value of the common shares when issued was $2.35 per share or a total of $3,284,125.

Subsequently, and in addtion to the write-off of the Atomistic technology license discussed in Note 6, based upon the fact that Atomistic has lost future funding from the Company and most likely will not have adequate funds on its own to complete the project without raising additional funding from other third parties, the Company also determined the equity investment has been impaired and the Company recorded a charge of $5,784,125 for the period ended December 31, 2024. The Company will retain an equity interest in Atomistic, the right to appoint a member to the Atomistic board of directors and certain other rights as an equity owner pursuant to the stock purchase agreement and shareholders’ agreement entered into in connection with the License Agreement. The Company’s equity interest in Atomistic entitles it to a preferential allocation to 49% of the distributable amounts in the event of a liquidation event, such as an acquisition of Atomistic or its assets.

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

Note 8 – Other Assets

The Company’s other assets consist of the following:

	December 31,	December 31,
	2024	2023
Investments (fair value not readily determinable)	$650,000	$450,000
Additions	—	200,000
Total Investments (at cost)	650,000	650,000

Software Development Costs	1,000,000	875,000
Additions	—	125,000
Less: Accumulated Amortization	(805,555)	(638,889)
Software Development Costs, Net	194,445	361,111

Total Other Assets	$844,445	$1,011,111

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

Total amortization expense for capitalized software development costs for the years ended December 31, 2024, 2023, and 2022 was $166,667, $263,549 and $166,667, respectively, and are included in Cost of Sales – Products in the Consolidated Statements of Operations.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023

Accrued Wages and Related Costs	$417,266	$1,711,707
Accrued Professional Services	240,000	362,100
Accrued Warranty Obligations	46,078	188,249
Other Accrued Expenses	242,408	154,387

Total	$945,752	$2,416,443

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2024, 2023, and 2022 were as follows:

Accrued Warranty Obligations at December 31, 2021	$185,044
Reductions for Settling Warranties	(408,655)
Warranty Issued During Year	383,538
Accrued Warranty Obligations at December 31, 2022	$159,927
Reductions for Settling Warranties	(286,851)
Warranty Issued During Year	315,173
Accrued Warranty Obligations at December 31, 2023	$188,249
Reductions for Settling Warranties	(276,787)
Warranties Issued During Period	134,616

Accrued Warranty Obligations at December 31, 2024	$46,078

Note 10 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2024	2023	2022
Pre-Tax Income (Loss)
U.S.	$(72,864,232)	$(49,035,562)	$(41,356,619)
Outside the U.S.	(673,925)	(1,113,515)	593,046
Total Pre-Tax Income (Loss)	$(73,538,157)	$(50,149,077)	$(40,763,573)

The provision expense/(benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 was as follows:

	2024	2023	2022
U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(13,257,284)	(7,207,958)	(2,957,991)
Valuation Allowance	13,257,284	7,207,958	2,957,991
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	(82,211)	297,343	109,107
Valuation Allowance	82,211	(297,343)	(109,107)
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	(552,573)	(634,503)	271,248
Valuation Allowance	552,573	634,503	(271,248)
Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2024, 2023, and 2022 is as follows:

	2024	2023	2022
	%	%	%
Federal Income Tax at Statutory Rate	21.0	21.0	21.0
State Tax Provision, Net of Federal Benefit	0.8	1.1	(0.5)
Permanent Differences	(0.0)	(0.7)	(0.4)
Federal Tax Credits	—	—	(0.1)
Stock Compensation	(2.7)	(5.0)	(13.2)
Foreign Tax Provision	(0.1)	(1.4)	0.1
Expiration of NOL, Credits, Charitable Contribution	(0.1)	—	(0.8)
Other	—	—	0.2
Effective Tax Rate	18.9	15.0	6.3
Change in Valuation Allowance	(18.9)	(15.0)	(6.3)
Net Effective Tax Rate	—	—	—

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2024	2023	2022
Deferred Tax Assets:
Net Operating Loss Carryforwards	$48,639,974	$42,538,219	$38,655,757
Tax Credit Carryforwards	4,186,788	4,191,198	4,048,872
Inventory Valuation Adjustment	1,839,907	1,316,114	350,165
Stock-based Compensation	1,476,671	1,098,240	890,169
Lease Obligation Liability	107,546	65,628	204,141
Capitalized R&D	4,972,383	4,172,773	2,265,857
Intangible Assets	5,740,760	510,539	—
Investment in Atomistic	1,298,158	—	—
Other	192,038	627,529	702,540
Total Deferred Tax Assets	68,454,225	54,520,240	47,117,501

Deferred Tax Liabilities:

Lease Right of Use Asset	107,546	65,628	204,141
Moviynt Intangibles	—	—	3,867
Total Deferred Tax Liabilities	107,546	65,628	208,008

Net Deferred Tax Assets Before Valuation Allowance	68,346,679	54,454,612	46,909,493
Valuation Allowance	(68,346,679)	(54,454,612)	(46,909,493)

Net Deferred Tax Assets	$—	$—	$—

As December 31, 2024, the Company has approximately $224 million in U.S. federal net operating loss (NOL) carryforwards. Some of these NOL carryforwards will expire beginning in 2025 and others are not subject to expiration. Specifically, $75.2 million of the NOL carryforward will begin to expire in 2025 and as a result of the Tax Cuts and Jobs Act, the remaining NOL carryforwards have no expiration. In addition to the U.S. Federal NOL carryforward, the Company has state NOL carryforwards of approximately $13.4 million in various jurisdictions in which it files that will begin to expire in 2034. The Company also has approximately $4.2 million of federal and state credit carryforwards. The credit carryforwards will begin to expire in 2025 and will be fully expired by 2042 if not utilized. Utilization of the NOL carryforwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the tax law or the NOLs may expire unutilized.

In addition to the U.S. Federal and state attributes noted above, Vuzix Europe GmbH, a wholly-owned subsidiary incorporated in Germany, has NOLs as of December 31, 2024 of $286,000 that have no expiration. Vuzix Japan KK, a corporate entity wholly-owned by the Company in Japan, has NOLs as of December 31, 2024 of $176,000 that will expire in 2034.

As the result of the assessment of the FASB ASC 740-10 (“Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”), the Company has no unrecognized tax benefits.

The Company’s U.S. Federal and state tax matters for the years 2020 through 2023 remain subject to examination by the respective tax authorities.

FASB ASC 740 (“Prior Authoritative Literature: SFAS No. 109, Accounting for Income Taxes”), requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. In light of the historic losses of the Company, a 100% valuation allowance has been recorded to fully offset any benefit associated with the net deferred tax assets, for which realization is not considered more likely than not to occur.

Note 11 — Capital Stock

Preferred Stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of December 31, 2024 and December 31, 2023.

Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on December 31, 2024 and 2023.

Of the 5,000,000 authorized shares of preferred stock, the Company designated 800,000 shares as Series B Convertible Preferred Stock. There were nil shares of Series B Preferred Stock issued and outstanding as of December 31, 2024 and 2023. The Series B Preferred Stock will entitle the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly. Each share of Series B Preferred Stock will be convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for stock splits, stock dividends, and similar transactions. The Company may, at its option at any time, redeem the Series B Preferred Stock. The Series B Preferred Stock will not entitle the holders to voting rights, except with respect to certain actions which will require the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock, or as required by law.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024 and 65,304,780 shares issued and 64,725,108 shares outstanding as of December 31, 2023.

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

The third closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock, at a purchase price per share equal to the higher of (a) $13.00 or (b) ten times the volume-weighted average sale price of the common stock for the thirty trading days before the date on which the conditions for the third closing are met, will occur fifteen business days after the day on which closing conditions for such closing are met or waived, or such other date as may be agreed to between the Company and Quanta. The third closing will be subject to, among other closing conditions, the Waveguide Plate Production Capacity Rate at the Company’s Rochester, New York waveguide manufacturing plant being reasonably demonstrated to reach certain production levels and yields based on a Sampled run-rate basis. The Company evaluated the provisions of the agreement and concluded that the second and third tranche obligations are not free-standing instruments and do not require bifurcation from the host.

The SPA may be terminated by either party if the second closing has not occurred by September 3, 2025 or within 12 months from the date of the Purchase Agreement, or if the third closing has not occurred by March 3, 2026 or within 18 months from the date of the Purchase Agreement.

The Company expects to use up to 15% of the net proceeds under the SPA for collaboration on Consumer and Enterprise new generation product development associated with smart glasses for each party’s needs and third-party consumers utilizing waveguides of the Company over the term of the SPA.

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

In connection with the Atomistic Agreements, on August 12, 2024, the Company issued a total of 174,688 shares of common stock at a fair market value of $1.04 per share (closing price on August 9, 2024) or $181,675 to the Founders of Atomistic SAS (“Atomistic”) for the achievement of certain technological milestones. This issuance was recorded as an additional impairment charge related to the Atomistic equity investment in the third quarter of 2024.

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

ATM Program

The Company has filed a Registration Statement on Form S-3 with the SEC that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a. sales agreement with an investment bank in an “at the market” (or ATM) offering.

In the fourth quarter of 2024, the Company sold 2,259,431 shares of common stock for gross proceeds of $8,432,448 (average of $3.73 per share), before deducting broker expenses paid by the Company of $252,973 pursuant ot the terms of the ATM offering.

In the first quarter of 2025, the Company sold 243,541 shares of common stock for gross proceeds of $1,301,288 (average of $5.34 per share) before deducting broker expenses paid by the Company of $39,039 pursuant to the terms of the ATM offering. The net proceeds from the sale of common shares are being used for general corporate purposes, including working capital.

Note 12 — Stock-Based Compensation

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

Options issued or outstanding under the Stock Options Plans are as follows:

	2014	2023
	Plan	Plan	Total
Outstanding or Exercised as of December 31, 2022	11,168,061	—	11,168,061
Available for future issuance under plan	1,495,760	—	1,495,760
Total authorized by plan	12,663,821	—	12,663,821

Outstanding or Exercised as of December 31, 2023	—	8,791,833	8,791,833
Available for future issuance under plan	—	3,849,804	3,849,804
Totals authorized by plan	—	12,641,637	12,641,637

Outstanding or Exercised as of December 31, 2024	—	11,609,900	11,609,900
Available for future issuance under plan	—	1,031,737	1,031,737
Totals authorized by plan	—	12,641,637	12,641,637

The 2023 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2023 Plan and allows option terms to be up to ten years from the original grant date. Employees’ incentive stock options typically vest at a minimum rate of 25% per year over a four-year period, commencing on the date of grant.

The following table summarizes stock option activity related to the Company’s standard employee incentive plan, excluding options awarded under the Long-term Incentive Plan (LTIP), for the years ended December 31, 2024, 2023, and 2022:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2021	2,823,634	$7.67	7.95
Granted	442,000	5.45
Exercised	(145,185)	2.56
Expired or Forfeited	(314,776)	9.27
Outstanding at December 31, 2022	2,805,673	$7.80	7.28
Granted	180,000	4.43
Exercised	(28,240)	1.33
Expired or Forfeited	(46,125)	11.33
Outstanding at December 31, 2023	2,911,308	$7.60	6.30
Granted	2,804,739	1.33
Exercised	(152,273)	1.43
Expired or Forfeited	(954,587)	6.40

Outstanding at December 31, 2024	4,609,187	$4.25	7.84

As of December 31, 2024, there were 1,812,818 options that were fully-vested and exercisable at a weighted average exercise price of $8.01 per share. The weighted average remaining contractual term on the vested options is 5.7 years. The unvested balance of 2,796,369 options as of December 31, 2024, are exercisable at a weighted average exercise price of $2.07 per share. The weighted average remaining contractual term on the unvested options is 9.4 years.

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

The aggregate intrinsic value of the options exercised during the year ended December 31, 2024, 2023, and 2022 was approximately $333,091, $85,263 and $627,876, respectively. The aggregate intrinsic value of the options outstanding as of December 31, 2024, 2023, and 2022 was approximately $9,801,292, $563,874 and $2,093,164, respectively.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted, excluding LTIP, during 2024, 2023, and 2022 and their estimated value:

December 31,	2024	2023	2022
Assumptions for Black-Scholes:
Expected term in years	5.3 to 5.8	6.0 to 6.1	6.1
Volatility	90.47% to 92.90%	86.97% to 88.42%	85.44% to 87.09%
Risk-free interest rate	4.01% to 4.64%	3.58% to 4.43%	2.18% to 3.95%
Expected annual dividends	None	None	None
Value of options granted:
Number of options granted	2,804,739	180,000	442,000
Weighted average fair value per share	$1.00	$3.34	$4.04
Fair value of options granted	$2,790,737	$600,345	$1,783,710

Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur.

Unrecognized stock-based compensation expense was $2,059,376 as of December 31, 2024, relating to a total of 2,796,369 unvested stock options under the Company’s stock option plans. This stock-based compensation expense is expected to be recognized over a weighted average period of approximately 1 year.

During the year ended December 31, 2024, the Company issued 232,766 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2024 to June 2025 and for the onboarding of the new director. The fair market value on the date of award of the stock issued was $1.41, resulting in an aggregate fair value of approximately $328,200. The fair market value of these awards is expensed over twelve (12) months for 212,766 shares and twenty-four (24) months for 20,000 shares beginning on July 1, 2024.

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

For the years ended December 31, 2024, 2023, and 2022, the Company recorded total stock-based compensation expense, including stock awards but excluding awards under the Company’s LTIP of $5,928,198, $4,566,253, and $4,645,026, respectively.

Note 13 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s existing 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the years ended December 31, 2024, 2023, and 2022, the Company recorded non-cash stock-based compensation expense of $5,637,176, $8,352,700, and $11,130,527, respectively, for options that vested or are probable to vest.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of December 31, 2024, we had $3,220,055 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which are being recognized over a service period of up to three to four years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the completion of the requisite service period for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of December 31, 2024, and going forward, should all of the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $33.7 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,359,500 unvested options outstanding as of December 31, 2024, there are 2,679,750 unvested options for the achievement of Equity Market Capitalization targets, 1,875,825 unvested options for the achievement of annual revenue targets, and 803,925 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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

Operating lease costs under our operating leases totaled $725,913, $828,007 and $659,045 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of December 31, 2024, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 0.9 years. As of December 31, 2023, the weighted average discount rate was 8.3% and the weighted average remaining lease term was 1.9 years.

Future lease payments under operating leases as of December 31, 2024 were as follows:

Future Lease Payments 2025	$511,980
Less: Imputed Interest	(17,744)
Total Lease Liability Balance	$494,236

Note 15 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2024, 2023, and 2022 totaled $283,614, $332,717, and $262,726, respectively.

Note 16 — Litigation

We are not currently involved in any actual or pending legal proceedings or litigation that we consider to be material, and we are not aware of any such material proceedings contemplated by or against us or involving our property.

Note 17 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2024, 2023, and 2022 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2024		2023		2022
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$3,625	63%	$6,335	52%	$4,738	40%
Europe	1,329	23%	727	6%	3,532	30%
Asia-Pacific	564	10%	4,656	38%	3,411	29%
Others	237	4%	411	3%	155	1%
Total Revenues	$5,755	100%	$12,129	100%	$11,836	100%

By Country:

	Fiscal Year
	2024		2023		2022
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
U.S.	$3,227	56%	$6,213	51%	$4,592	39%
France	430	8%	—	—%	1,508	13%
Japan	354	6%	4,449	37%	1,735	15%
Others	1,744	30%	1,467	12%	4,001	33%
Total Revenues	$5,755	100%	$12,129	100%	$11,836	100%

Countries listed in the above table were those with revenues greater than 10% for the year ended December 31, 2024. The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 18 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2024
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,272	$1,386	$1,093	$2,004
Gross profit (loss)	(4,954)	(260)	(333)	(53)
Net loss	(13,656)	(9,222)	(40,612)	(10,048)
Net loss per share, basic and diluted	(0.16)	(0.14)	(0.62)	(0.16)

	Fiscal Year 2023
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,067	$2,180	$4,691	$4,191
Gross profit (loss)	(4,245)	(238)	972	876
Net loss	(19,880)	(10,983)	(9,045)	(10,241)
Net loss per share, basic and diluted	(0.32)	(0.17)	(0.14)	(0.16)

	Fiscal Year 2022
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,898	$3,427	$3,008	$2,503
Gross profit (loss)	(126)	868	262	479
Net loss	(10,759)	(9,477)	(10,022)	(10,506)
Net loss per share, basic and diluted	(0.17)	(0.15)	(0.16)	(0.16)

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(11)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
3.6(13)	Certificate of Designation of Series B Preferred Stock
4.1 (9)	Description of the Registrant’s Securities
10.1(5)**	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul Travers
10.3(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.9 (10) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
10.10 (12)* #	License Agreement, dated December 16, 2022
10.11 (12)* #	Stock Purchase Agreement, dated December 16, 2022
10.12 (12)* #	Shareholders Agreement, dated December 16, 2022
10.13(13)	Securities Purchase Agreement, dated September 3, 2024
10.14(13)	Registration Rights Agreement, dated September 3, 2024
14.1(8)	Code of Ethics
19*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Section 1350 CEO Certification
32.2***	Section 1350 CFO Certification
97	Clawback policy (previously filed as Exhibit 97 to the Registrant’s Form 10-K filed with the SEC on April 15, 2024 (Commission File Number: 001-35955), and incorporated herein by reference).
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

†       Confidential treatment granted as to certain portion

*       Filed herewith.

**     Indicates management contract or compensatory arrangement.

***   Furnished herewith.

# Portions of this agreement have been omitted.

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.

(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.
(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.
(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.
(9)	Filed as exhibit to Form 10-K filed March 16, 2020 and incorporated herein by reference.
(10)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.
(11)	Filed as exhibit to Form 8-K filed April 30, 2021 and incorporated herein by reference.
(12)	Filed as exhibit to Form 10-K filed March 1, 2023 and incorporated herein by reference.
(13)	Filed as exhibit to Form 8-K filed September 3, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	March 13, 2025
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	March 13, 2025
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Edward Kay	Director	March 13, 2025
Edward Kay
/s/ Timothy Harned	Director	March 13, 2025
Timothy Harned
/s/ Paula Whitten-Doolin	Director	March 13, 2025
Paula Whitten-Doolin