Form 10-Q
period 2025-03-31
Vuzix Corp
filed 2025-05-12
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 12, 2025, there were 76,242,415 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and Cash Equivalents	$15,231,001	$18,186,506
Accounts Receivable, net of allowance for credit losses of $89,000 at March 31, 2025 and December 31, 2024.	1,434,235	1,609,718
Accrued Revenues in Excess of Billings	308,566	673,498
Inventories, Net	4,276,123	4,813,226
Manufacturing Vendor Prepayments	227,576	372,081
Prepaid Expenses and Other Assets	907,765	1,067,461

Total Current Assets	22,385,266	26,722,490

Long-Term Assets
Fixed Assets, Net	8,398,574	7,584,284
Operating Lease Right-of-Use Asset	359,443	494,236
Patents and Trademarks, Net	3,055,302	2,998,760
Technology Licenses, Net	710,775	761,043
Other Assets, Net	852,778	844,445

Total Assets	$35,762,138	$39,405,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,521,201	$538,221
Unearned Revenue	108,702	125,901
Accrued Expenses	863,608	945,752
Income and Other Taxes Payable	62,551	8,163
Operating Lease Right-of-Use Liability	359,443	494,236

Total Current Liabilities	2,915,505	2,112,273

Stockholders' Equity
Common Stock - $0.001 Par Value, 100,000,000 shares authorized; 76,822,087 shares issued and 76,242,415 shares outstanding as of March 31, 2025 and 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024.	76,822	76,553
Additional Paid-in Capital	411,406,888	407,215,883
Accumulated Deficit	(376,160,576)	(367,522,950)
Treasury Stock, at cost, 579,672 shares as of March 31, 2025 and December 31, 2024.	(2,476,501)	(2,476,501)

Total Stockholders' Equity	32,846,633	37,292,985

Total Liabilities and Stockholders' Equity	$35,762,138	$39,405,258

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2025	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985
Stock-Based Compensation Expense	—	—	2,927,227	—	—	—	2,927,227
Stock Option Exercises	24,852	25	1,772	—	—	—	1,797
Proceeds from ATM Program, Net	243,541	244	1,262,006	—	—	—	1,262,250
Net Loss	—	—	—	(8,637,626)	—	—	(8,637,626)
Balance - March 31, 2025	76,822,087	$76,822	$411,406,888	$(376,160,576)	(579,672)	$(2,476,501)	$32,846,633

	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2024	65,304,780	$65,304	$377,189,847	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense	—	—	2,392,945	—	—	—	2,392,945
Net Loss	—	—	—	(10,047,582)	—	—	(10,047,582)
Balance - March 31, 2024	65,304,780	$65,304	$379,582,792	$(304,032,375)	(579,672)	$(2,476,501)	$73,139,220

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2025	2024
Sales:
Sales of Products	$1,324,073	$1,829,073
Sales of Engineering Services	256,868	174,794

Total Sales	1,580,941	2,003,867

Cost of Sales:
Cost of Sales - Products Sold	1,610,730	1,807,593
Cost of Sales - Depreciation and Amortization	176,869	181,566
Cost of Sales - Engineering Services	58,460	67,961

Total Cost of Sales	1,846,059	2,057,120

Gross Loss	(265,118)	(53,253)

Operating Expenses:
Research and Development	2,605,840	2,738,449
Selling and Marketing	1,537,466	2,220,782
General and Administrative	3,960,984	4,098,257
Depreciation and Amortization	405,011	970,377
Loss on Fixed Asset Disposal	—	11,277

Total Operating Expenses	8,509,301	10,039,142

Loss From Operations	(8,774,419)	(10,092,395)

Other Income (Expense):
Investment Income	168,480	152,599
Other Taxes	(18,400)	(282)
Foreign Exchange Loss	(13,287)	(107,504)

Total Other Income, Net	136,793	44,813

Loss Before Provision for Income Taxes	(8,637,626)	(10,047,582)
Provision for Income Taxes	—	—

Net Loss	$(8,637,626)	$(10,047,582)

Basic and Diluted Net Loss per Common Share	$(0.11)	$(0.16)
Weighted-average Shares Outstanding - Basic and Diluted	76,218,256	64,725,108

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash Flows Used In Operating Activities
Net Loss	$(8,637,626)	$(10,047,582)
Non-Cash Adjustments
Depreciation and Amortization	632,148	1,151,943
Stock-Based Compensation	2,929,001	2,392,945
Loss on Fixed Asset Disposal	—	11,277
(Increase) Decrease in Operating Assets
Accounts Receivable	175,483	(805,714)
Accrued Revenues in Excess of Billings	364,932	165,771
Inventories	537,103	(867,825)
Manufacturing Vendor Prepayments	144,505	124,715
Prepaid Expenses and Other Assets	159,696	154,498
Increase (Decrease) in Operating Liabilities
Accounts Payable	982,980	331,162
Accrued Expenses	(779,057)	(1,564,459)
Unearned Revenue	(17,199)	138,932
Income and Other Taxes Payable	54,411	9,199

Net Cash Flows Used in Operating Activities	(3,453,623)	(8,805,138)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(613,397)	(101,239)
Investments in Patents and Trademarks	(100,735)	(147,814)
Investments in Licenses	—	(1,000,000)
Investments in Other Assets	(50,000)	—

Net Cash Flows Used in Investing Activities	(764,132)	(1,249,053)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from ATM Program, Net	1,262,250	—

Net Cash Flows Provided by (Used in) Financing Activities	1,262,250	—

Net Decrease in Cash and Cash Equivalents	(2,955,505)	(10,054,191)
Cash and Cash Equivalents - Beginning of Period	18,186,506	26,555,592

Cash and Cash Equivalents - End of Period	$15,231,001	$16,501,401

Supplemental Disclosures
Depreciation and Amortization included in Research and Development Expense	$50,268	$—
Non-Cash Fixed Asset Additions	696,913	—

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three months ended March 31, 2025, are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2024, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Customer Concentrations

For the three months ended March 31, 2025, one customer represented 42% of total product revenue and three customers represented 94% of engineering services revenue. For the three months ended March 31, 2024, one customer represented 60% of total product revenue and two customers represented 99% of engineering services revenue.

As of March 31, 2025, two customers represented 82% of accounts receivable. As of December 31, 2024, one customer represented 76% of accounts receivable.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014- 15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As a result, management is primarily responsible for assessing if there is a going concern issue when issuing an entity’s financial statements. The going concern assumption underlies all GAAP financial reporting and therefore requires and assumes that the financial statements have been prepared on a going concern basis. It presumes that a Company will continue normal business operations into the future.

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

The Company incurred net losses for the three months ended March 31, 2025 of $8,637,626; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $3,453,623 for the three months ended March 31, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of March 31, 2025, the Company had an accumulated deficit of $376,160,576. The Company’s cash outflows for investing activities were $764,132 for the three months ended March 31, 2025; $2,919,949 for the year ended December 31, 2024; and $19,280,966 for the year ended December 31, 2023.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include raising further capital, the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	The Company is working diligently to meet the milestones required to complete the second and third closings under the Company’s Securities Purchase Agreement, dated September 13, 2024, with Quanta Computer Inc., for the sale of up to $10,000,000 in Series B Preferred Stock. The second and third tranches, which are subject to specific milestones, will each be for the sale of $5,000,000 of Series B Preferred Stock. The Company expects that these milestones will be achieved by March of 2026;
●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2025 fiscal year as compared to 2024 and 2023, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

      The Company has historically raised capital through the sale of equity securities. The Company has filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a. sales agreement with an investment banking in an “at the market” offering. Since its start in May 2024, the Company has raised $9,854,809, including $1,262,250 in the three months ended March 31, 2025 and $413,084 subsequent to March 31, 2025. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

Segment Data, Geographic Information and Significant Customers

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business.  The Company does not operate any material separate lines of business or separate business entities and therefore manages its operations as a single operating segment and therefore a single reportable segment. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by geographic region. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single operating segment composed of the consolidated financial results of Vuzix Corporation.

The CODM reviews financial information, presented on a consolidated basis, focusing on significant expenses and net loss/income for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure used by our CODM to assess performance and make operating decisions is net loss as reported on our consolidated statements of operations. Net loss is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of fixed assets, as reported on our consolidated statements of cash flows.

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, Compensation, General and Administrative and Intangible asset and equity investment impairment.  These segment items for the three months ending March 31, 2025 and 2024 are:

	2025	2024

Sales	$1,580,941	$2,003,867

Less expenses:
Cost of Sales, excluding compensation	(1,406,346)	(1,606,140)
Research and Development, excluding compensation	(1,244,349)	(921,016)
General and Administrative, excluding compensation	(1,312,089)	(1,409,455)
Total compensation	(5,411,308)	(6,315,862)
Other segment items	(844,475)	(1,798,976)
	(10,218,567)	(12,051,449)

Loss before income taxes	$(8,637,626)	$(10,047,582)

Other Segment Items:

-	Selling and Marketing, excluding compensation expense;
-	Depreciation and amortization, not included in Cost of Sales; and
-	Other income.

Geographic Information

	Three Months Ended March 31,
	2025			2024
	Revenue	% of Total		Revenue	% of Total
U.S.	$554,705	35%	Poland	$964,880	48%
Netherlands	538,560	35%	U.S.	706,625	35%
Singapore	101,334	6%	France	90,306	5%
Others	386,342	24%	Others	242,056	12%
Total Revenues	$1,580,941	100%	Total Revenues	$2,003,867	100%

All long-lived assets are located in the U.S.

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

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended
	March 31,
	2025	2024
Revenues
Products Sales	$1,324,073	$1,829,073
Engineering Services	256,868	174,794

Total Revenue	$1,580,941	$2,003,867

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

As of March 31, 2025 and December 31, 2024, there were $94,050 and $109,725, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three months ended March 31, 2025 and 2024:

	% of Total Net Sales
	2025	2024
Point-in-Time	84%	91%
Over Time – Input Method	16%	9%

Total	100%	100%

Remaining Performance Obligations

As of March 31, 2025, the Company had $1,941,434 of remaining performance obligations under a current waveguide development project, including initial product production, which represents the remainder of transaction prices totaling $3,500,000 under this development project, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project based upon expected due dates, in the amounts of 33% in 2025 and 67% in 2026. Revenues earned less amounts invoiced at March 31, 2025 was $308,566 and $673,498 at December 31, 2024.

As March 31, 2024, the Company had $2,825,915 of remaining performance obligations under two current waveguide development projects, which represents the remainder of transaction prices totaling $3,565,000 under these development agreements, less revenue recognized under percentage of completion to date.

As of March 31, 2025, the Company had no material outstanding performance obligations related to product sales, other than its standard and extended product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three months ended March 31, 2025 and 2024, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of March 31, 2025 and 2024, there were 10,318,176 and 8,369,154 common stock share equivalents, for the three months then ended, respectively, potentially issuable from the exercise of stock options that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consist of the following:

	March 31,	December 31,
	2025	2024

Purchased Parts and Components	$6,849,999	$8,615,537
Work-in-Process	335,010	264,715
Finished Goods	3,909,978	3,877,549
Less: Reserve for Obsolescence	(6,818,864)	(7,944,575)

Inventories, Net	$4,276,123	$4,813,226

During the three months ended March 31, 2025, the Company physically disposed of $1,125,711 of inventory that was fully provisioned for in the previous year.

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	March 31,	December 31,
	2025	2024
Tooling and Manufacturing Equipment	$9,532,468	$8,313,749
Leasehold Improvements	2,931,767	2,840,176
Computers and Purchased Software	679,139	679,139
Furniture and Equipment	2,478,888	2,478,888
	15,622,262	14,311,952
Less: Accumulated Depreciation	(7,223,688)	(6,727,668)
Fixed Assets, Net	$8,398,574	$7,584,284

As of March 31, 2025 and December 31, 2024 there were $5,776,030 and $4,913,005, respectively, of manufacturing fixed assets that are not yet placed into service and, therefore, are not currently being depreciated.

Total depreciation expense for fixed assets for the three months ended March 31, 2025 and 2024 was $496,020 and $290,820, respectively.

Note 6 – Patents and Trademarks

The changes in the Company’s Patents and Trademarks for the three months ended March 31, 2025 and the year ended December 31, 2024, were as follows:

	March 31,	December 31,
	2025	2024
Patents and Trademarks	$4,387,479	$4,286,743
Less: Accumulated Amortization	(1,332,177)	(1,287,983)
Patents and Trademarks, Net	$3,055,302	$2,998,760

Total amortization expense for patents and trademarks for the three months ended March 31, 2025 and 2024 was $44,193 and $42,789, respectively.

Note 7 – Technology Licenses, Net

The changes in the Company’s Technology Licenses for the three months ended March 31, 2025 and the year ended December 31, 2024, were as follows:

	March 31,	December 31,
	2025	2024

Licenses	$2,443,356	$32,443,356
Write-Offs	—	(30,000,000)
Less: Accumulated Amortization	(1,732,581)	(1,682,313)
Licenses, Net	$710,775	$761,043

Total amortization expense related to technology licenses for the three months ended March 31, 2025 and 2024 was $50,268 and $818,334, respectively.

On June 30, 2024, the Company decided to cease further funding of development activities with Atomistic SAS (“Atomistic”) under the license agreement, dated December 16, 2022, among the Company, Atomistic, and Atomistic’s two principals (the “License Agreement”). The Company’s decision gave Atomistic the right under the License Agreement to terminate the Granted License (as defined under the License Agreement), which right Atomistic exercised on July 1, 2024. As a result of the termination of the Granted License, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, had been impaired as the Company no longer held exclusive licensing rights to the technology for its use.

Notwithstanding the termination of the Granted License, the Company will be entitled to certain License Royalties (as defined under the License Agreement) from Atomistic if it licenses the technology that was the subject of the Granted License.

Note 8 - Other Assets

The Company’s Other Assets, were as follows:

	March 31,	December 31,
	2025	2024
Investments (fair value not readily determinable)	$650,000	$650,000
Additions	50,000	—
Total Investments (at cost)	700,000	650,000

Software Development Costs	1,000,000	1,000,000
Additions	—	—
Less: Accumulated Amortization	(847,222)	(805,555)
Software Development Costs, Net	152,778	194,445

Total Other Assets	$852,778	$844,445

The Company has investments in three corporations that are involved in the near-eye display, enterprise software, and micro display markets. All these investments represent small ownership levels ranging from approximately 1% to a maximum of 4%. Two of these companies are private corporations and one is a small public company. During the three months ended March 31, 2025, the Company invested a further $50,000 in one of those private corporations.

Total amortization expense related to all software updates, included in cost of sales, for the three months ended March 31, 2025, and 2024 was $41,668.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024

Accrued Wages and Related Costs	$318,189	$417,266
Accrued Professional Services	90,075	240,000
Accrued Warranty Obligations	51,860	46,078
Other Accrued Expenses	403,484	242,408

Total	$863,608	$945,752

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

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2025, were as follows:

Accrued Warranty Obligations at December 31, 2024	$46,078
Reductions for Settling Warranties	(33,940)
Warranties Issued During Period	39,722

Accrued Warranty Obligations at March 31, 2025	$51,860

Note 10 – Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded against deferred tax assets.

Note 11 – Capital Stock

Preferred stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of March 31, 2025 and December 31, 2024.

Of this total, 49,626 shares are designated as Series A Preferred Stock. There were nil shares of Series A Preferred Stock issued and outstanding on March 31, 2025 and December 31, 2024.

Of the 5,000,000 authorized shares of preferred stock, the Company designated 800,000 shares as Series B Convertible Preferred Stock. There were nil shares of Series B Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024. The Series B Preferred Stock, when issued, will entitle the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly. Each share of Series B Preferred Stock, when issued, will be convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for stock splits, stock dividends, and similar transactions. The Company may, at its option at any time, redeem the Series B Preferred Stock that are then outstanding. The Series B Preferred Stock, when issued, will not entitle the holders to voting rights, except with respect to certain actions which will require the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock, or as required by law.

Common Stock

The Company’s authorized common stock consists of 100,000,000 shares, par value of $0.001. There were 76,822,087 shares issued and 76,242,415 shares outstanding as of March 31, 2025 and 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024.

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

The SPA may be terminated by either party if the second closing has not occurred by September 3, 2025 (12 months from the date of the SPA), or if the third closing has not occurred by March 3, 2026 (18 months from the date of the SPA).

The Company expects to use up to 15% of the net proceeds under the SPA for collaboration on Consumer and Enterprise new generation product development associated with smart glasses for each party’s needs and third-party consumers utilizing waveguides of the Company over the term of the SPA.

ATM Program

The Company filed a Registration Statement on Form S-3 with the SEC that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an “at the market” (or ATM) offering.

In the first quarter of 2025, the Company sold 243,541 shares of common stock for gross proceeds of $1,301,288 (average of $5.34 per share) before deducting broker expenses paid by the Company of $39,039 pursuant to the terms of the ATM offering. The net proceeds from the sale of common shares are being used for general corporate purposes, including working capital.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (LTIP) – Note 13) for the three months ended March 31, 2025, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2024	4,609,187	$4.25	7.84
Granted	10,000	3.16
Exercised	(36,250)	1.33
Expired or Forfeited	(23,564)	9.65

Outstanding at March 31, 2025	4,559,373	$4.24	7.54

The weighted average remaining contractual term for all options as of March 31, 2025, and December 31, 2024, was 7.54 years and 7.84 years, respectively.

As of March 31, 2025, there were 1,833,087 options that were fully vested and exercisable at a weighted average exercise price of $8.26 per share. The weighted average remaining contractual term of the vested options is 5.3 years.

As of March 31, 2025, there were 2,726,286 unvested options exercisable at a weighted average exercise price of $1.56 per share. The weighted average remaining contractual term of the unvested options is 9.0 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method.

On March 19, 2025, the Company issued 509,571 Restricted Stock Units (RSUs) and 207,404 Performance Stock Units (PSUs) to all employees of the Company, excluding certain members of senior management that are currently in the Company’s LTIP. The fair market value on the date of award of the RSUs and PSUs was $2.30, resulting in an aggregate fair value of $1,649,041. The fair market value of these awards will be expensed over twenty and a half (20.5) months beginning March 19, 2025. The RSUs vest upon the achievement of certain revenue and EBITDA targets and, as of March 31, 2025, these targets are considered probable and the associated expense is being amortized. If revenue or EBITDA targets are exceeded by 150%, an additional 103,702 PSUs could vest. As of March 31, 2025, these bonus targets are not considered probable and are not being amortized.

For the three months ended March 31, 2025 and 2024, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $1,702,802 and $983,650, respectively.

As of March 31, 2025, the Company had $2,710,303 of unrecognized stock compensation expense related to stock options and stock awards, which will be recognized over a weighted average period of 1.5 years.

Note 13 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s 2014 Incentive Stock Plan. The options have an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. For the three months ended March 31, 2025 and 2024, the Company recorded non-cash stock-based compensation expense of $1,226,154 and $1,409,294, respectively, for options that vested or are probable to vest. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

The fair value of option grants was calculated using a Monte Carlo simulation for the equity market capitalization tranches and the Black-Scholes-Merton option pricing method for the operational milestone tranches. As of March 31, 2025, we had $1,929,995 of total unrecognized stock-based compensation expense for the portion of options tied to equity market capitalization milestones and the portion of options tied to operational milestones that were considered probable of achievement, all of which are being recognized over a service period of up to two to three years. The probabilities of the milestone achievements are subject to catch-up adjustments in each instance where an equity market capitalization milestone is achieved or when an operational milestone becomes probable to be achieved or is achieved. Compensation costs could be reversed in subsequent periods if an awardee leaves the Company prior to the completion of the requisite service period for market capitalization milestone or performance award vesting of a performance award no longer determined to be probable. If such milestones are achieved earlier in their expected service periods, the remaining unrecognized compensation expense related to that particular milestone would be accelerated and recognized in full during the period where that achievement is affirmed by the Board of Directors. As of March 31, 2025, and going forward, should all the operational milestones which are currently not yet deemed probable of achievement become probable of achievement or are achieved, then the Company could ultimately recognize up to an additional $33.7 million in non-cash stock-based compensation expense at such time.

The unvested remaining equity market and operational milestones under the LTIP with their total related option grants and criteria achievement weightings of the options available for meeting a target are shown in the following table. Of the total 5,359,500 unvested options outstanding as of March 31, 2025, there are 2,679,750 unvested options for the achievement of Equity Market Capitalization targets, 1,875,825 unvested options for the achievement of annual revenue targets, and 803,925 unvested options for the achievement of annual EBITDA Margins Before Non-Cash Charges targets.

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
5,359,500

Note 14 – Litigation

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the condensed consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows. With respect to these matters, based upon management’s current knowledge, the Company believes that the amount or range of any reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 15 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of March 31, 2025, were as follows:

Future Lease Payments (Remainder of 2025)	$372,349
Less: Imputed Interest	(12,906)
Total Lease Liability Balance	$359,443

Operating lease costs under the operating leases totaled $208,766 and $191,505 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 0.7 years.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;

●	Going concern;
●	Investments in equity securities;
●	Carrying value of long-lived assets and other intangible assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our accounting policies for the three months ended March 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses, AI powered Smart Glasses, Waveguides, and Augmented Reality (AR) technologies. Our wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. We design and manufacture waveguide optics and related coupling optics combined for use with compact display engines from third parties to form a see-through display modules needed for AI/AR smart glasses.

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

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
			Dollar	% Increase
	2025	2024	Change	(Decrease)

Sales:
Sales of Products	$1,324,073	$1,829,073	$(505,000)	(28)%
Sales of Engineering Services	256,868	174,794	82,074	47%

Total Sales	1,580,941	2,003,867	(422,926)	(21)%

Cost of Sales:
Cost of Sales - Products Sold	1,610,730	1,807,593	(196,863)	(11)%
Cost of Sales - Depreciation and Amortization	176,869	181,566	(4,697)	(3)%
Cost of Sales - Engineering Services	58,460	67,961	(9,501)	(14)%

Total Cost of Sales	1,846,059	2,057,120	(211,061)	(10)%

Gross Loss	(265,118)	(53,253)	(211,865)	398%
Gross Loss %	(17)%	(3)%

Operating Expenses:
Research and Development	2,605,840	2,738,449	(132,609)	(5)%
Selling and Marketing	1,537,466	2,220,782	(683,316)	(31)%
General and Administrative	3,960,984	4,098,257	(137,273)	(3)%
Depreciation and Amortization	405,011	970,377	(565,366)	(58)%
Loss on Fixed Asset Disposal	—	11,277	(11,277)	(100)%

Loss from Operations	(8,774,419)	(10,092,395)	1,317,976	(13)%

Other Income (Expense):
Investment Income	168,480	152,599	15,881	10%
Other Taxes	(18,400)	(282)	(18,118)	6,425%
Foreign Exchange Loss	(13,287)	(107,504)	94,217	(88)%

Total Other Income, Net	136,793	44,813	91,980	205%

Net Loss	$(8,637,626)	$(10,047,582)	$1,409,956	(14)%

Sales.   There was a decrease in total sales for the three months ended March 31, 2025, compared to the same period in 2024 of $422,926, or 21%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2025	Total Sales	March 31, 2024	Total Sales	Change	(Decrease)
Sales of Products	$1,324,073	84%	$1,829,073	91%	$(505,000)	(28)%
Sales of Engineering Services	256,868	16%	174,794	9%	82,074	47%
Total Sales	$1,580,941	100%	$2,003,867	100%	$(422,926)	(21)%

Sales of products decreased by 28% for the three months ended March 31, 2025, compared to the same period in 2024. Reduced Smart Glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased compared to the previous year’s comparable period.

Sales of engineering services for the three months ended March 31, 2025, was $256,868 compared to $174,794 in the comparable 2024 period.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2025	Total Sales	March 31, 2024	Total Sales	Change	(Decrease)
Product Cost of Sales	$1,026,615	65%	$1,317,345	66%	$(290,730)	(22)%
Manufacturing Overhead - Unapplied	584,115	37%	490,248	24%	93,867	19%
Depreciation and Amortization	176,869	11%	181,566	9%	(4,697)	(3)%
Engineering Services Cost of Sales	58,460	4%	67,961	3%	(9,501)	(14)%

Total Cost of Sales	1,846,059	117%	2,057,120	103%	(211,061)	(10)%

Gross Loss	$(265,118)	(17)%	$(53,253)	(3)%	$(211,865)	398%

For the three months ended March 31, 2025, there was a gross loss from total sales of $265,118, or 17% compared to a gross loss of $53,253, or 3% in the comparable period in 2024.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $93,867, or 19% for the three months ended March 31, 2025 over the 2024 comparable period. As a percentage of total sales, such costs increased to 37% compared to 24% in 2024 due to lower quarterly product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a further decrease in actual production levels during the 2025 period compared to the same period in 2024, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and Amortization included in cost of sales decreased by $4,697, or 3% for the three months ended March 31, 2025 versus the 2024 period.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2025	Total Sales	March 31, 2024	Total Sales	Change	(Decrease)
Research and Development Expenses	$2,266,110	143%	$2,394,315	119%	$(128,205)	(5)%
Related Stock-based Compensation (non-cash)	339,730	21%	344,134	17%	(4,404)	(1)%
Total Research and Development Costs	$2,605,840	165%	$2,738,449	137%	$(132,609)	(5)%

Total research and development expenses for the three months ended March 31, 2025 decreased by $132,609, or 5% compared to the comparable period in 2024. This decrease was largely due to a $473,995 decrease in salary and benefits related expenses partially offset by a $316,918 increase in external development costs on our new products.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2025	Total Sales	March 31, 2024	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$1,176,764	74%	$2,004,231	100%	$(827,467)	(41)%
Related Stock-based Compensation (non-cash)	360,702	23%	216,551	11%	144,151	67%
Total Selling and Marketing	$1,537,466	97%	$2,220,782	111%	$(683,316)	(31)%

Total selling and marketing expenses for the three months ended March 31, 2025 decreased by $683,316, or 31% compared to the comparable period in 2024. This decrease was largely due to a $365,207 decrease in salary and benefits related expenses driven by headcount decreases and cash salary decreases in exchange for equity compensation; a decrease of $157,571 in advertising and tradeshow expenses; and a $134,475 decrease in external contractor expenses.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2025	Total Sales	March 31, 2024	Total Sales	Change	(Decrease)
General and Administrative Expenses	$1,826,989	116%	$2,308,575	115%	$(481,586)	(21)%
Related Stock-based Compensation (non-cash)	2,133,995	135%	1,789,682	89%	344,313	19%
Total General and Administrative	$3,960,984	251%	$4,098,257	205%	$(137,273)	(3)%

Total general and administrative expenses for the three months ended March 31, 2025, decreased by $137,273, or 3% compared to the comparable period in 2024. The decrease was largely due to a $391,403 decrease in cash salary and benefits related to our 2024 cash salary reduction program in exchange for equity; a $258,974 decrease in legal expenses; and a $47,246 decrease in insurance premiums; partially offset by a $344,313 increase in non-cash stock-based compensation and a $330,174 increase in IR related expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended March 31,2025, was $405,011, compared to $970,377 in the comparable period in 2024, or a decrease of $565,366. This decrease was due to a significant decrease in amortization expense related to our Atomistic technology license, which was written-off as of June 30, 2024.

Other Income, Net. Total other income was $136,793 for the three months ended March 31, 2025, compared to other income of $44,813 in the comparable period in 2024, an increase of $91,980. The overall increase in other income was primarily the result of a decrease of $94,217 in foreign exchange losses; an increase of $15,881 in investment income on excess cash on hand; partially offset by an increase in income and other taxes of $18,118.

Provision for Income Taxes. There was not a provision for income taxes in the respective three-month periods ending March 31, 2025 and 2024.

Liquidity and Capital Resources

Capital Resources: As of March 31, 2025, we had cash and cash equivalents of $15,231,001, a decrease of $2,955,505 from $18,186,506 as of December 31, 2024.

As of March 31, 2025, we had current assets of $22,385,266 compared to current liabilities of $2,915,505 which resulted in a positive working capital position of $19,469,761. As of December 31, 2024, we had a working capital position of $24,610,217. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the three months ended:

	March 31,	March 31,
	2025	2024
Net Cash Provided by (used in)
Operating Activities	$(3,453,623)	$ (8,805,138)
Investing Activities	(764,132)	(1,249,053)
Financing Activities	1,262,250	_-__

During the three months ended March 31, 2025, we used $3,453,623 of cash for operating activities, a reduction of $5,351,515 from the comparable 2024 period. Net changes in working capital items were $1,622,854 for the three months ended March 31, 2025, with the largest factors resulting from a $681,608 decrease in inventory and vendor prepayments; a $540,415 decrease in trade accounts and other receivables; and a $203,923 increase in trade accounts payables and accrued expenses. For the three months ended March 31, 2024, we used a total of $8,805,138 in cash for operating activities.

During the three months ended March 31, 2025, we used $764,132 of cash for investing activities, which included: $613,397 in manufacturing equipment and tooling for our new waveguide manufacturing facility; $100,735 in patent and trademark expenditures, and $50,000 of additional investment in a private corporation (see Note 8 for further details). For the three months ended March 31, 2024, we used a total of $1,249,053 in cash for investing activities.

During the three months ending March 31, 2025, we received $1,262,250 of net proceeds from sales of common stock under our ATM program. For the three months ended March 31, 2024, we used nil net cash for financing activities.

As of March 31, 2025, the Company does not have any current or long-term debt obligations outstanding.

The Company incurred net losses for the three months ended March 31, 2025 of $8,637,626; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $3,453,623 for the three months ended March 31, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of March 31, 2025, the Company had an accumulated deficit of $376,160,576. The Company’s cash outflows for investing activities were $764,132 for the three months ended March 31, 2025; $2,919,949 for the year ended December 31, 2024; and $19,280,966 for the year ended December 31, 2023.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include raising further capital, the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	The Company is working diligently to meet the milestones required to complete the second and third closings under the Company’s Securities Purchase Agreement, dated September 13, 2024, with Quanta Computer Inc., for the sale of up to $10,000,000 in Series B Preferred Stock. The second and third tranches, which are subject to specific milestones, will each be for the sale of $5,000,000 of Series B Preferred Stock. The Company expects that these milestones will be achieved by March of 2026;
●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Reduction in the rate of new product introductions and further leveraging of existing platforms to reduce new product development and engineering costs;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2025 fiscal year as compared to 2024 and 2023, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

      The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an “at the market” (or ATM) offering. Since commencement of the ATM offering in May 2024, the Company has raised $9,854,809, including $1,262,250 in the three months ended March 31, 2025 and $413,084 subsequent to March 31, 2025. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company needs to raise capital for additional liquidity, the Company may pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those described in “Risk Factors” under Item 1A and elsewhere in our Annual

Report on Form 10-K for the year ended December 31, 2024, and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at March 31, 2025.

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

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based on the developments in these matters. A liability is recorded in the condensed consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows. With respect to these matters, based upon management’s current knowledge, the Company believes that the amount or range of any reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from those risk factors, however a substantial amount of the Company’s components and related are imported from China and Asia. The ongoing evolution of trade policies (tariffs), could materially adversely affect (i) the supply of costs of raw and finished components for our products, and (ii) demand for our current and future products. The risks discussed in our 2024 Annual Report could materially affect our business, financial condition and future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended March 31, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2025 by our directors and Section 16 officers.

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

VUZIX CORPORATION

Date: May 12, 2025	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)