Form 10-Q
period 2025-06-30
Vuzix Corp
filed 2025-08-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 14, 2025, there were 77,341,692 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and Cash Equivalents	$17,454,585	$18,186,506
Accounts Receivable, net of allowance for credit losses of $46,000 at June 30, 2025 and December 31, 2024	1,215,119	1,609,718
Accrued Revenues in Excess of Billings	383,665	673,498
Inventories, Net	3,306,310	4,813,226
Manufacturing Vendor Prepayments	212,368	372,081
Prepaid Expenses and Other Assets	749,370	1,067,461

Total Current Assets	23,321,417	26,722,490

Long-Term Assets
Fixed Assets, Net	8,739,592	7,584,284
Operating Lease Right-of-Use Assets	224,650	494,236
Patents and Trademarks, Net	3,145,174	2,998,760
Technology Licenses, Net	660,508	761,043
Other Assets, Net	811,111	844,445

Total Assets	$36,902,452	$39,405,258

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,107,238	$538,221
Unearned Revenue	93,027	125,901
Accrued Expenses	1,565,655	945,752
Income and Other Taxes Payable	47,406	8,163
Operating Lease Right-of-Use Liabilities	224,650	494,236

Total Current Liabilities	3,037,976	2,112,273

Mezzanine Equity
Convertible Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 189,717 and zero Shares Issued and Outstanding as of June 30, 2025 and December 31, 2024	5,000,000	—

Stockholders' Equity
Common Stock - $0.001 Par Value, 200,000,000 shares authorized; 77,921,364 shares issued and 77,341,692 shares outstanding as of June 30, 2025 and 100,000,000 shares authorized; 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024	77,921	76,553
Additional Paid-in Capital	415,089,887	407,215,883
Accumulated Deficit	(383,826,831)	(367,522,950)
Treasury Stock, at cost, 579,672 shares as of June 30, 2025 and December 31, 2024	(2,476,501)	(2,476,501)

Total Stockholders' Equity	28,864,476	37,292,985

Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$36,902,452	$39,405,258

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2025	—	$—	76,822,087	$76,822	$411,406,888	$(376,160,576)	(579,672)	$(2,476,501)	$32,846,633
Stock-Based Compensation Expense	—	—	—	—	786,552	—	—	—	786,552
Stock Option Exercises	—	—	39,083	39	62,099	—	—	—	62,138
Proceeds from ATM Program, Net	—	—	1,060,194	1,060	2,834,348	—	—	—	2,835,408
Preferred Stock Issued under Quanta Securities Purchase Agreement	189,717	5,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(7,666,254)	—	—	(7,666,254)
Balance - June 30, 2025	189,717	$5,000,000	77,921,364	$77,921	$415,089,886	$(383,826,831)	(579,672)	$(2,476,501)	$28,864,476

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2025	—	$—	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985
Stock-Based Compensation Expense	—	—	—	—	3,708,785	—	—	—	3,708,785
Stock Option Exercises	—	—	63,935	64	76,672	—	—	—	76,737
Proceeds from ATM Program, Net	—	—	1,303,735	1,304	4,088,546	—	—	—	4,089,850
Preferred Stock Issued under Quanta Securities Purchase Agreement	189,717	5,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(16,303,881)	—	—	(16,303,881)
Balance - June 30, 2025	189,717	$5,000,000	77,921,364	$77,921	$415,089,886	$(383,826,831)	(579,672)	$(2,476,501)	$28,864,476

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2024	—	$—	65,304,780	$65,304	$379,582,792	$(304,032,375)	(579,672)	$(2,476,501)	$73,139,220
Stock-Based Compensation Expense	—	—	729,005	729	2,879,354	—	—	—	2,880,083
Stock Option Exercises	—	—	984	1	1	—	—	—	2
Net Loss	—	—	—	—	—	(40,612,193)	—	—	(40,612,193)
Balance - June 30, 2024	—	$—	66,034,769	$66,034	$382,462,147	$(344,644,568)	(579,672)	$(2,476,501)	$35,407,112

	Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2024	—	$—	65,304,780	$65,304	$377,189,847	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense			729,005	729	5,272,299	—	—	—	5,273,028
Stock Option Exercises	—	—	984	1	1	—	—	—	2
Net Loss	—	—	—	—	—	(50,659,775)	—	—	(50,659,775)
Balance - June 30, 2024	—	$—	66,034,769	$66,034	$382,462,147	$(344,644,568)	(579,672)	$(2,476,501)	$35,407,112

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2025	2024	2025	2024
Sales:
Sales of Products	$1,045,310	$601,263	$2,369,383	$2,430,336
Sales of Engineering Services	250,399	491,308	507,267	666,102

Total Sales	1,295,709	1,092,571	2,876,650	3,096,438

Cost of Sales:
Cost of Sales - Products Sold	1,617,346	1,067,452	3,228,076	2,875,044
Cost of Sales - Depreciation and Amortization	167,349	182,049	344,218	363,615
Cost of Sales - Engineering Services	272,384	176,215	330,844	244,177

Total Cost of Sales	2,057,079	1,425,716	3,903,138	3,482,836

Gross Loss	(761,370)	(333,145)	(1,026,488)	(386,398)

Operating Expenses:
Research and Development	2,570,873	2,358,726	5,176,713	5,073,115
Selling and Marketing	1,352,990	2,238,221	2,890,456	4,479,165
General and Administrative	2,756,588	4,492,168	6,717,572	8,594,322
Depreciation and Amortization	413,483	1,188,339	818,494	2,158,716
Loss on Fixed Asset Disposal	—	—	—	11,277
Impairment on Intangible Asset and Equity Investment	—	30,119,679	—	30,119,679

Total Operating Expenses	7,093,934	40,397,133	15,603,235	50,436,274

Loss From Operations	(7,855,304)	(40,730,278)	(16,629,723)	(50,822,672)

Other Income (Expense):
Investment Income	135,759	205,824	304,239	358,423
Other Taxes	40,772	(17,559)	22,371	(17,841)
Foreign Exchange Gain (Loss)	12,519	(70,180)	(768)	(177,685)

Total Other Income, Net	189,050	118,085	325,842	162,897

Loss Before Provision for Income Taxes	(7,666,254)	(40,612,193)	(16,303,881)	(50,659,775)
Provision for Income Taxes	—	—	—	—

Net Loss	(7,666,254)	(40,612,193)	(16,303,881)	(50,659,775)
Preferred Stock Dividends	(3,493)	—	(3,493)	—
Loss Attributable to Common Shareholders	$(7,669,747)	$(40,612,193)	$(16,307,374)	$(50,659,775)

Basic and Diluted Net Loss per Common Share	$(0.10)	$(0.62)	$(0.21)	$(0.77)
Weighted-average Shares Outstanding - Basic and Diluted	76,468,186	65,814,475	76,343,911	65,559,627

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash Flows Used In Operating Activities
Net Loss	$(16,303,881)	$(50,659,775)
Non-Cash Adjustments
Depreciation and Amortization	1,409,210	2,622,866
Stock-Based Compensation	3,725,755	5,273,028
Loss on Fixed Asset Disposal	—	11,277
Allowance for Credit Losses	—	290,000
Impairment on Intangible Assets and Equity Investments	—	30,119,679
(Increase) Decrease in Operating Assets
Accounts Receivable	394,599	513,490
Accrued Revenues in Excess of Billings	289,833	(124,325)
Utility Improvement Refund/Employee Retention Credit Receivable	—	208,271
Inventories	1,506,916	(1,237,733)
Manufacturing Vendor Prepayments	159,713	73,936
Prepaid Expenses and Other Assets	318,091	441,323
Increase (Decrease) in Operating Liabilities
Accounts Payable	69,017	(670,968)
Accrued Expenses	182,567	(1,410,034)
Unearned Revenue	(32,874)	30,992
Income and Other Taxes Payable	39,242	77,638

Net Cash Flows Used in Operating Activities	(8,241,812)	(14,440,335)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(1,340,873)	(929,635)
Investments in Patents and Trademarks	(241,068)	(304,406)
Investments in Licenses	—	(1,000,000)
Investments in Other Assets	(50,000)	—

Net Cash Flows Used in Investing Activities	(1,631,941)	(2,234,041)

Cash Flows Provided by Financing Activities
Proceeds from Sale of Series B Preferred Stock	5,000,000
Proceeds from Exercise of Stock Options	51,982	—
Proceeds from ATM Program, Net	4,089,850	—

Net Cash Flows Provided by Financing Activities	9,141,832	—

Net Decrease in Cash and Cash Equivalents	(731,921)	(16,674,376)
Cash and Cash Equivalents - Beginning of Period	18,186,506	26,555,592

Cash and Cash Equivalents - End of Period	$17,454,585	$9,881,216

Supplemental Disclosures
Depreciation and Amortization included in Research and Development Expense	$246,498	$100,535
Stock-Based Compensation Expense - Expensed less Previously Issued	16,970	—
Purchases of Fixed Assets included in Accounts Payable and Accrued Expenses	937,336	—

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2024, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Customer Concentrations

For the three months ended June 30, 2025, two customers represented 18% and 12%, of total product revenue and two customers represented 54% and 30%, of engineering services revenue. For the three months ended June 30, 2024, two customers represented 17% and 13% of total product revenue and one customer represented 86% of engineering services revenue.

For the six months ended June 30, 2025, one customer represented 23% of total product revenue and four customers represented 37%, 35%, 17%, and 10% of engineering services revenue. For the six months ended June 30, 2024, one customer represented 12% of total product revenue and one customer represented 82% of engineering services revenue.

As of June 30, 2025, three customers represented 49%, 14%, and 11% of accounts receivable. As of December 31, 2024, one customer represented 76% of accounts receivable.

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

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. (ASU) 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. As a result, management is primarily responsible for assessing if there is a going concern issue when issuing an entity’s financial statements. The going concern assumption underlies all GAAP financial reporting and therefore requires and assumes that the financial statements have been prepared on a going concern basis. It presumes that a Company will continue normal business operations into the future.

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

The Company incurred net losses for the six months ended June 30, 2025 of $16,303,881; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $8,241,812 for the six months ended June 30, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of June 30, 2025, the Company had an accumulated deficit of $383,826,831. The Company’s cash outflows for investing activities were $1,631,941 for the six months ended June 30, 2025; $2,919,949 for the year ended December 31, 2024; and $19,280,966 for the year ended December 31, 2023.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Under the terms of the Company’s Securities Purchase Agreement (“SPA”), dated September 13, 2024, with Quanta Computer Inc. (“Quanta”), the second and third closings are subject to the Company achieving certain milestones. In the second quarter of 2025, the Company demonstrated the achievement of the milestones required to complete the second closing under the SPA resulting in the sale of $5,000,000 of Series B Preferred Stock to Quanta, which was completed on June 13, 2025. The Company has recently met the remaining milestones required to complete the third closing under the SPA, for the additional sale of $5,000,000 in Series B Preferred Stock to Quanta;
●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2025 fiscal year as compared to 2024 and 2023, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

      The Company has historically raised capital through the sale of equity securities. The Company has filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment banking in an “at the market” offering. Since May 2024, the Company has raised $12,221,011, including $2,835,408 and $4,089,850, respectively, in the three and six months ended June 30, 2025, under this sales agreement. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

As a result of management’s plan above, our current amount of cash on hand, and our historical ability to raise capital, management has concluded that substantial doubt of our ability to continue as a going concern has been alleviated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at year-end and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Segment Data, Geographic Information and Significant Customers

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the CODM comprehensively manages the entire business.  The Company does not operate any material separate lines of business or separate business entities and therefore manages its operations as a single operating segment and, therefore, a single reportable segment. Our CODM evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis, accompanied by information about revenue disaggregated by geographic region. Because our CODM evaluates financial performance on a consolidated basis, we have determined that we have a single operating segment composed of the consolidated financial results of Vuzix Corporation.

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

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, Total Compensation, General and Administrative and Intangible Asset and Equity Investment Impairment.  These segment items for the three and six months ended June 30, 2025 and 2024 are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Sales	$1,295,709	$1,092,571	$2,876,650	$3,096,438

Less expenses:
Cost of Sales, excluding compensation	(1,650,971)	(1,083,336)	(3,057,318)	(2,756,769)
Research and Development, excluding compensation	(1,149,076)	(641,695)	(2,381,071)	(1,538,651)
General and Administrative, excluding compensation	(2,016,637)	(1,660,753)	(3,100,911)	(3,053,197)
Total Compensation	(3,527,744)	(6,314,079)	(9,185,398)	(12,583,556)
Intangible Asset and Equity Investment Impairment	—	(30,119,679)	—	(30,119,679)
Other segment items	(617,535)	(1,885,222)	(1,455,833)	(3,704,361)
	(8,961,963)	(41,704,764)	(19,180,531)	(53,756,213)

Net Loss	$(7,666,254)	$(40,612,193)	$(16,303,881)	$(50,659,775)

Other Segment Items:

-	Selling and Marketing, excluding compensation expense;
-	Depreciation and Amortization, not included in Cost of Sales; and
-	Other Income.

Geographic Information

	Three Months Ended June 30,
	2025			2024
	Revenue	% of Total		Revenue	% of Total
U.S.	$939,524	73%	Poland	$811,595	74%
Hungary	151,617	12%	Canada	120,223	11%
Australia	64,770	5%	France	106,884	10%
Others	139,798	10%	Others	53,869	5%
Total Revenues	$1,295,709	100%	Total Revenues	$1,092,571	100%

	Six Months Ended June 30,
	2025			2024
	Revenue	% of Total		Revenue	% of Total
U.S.	$1,478,998	51%	U.S.	$1,485,775	48%
Netherlands	568,843	20%	Poland	1,004,917	33%
Hungary	188,114	7%	France	192,802	6%
Others	640,695	22%	Others	412,944	13%
Total Revenues	$2,876,650	100%	Total Revenues	$3,096,438	100%

All long-lived assets are located in the U.S.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. Management is currently evaluating the impact of ASU 2023-09 on the Company’s consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Products Sales	$1,045,310	$601,263	$2,369,383	$2,430,336
Engineering Services	250,399	491,308	507,267	666,102

Total Revenue	$1,295,709	$1,092,571	$2,876,650	$3,096,438

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

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer an extended warranty to customers that extend the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our Engineering Services contracts vary from contract to contract but typically include payment terms of Net 30 days from the date of billing, subject to an agreed upon customer acceptance period.

As of June 30, 2025 and December 31, 2024, there were $78,375 and $109,725, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Point-in-Time	81%	55%	82%	78%
Over Time – Input Method	19%	45%	18%	22%

Total	100%	100%	100%	100%

Remaining Performance Obligations

As of June 30, 2025, the Company had $1,866,335 of remaining performance obligations under a current waveguide development project, including initial product production, which represents the remainder of transaction prices totaling $3,500,000 under this development project, which commenced in 2023, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project based upon expected due dates, in the amounts of 24% in 2025 and 76% in 2026. Revenues earned less amounts invoiced at June 30, 2025 and December 31, 2024 totaled $383,665 and $673,498, respectively.

As of June 30, 2024, the Company had $2,359,904 of remaining performance obligations under a current waveguide development project, which represented the remainder of transaction prices totaling $3,500,000 under this development agreement, less revenue recognized under percentage of completion to date.

As of June 30, 2025, the Company had no material outstanding performance obligations related to product sales, other than its standard and extended product warranty.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution from the assumed exercise of stock options. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and six months ended June 30, 2025 and 2024, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of June 30, 2025 and 2024, there were 7,724,513 and 10,744,477 common stock share equivalents potentially issuable from the exercise of stock options, vesting of RSUs and PSUs, and the conversion of preferred stock that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	June 30,	December 31,
	2025	2024

Purchased Parts and Components	$6,485,702	$8,615,537
Work-in-Process	262,427	264,715
Finished Goods	3,350,940	3,877,549
Less: Reserve for Obsolescence	(6,792,759)	(7,944,575)

Inventories, Net	$3,306,310	$4,813,226

During the six months ended June 30, 2025, the Company physically disposed of $1,125,711 of inventory that was fully provisioned for as obsolete in the previous year.

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	June 30,	December 31,
	2025	2024
Tooling and Manufacturing Equipment	$10,721,559	$8,313,749
Leasehold Improvements	2,694,715	2,840,176
Computers and Purchased Software	679,138	679,139
Furniture and Equipment	2,478,888	2,478,888
	16,574,300	14,311,952
Less: Accumulated Depreciation	(7,834,708)	(6,727,668)
Fixed Assets, Net	$8,739,592	$7,584,284

As of June 30, 2025 and December 31, 2024, there were $1,893,500 and $4,913,005, respectively, of manufacturing fixed assets that are not yet placed into service and, therefore, are not currently being depreciated.

Total depreciation expense for fixed assets for the three months ended June 30, 2025 and 2024 was $227,820 and $231,222, respectively. Total depreciation expense for fixed assets for the six months ended June 30, 2025 and 2024 was $723,840 and $522,042, respectively.

Note 6 – Patents and Trademarks

The changes in the Company’s Patents and Trademarks for the six months ended June 30, 2025 and the year ended December 31, 2024, were as follows:

	June 30,	December 31,
	2025	2024
Patents and Trademarks	$4,527,812	$4,286,743
Less: Accumulated Amortization	(1,382,638)	(1,287,983)
Patents and Trademarks, Net	$3,145,174	$2,998,760

Total amortization expense for patents and trademarks for the three months ended June 30, 2025 and 2024 was $50,462 and $40,551, respectively. Total amortization expense for patents and trademarks for the six months ended June 30, 2025 and 2024 was $94,654 and $83,340, respectively.

Note 7 – Technology Licenses, Net

The changes in the Company’s Technology Licenses for the six months ended June 30, 2025 and the year ended December 31, 2024, were as follows:

	June 30,	December 31,
	2025	2024

Licenses	$2,443,356	$32,443,356
Write-Offs	—	(30,000,000)
Less: Accumulated Amortization	(1,782,848)	(1,682,313)
Licenses, Net	$660,508	$761,043

Total amortization expense related to technology licenses for the three months ended June 30, 2025 and 2024 was $50,266 and $835,542, respectively. Total amortization expense related to technology licenses for the six months ended June 30, 2025 and 2024 was $100,534 and $1,653,876, respectively.

On June 30, 2024, the Company decided to cease further funding of development activities with Atomistic SAS (“Atomistic”) under the license agreement dated December 16, 2022 among the Company, Atomistic, and Atomistic’s two principals (the “License Agreement”). The Company’s decision gave Atomistic the right under the License Agreement to terminate the Granted License (as defined under the License Agreement), which right Atomistic exercised on July 1, 2024. As a result of the termination of the Granted License, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, had been impaired as the Company no longer held exclusive licensing rights to the technology for its use.

Notwithstanding the termination of the Granted License, the Company will be entitled to certain License Royalties (as defined under the License Agreement) from Atomistic if Atomistic licenses the technology that was the subject of the Granted License.

Note 8 - Other Assets

The Company’s Other Assets were as follows:

	June 30,	December 31,
	2025	2024
Investments (fair value not readily determinable)	$650,000	$650,000
Additions	50,000	—
Total Investments (at cost)	700,000	650,000

Software Development Costs	1,000,000	1,000,000
Additions	—	—
Less: Accumulated Amortization	(888,889)	(805,555)
Software Development Costs, Net	111,111	194,445

Total Other Assets	$811,111	$844,445

The Company has investments in three corporations that are involved in the near-eye display, enterprise software, and micro display markets. All these investments represent small ownership levels ranging from approximately 1% to a maximum of 4%. Two of these companies are private corporations and one is a small public company. During the six months ended June 30, 2025, the Company invested a further $50,000 in one of those private corporations.

Total amortization expense related to all software updates, included in cost of sales, for the three and six months ended June 30, 2025, and 2024 was and $41,668 and $83,333, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024

Accrued Wages and Related Costs	$251,055	$417,266
Accrued Professional Services	127,625	240,000
Accrued Warranty Obligations	50,837	46,078
Other Accrued Expenses	1,136,138	242,408

Total	$1,565,655	$945,752

As of June 30, 2025, Other Accrued Expenses include $1,118,491 of new product development costs and tooling that have been expensed or capitalized that are being deferred and, a portion thereof, amortized by the third-party vendor over expected future production when the project is completed.

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

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2025, were as follows:

Accrued Warranty Obligations at December 31, 2024	$46,078
Reductions for Settling Warranties	(66,322)
Warranties Issued During Period	71,081

Accrued Warranty Obligations at June 30, 2025	$50,837

Note 10 – Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded against deferred tax assets.

Note 11 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of June 30, 2025 and December 31, 2024. Of this total, 49,626 shares are designated as Series A Preferred Stock and 800,000 shares are designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”). There were nil shares of Series A Preferred Stock issued and outstanding on June 30, 2025 and December 31, 2024 and there were 189,717 and nil shares of Series B Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.

The Series B Preferred Stock entitle the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly in cash. As of June 30, 2025, total accumulated and unpaid preferred dividends were $3,493. There were no accrued preferred dividends as of December 31, 2024.

Each share of Series B Preferred Stock is convertible at the option of the holder, into ten shares of common stock, subject to adjustment for stock splits, stock dividends, and similar transactions. The Company may, at its option at any time after notice, redeem the Series B Preferred Stock that is outstanding, subject to conversion rights of the holder. The Series B Preferred Stock does not entitle the holders to voting rights, except with respect to certain actions which will require the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock, or as required by law.

Holders of the Series B Preferred Stock will have the right upon the occurrence of certain triggering events, as defined in the certificate of designation, that are not all solely within the control of the Company, to require the Company to redeem all or part of their Series B Preferred Stock for cash at a price equal to 100% of the liquidation preference plus accrued but unpaid dividends upon the occurrence of a defined triggering event.

Because the Series B Preferred Stock contains redemption features that are not solely within the control of the Company and may be triggered by events outside the Company’s control, the Series B Preferred Stock is classified outside of permanent equity, in accordance with ASC 480-10-S99-3A (SEC guidance on redeemable securities).

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares, par value of $0.001, an increase from 100,000,000 shares as of December 31, 2024, which was approved by the shareholders on June 17, 2025. There were 77,921,364 shares issued and 77,341,692 shares outstanding as of June 30, 2025 and 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024.

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

The second closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock occurred on June 13, 2025, when the Company demonstrated the achievement of milestones required to complete the second closing under the SPA resulting in the issuance of 189,717 shares of Series B Preferred Stock at a purchase price of $26.35 per share.

The third closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock, at a purchase price per share equal to the higher of (a) $13.00 or (b) ten times the volume-weighted average sale price of the common stock for the thirty trading days before the date on which the conditions for the third closing are met, will occur fifteen business days after the day on which the closing conditions for such closing are met or waived, or such other date as may be agreed to between the Company and Quanta. The third closing will be subject to, among other closing conditions, the Waveguide Plate Production Capacity Rate at the Company’s Rochester, New York waveguide manufacturing plant being reasonably demonstrated to reach certain production levels and yields based on a sampled run-rate basis. The Company evaluated the provisions of the agreement and concluded that the second and third tranche obligations are not free-standing instruments and do not require bifurcation from the host.

The SPA may be terminated by either party if the third closing has not occurred by March 3, 2026 (18 months from the date of the SPA).

The Company is to using up to 15% of the net proceeds under the SPA for collaboration on new generation AI/AR smart glasses product development associated with smart glasses for each party’s needs and third-party customers utilizing waveguides of the Company during the term of the SPA.

ATM Program

The Company filed a Registration Statement on Form S-3 with the SEC that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an “at the market” (or ATM) offering.

During the three months ended June 30, 2025, the Company sold 1,060,194 shares of common stock for gross proceeds of $2,941,294 (average of $2.77 per share) before deducting broker expenses paid by the Company of $105,887 pursuant to the ATM offering. During the six months ended June 30, 2025, the Company sold 1,303,735 shares of common stock for gross proceeds of $4,242,583 (average of $3.25 per share) under the ATM before deducting broker expenses paid by the Company of $152,733. The Company is using the net proceeds from these sales for general corporate purposes, including working capital.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (“LTIP” – Note 13) for the six months ended June 30, 2025, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2024	4,609,187	$4.25	7.84
Granted	81,491	4.17
Exercised	(75,333)	1.33
Expired or Forfeited	(123,334)	8.04

Outstanding at June 30, 2025	4,492,011	$4.19	6.57

The weighted average remaining contractual term for all options as of June 30, 2025, and December 31, 2024, was 6.57 years and 7.84 years, respectively.

As of June 30, 2025, there were 4,076,252 options that were fully vested and exercisable at a weighted average exercise price of $4.36 per share. The weighted average remaining contractual term of the vested options is 6.35 years.

As of June 30, 2025, there were 415,759 unvested options exercisable at a weighted average exercise price of $2.61 per share. The weighted average remaining contractual term of the unvested options is 8.61 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method.

On March 19, 2025, the Company issued 509,571 Restricted Stock Units (“RSUs”) and 207,404 Performance Stock Units (“PSUs”) to all employees of the Company, excluding certain members of senior management that are currently in the Company’s LTIP. The fair market value on the date of award of the RSUs and PSUs was $2.30, resulting in an aggregate fair value of $1,649,041. The fair market value of these awards will be expensed over twenty and a half (20.5) months beginning March 19, 2025. The RSUs typically vest over time at a rate of one-third annually on each December 31st. The PSUs vest upon the achievement of certain revenue and EBITDA targets and, as of June 30, 2025, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 150%, an additional 103,702 PSUs could be issued and vest immediately. As of June 30, 2025, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On June 17, 2025, the Company issued 297,027 RSUs and 297,027 PSUs to the executives and certain members of senior management of the Company as a replacement to the 5,089,500 stock options that were surrendered under the original LTIP (see Note 13 for additional details). The RSUs vest over time at a rate of one-third annually on each December 31st. The RSUs vest upon the achievement of certain revenue and EBITDA targets and, as of June 30, 2025, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 125%, an additional 74,257 PSUs could be issued and vest immediately. As of June 30, 2025, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

A summary of RSU and PSU activity related to the Company’s standard employee incentive plan and long-term incentive plan for the six months ended June 30, 2025, is as follows:

Weighted Average
Restricted Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2024	—	$—
Granted	806,598	2.61
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2025	806,598	$2.61

Weighted Average
Performance Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2024	—	$—
Granted	504,431	2.80
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2025	504,431	$2.80

For the three months ended June 30, 2025 and 2024, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $842,596 and $1,470,793, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $2,545,398 and $2,454,444, respectively.

As of June 30, 2025, the Company had $3,852,200 of unrecognized stock compensation expense related to stock options and stock awards, which will be recognized over a weighted average period of 2.0 years.

Note 13 – Long-Term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s 2014 Incentive Stock Plan. The options had an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. As of June 17, 2025, a total of 5,359,500 of these options that were unvested were cancelled after receipt of stockholder approval at the Company’s 2025 Annual Shareholders Meeting for such cancellation coupled with a simultaneous issuance of new RSUs and PSU to those remaining option holders as described in Note 12.

The award exchange was accounted for as a modification under ASC Topic 718, Compensation—Stock Compensation. Under modification accounting compensation cost to be recognized over the revised requisite service period include the unrecognized cost of the original award that was previously deemed probable, the fair value of the new award if the prior award was not deemed probable, as well as any incremental cost, representing excess of the fair value of the new awards over the fair value of the old award immediately prior to modification. As a result of the modification, there was a remaining fair market value of $1,871,276 and this cost will be recognized over the new requisite service period of the replacement awards, which is thirty and half months (30.5) beginning on June 17, 2025.

For the three months ended June 30, 2025 and 2024, the Company recorded non-cash stock-based compensation expense of $(45,797) and $1,409,294, respectively, for LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025. The negative expense reflected above in the second quarter was due to the reversal of previously recognized expense for employees who terminated prior to completing their requisite service periods for certain market conditions. For the six months ended June 30, 2025 and 2024, the Company recorded non-cash stock-based compensation expense of $1,180,356 and $2,818,584, respectively, for LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

Note 14 – Litigation

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based upon the developments in these matters. A liability is recorded in the consolidated financial statements if it is believed to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows. With respect to these matters, based upon management’s current knowledge, the Company believes that the amount or range of any reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is not currently party to, nor is its property subject to any material legal proceedings.

Note 15 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of June 30, 2025, were as follows:

Future Lease Payments (Remainder of 2025)	$232,718
Less: Imputed Interest	(8,068)
Total Lease Liability Balance	$224,650

Operating lease costs under the operating leases totaled $284,353 and $184,143 for the three months ended June 30, 2025 and 2024, respectively. Operating lease costs under the operating leases totaled $493,119 and $375,648 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 0.4 years.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;
●	Convertible Series B Preferred Stock;
●	Going concern;
●	Investments in equity securities;
●	Carrying value of long-lived assets and other intangible assets;
●	Software development costs;
●	Revenue recognition;
●	Product warranties;
●	Stock-based compensation and modification accounting; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our accounting policies for the three months ended June 30, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or “HMDs”, but also known as near-eye displays), in the form of Smart Glasses, AI powered Smart Glasses, Waveguides, and Augmented Reality (“AR”) technologies. Our wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. We design and manufacture waveguide optics and related coupling optics combined for use with compact display engines from third parties to form a see-through display module needed for AI/AR Smart Glasses.

With respect to our Smart Glasses and AI/AR products, we are focused on the enterprise, defense, industrial, medical and commercial markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade, including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AI/AR and Smart Glasses products, waveguide optics, and display engine technology.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
			Dollar	% Increase
	2025	2024	Change	(Decrease)

Sales:
Sales of Products	$1,045,310	$601,263	$444,047	74%
Sales of Engineering Services	250,399	491,308	(240,909)	(49)%

Total Sales	1,295,709	1,092,571	203,138	19%

Cost of Sales:
Cost of Sales - Products	1,617,346	1,067,452	549,894	52%
Cost of Sales - Depreciation and Amortization	167,349	182,049	(14,700)	(8)%
Cost of Sales - Engineering Services	272,384	176,215	96,169	55%

Total Cost of Sales	2,057,079	1,425,716	631,363	44%

Gross Loss	(761,370)	(333,145)	(428,225)	129%
Gross Loss%	(59)%	(30)%

Operating Expenses:
Research and Development	2,570,873	2,358,726	212,147	9%
Selling and Marketing	1,352,990	2,238,221	(885,231)	(40)%
General and Administrative	2,756,588	4,492,168	(1,735,580)	(39)%
Depreciation and Amortization	413,483	1,188,339	(774,856)	(65)%
Impairment on Intangible Asset and Equity Investment	—	30,119,679	(30,119,679)	(100)%

Loss from Operations	(7,855,304)	(40,730,278)	32,874,974	(81)%

Other Income (Expense):
Investment Income	135,759	205,824	(70,065)	(34)%
Other Taxes	40,772	(17,559)	58,331	(332)%
Foreign Exchange Gain (Loss)	12,519	(70,180)	82,699	(118)%

Total Other Income, Net	189,050	118,085	70,965	60%

Net Loss	$(7,666,254)	$(40,612,193)	$32,945,939	(81)%

Sales.   There was an increase in total sales for the three months ended June 30, 2025, compared to the same period in 2024 of $203,138, or 19%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Sales of Products	$1,045,310	81%	$601,263	55%	$444,047	74%
Sales of Engineering Services	250,399	19%	491,308	45%	(240,909)	(49)%
Total Sales	$1,295,709	100%	$1,092,571	100%	$203,138	19%

Sales of products increased by 74% for the three months ended June 30, 2025, compared to the same period in 2024. Increased Smart Glasses revenue was the primary driver of this increase as unit sales of our M400 product increased compared to the previous year’s comparable period.

Sales of engineering services for the three months ended June 30, 2025, was $250,399 compared to $491,308 in the comparable 2024 period.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Product Cost of Sales	$844,111	65%	$608,554	56%	$235,557	39%
Inventory Reserve for Obsolescence	265,000	20%	—	—%	265,000	NM %
Manufacturing Overhead - Unapplied	508,235	39%	458,898	42%	49,337	11%
Depreciation and Amortization	167,349	13%	182,049	17%	(14,700)	(8)%
Engineering Services Cost of Sales	272,384	22%	176,215	16%	96,169	55%

Total Cost of Sales	$2,057,079	159%	$1,425,716	131%	$631,363	44%

Gross Loss	$(761,370)	(59)%	$(333,145)	(31)%	$(428,225)	129%

For the three months ended June 30, 2025, there was a gross loss from total sales of $761,370, or 59% compared to a gross loss of $333,145, or 31% in the comparable period in 2024. For the three months ended June 30, 2025, there was a gross loss of $21,985 on engineering services due to additional costs being recognized that were not originally part of the overall project budget.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $49,337, or 11% for the three months ended June 30, 2025 as compared to the 2024 comparable period. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a further decrease in actual production levels during the 2025 period compared to the same period in 2024, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and Amortization included in cost of sales decreased by $14,700, or 8% for the three months ended June 30, 2025 versus the 2024 comparable period.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Research and Development Expenses	$2,385,645	184%	$1,905,847	174%	$479,798	25%
Related Stock-based Compensation (non-cash)	185,228	14%	452,879	41%	(267,651)	(59)%
Total Research and Development	$2,570,873	198%	$2,358,726	216%	$212,147	9%

Total research and development expenses for the three months ended June 30, 2025 increased by $212,147, or 9% compared to the comparable period in 2024. This increase was largely due to a $276,211 increase in external development costs for our new products; a $145,962 increase in depreciation related to under-utilized new manufacturing equipment; a $105,200 increase in rent utilities expenses; and a $25,677 increase in travel expenses; partially offset by a $373,418 decrease in salary and benefits related expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$1,136,047	88%	$1,932,859	177%	$(796,812)	(41)%
Related Stock-based Compensation (non-cash)	216,943	17%	305,362	28%	(88,419)	(29)%
Total Selling and Marketing	$1,352,990	104%	$2,238,221	205%	$(885,231)	(40)%

Total selling and marketing expenses for the three months ended June 30, 2025 decreased by $885,231, or 40% compared to the comparable period in 2024. This decrease was largely due to a $472,510 decrease in salary and benefits related expenses driven by headcount decreases and cash salary decreases in exchange for equity compensation; a $290,000 decrease in bad debt expense; a decrease of $57,915 in advertising and tradeshow expenses; a $48,365 decrease in computer hardware and software expenses; and a $41,255 decrease in external contractor expenses.

General and Administrative.  General and administrative expenses include professional fees, investor relations (“IR”) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
General and Administrative Expenses	$2,664,669	206%	$2,416,982	221%	$247,687	10%
Related Stock-based Compensation (non-cash)	91,919	7%	2,075,186	190%	(1,983,267)	(96)%
Total General and Administrative	$2,756,588	213%	$4,492,168	411%	$(1,735,580)	(39)%

Total general and administrative expenses for the three months ended June 30, 2025, decreased by $1,735,580, or 39% compared to the comparable period in 2024. The decrease was largely due to a $122,029 decrease in cash salary and benefits; a $1,983,267 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025; and a $261,645 decrease in accounting and auditing fees; partially offset by a $488,413 increase in IR and shareholder related expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended June 30, 2025, was $413,483, compared to $1,188,339 in the comparable period in 2024, or a decrease of $774,856. This decrease was due to a significant decrease in amortization expense related to our Atomistic technology license, which was written off as of June 30, 2024.

Other Income, Net. Total other income was $189,050 for the three months ended June 30, 2025, compared to total other income of $118,085 in the comparable period in 2024, an increase of $70,965. The overall increase in other income was primarily the result of a decrease of $82,699 in foreign exchange losses; a decrease of $58,331 in other taxes; partially offset by a decrease of $70,065 in investment income on excess cash on hand.

Provision for Income Taxes. There was no provision for income taxes in the respective three-month periods ending June 30, 2025 and 2024.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
			Dollar	% Increase
	2025	2024	Change	(Decrease)

Sales:
Sales of Products	$2,369,383	$2,430,336	$(60,953)	(3)%
Sales of Engineering Services	507,267	666,102	(158,835)	(24)%

Total Sales	2,876,650	3,096,438	(219,788)	(7)%

Cost of Sales:
Cost of Sales - Products Sold	3,228,076	2,875,044	353,032	12%
Cost of Sales - Depreciation and Amortization	344,218	363,615	(19,397)	(5)%
Cost of Sales - Engineering Services	330,844	244,177	86,667	35%

Total Cost of Sales	3,903,138	3,482,836	420,302	12%

Gross Loss	(1,026,488)	(386,398)	(640,090)	166%
Gross Loss %	(36)%	(12)%

Operating Expenses:
Research and Development	5,176,713	5,073,115	103,598	2%
Selling and Marketing	2,890,456	4,479,165	(1,588,709)	(35)%
General and Administrative	6,717,572	8,594,322	(1,876,750)	(22)%
Depreciation and Amortization	818,494	2,158,716	(1,340,222)	(62)%
Loss on Fixed Asset Disposal	—	11,277	(11,277)	(100)%
Impairment on Intangible Asset and Equity Investment	—	30,119,679	(30,119,679)	(100)%

Loss from Operations	(16,629,723)	(50,822,672)	34,192,949	(67)%

Other Income (Expense):
Investment Income	304,239	358,423	(54,184)	(15)%
Other Taxes	22,371	(17,841)	40,212	(225)%
Foreign Exchange Loss	(768)	(177,685)	176,917	(100)%

Total Other Income, Net	325,842	162,897	162,945	100%

Net Loss	$(16,303,881)	$(50,659,775)	$34,355,894	(68)%

Sales.   There was a decrease in total sales for the six months ended June 30, 2025, compared to the same period in 2024 of $219,788, or 7%. The following table reflects the major components of our sales:

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Sales of Products	$2,369,383	82%	$2,430,336	78%	$(60,953)	(3)%
Sales of Engineering Services	507,267	18%	666,102	22%	(158,835)	(24)%
Total Sales	$2,876,650	100%	$3,096,438	100%	$(219,788)	(7)%

Sales of products decreased by 3% for the six months ended June 30, 2025, compared to the same period in 2024.

Sales of engineering services for the six months ended June 30, 2025 was $507,267 compared to $666,102 in the comparable 2024 period.

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

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Product Cost of Sales	$1,870,726	65%	$1,925,898	62%	$(55,172)	(3)%
Inventory Reserve for Obsolescence	265,000	9%	-	—%	265,000	NM
Manufacturing Overhead - Unapplied	1,092,350	38%	949,146	31%	143,204	15%
Depreciation and Amortization	344,218	12%	363,615	12%	(19,397)	(5)%
Engineering Services Cost of Sales	330,844	12%	244,177	8%	86,667	35%

Total Cost of Sales	3,903,138	136%	3,482,836	112%	420,302	12%

Gross Loss	$(1,026,488)	(36)%	$(386,398)	(12)%	$(640,090)	166%

For the six months ended June 30, 2025, there was a gross loss from total sales of $1,026,488, or 36% compared to a gross loss of $386,398, or 12% in the comparable period in 2024.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $143,204, or 15% for the six months ended June 30, 2025 as compared to the 2024 comparable period. As a percentage of total sales, such costs increased to 38% compared to 31% in 2024 due to lower product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a further decrease in actual production levels during the 2025 period compared to the same period in 2024, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and Amortization included in cost of sales decreased by $19,397, or 5% for the six months ended June 30, 2025 versus the 2024 period.

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

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Research and Development Expenses	$4,639,401	161%	$4,276,102	138%	$363,299	8%
Related Stock-based Compensation (non-cash)	537,312	19%	797,013	26%	(259,701)	(33)%
Total Research and Development Costs	$5,176,713	180%	$5,073,115	164%	$103,598	2%

Total research and development expenses for the six months ended June 30, 2025 increased by $103,598, or 2% compared to the comparable period in 2024. This increase was largely due to a $593,129 increase in external development costs on our new products; a $145,962 increase of depreciation related to under-utilized new manufacturing equipment; a $136,098 increase in rent utilities expenses; and a $60,878 increase in travel expenses; partially offset by a $835,060 decrease in salary and benefits related expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$2,306,634	80%	$3,957,252	128%	$(1,650,618)	(42)%
Related Stock-based Compensation (non-cash)	583,822	20%	521,913	17%	61,909	12%
Total Selling and Marketing	$2,890,456	100%	$4,479,165	145%	$(1,588,709)	(35)%

Total selling and marketing expenses for the six months ended June 30, 2025 decreased by $1,588,709, or 35% compared to the comparable period in 2024. This decrease was largely due to a $831,331 decrease in salary and benefits related expenses driven by headcount decreases and cash salary decreases in exchange for equity compensation; a $290,000 decrease in bad debt expense; a decrease of $215,487 in advertising and tradeshow expenses; a $168,621 decrease in external contractor expenses; and a $83,708 decrease in computer hardware and software expenses.

General and Administrative.  General and administrative expenses include professional fees, investor relations costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2025	Total Sales	June 30, 2024	Total Sales	Change	(Decrease)
General and Administrative Expenses	$4,265,067	148%	$4,729,454	153%	$(464,387)	(10)%
Related Stock-based Compensation (non-cash)	2,452,505	85%	3,864,868	125%	(1,412,363)	(37)%
Total General and Administrative	$6,717,572	234%	$8,594,322	278%	$(1,876,750)	(22)%

Total general and administrative expenses for the six months ended June 30, 2025, decreased by $1,876,750, or 22%, as compared to the comparable period in 2024. The decrease was largely due to a $506,250 decrease in cash salary and benefits; a $1,412,363 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025; a $280,982 decrease in legal expenses; a $263,931 decrease in accounting and auditing fees; and a $93,509 decrease in insurance premiums; partially offset by a $818,586 increase in IR and shareholder related expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the six months ended June 30,2025, was $818,494, compared to $2,158,716 in the comparable period in 2024, or a decrease of $1,340,222. This decrease was due to a significant decrease in amortization expense related to our Atomistic technology license, which was written off as of June 30, 2024.

Other Income, Net. Total other income was $325,842 for the six months ended June 30, 2025 compared to other income of $162,897 in the comparable period in 2024, an increase of $162,945. The overall increase in other income was primarily the result of a decrease of $176,917 in foreign exchange losses; and a decrease of $40,212 in other taxes; partially offset by a decrease of $54,184 in investment income on excess cash on hand.

Provision for Income Taxes. There was no provision for income taxes in the respective six-month periods ending June 30, 2025 and 2024.

Liquidity and Capital Resources

Capital Resources: As of June 30, 2025, we had cash and cash equivalents of $17,454,585, a decrease of $731,921 from $18,186,506 as of December 31, 2024.

As of June 30, 2025, we had current assets of $23,321,417 compared to current liabilities of $3,037,976 which resulted in a positive working capital position of $20,283,441. As of December 31, 2024, we had a positive working capital position of $24,610,217. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the six months ended:

	June 30,	June 30,
	2025	2024
Net Cash Provided by (used in)
Operating Activities	$(8,241,812)	$ (14,440,335)
Investing Activities	(1,631,941)	(2,234,041)
Financing Activities	9,141,832	--

During the six months ended June 30, 2025, we used $8,241,812 of cash for operating activities, a reduction of $6,198,523 from the comparable 2024 period. Net changes in working capital items were $2,927,104 for the six months ended June 30, 2025, with the largest factors resulting from a $1,666,629 decrease in inventory and vendor prepayments; a $251,584 increase in trade accounts payables and accrued expenses; and a $684,432 decrease in trade accounts and other receivables. For the six months ended June 30, 2024, we used a total of $14,440,335 in cash for operating activities.

During the six months ended June 30, 2025, we used $1,631,941 of cash for investing activities, which included: $1,340,873 in manufacturing equipment and tooling for our new waveguide manufacturing facility; $241,068 in patent and trademark expenditures, and $50,000 of additional investment in a private corporation (see Note 8 for further details). For the six months ended June 30, 2024, we used a total of $2,234,041 in cash for investing activities.

During the six months ending June 30, 2025, we received $9,141,832 from financing activities, which included: $5,000,000 in proceeds from the sale of our Series B Convertible Preferred Stock to Quanta Computer Inc., under our SPA; $4,089,850 in net proceeds from sales of common stock under our ATM program; and $51,982 of proceeds from stock option exercises. For the six months ended June 30, 2024, no cash was provided by financing activities.

As of June 30, 2025, the Company does not have any current or long-term debt obligations outstanding.

The Company incurred net losses for the six months ended June 30, 2025 of $16,303,881; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $8,241,812 for the six months ended June 30, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of June 30, 2025, the Company had an accumulated deficit of $383,826,831. The Company’s cash outflows for investing activities were $1,631,941 for the six months ended June 30, 2025; $2,919,949 for the year ended December 31, 2024; and $19,280,966 for the year ended December 31, 2023.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Under the terms of the Company’s Securities Purchase Agreement (“SPA”), dated September 13, 2024, with Quanta Computer Inc., the second and third closings were subject to the Company achieving certain milestones. In the second quarter of 2025, the Company demonstrated the achievement of milestones required to complete the second closing under the SPA resulting in the sale of $5,000,000 of Series B Preferred Stock, which was completed on June 13, 2025. The Company has recently met the remaining milestones required to complete the third closing under the SPA, for the additional sale of $5,000,000 in Series B Preferred Stock;
●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for our 2025 fiscal year as compared to 2024 and 2023, now that our waveguide manufacturing plant expansion has substantially been completed and the license fees payments under the Atomistic License have been completed;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

      The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an “at the market” (“ATM”) offering. Since commencement of the ATM offering in May 2024, the Company has raised $12,221,011, including $2,835,408 and $4,089,850, respectively, in the three and six months ended June 30, 2025, under this sales agreement. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company needs to raise capital for additional liquidity, the Company may pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

We invest our excess cash in high-quality short-term corporate debt instruments, which bear lower levels of relative risk. We believe that the effect, if any, of possible near-term changes in interest rates on our financial position, results of operations, and cash flows should not be material to our cash flows or income. It is possible that interest rate movements would increase our unrealized gain or loss on interest rate securities purchased at a discount. We are exposed to changes in foreign currency exchange rates primarily through transaction gains and losses as a result of non-U.S. dollar denominated cash flows related to business activities in Asia-Pacific and Europe. We do not currently hedge our foreign currency exchange rate risk. We estimate that any market risk associated with our international operations is unlikely to have a material adverse effect on our business, financial condition or results of operation.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2025.

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

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

The Company is not currently party to, nor is its property subject to any material legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from those risk factors, except as set forth below. The risks discussed in our 2024 Annual Report and herein could materially affect our business, financial condition and future results.

A substantial amount of the Company’s components and related materials are imported from abroad. The ongoing evolution of trade policies (including tariffs) could materially adversely affect the (i) costs of raw and finished components for our products, and (ii) demand for our current and future products.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended June 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2025 by our directors and Section 16 officers.

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

VUZIX CORPORATION

Date: August 14, 2025	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)