Form 10-Q
period 2025-09-30
Vuzix Corp
filed 2025-11-13
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 13, 2025, there were 80,126,486 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and Cash Equivalents	$22,608,529	$18,186,506
Accounts Receivable, net of allowance for credit losses of $46,000 at September 30, 2025 and $89,000 at December 31, 2024	1,025,534	1,609,718
Accrued Revenues in Excess of Billings	430,089	673,498
Inventories, Net	2,895,409	4,813,226
Manufacturing Vendor Prepayments	155,813	372,081
Prepaid Expenses and Other Assets	1,114,743	1,067,461

Total Current Assets	28,230,117	26,722,490

Long-Term Assets
Fixed Assets, Net	8,495,806	7,584,284
Operating Lease Right-of-Use Assets, Net	1,134,011	494,236
Patents and Trademarks, Net	3,233,627	2,998,760
Technology Licenses, Net	610,240	761,043
Other Assets, Net	769,441	844,445

Total Assets	$42,473,242	$39,405,258

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,071,078	$538,221
Unearned Revenue	100,785	125,901
Accrued Expenses	2,229,842	945,752
Other Taxes Payable	52,055	8,163
Operating Lease Right-of-Use Liabilities	500,911	494,236

Total Current Liabilities	3,954,671	2,112,273

Long-Term Liabilities
Operating Lease Right-of-Use Liability	633,100	—

Total Long-Term Liabilities	633,100	—

Total Liabilities	4,587,771	2,112,273

Mezzanine Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 419,959 and zero Shares of Series B Preferred Stock Issued and Outstanding as of September 30, 2025 and December 31, 2024	10,000,000	—

Stockholders' Equity
Common Stock - $0.001 Par Value, 200,000,000 shares authorized; 79,986,789 shares issued and 79,407,117 shares outstanding as of September 30, 2025 and 100,000,000 shares authorized; 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024	79,987	76,553
Additional Paid-in Capital	421,463,041	407,215,883
Accumulated Deficit	(391,181,056)	(367,522,950)
Treasury Stock, at cost, 579,672 shares as of September 30, 2025 and December 31, 2024	(2,476,501)	(2,476,501)

Total Stockholders' Equity	27,885,471	37,292,985

Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$42,473,242	$39,405,258

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2025	189,717	$5,000,000	77,921,364	$77,921	$415,089,886	$(383,826,831)	(579,672)	$(2,476,501)	$28,864,475
Stock-Based Compensation Expense	—	—	121,055	122	769,638	—	—	—	769,760
Stock Option Exercises	—	—	41,250	41	54,821	—	—	—	54,863
Proceeds from ATM Program, Net	—	—	1,903,120	1,903	5,548,696	—	—	—	5,550,599
Preferred Stock Issued under Quanta Securities Purchase Agreement	230,242	5,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(7,354,225)	—	—	(7,354,225)
Balance - September 30, 2025	419,959	$10,000,000	79,986,789	$79,987	$421,463,041	$(391,181,056)	(579,672)	$(2,476,501)	$27,885,471

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2025	—	$—	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985
Stock-Based Compensation Expense	—	—	121,055	122	4,503,178	—	—	—	4,503,300
Stock Option Exercises	—	—	105,185	105	106,738	—	—	—	106,843
Proceeds from ATM Program, Net	—	—	3,206,855	3,206	9,637,242	—	—	—	9,640,449
Preferred Stock Issued under Quanta Securities Purchase Agreement	419,959	10,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(23,658,106)	—	—	(23,658,106)
Balance - September 30, 2025	419,959	$10,000,000	79,986,789	$79,987	$421,463,041	$(391,181,056)	(579,672)	$(2,476,501)	$27,885,471

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2024	—	$—	66,034,769	$66,034	$382,462,147	$(344,644,568)	(579,672)	$(2,476,501)	$35,407,112
Stock-Based Compensation Expense	—	—	293,393	293	3,185,684	—	—	—	3,185,977
Stock Issued under Atomistic Stock Purchase Agreement	—	—	174,688	175	181,500	—	—	—	181,675
Stock Issued under Quanta Securities Purchase Agreement	—	—	7,692,307	7,692	9,992,308	—	—	—	10,000,000
Net Loss	—	—	—	—	—	(9,222,279)	—	—	(9,222,279)
Balance - September 30, 2024	—	$—	74,195,157	$74,194	$395,821,639	$(353,866,847)	(579,672)	$(2,476,501)	$39,552,485

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2024	—	$—	65,304,780	$65,304	$377,189,847	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense			1,022,398	1,022	8,457,983	—	—	—	8,459,005
Stock Option Exercises	—	—	984	1	1	—	—	—	2
Stock Issued under Atomistic Stock Purchase Agreement	—	—	174,688	175	181,500	—	—	—	181,675
Stock Issued under Quanta Securities Purchase Agreement	—	—	7,692,307	7,692	9,992,308	—	—	—	10,000,000
Net Loss	—	—	—	—	—	(59,882,054)	—	—	(59,882,054)
Balance - September 30, 2024	—	$—	74,195,157	$74,194	$395,821,639	$(353,866,847)	(579,672)	$(2,476,501)	$39,552,485

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2025	2024	2025	2024
Sales:
Sales of Products	$896,274	$988,328	$3,265,657	$3,418,665
Sales of Engineering Services	264,673	397,386	771,941	1,063,488

Total Sales	1,160,947	1,385,714	4,037,598	4,482,153

Cost of Sales:
Cost of Sales - Products Sold	1,240,310	1,395,939	4,468,385	4,270,983
Cost of Sales - Depreciation and Amortization	180,927	181,807	525,144	545,422
Cost of Sales - Engineering Services	151,017	67,816	481,861	311,993

Total Cost of Sales	1,572,254	1,645,562	5,475,390	5,128,398

Gross Loss	(411,307)	(259,848)	(1,437,792)	(646,245)

Operating Expenses:
Research and Development	2,935,971	2,333,798	8,112,684	7,406,913
Selling and Marketing	1,147,194	1,766,246	4,037,649	6,245,411
General and Administrative	2,575,087	4,347,013	9,292,659	12,941,336
Depreciation and Amortization	424,335	410,697	1,242,828	2,569,413
Loss on Fixed Asset Disposal	—	—	—	11,277
Impairment on Intangible Asset and Equity Investment	—	181,676	—	30,301,355

Total Operating Expenses	7,082,587	9,039,430	22,685,820	59,475,705

Loss From Operations	(7,493,894)	(9,299,278)	(24,123,612)	(60,121,950)

Other Income (Expense):
Investment Income	156,760	95,234	460,998	453,657
Other Taxes	—	(44,706)	22,372	(62,547)
Foreign Exchange Gain (Loss)	(17,091)	26,471	(17,864)	(151,214)

Total Other Income, Net	139,669	76,999	465,506	239,896

Loss Before Provision for Income Taxes	(7,354,225)	(9,222,279)	(23,658,106)	(59,882,054)
Provision for Income Taxes	—	—	—	—

Net Loss	(7,354,225)	(9,222,279)	(23,658,106)	(59,882,054)
Preferred Stock Dividends	(21,177)	—	(24,670)	—
Loss Attributable to Common Shareholders	$(7,375,402)	$(9,222,279)	$(23,682,776)	$(59,882,054)

Basic and Diluted Net Loss per Common Share	$(0.09)	$(0.14)	$(0.31)	$(0.90)
Weighted-average Shares Outstanding - Basic and Diluted	77,478,532	67,842,379	76,733,716	66,325,723

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash Flows Used In Operating Activities
Net Loss	$(23,658,106)	$(59,882,054)
Non-Cash Adjustments
Depreciation and Amortization	2,342,483	3,265,636
Stock-Based Compensation	4,496,088	8,459,005
Loss on Fixed Asset Disposal	—	11,277
Allowance for Credit Losses	—	540,000
Impairment on Intangible Assets and Equity Investments	—	30,301,355
(Increase) Decrease in Operating Assets
Accounts Receivable	584,184	610,212
Accrued Revenues in Excess of Billings	243,409	(322,461)
Utility Improvement Refund	—	208,271
Inventories	1,917,817	(825,303)
Manufacturing Vendor Prepayments	216,268	95,133
Prepaid Expenses and Other Assets	(47,282)	199,343
Increase (Decrease) in Operating Liabilities
Accounts Payable	32,857	(911,358)
Accrued Expenses	618,672	(1,700,548)
Unearned Revenue	(25,116)	149,044
Income and Other Taxes Payable	43,891	85,251

Net Cash Flows Used in Operating Activities	(13,234,835)	(19,717,197)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(1,658,820)	(1,129,120)
Investments in Patents and Trademarks	(381,614)	(437,609)
Investments in Licenses	—	(1,000,000)
Investments in Other Assets	(50,000)	—

Net Cash Flows Used in Investing Activities	(2,090,434)	(2,566,729)

Cash Flows Provided by Financing Activities
Proceeds from Sale of Preferred and Common Stock to Quanta	10,000,000	10,000,000
Proceeds from Exercise of Stock Options	106,843	—
Proceeds from ATM Program, Net	9,640,449	—

Net Cash Flows Provided by Financing Activities	19,747,292	10,000,000

Net Increase (Decrease) in Cash and Cash Equivalents	4,422,023	(12,283,926)
Cash and Cash Equivalents - Beginning of Period	18,186,506	26,555,592

Cash and Cash Equivalents - End of Period	$22,608,529	$14,271,666

Supplemental Disclosures
Depreciation and Amortization included in Research and Development Expense	$574,511	$150,801
Purchases of Fixed Assets included in Accounts Payable and Accrued Expenses	1,165,418	—

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (“the Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2024, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025.

Customer Concentrations

For the three months ended September 30, 2025, four customers represented 19%, 17%, 11%, and 11%, of total product revenue and four customers represented 39%, 32%, 16%, and 12%, of engineering services revenue. For the three months ended September 30, 2024, two customers represented 10%, each, of total product revenue and three customers represented 50%, 27%, and 19% of engineering services revenue.

For the nine months ended September 30, 2025, one customer represented 17% of total product revenue and four customers represented 29%, 25%, 23%, and 11% of engineering services revenue. For the nine months ended September 30, 2024, one customer represented 11% of total product revenue and two customers represented 71% and 17% of engineering services revenue.

As of September 30, 2025, four customers represented 25%, 18%, 16%, and 10% of accounts receivable. As of December 31, 2024, one customer represented 76% of accounts receivable.

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

Additional disclosure is required when there is substantial doubt about business continuity or substantial doubt that has not been alleviated by management’s mitigation plans. As required under applicable accounting standards, management has concluded that doubt may exist surrounding the Company's ability to meet its obligations within one year of the release of the financial statements.

The Company incurred net losses for the nine months ended September 30, 2025 of $23,658,106; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $13,234,835 for the nine months ended September 30, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of September 30, 2025, the Company had an accumulated deficit of $391,181,056. The Company’s cash outflows for investing activities were $2,090,434 for the nine months ended September 30, 2025; $2,919,949 for the year ended December 31, 2024; and $19,280,966 for the year ended December 31, 2023.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital, and capital expenditures. Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily through the sale of equity securities. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to cut its operating costs significantly or raise new equity and/or debt capital.

These historical financial factors initially raise doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise doubt include raising further capital and the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2025 and 2026 fiscal years;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an “at the market” offering. Since May 2024, the Company has raised $20,363,120, net of broker expenses, including $5,550,599 and $9,640,449, respectively, in the three and nine months ended September 30, 2025, under this sales agreement. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

As a result of management’s plan above, our current amount of cash on hand, and our historical ability to raise capital, management has concluded that doubt of our ability to continue as a going concern has been alleviated.

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

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, Total Compensation, General and Administrative, and Intangible Asset and Equity Investment Impairment. These segment items for the three and nine months ended September 30, 2025 and 2024 are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Sales	$1,160,947	$1,385,714	$4,037,598	$4,482,153

Less expenses:
Cost of Sales, excluding compensation	(1,161,854)	(1,200,502)	(4,219,187)	(3,813,394)
Research and Development, excluding compensation	(1,475,858)	(701,501)	(3,870,517)	(2,240,152)
General and Administrative, excluding compensation	(1,301,298)	(1,668,433)	(4,417,010)	(4,723,130)
Total Compensation	(4,043,040)	(5,892,772)	(13,212,176)	(18,619,455)
Intangible Asset and Equity Investment Impairment	—	(181,676)	—	(30,301,355)
Other segment items	(533,122)	(963,109)	(1,976,814)	(4,666,721)
	(8,515,172)	(10,607,993)	(27,695,704)	(64,364,207)

Net Loss	$(7,354,225)	$(9,222,279)	$(23,658,106)	$(59,882,054)

Other Segment Items:

-	Selling and Marketing, excluding compensation expense;
-	Depreciation and Amortization, not included in Cost of Sales; and
-	Other Income.

Geographic Information

	Three Months Ended September 30,
	2025			2024
	Revenue	% of Total		Revenue	% of Total
U.S.	$1,001,990	86%	U.S.	$830,264	60%
Others	158,957	14%	Others	555,450	40%
Total Revenues	$1,160,947	100%	Total Revenues	$1,385,714	100%

	Nine Months Ended September 30,
	2025			2024
	Revenue	% of Total		Revenue	% of Total
U.S.	$2,470,637	61%	U.S.	$2,234,932	50%
Netherlands	574,023	14%	Poland	1,005,280	22%
Others	992,938	25%	Others	1,241,941	28%
Total Revenues	$4,037,598	100%	Total Revenues	$4,482,153	100%

All long-lived assets are located in the U.S.

Recent Accounting Pronouncements

In December 2023, the FASB released Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the consolidated financial statements. The standard will be effective for the Company beginning with its annual financial statements for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of this standard, if any, on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the notes to the consolidated financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its financial statements and related disclosures.

In July 2024, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company is currently evaluating the impact on its financial statements and related disclosures.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product lines: Smart Glasses Sales and Engineering Services. The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Products Sales	$896,274	$988,328	$3,265,657	$3,418,665
Engineering Services	264,673	397,386	771,941	1,063,488

Total Revenue	$1,160,947	$1,385,714	$4,037,598	$4,482,153

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

As of September 30, 2025 and December 31, 2024, there were $62,700 and $109,725, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Point-in-Time	77%	71%	81%	76%
Over Time – Input Method	23%	29%	19%	24%

Total	100%	100%	100%	100%

Remaining Performance Obligations

As of September 30, 2025, the Company had $2,044,911 of remaining performance obligations under two current waveguide development projects, including initial product production, which represents the remainder of transaction prices totaling $3,750,000 under these development projects, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to this project based upon expected due dates, in the amounts of 13% in 2025 and 87% across 2026 and 2027. Revenues earned less amounts invoiced at September 30, 2025 and December 31, 2024 totaled $430,089 and $673,498, respectively.

As of September 30, 2024, the Company had $2,161,768 of remaining performance obligations under a current waveguide development project, which represented the remainder of transaction prices totaling $3,500,000 under this development agreement, less revenue recognized under percentage of completion to date.

As of September 30, 2025, the Company had no material outstanding performance obligations related to product sales, other than its standard and extended product warranties.

Note 3 – Loss Per Share

Basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are anti-dilutive. Since the Company reported a net loss for the three and nine months ended September 30, 2025 and 2024, the calculation for basic and diluted earnings per share is considered to be the same, as the impact of potential common shares is anti-dilutive. As of September 30, 2025 and 2024, there were 10,664,321 and 10,653,332 common stock share equivalents potentially issuable from the exercise of stock options, vesting of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”), and the conversion of preferred stock that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	September 30,	December 31,
	2025	2024

Purchased Parts and Components	$6,551,621	$8,615,537
Work-in-Process	246,222	264,715
Finished Goods	2,422,101	3,877,549
Less: Reserve for Obsolescence	(6,324,535)	(7,944,575)

Inventories, Net	$2,895,409	$4,813,226

During the nine months ended September 30, 2025 and 2024, the Company disposed of $1,307,662 and nil of inventory that was fully provisioned for as obsolete in the previous year.

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	September 30,	December 31,
	2025	2024
Tooling and Manufacturing Equipment	$11,214,453	$8,313,749
Leasehold Improvements	2,694,715	2,840,176
Computers and Purchased Software	731,702	679,139
Furniture and Equipment	2,478,888	2,478,888
	17,119,758	14,311,952
Less: Accumulated Depreciation	(8,623,952)	(6,727,668)
Fixed Assets, Net	$8,495,806	$7,584,284

As of September 30, 2025 and December 31, 2024, there were $2,381,810 and $4,913,005, respectively, of manufacturing fixed assets that are not yet placed into service and, therefore, are not currently being depreciated.

Total depreciation expense for fixed assets for the three months ended September 30, 2025 and 2024 was $372,241 and $364,771, respectively. Total depreciation expense for fixed assets for the nine months ended September 30, 2025 and 2024 was $1,096,081 and $886,813, respectively.

Note 6 – Patents and Trademarks

The changes in the Company’s Patents and Trademarks for the nine months ended September 30, 2025 and the year ended December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024
Patents and Trademarks	$4,668,358	$4,286,743
Less: Accumulated Amortization	(1,434,731)	(1,287,983)
Patents and Trademarks, Net	$3,233,627	$2,998,760

Total amortization expense for patents and trademarks for the three months ended September 30, 2025 and 2024 was $52,093 and $45,926, respectively. Total amortization expense for patents and trademarks for the nine months ended September 30, 2025 and 2024 was $146,747 and $129,266, respectively.

Note 7 – Technology Licenses, Net

The changes in the Company’s Technology Licenses for the nine months ended September 30, 2025 and the year ended December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024

Licenses	$2,443,356	$32,443,356
Write-Offs	—	(30,000,000)
Less: Accumulated Amortization	(1,833,116)	(1,682,313)
Licenses, Net	$610,240	$761,043

Total amortization expense related to technology licenses for the three months ended September 30, 2025 and 2024 was $50,269 and $50,267, respectively. Total amortization expense related to technology licenses for the nine months ended September 30, 2025 and 2024 was $150,803 and $1,708,402, respectively.

On June 30, 2024, the Company decided to cease further funding of development activities with Atomistic SAS (“Atomistic”) under the license agreement dated December 16, 2022 among the Company, Atomistic, and Atomistic’s two principals (the “License Agreement”). The Company’s decision gave Atomistic the right under the License Agreement to terminate the Granted License (as defined under the License Agreement), which right Atomistic exercised on July 1, 2024. As a result of the termination of the Granted License, the Company determined that the technology license asset, with a net book value as of June 30, 2024 of $24,335,554, had been impaired as the Company no longer held exclusive licensing rights to the technology for its use.

Notwithstanding the termination of the Granted License, the Company will be entitled to certain License Royalties (as defined under the License Agreement) from Atomistic if Atomistic licenses the technology that was the subject of the Granted License.

Note 8 - Other Assets

The Company’s Other Assets were as follows:

	September 30,	December 31,
	2025	2024
Investments (fair value not readily determinable)	$650,000	$650,000
Additions	50,000	—
Total Investments (at cost)	700,000	650,000

Software Development Costs	1,000,000	1,000,000
Additions	—	—
Less: Accumulated Amortization	(930,559)	(805,555)
Software Development Costs, Net	69,441	194,445

Total Other Assets	$769,441	$844,445

The Company has investments in three corporations that are involved in the near-eye display, enterprise software, and micro display markets. All these investments represent small ownership levels ranging from approximately 1% to a maximum of 4%. Two of these companies are private corporations and one is a small public company. During the nine months ended September 30, 2025, the Company invested a further $50,000 in one of those private corporations.

Total amortization expense related to all software updates, included in cost of sales, for the three months ended September 30, 2025 and 2024 was $41,668 and $41,666, respectively. Total amortization expense related to all software updates, included in cost of sales, for the nine months ended September 30, 2025 and 2024 was $125,001 and $124,999, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024

Accrued Wages and Related Costs	$298,757	$417,266
Accrued Professional Services	176,387	240,000
Accrued Warranty Obligations	46,260	46,078
Other Accrued Expenses	1,708,438	242,408

Total	$2,229,842	$945,752

As of September 30, 2025, Other Accrued Expenses include $1,654,536 of new product development costs and tooling that have been expensed or capitalized, a portion of which will be amortized over future production of a specified number of units when the project is completed. This amortization is expected to commence late in the fourth quarter of 2025.

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

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2025, were as follows:

Accrued Warranty Obligations at December 31, 2024	$46,078
Reductions for Settling Warranties	(97,788)
Warranties Issued During Period	97,970

Accrued Warranty Obligations at September 30, 2025	$46,260

Note 10 – Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded against deferred tax assets.

Note 11 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of September 30, 2025 and December 31, 2024. Of this total, 49,626 shares are designated as Series A Preferred Stock and 800,000 shares are designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”). There were nil shares of Series A Preferred Stock issued and outstanding on September 30, 2025 and December 31, 2024, and there were 419,959 and nil shares of Series B Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.

Each share of Series B Preferred Stock is convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for stock splits, stock dividends, and similar transactions. The Company may, at its option at any time after notice, redeem the Series B Preferred Stock that is outstanding, subject to conversion rights of the holder. The Series B Preferred Stock does not entitle the holders to voting rights, except with respect to certain actions which will require the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock, or as required by law.

The Series B Preferred Stock entitles the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly in cash. As of September 30, 2025, total accumulated and unpaid preferred dividends were $24,670. There were no accrued preferred dividends as of December 31, 2024.

Holders of the Series B Preferred Stock will have the right upon the occurrence of certain triggering events that are not all solely within the control of the Company, as defined in the certificate of designation, to require the Company to redeem all or part of their Series B Preferred Stock for cash at a price equal to 100% of the liquidation preference plus accrued but unpaid dividends.

Because the Series B Preferred Stock contains redemption features that are not solely within the control of the Company and may be triggered by events outside the Company’s control, the Series B Preferred Stock is classified outside of permanent equity, in accordance with ASC 480-10-S99-3A (SEC guidance on redeemable securities).

On September 3, 2024, Vuzix entered into a Securities Purchase Agreement (“SPA”) with Quanta Computer Inc. (“Quanta”), for the sale by the Company to Quanta of (i) $10,000,000 of the Company’s common stock, and (ii) up to $10,000,000 of the Company’s newly created Series B Convertible Preferred Stock in two tranches.

The second closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock occurred on June 13, 2025, when the Company demonstrated the achievement of milestones required to complete the second closing under the SPA resulting in the issuance of 189,717 shares of Series B Preferred Stock at a purchase price of $26.35 per share.

The third closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock occurred on September 19, 2025, when the Company demonstrated the achievement of milestones required to complete the third closing under the SPA resulting in the issuance of 230,242 additional shares of Series B Preferred Stock at a purchase price of $21.72 per share.

Common Stock

The Company’s authorized common stock consists of 200,000,000 shares, par value of $0.001, an increase from 100,000,000 shares as of December 31, 2024, which increase was effective upon the Company’s filing of an amendment to the Company’s certificate of incorporation with the Secretary of the State of Delaware. There were 79,986,789 shares issued and 79,407,117 shares outstanding as of September 30, 2025 and 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024.

As stated above, on September 3, 2024, Vuzix entered into the SPA with Quanta, for the sale by the Company to Quanta of (i) $10,000,000 of the Company’s common stock, and (ii) up to $10,000,000 of the Company’s newly created Series B Convertible Preferred Stock in two tranches.

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

During the three months ended September 30, 2025, the Company sold 1,903,120 shares of common stock for gross proceeds of $5,757,883 (average of $3.03 per share) before deducting broker expenses paid by the Company of $207,284 pursuant to the ATM offering. During the nine months ended September 30, 2025, the Company sold 3,206,855 shares of common stock for gross proceeds of $10,000,466 (average of $3.12 per share) under the ATM before deducting broker expenses paid by the Company of $360,017. The Company is using the net proceeds from these sales for general corporate purposes, including working capital.

To-date in the fourth quarter of 2025, the Company sold 718,869 shares of common stock for gross proceeds of $2,690,654 (average of $3.74 per share) before deducting broker expenses paid by the Company of $96,864 pursuant to the terms of the ATM offering.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan (excluding options awarded under the Long-Term Incentive Plan (“LTIP” – Note 13) for the nine months ended September 30, 2025, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2024	4,609,187	$4.25	7.84
Granted	136,491	3.39
Exercised	(116,583)	1.33
Expired or Forfeited	(637,596)	6.80

Outstanding at September 30, 2025	3,991,499	$3.90	7.18

The weighted average remaining contractual term for all options as of September 30, 2025, and December 31, 2024, was 7.18 years and 7.84 years, respectively.

As of September 30, 2025, there were 3,768,658 options that were fully vested and exercisable at a weighted average exercise price of $3.94 per share. The weighted average remaining contractual term of the vested options is 7.10 years.

As of September 30, 2025, there were 222,841 unvested options exercisable at a weighted average exercise price of $3.33 per share. The weighted average remaining contractual term of the unvested options is 8.50 years.

The weighted average fair value of option grants was calculated using the Black-Scholes-Merton option pricing method.

On March 19, 2025, the Company issued 509,571 RSUs and 207,404 PSUs to all employees of the Company, excluding certain members of senior management that were in the Company’s LTIP described in Note 13. The fair market value on the date of award of the RSUs and PSUs was $2.30, resulting in an aggregate fair value of $1,649,041. The fair market value of these awards is being expensed over twenty and a half (20.5) months beginning March 19, 2025. The RSUs typically vest over time at a rate of one-third annually on each December 31st. The PSUs vest upon the achievement of certain revenue and EBITDA targets and, as of September 30, 2025, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 150%, an additional 103,702 PSUs could be issued and vest immediately. The fair market value on the date of award of these bonus awards was $2.30, resulting in an aggregate fair value of $238,515. As of September 30, 2025, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On June 17, 2025, the Company issued 297,027 RSUs and 297,027 PSUs to the executives and certain members of senior management of the Company as a replacement for the 5,089,500 stock options that were surrendered under the original LTIP (see Note 13 for additional details). The fair market value on the date of award of the RSUs and PSUs was $3.15, resulting in an aggregate fair value of $1,871,270. The RSUs vest over time at a rate of one-third annually on each December 31st. The PSUs vest upon the achievement of certain revenue and EBITDA targets and, as of September 30, 2025, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 125%, an additional 74,257 PSUs could be issued and vest immediately. The fair market value on the date of award of these bonus awards was $3.15, resulting in an aggregate fair value of $233,910. As of September 30, 2025, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On September 3, 2025, the Company issued 150,000 RSUs and 1,000,000 PSUs to its new President of its Enterprise Solutions business unit. The fair market value on the date of award of the RSUs and PSUs was $2.15, resulting in an aggregate fair value of $2,472,500. The RSUs will vest in equal portions quarterly over 12 months. The

PSUs vest upon the achievement of certain revenue and EBITDA targets of the Company’s Enterprise Solutions business unit by December 31, 2028. As of September 30, 2025, these targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

A summary of RSU and PSU activity related to the Company’s standard employee incentive plan and long-term incentive plan, excluding bonus awards, for the nine months ended September 30, 2025, is as follows:

Weighted Average
Restricted Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2024	—	$—
Granted	956,598	2.54
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2025	956,598	$2.54

Weighted Average
Performance Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2024	—	$—
Granted	1,504,431	2.37
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2025	1,504,431	$2.37

For the three months ended September 30, 2025 and 2024, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $765,955 and $1,776,684, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s LTIP, of $3,311,353 and $4,231,127, respectively.

As of September 30, 2025, the Company had $3,870,879 of unrecognized stock compensation expense related to stock options, stock awards, RSAs, and PSUs considered probable, which will be recognized over a weighted average period of 2.0 years.

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

The award exchange was accounted for as a modification under ASC Topic 718, Compensation—Stock Compensation. Under modification accounting compensation cost to be recognized over the revised requisite service period include the unrecognized cost of the original award that was previously deemed probable, the fair value of the new award if the prior award was not deemed probable, as well as any incremental cost, representing the excess of the fair value of the new awards over the fair value of the old award immediately prior to modification. As a result of the modification, there was a remaining fair market value of $1,871,276 and this cost will be recognized over the new requisite service period of the replacement awards, which is thirty and half months (30.5) beginning on June 17, 2025.

For the three months ended September 30, 2025 and 2024, the Company recorded non-cash stock-based compensation expense of nil and $1,409,294, respectively, for LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025. For the nine months ended September 30, 2025 and 2024, the Company recorded non-cash stock-based compensation expense of $1,180,356 and $4,227,880, respectively, for LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

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

The Company is not currently party to, nor is its property subject to any material legal proceedings.

Note 15 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of September 30, 2025, were as follows:

2025 (Remaining 3 months)	$140,352
2026	567,184
2027	519,919
Total Future Lease Payments	1,227,455
Less: Imputed Interest	(93,444)
Total Lease Liability Balance	$1,134,011

On September 23, 2025, the Company executed lease renewal agreements for both its current properties located in West Henrietta, New York extending the current lease terms to November 30, 2027. As a result, the Company recorded an additional Right-of-Use asset and Right-of-Use liability of $1,044,154 on the Consolidated Balance Sheet as of September 23, 2025. These amounts were non-cash in nature and therefore are excluded from the statement of cash flows.

Operating lease costs under the operating leases totaled $284,386 and $177,490 for the three months ended September 30, 2025 and 2024, respectively. Operating lease costs under the operating leases totaled $777,505 and $553,138 for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 2.2 years.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in our accounting policies for the nine months ended September 30, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or “HMDs”, but also known as near-eye displays), in the form of Smart Glasses, AI-powered Smart Glasses, Waveguides, and Augmented Reality (“AR”) technologies. Our wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enables the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate micro-display technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television. We design and manufacture waveguide optics and related coupling optics combined for use with compact display engines from third parties to form a see-through display module needed for AI/AR Smart Glasses.

With respect to our Smart Glasses and AI/AR products, we are focused on the enterprise, defense, industrial, medical and commercial markets. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade, including the rapid adoption of tablets, larger screen sizes and display resolutions, along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AI/AR and Smart Glasses products, waveguide optics, and display engine technology.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
			Dollar	% Increase
	2025	2024	Change	(Decrease)

Sales:
Sales of Products	$896,274	$988,328	$(92,054)	(9)%
Sales of Engineering Services	264,673	397,386	(132,713)	(33)%

Total Sales	1,160,947	1,385,714	(224,767)	(16)%

Cost of Sales:
Cost of Sales - Products	1,240,310	1,395,939	(155,629)	(11)%
Cost of Sales - Depreciation and Amortization	180,927	181,807	(880)	(0)%
Cost of Sales - Engineering Services	151,017	67,816	83,201	123%

Total Cost of Sales	1,572,254	1,645,562	(73,308)	(4)%

Gross Loss	(411,307)	(259,848)	(151,459)	58%
Gross Loss%	(35)%	(19)%

Operating Expenses:
Research and Development	2,935,971	2,333,798	602,173	26%
Selling and Marketing	1,147,194	1,766,246	(619,052)	(35)%
General and Administrative	2,575,087	4,347,013	(1,771,926)	(41)%
Depreciation and Amortization	424,335	410,697	13,638	3%
Impairment on Intangible Asset and Equity Investment	—	181,676	(181,676)	(100)%

Loss from Operations	(7,493,894)	(9,299,278)	1,805,384	(19)%

Other Income (Expense):
Investment Income	156,760	95,234	61,526	65%
Other Taxes	—	(44,706)	44,706	(100)%
Foreign Exchange Gain (Loss)	(17,091)	26,471	(43,562)	(165)%

Total Other Income, Net	139,669	76,999	62,670	81%

Net Loss	$(7,354,225)	$(9,222,279)	$1,868,054	(20)%

Sales.   There was a decrease in total sales for the three months ended September 30, 2025, compared to the same period in 2024 of $224,767, or 16%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Sales of Products	$896,274	77%	$988,328	71%	$(92,054)	(9)%
Sales of Engineering Services	264,673	23%	397,386	29%	(132,713)	(33)%
Total Sales	$1,160,947	100%	$1,385,714	100%	$(224,767)	(16)%

Sales of products decreased by 9% for the three months ended September 30, 2025, compared to the same period in 2024. Decreased Smart Glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased compared to the previous year’s comparable period.

Sales of engineering services for the three months ended September 30, 2025, was $264,673 compared to $397,386 in the comparable 2024 period.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Product Cost of Sales	$727,316	63%	$846,211	61%	$(118,895)	(14)%
Manufacturing Overhead - Unapplied	512,994	44%	549,728	40%	(36,734)	(7)%
Depreciation and Amortization	180,927	16%	181,807	13%	(880)	(0)%
Engineering Services Cost of Sales	151,017	12%	67,816	5%	83,201	123%

Total Cost of Sales	$1,572,254	135%	$1,645,562	119%	$(73,308)	(4)%

Gross Loss	$(411,307)	(35)%	$(259,848)	(19)%	$(151,459)	58%

For the three months ended September 30, 2025, there was a gross loss from total sales of $411,307, or 35% compared to a gross loss of $259,848, or 19% in the comparable period in 2024. For the three months ended September 30, 2025, there was a gross profit of $113,656 on engineering services, or 43% compared to a gross profit of $329,570, or 83% compared to the comparable period in 2024.

Unapplied manufacturing overhead costs, not already added into product cost of sales, decreased by $36,734, or 7% for the three months ended September 30, 2025 compared to the 2024 comparable period. The decrease in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a further decrease in manufacturing headcount.

Depreciation and Amortization included in cost of sales was relatively flat for the three months ended September 30, 2025 versus the 2024 comparable period.

Research and Development.  Our research and development expenses consist primarily of compensation costs for personnel including non-cash stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development expenses.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Research and Development Expenses	$2,781,191	240%	$1,813,993	131%	$967,198	53%
Related Stock-based Compensation (non-cash)	154,780	13%	519,805	37%	(365,025)	(70)%
Total Research and Development	$2,935,971	253%	$2,333,798	168%	$602,173	26%

Total research and development expenses for the three months ended September 30, 2025 increased by $602,173, or 26% compared to the comparable period in 2024. This increase was largely due to a $284,814 increase in external development costs for our new products; a $277,742 increase in depreciation related to under-utilized new manufacturing equipment; a $184,203 increase in cash salary and benefits related expenses; and a $110,124 increase in rent utilities expenses; partially offset by a $365,025 decrease in non-cash stock-based compensation expense.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$1,028,262	89%	$1,407,913	102%	$(379,651)	(27)%
Related Stock-based Compensation (non-cash)	118,932	10%	358,333	25%	(239,401)	(67)%
Total Selling and Marketing	$1,147,194	99%	$1,766,246	127%	$(619,052)	(35)%

Total selling and marketing expenses for the three months ended September 30, 2025 decreased by $619,052, or 35% compared to the comparable period in 2024. This decrease was largely due to a $250,000 decrease in bad debt expense and a $199,323 recovery of previously written-off bad debt; a $239,401 decrease in non-cash stock-based compensation expense; and a $40,465 decrease in computer hardware and software expenses: partially offset by a $33,638 increase in salary and benefits related expenses; and a $47,630 increase in advertising and trade show expenses.

General and Administrative.  General and administrative expenses include professional fees, investor relations (“IR”) costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
General and Administrative Expenses	$2,127,363	183%	$2,111,283	152%	$16,080	1%
Related Stock-based Compensation (non-cash)	447,724	39%	2,235,730	162%	(1,788,006)	(80)%
Total General and Administrative	$2,575,087	222%	$4,347,013	314%	$(1,771,926)	(41)%

Total general and administrative expenses for the three months ended September 30, 2025, decreased by $1,771,926, or 41% compared to the comparable period in 2024. The decrease was largely due to a $1,788,006 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025, and the termination of the Company’s original LTIP, which was cancelled on June 16, 2025; partially offset by a $294,195 increase in IR and shareholder related expenses; and a $26,000 increase in IT consulting fees.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the three months ended September 30, 2025, was relatively flat at $424,335, compared to $410,697 in the comparable period in 2024.

Other Income, Net. Total other income was $139,669 for the three months ended September 30, 2025, compared to total other income of $76,999 in the comparable period in 2024, an increase of $62,670. The overall increase in other income was primarily the result of an increase of $61,526 in investment income earned on excess cash on hand; a decrease of $44,706 in other taxes; partially offset by an increase of $43,562 in foreign exchange losses.

Provision for Income Taxes. There was no provision for income taxes in the respective three-month periods ending September 30, 2025 and 2024.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
			Dollar	% Increase
	2025	2024	Change	(Decrease)

Sales:
Sales of Products	$3,265,657	$3,418,665	$(153,008)	(4)%
Sales of Engineering Services	771,941	1,063,488	(291,547)	(27)%

Total Sales	4,037,598	4,482,153	(444,555)	(10)%

Cost of Sales:
Cost of Sales - Products Sold	4,468,385	4,270,983	197,402	5%
Cost of Sales - Depreciation and Amortization	525,144	545,422	(20,278)	(4)%
Cost of Sales - Engineering Services	481,861	311,993	169,868	54%

Total Cost of Sales	5,475,390	5,128,398	346,992	7%

Gross Loss	(1,437,792)	(646,245)	(791,547)	122%
Gross Loss %	(36)%	(14)%

Operating Expenses:
Research and Development	8,112,684	7,406,913	705,771	10%
Selling and Marketing	4,037,649	6,245,411	(2,207,762)	(35)%
General and Administrative	9,292,659	12,941,336	(3,648,677)	(28)%
Depreciation and Amortization	1,242,828	2,569,413	(1,326,585)	(52)%
Loss on Fixed Asset Disposal	—	11,277	(11,277)	(100)%
Impairment on Intangible Asset and Equity Investment	—	30,301,355	(30,301,355)	(100)%

Loss from Operations	(24,123,612)	(60,121,950)	35,998,338	(60)%

Other Income (Expense):
Investment Income	460,998	453,657	7,341	2%
Other Taxes	22,372	(62,547)	84,919	(136)%
Foreign Exchange Loss	(17,864)	(151,214)	133,350	(88)%

Total Other Income, Net	465,506	239,896	225,610	94%

Net Loss	$(23,658,106)	$(59,882,054)	$36,223,948	(60)%

Sales.   There was a decrease in total sales for the nine months ended September 30, 2025, compared to the same period in 2024 of $444,555, or 10%. The following table reflects the major components of our sales:

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Sales of Products	$3,265,657	81%	$3,418,665	76%	$(153,008)	(4)%
Sales of Engineering Services	771,941	19%	1,063,488	24%	(291,547)	(27)%
Total Sales	$4,037,598	100%	$4,482,153	100%	$(444,555)	(10)%

Sales of products decreased by 4% for the nine months ended September 30, 2025, compared to the same period in 2024.

Sales of engineering services for the nine months ended September 30, 2025 was $771,941 compared to $1,063,488 in the comparable 2024 period.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Product Cost of Sales	$2,598,041	64%	$2,772,109	62%	$(174,068)	(6)%
Inventory Reserve for Obsolescence	265,000	7%	-	—%	265,000	NM
Manufacturing Overhead - Unapplied	1,605,344	40%	1,498,874	33%	106,470	7%
Depreciation and Amortization	525,144	13%	545,422	12%	(20,278)	(4)%
Engineering Services Cost of Sales	481,861	12%	311,993	7%	169,868	54%

Total Cost of Sales	5,475,390	136%	5,128,398	114%	346,992	7%

Gross Loss	$(1,437,792)	(36)%	$(646,245)	(14)%	$(791,547)	122%

For the nine months ended September 30, 2025, there was a gross loss from total sales of $1,437,792, or 36% compared to a gross loss of $646,245, or 14% in the comparable period in 2024.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $106,470, or 7% for the nine months ended September 30, 2025 compared to the 2024 comparable period. As a percentage of total sales, such costs increased to 40% compared to 33% in 2024 due to lower product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a further decrease in actual production levels during the 2025 period compared to the same period in 2024, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and Amortization included in cost of sales decreased by $20,278, or 4% for the nine months ended September 30, 2025 versus the 2024 period.

Research and Development.  Our research and development expenses consist primarily of compensation costs for personnel including non-cash stock-based compensation expenses, third-party services, purchase of research supplies and materials, and consulting fees related to research and development. Software development expenses to determine technical feasibility before final development and ongoing maintenance are not capitalized and are included in research and development expenses.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Research and Development Expenses	$7,420,592	184%	$6,090,095	136%	$1,330,497	22%
Related Stock-based Compensation (non-cash)	692,092	17%	1,316,818	29%	(624,726)	(47)%
Total Research and Development Costs	$8,112,684	201%	$7,406,913	165%	$705,771	10%

Total research and development expenses for the nine months ended September 30, 2025 increased by $705,711, or 10% compared to the comparable period in 2024. This increase was largely due to a $877,943 increase in external development costs on our new smart glasses and waveguide products; a $423,704 increase of depreciation related to under-utilized new manufacturing equipment still being optimized, which were still being built in the comparable period; a $246,222 increase in rent utilities expenses related to our new California-based waveguide research and development facility; and a $68,385 increase in travel expenses; partially offset by a $624,726 decrease in non-cash stock-based compensation expense; and a $391,156 decrease in cash salary and benefits related expenses driven by headcount decreases and reduction in severance payments.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$3,334,895	83%	$5,365,165	120%	$(2,030,270)	(38)%
Related Stock-based Compensation (non-cash)	702,754	17%	880,246	19%	(177,492)	(20)%
Total Selling and Marketing	$4,037,649	100%	$6,245,411	139%	$(2,207,762)	(35)%

Total selling and marketing expenses for the nine months ended September 30, 2025 decreased by $2,207,762, or 35% compared to the comparable period in 2024. This decrease was largely due to a $859,602 decrease in cash salary and benefits related expenses driven by headcount decreases; $540,000 decrease in bad debt expense and a $199,323 recovery of previously written-off bad debt; a $177,492 decrease in non-cash stock-based compensation expense; a decrease of $167,857 in advertising and tradeshow expenses; a $165,635 decrease in external contractor expenses; and a $124,174 decrease in computer software subscriptions expenses.

General and Administrative.  General and administrative expenses include professional fees, IR costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2025	Total Sales	September 30, 2024	Total Sales	Change	(Decrease)
General and Administrative Expenses	$6,392,430	158%	$6,840,739	153%	$(448,309)	(7)%
Related Stock-based Compensation (non-cash)	2,900,229	72%	6,100,597	136%	(3,200,368)	(52)%
Total General and Administrative	$9,292,659	230%	$12,941,336	289%	$(3,648,677)	(28)%

Total general and administrative expenses for the nine months ended September 30, 2025, decreased by $3,648,677, or 28%, compared to the comparable period in 2024. The decrease was largely due to a $3,200,368 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025, and the termination of the Company’s original LTIP, which was cancelled on June 16, 2025; a $297,473 decrease in legal expenses; a $264,251 decrease in accounting and auditing fees; a $122,623 decrease in cash salary and benefits; and a $92,508 decrease in insurance premiums; partially offset by a $524,391 increase in IR and shareholder related expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales or research and development expenses, for the nine months ended September 30, 2025, was $1,242,828, compared to $2,569,413 in the comparable period in 2024, or a decrease of $1,326,585. This decrease was due to a significant decrease in amortization expense related to our Atomistic technology license, which was written-off as of June 30, 2024.

Other Income, Net. Total other income was $465,506 for the nine months ended September 30, 2025 compared to other income of $239,896 in the comparable period in 2024, an increase of $225,610. The overall increase in other income was primarily the result of a decrease of $133,350 in foreign exchange losses; a decrease of $84,919 in other taxes; and a modest increase of $7,341 in investment income earned on excess cash on hand.

Provision for Income Taxes. There was no provision for income taxes in the respective nine-month periods ending September 30, 2025 and 2024.

Liquidity and Capital Resources

Capital Resources: As of September 30, 2025, we had cash and cash equivalents of $22,608,529, an increase of $4,422,023 from $18,186,506 as of December 31, 2024.

As of September 30, 2025, we had current assets of $28,230,117 compared to current liabilities of $3,954,671 which resulted in a positive working capital position of $24,275,446. As of December 31, 2024, we had a positive working capital position of $24,610,217. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the nine months ended:

	September 30,	September 30,
	2025	2024
Net Cash Provided by (used in)
Operating Activities	$(13,234,835)	$ (19,717,197)
Investing Activities	(2,090,434)	(2,566,729)
Financing Activities	19,747,292	10,000,000

During the nine months ended September 30, 2025, we used $13,234,835 of cash for operating activities, a reduction of $6,482,362 from the comparable 2024 period. Net changes in working capital items were $3,584,700 for the nine months ended September 30, 2025, with the largest factors resulting from a $2,134,085 decrease in inventory and vendor prepayments; a $651,529 increase in trade accounts payables and accrued expenses; and a $827,593 decrease in trade accounts and other receivables. For the nine months ended September 30, 2024, we used a total of $19,717,197 in cash for operating activities.

During the nine months ended September 30, 2025, we used $2,090,434 of cash for investing activities, which included: $1,658,820 in manufacturing equipment and tooling for our new waveguide manufacturing facility; $381,614 in patent and trademark expenditures, and $50,000 of additional investment in a private corporation (see Note 8 for further details). For the nine months ended September 30, 2024, we used a total of $2,566,729 in cash for investing activities.

During the nine months ended September 30, 2025, we received $19,747,292 from financing activities, which included: $10,000,000 in proceeds from the sale of our Series B Convertible Preferred Stock to Quanta, under our SPA; $9,640,449 in net proceeds from sales of common stock under our ATM program; and $106,843 of proceeds from stock option exercises. For the nine months ended September 30, 2024, we received $10,000,000 from financing activities.

As of September 30, 2025, the Company does not have any current or long-term debt obligations outstanding.

The Company incurred net losses for the nine months ended September 30, 2025 of $23,658,106; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $13,234,835 for the nine months ended September 30, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of September 30, 2025, the Company had an accumulated deficit of $391,181,056. The Company’s cash outflows for investing activities were $2,090,434 for the nine months ended September 30, 2025; $2,919,949 for the year ended December 31, 2024; and $19,280,966 for the year ended December 31, 2023.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include raising further capital, and the implementation of operational improvements and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2025 and 2026 fiscal years;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

 The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an ATM offering. Since commencement of the ATM offering in May 2024, the Company has raised $20,363,120, net of broker expenses, including $5,550,599 and $9,640,449, respectively, in the three and nine months ended September 30, 2025, under this sales agreement. Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company needs to raise capital for additional liquidity, the Company may pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

Not Applicable

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2025.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended September 30, 2025, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2025 by our directors and Section 16 officers.

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

VUZIX CORPORATION

Date: November 13, 2025	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)