Form 10-K
period 2025-12-31
Vuzix Corp
filed 2026-03-12
CIK 1463972

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2025 was approximately $189,368,000 (based on the closing price of the common stock of $2.92 per share on that date, as reported on the NASDAQ Capital Market and, for purposes of this computation only, the assumption that all of the registrant’s directors and executive officers are affiliates and that beneficial holders of 10% or more of the outstanding common stock are affiliates).

As of March 12, 2026, there were 83,158,258 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference portions of the registrant’s proxy statement for its 2026 annual meeting of stockholders.

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

Part 1

Item 1.    Business

Company Overview

Incorporated in Delaware in 1997, Vuzix Corporation (“Vuzix” or the “Company”) designs, manufactures, and markets AI-enabled smart glasses, waveguides, and augmented reality (“AR”) display technologies. Our products and solutions support enterprise, medical, defense and security, and select consumer applications, with a focus on hands-free computing and near-eye visualization.

Our product offerings include near-eye displays, heads-up displays (“HUDs”), and wearable computing devices that provide a portable viewing experience. These smart display systems—worn like eyeglasses or attached to a head-mounted frame—may incorporate cameras, sensors, and onboard processing to enable users to view, capture, and interact with digital content, including internet-based applications, cloud-based AI assistants, and real-time AR overlays. We also offer proprietary waveguide optics and display engines designed for integration into both Vuzix-branded smart glasses and third-party original design manufacturer (“ODM”) and original equipment manufacturer (“OEM”) devices.

Historically, many virtual reality (“VR”) and AR wearable displays have been larger, goggle-style headsets. Vuzix has developed thin, see-through waveguides that integrate miniature display engines into eyewear-style form factors, reducing system size and weight relative to headset designs. Certain Vuzix smart glasses are designed for extended wear and operate without external cabling or tethering to a separate computing device or battery pack.

Our waveguide optics and display engines are designed to support key attributes valued in see-through wearable displays, including high contrast and brightness for a range of lighting conditions; power efficiency intended to support longer operating time; compact, lightweight designs intended to improve comfort and usability; compatibility with prescription lens integration; and reduced forward light leakage (“eye glow”), which can be an important consideration in wearable display products.

In addition to selling Vuzix-branded smart glasses, we provide custom optical display solutions and engineering services for ODMs and OEMs. These customers may use our waveguide technology and display engines to develop integrated, AR-enabled wearable displays for commercial, industrial, defense, and consumer applications. We also maintain in-house waveguide manufacturing capabilities that can support partners seeking a production path for waveguide-based optics.

Through this ODM/OEM strategy, we offer waveguide manufacturing processes intended to support scalable production and cost-competitive configurable display engine and waveguide solutions aligned to partner requirements; and reference designs that may be adapted and branded by ODM and OEM customers.

We have built an intellectual property portfolio over more than 28 years in wearable display technology, including patents and know-how related to waveguide optics and nano-imprinting, microdisplay engine designs, AR computing interfaces, and ergonomic wearable form factors. We believe our technology and manufacturing capabilities provide competitive differentiation in high-performance wearable display solutions.

We believe compact display engines and waveguide optics are important enablers of next-generation AI- and AR-enabled smart glasses, supporting eyewear-style designs while enabling interactive and connected capabilities. Our primary growth opportunities include enterprise hands-free workflows and remote collaboration; medical use cases such as assisted visualization and telemedicine; defense and security applications including training and situational awareness; and select consumer applications.

To support these markets, we continue to develop and expand our software ecosystem and partner network, including value-added resellers, system integrators, and application developers. We also leverage Moviynt, our internal software solutions development team, to support solution development and customer deployments.

Our History

Historically, we have served three primary markets: (i) enterprise smart glasses, (ii) rugged wearable display products for defense applications, and (iii) select consumer uses including VR, entertainment, and mobile video. We introduced our first head-mounted display (“HMD”) products more than 28 years ago and have since offered multiple product generations with progressively expanded features and capabilities across these markets. As near-eye display technology matured, we shifted our focus away from VR and video viewers toward enterprise smart glasses, leveraging our waveguide optics and available microdisplays to develop lightweight, hands-free wearable computing solutions designed for eyewear-style form factors suitable for extended wear.

Overall Strategy

Our goal is to establish and maintain a competitive position as a worldwide supplier of waveguides for AI/AR smart glasses and wearable smart displays for both our products and third-party ODMs and OEMs. We seek to advance the design of smart wearable display devices and waveguide optics that can enable hands-free enterprise productivity applications such as, “see-what-I-see” remote viewing, and AI and AR applications. We seek to generate revenue and ultimately profitable growth through the continued introduction of new technologies, including AI/AR smart glasses, waveguides and display engines, and related software applications.

To strengthen our position in wearable display products for AI/AR and hands-free computing, as well as waveguides and display engines for OEMs and ODMs, we seek to:

●	develop innovative products based on our technology for enterprise, medical, and defense and security markets;
●	expand waveguide production and optimization by improving manufacturing efficiency, reducing costs, and maintaining proprietary process protections;
●	establish mass production and supply partnerships with ODMs/OEMs to support adoption and sale of next-generation AI/AR smart glasses and wearable computing solutions;
●	offer waveguide products as standard or custom solutions to meet customer design requirements;
●	expand licensing and technology partnerships enabling third parties to incorporate and white-label our smart glasses and optical technologies;
●	develop microdisplay engine products utilizing available third-party displays;
●	expand our technology and product capabilities;
●	support third-party and in-house software development for our products, including distribution of applications through our sales and distribution channels;
●	enhance and protect our intellectual property portfolio;
●	leverage third-party technology and strategic relationships; and
●	attract and retain qualified personnel.

We believe the continued introduction of new products and related optical components in our target markets is important to our growth. Our products tend to have life cycles of less than five years, which requires ongoing investment in research and development and next-generation product evolution. To support this work, we maintain teams of engineers, product designers, and optical specialists who work in-house and with external consultants, ODM/OEM partners, and other technology developers.

Our primary development efforts are focused on:

●	waveguide optics and scalable manufacturing processes to improve optical performance, manufacturability, brightness, clarity, and cost efficiency for higher-volume production;
●	projection and microdisplay engines;
●	industrial design and user experience optimization;
●	electronic designs that reduce power consumption, extend battery life, and enable lightweight, ergonomic wearable displays; and
●	embedded firmware and AI-enabled software to support AR visualization, voice interaction, real-time translation, and contextual information overlays.

We expect to continue our research and development expenditures in the future and may increase them as revenues grow. In addition to in-house development, we evaluate, acquire, and license technologies that align with our roadmap.

The Market

The mobile phone has evolved into a powerful, location-aware computing device, reshaping how people interact with the world. Mobile technology is widely used in work and daily life. Continued growth in mobile computing is increasing demand for hands-free solutions. We believe interactive AI and AR content, edge computing, and the internet of things (“IoT”) will continue to influence how digital content and intelligence is delivered and experienced through head-worn displays.

Most mobile displays are direct-view screens designed to be handheld and relatively small for portability. Our products are designed to provide hands-free, virtual large-screen viewing experiences in eyewear-style form factors. These systems may be “see-through” or “see-around,” allowing users to remain aware of and interact with their surroundings, and may be monocular or binocular.

Our business has primarily focused on the enterprise, industrial, medical, and defense markets. We believe demand for head-worn displays in these markets is driven by:

●	continued growth in mobile computing;
●	rapid adoption of AI;
●	increasing use of AR/AI applications in workflows where hands-free access to information can improve efficiency and safety; and
●	expansion of IoT and connected devices that increase the value of timely, real-time data for productivity and decision-making.

Target Markets

Vuzix develops AI- and AR-enabled smart glasses and optical components for enterprise, defense, medical, security, and select consumer applications. Our wearable computing solutions, waveguides, and display engines also support ODM and OEM partnerships, enabling third parties to incorporate our technologies into their products.

Enterprise

Vuzix smart glasses support hands-free workflows in industries such as manufacturing, logistics, and field service by enabling access to guided work instructions, remote assistance, and real-time data without requiring handheld devices. When integrated with enterprise software and connected systems, smart glasses can improve workflow execution in environments where hands-free operation supports efficiency and safety.

Defense

Vuzix designs and supplies domestically manufactured waveguides and display engines for military applications where see-through displays may be used in training, situational awareness, and mission workflows. As defense programs incorporating wearable displays progress through development and fielding phases, we believe there may be opportunities for growth in this sector.

Medical

Vuzix smart glasses can support remote collaboration, hands-free access to information, and telemedicine workflows in clinical and care settings. In certain procedures and care environments, smart glasses may also be used to support visualization, training, and remote consultation.

Security & First Responders

Law enforcement, security teams, and emergency responders may use smart glasses for hands-free access to alerts and situational information, as well as video capture and streaming. These capabilities can support operational awareness and documentation in time-sensitive environments.

Consumer

AI-enabled smart glasses may support hands-free access to functions such as language translation, navigation, health-related applications, and notifications. We believe Vuzix may participate in select consumer opportunities primarily through ODM/OEM partnerships that enable brands to introduce AI-enabled smart eyewear products.

Products

We develop, manufacture, and sell AI- and AR-enabled smart glasses, waveguide optics, and related display engines for our target markets. Our smart glasses lineup includes both monocular and binocular models intended to address a range of use cases and deployment requirements. Additionally, our waveguide optics and display engines support both Vuzix-branded products and external ODM/OEM customers.

M400 and M4000 Smart Glasses (M Series)

The M400 and M4000 are monocular Smart Glasses designed for enterprise, industrial, medical, and commercial use. The M400 features an occluded nHD OLED display, while the M4000 incorporates a see-through waveguide display to support see-through display use cases. These hands-free wearable products integrate an Android-based computing platform, voice control, high-resolution camera, audio, sensors, and wireless connectivity. Included apps enable video streaming, barcode scanning, and calendar integration, with optional connectors for platforms like Zoom. These Smart Glasses are used in workflows across industries such as healthcare, logistics, retail, and remote support.

Vuzix Blade® Smart Glasses

The Blade 2 combines a monocular full color waveguide display with a lightweight eyeglasses-style form factor. It features stereo audio, an autofocus HD camera, voice control, wireless connectivity, and a CPU. The see-through waveguide display projects information like a heads-up display, making it useful for applications such as messaging, notifications, navigation, work instructions, and other information overlays. The Blade OS supports voice commands and cloud-based AI platforms, allowing users to access information hands-free while keeping their phones in their pockets.

Vuzix Shield™ Smart Glasses

The Shield is our first binocular AR Smart Glasses featuring microLED displays. Designed for enterprise applications, it offers a binocular, see-through display architecture. The Shield combines Vuzix’ proprietary waveguide optics with microLED stereo displays to deliver a fully transparent, high-resolution heads-up display. Encased in lightweight, prescription-ready safety glasses, it also includes stereo HD cameras, making it a hands-free AR tool for various industries.

Vuzix Ultralite Z100 Smart Glasses

The Z100 Smart Glasses are a lightweight, enterprise-focused solution that pairs via Bluetooth with Android and iOS devices. Designed for extended wear, they provide a transparent monochrome waveguide display powered by a custom microdisplay engine. With up to a two-day extended battery life, they deliver information hands-free, support notifications and workflow information access. The Z100 also serves as a scalable white-label platform for ODM/OEM partners and enterprise customization.

Vuzix Ultralite Pro and Ultralite Audio OEM Platforms

At the CES 2025 trade show, we introduced the Ultralite Pro OEM Platform and Ultralite Audio OEM Platform, two smart glasses reference designs developed in partnership with Quanta Computer. These models expand the Company’s portfolio for ODM and OEM smart glasses customers and are intended to serve as reference platforms that may be adapted and branded by partners.

The Ultralite Pro combines dual full-color projectors with our ultra-slim binocular waveguide optics to deliver a see-through AR experience in a stylish, lightweight eyewear-style form factor. The platform supports immersive applications for hands-free productivity.

The Ultralite Audio OEM Platform builds on the Ultralite Z100 model by adding audio with integrated dual speakers and a noise-canceling microphone. Acting as an intelligent wearable accessory, it offers capabilities such as voice assistants and real-time language translation. These Smart Glasses are a lightweight, enterprise-focused solution that pairs via Bluetooth with Android and iOS devices and can provide up to two days of battery life.

LX1 Smart Glasses

The LX1 smart glasses, first introduced in December 2025, are designed for hands-free warehouse and logistics work. Featuring a monocular OLED color HD display and an 8-core processor, the LX1 supports barcode scanning and the presentation of workflow information such as pick lists, inventory data, and shipment details, including in environments where voice-driven operation may be beneficial. With voice interaction, visual guidance, multilingual onboarding, a modular mount, environmental durability features, NFC tap-to-pair, and a full-shift battery, the LX1 is designed for extended operation. The LX1 supports enterprise applications, including remote assistance (“see-what-I-see”) workflows, which may be used for training, quality control, and inspections.

Mobilium® Logistics Mobility Software

In 2022, we acquired Moviynt®, which is an SAP Certified ERP platform software solution provider that supports Smart Glasses and handheld mobile phones and scanners used in logistics, warehousing and manufacturing applications. Moviynt has developed a logistics mobility software platform, Mobilium®, which is designed to reduce or eliminate the need for traditional middleware and is device agnostic. The product consists of a certified SAP gateway module, iOS and Android client and mobile apps that run on a wide range of handhelds and wearables and is designed to operate without additional middleware or intermediate servers to process warehouse and logistics-related transactions such as cycle counts and picks and transfers on the shop floor.

Applications for Smart Glasses

We make available standard applications that are compatible with Vuzix Smart Glasses through device-installed software and the Vuzix App Store. Many of these applications are similar to what is available to the customer with modern smart phones. These standard applications are designed to be easy to use, and we believe help demonstrate novice and expert use cases. We also have an app store on our website where users can download and purchase Smart Glasses applications, including third-party apps. We continue to foster the development of an ecosystem of third-party developers to offer applications and demo trials, many of which will be sold on an industry-standard revenue share model, with the publisher generally receiving the majority of the subscription revenue collected.

Vuzix also resells a variety of other applications, including its internally developed “connector” applications, to enable third party applications like Zoom, Teams and others, which provide remote telepresence capabilities, otherwise known as “see-what-I-see” video collaboration and work instructions, amongst other features. These applications may support remote assistance workflows by sharing information between field technicians and remote support experts. In some cases, these applications are offered free to the user and in other cases we charge monthly or annual subscription fees.

We believe our smart glasses products, waveguide technologies, and software ecosystem support hands-free computing use cases across enterprise, healthcare, defense and security, and select consumer markets.

Engineering Services and ODM/OEM Products

Waveguide Optics and Display Engines

We offer waveguide optics and related coupling optics that can be integrated with compact display engines from third parties to form a see-through display module. Waveguide-based display modules require a compatible display engine designed for the intended optical architecture and performance requirements. Our waveguide optical design reference kits, which include display projectors, waveguides, and supporting electronics, are provided to select ODMs and OEMs to facilitate evaluation, prototyping, and product development.

Our waveguide technology, combined with microdisplay projectors, is designed to support performance requirements for see-through wearable displays, including:

• high-brightness, full-color display capability for a range of lighting conditions;

• compact optics intended to support wearable form factors; and

• image clarity and resolution to support AI/AR applications.

We believe our waveguides, when coupled with appropriate third-party display engine technologies, address key performance parameters for next generation AR products. Our strategy for addressing the broader mass market includes developing partnerships with select consumer electronics and software companies, as well as with their ODMs or OEMs. We believe manufacturing scale and being cost-competitve, together with improvements in display engine efficiency, are important factors for broader adoption of waveguide-based smart glasses. The best ways to capitalize on our waveguides include pairing them with full color microdisplays or projectors capable of high brightness across target use environments.

Engineering Services and Related Products

Vuzix provides engineering services and ODM/OEM component solutions to select partners seeking to integrate waveguide optics and wearable display technologies into their products. We focus on developing long-term ODM/OEM relationships, including supply contracts, rather than traditional "work-for-hire" contracts. We have engaged with potential partners across consumer and enterprise markets regarding the use of our waveguide and display technologies. We can offer our ODM/OEM customers support from prototype development to production, including technical consulting, engineering data, and application support. Our business strategy is to commercialize our waveguide technologies and products to enable select ODMs and OEMs to integrate and embed our technologies and products consistent with their capabilities and timeline for bringing products to market.

Vuzix serves defense and security markets with customized waveguide optics and display engine solutions tailored for mission-critical applications. We have provided prototype products and engineering services to defense contractors and integrators evaluating waveguides and display engines for head-mounted systems. These efforts are typically multi-year development programs. We may experience program transitions from development to production over time; however, the timing and scale of any such transitions can be uncertain and are subject to customer funding, program requirements, and procurement decisions. Because Vuzix is a domestic manufacturer of optics and display engines, we believe Vuzix may be well positioned for certain U.S. defense applications where domestic supply is a procurement consideration.

Technology

Investing in research and development is key to maintaining our technology and product capabilities. We aim to continuously enhance our product offerings through internal development and partnerships with third-party suppliers. Our proprietary technologies, including advanced optics, micro-projection display engines, and specialized software, support our product and ODM/OEM offerings. We also leverage trade secrets and nanoimprinting expertise to develop diffractive waveguide optics.

Major core technologies that we employ in our products include:

●	See-Through Waveguides:

We hold numerous patents and pending applications for passive, dynamic, and diffractive optics-based waveguides, which enable compact AI/AR Smart Glasses. Our goal is to create AI/AR-based displays that resemble everyday sunglasses in comfort, size, and weight.

Recent advancements include our Incognito™ technology, which minimizes forward light leakage, including in lower-light operating conditions. In addition, our waveguides now support integrated prescription vision correction, allowing users to incorporate their vision prescription into certain configurations while maintaining a natural eyewear appearance. Our production process currently supports prescription ranges of +2D to -8D diopters, with plans to expand further.

●	Nanoimprinting:

We continue to refine nanoimprinting techniques to produce ultra-thin waveguides, including waveguides with thicknesses down to approximately 0.35 mm, which may be important for lightweight and eyewear-style Smart Glasses. Our expertise spans tool design, custom grating software, high-index polymers, precision lithography, and automated quality control, supporting high-volume production with optical clarity.

●	Microdisplay Optics:

Optical components are a major cost factor in wearable displays. We have developed thin, lightweight optics that integrate with ultra-compact microdisplays, reducing bulk while maintaining high-resolution AR visuals. These innovations are intended to allow our Smart Glasses to resemble traditional eyewear while delivering immersive digital experiences.

●	Custom Display Engines:

We are advancing microdisplay projection technology, developing high-brightness, full-color display engines optimized for waveguides. We collaborate with multiple industry partners to deliver both monochrome and full color microdisplay solutions, ensuring power efficiency, clarity, and seamless integration into compact Smart Glasses.

Product Development

Continuous innovation and product expansion drive our growth, with product life cycles typically lasting less than five years. Our team of in-house engineers and external consultants focuses on:

●	Waveguide optics and manufacturing;
●	Projection engines and microdisplays, including ODM/OEM reference designs and platforms;
●	Ergonomic designs and utility;
●	Low-power electronics and firmware; and
●	Wearable computing software and UI/UX design.

We plan to increase R&D investments as revenues grow and will continue licensing and acquiring technologies to accelerate development. By combining advanced optics, microdisplay technology, and advanced manufacturing, Vuzix remains at the forefront of AI/AR Smart Glasses innovation.

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

We believe that our intellectual property portfolio, coupled with our supplier relationships and accumulated experience in the near-eye display field, gives us an advantage over potential competitors. We also believe our copyrights, trademarks, and patents are critical to our success and we intend to maintain and protect these. We also rely on proprietary technology, trade secrets, and know-how, including manufacturing processes and procedures, which are not patented. To protect our rights in these areas, we require all employees and, where appropriate, contractors, consultants, advisors and collaborators to enter into confidentiality, invention assignment, and non-competition agreements with us.

Our technologies enable us to provide lower cost, small form factor, high resolution wearable display products. To protect our technologies, we have developed a patent portfolio which currently consists of 306 issued U.S. and foreign patents and 202 pending U.S. and foreign patent applications. We are also currently evaluating several invention disclosures for the purposes of submitting design and utility patent applications. Our U.S. and foreign patents expire on various dates with the capacity to remain enforceable through at least March of 2050. In addition to our various patents, we have 10 registered U.S. trademarks and 85 trademark registrations worldwide.

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

Competition – Binocular Wearable Display and VR Products

Vuzix AR Smart Glasses competitors include binocular wearable displays and virtual reality systems, using microdisplays or smaller flat panels. Examples of such companies include or have included Carl Zeiss, Seiko Epson (Epson), Sony Corporation, Microsoft Corporation, Apple, Avegant Corp., Meta (formerly Oculus/Facebook), HTC Corporation, Razer Inc., HP, Lenovo, Snap, Xreal, TCL, Huawei and many others. Some of these firms have discontinued their efforts while others continue to introduce new products focused on either video viewers or VR goggles. Despite their size, VR headsets from companies like Meta and Sony have been selling in the millions of units, primarily for game applications. VR systems are either standalone devices or require a wire to be connected to a PC or game console to operate.

Competition – AR Glasses

In the AR or mixed reality (XR) markets, there are currently fewer competitors with much of this market aimed at the high-end user and research markets. Companies with products in this area include or have included Microsoft Corporation, Sony Corporation, Epson, Lenovo, Magic Leap, Snap, Meta, Xreal, TCL, Rokid, and Apple. Today, many of these products have relatively bulky goggle style HMDs and are typically tethered to an external controller. Many of these goggles are using external view cameras to simulate an AR environment where the wearer can see the outside world and most are not currently using see-through waveguide optics.

Competition – Monocular Smart Glasses

The monocular smart glasses segment primarily serves enterprise, industrial, defense and security applications. Competitors include or have included Google (formerly Google Glass), RealWear, Lumus, Kopin, Optinvent, Brother, Garmin, BAE Systems, and Rockwell Collins. We believe that the market opportunity for these products has been limited primarily to pilot program tests and smaller rollouts in enterprise markets rather than broad commercial volume purchases. Although we believe sales of these devices have seen limited large-scale adoption beyond pilot programs, demand is increasing in industries such as healthcare, logistics, security, and field services. Vuzix offers superior form factors, optics, and AI integrations, positioning its products as compelling alternatives.

Several Japanese electronics companies including Hitachi, Murata Manufacturing Co., Sony Corporation, WESTUNITIS, and Olympus announced monocular smart glasses systems for the enterprise market and many have exited the business over the last three years. There are also several China-based companies that have been showing monocular smart glasses products, including Lenovo, but their sales activities thus far have been somewhat limited and focused primarily on Asia. We expect to encounter competition in the future from major consumer electronics companies and suppliers of imaging and information products for defense applications.

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

Competition – Waveguides and Display Engines

The waveguide and display engine market is growing and evolving rapidly as more companies develop AI/AR-enabled smart glasses. Vuzix competes or has competed with such companies as Lumus, Snap’s WaveOptics, Digilens, AAC Technologies’ Dispelix, and multiple emerging Chinese manufacturers such as Goertek, Goolton, Crystal Optech, Optiark, and Xiaomi.

We believe our waveguides provide several competitive advantages including: (i) cost-effective, scalable volume manufacturing; (ii) higher brightness and display clarity with minimal forward light glow (Incognito technology); (iii) thinner, lighter optics with wider field-of-view (FOV); (iv) better light efficiency and durability; and (v) our ability to quickly develop customizable designs for ODM and OEM customers.

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

We also sell our products internationally, mainly in Japan and Europe. In Japan, we have a branch sales and service office and a small warehouse. We had maintained through most of 2024, small European sales offices in Oxford, England and Munich, Germany, but have since closed these locations and instead use remote full-time sales consultants or employees within Europe. For warehousing, we have contracted with a third-party fulfillment center based in the Netherlands to service our customers in EMEA. We also currently serve other APAC customers through our North American (West Coast) and Tokyo sales offices.

For customer support for the Americas and EMEA, we have contracted with a third-party end-user technical support firm that provides customer and technical support 16 hours a day.

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

Manufacturing

We manufacture our products using a combination of in-house production and third-party contract manufacturing services. We procure components from suppliers, use contract manufacturers for electronic circuit board and cable assemblies, and perform final product assembly at our West Henrietta, New York facility. This facility enables efficient, cost-effective production, with the capability to manufacture thousands of units annually. We are experienced in the successful production of our products in moderate volumes. We believe that maintaining production in-house at our current volume levels provides better cost control, quality assurance, and operational flexibility compared to outsourcing to third parties.

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

In April 2025, Vuzix acquired an advanced waveguide R&D facility in Milpitas, California. The facility, previously operated by a global technology leader known for its extensive work in software, AI, and augmented reality, now serves as a key waveguide tools development and innovation hub for Vuzix and its ODM/OEM customers’ next-generation AI-driven smart glasses. The facility, which features state-of-the-art equipment, includes an advanced ion milling machine, which offers superior precision, advanced tool development capabilities, and batch-processing, enables Vuzix to further innovate and scale its waveguide development capabilities, a critical component for next-generation AI/AR smart glasses.

We evaluate contract manufacturers and component suppliers on an ongoing basis, including whether or not to utilize new or alternative contract manufacturers or component suppliers and will be working with our investor and partner Quanta Computer to potentially provide such services, among others. The new LX1 is our first smart glasses product to be made by them for us.

We currently source microdisplays from Sony Corporation, Jade Bird Display, and Texas Instruments and regularly and actively evaluate new suppliers of compact display engines to enhance AI/AR Smart Glasses performance. Our relationship with these microdisplay suppliers is generally on a purchase order basis and none have a contractual obligation to provide adequate supply or acceptable pricing to us on a long-term basis, nor do we have any contractual obligation to purchase microdisplays from them. We generally procure our other non-microdisplay components and products from our vendors on a purchase order basis without any long-term commitments. Many of the raw components used in our products are standard for the consumer electronics and computer industry. We provide forecasts that can allow our contract manufacturers to stock component parts and other materials and plan capacity. Our contract manufacturers procure raw materials in volumes consistent with our forecasts, manufacture and/or assemble the products and perform tests according to our specifications. In some cases, we procure specific components and either sell them or consign them to our contract manufacturers.

While we do not manufacture our raw components, other than waveguides, we do own the tooling that is used to make our custom components. Most of such tooling is located in China. Some of our accessory products are sourced from third parties as finished goods. We typically have them print our Vuzix brand name on these products if they are co-branded. Such third-party products represented less than 3% of our sales in the last three fiscal years.

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

Human Capital

As of December 31, 2025, the Company had 88 full-time employees and contractors globally.The Company is committed to attracting, developing, and retaining talent to enable our strategic vision. This commitment directly shapes our approach to fostering a culture of inclusion and ensuring employees can reach their potential. We believe that our strong Company culture is a key enabler of our success. The values of accountability, integrity, teamwork, agility, and innovation are central to our culture and how we operate and work together. We take proactive steps to ensure that this culture continues to permeate throughout our organization. We consider our relations with our employees to be very good. In addition, we believe our compensation structure aligns with our stockholders’ long-term interests and reflects the Company’s commitment to pay for performance.

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

History - Corporate

We were incorporated in Delaware in 1997 as VR Acquisition Corp. In 1997, we acquired substantially all the assets of Forte Technologies, Inc. (Forte), which was engaged in the manufacture and sale of Virtual Reality headsets and the development of related technologies. Forte was originally owned and controlled by Kopin Corporation, one of our prior microdisplay suppliers. Most of the technologies developed by Forte are now owned and used by us.

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

Summary of Risk Factors:

●	We have incurred net losses since our inception and may continue to incur losses.
●	We operate in a highly competitive and complex market and the size, resources and brand name of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue.
●	We depend on advances in technology by other companies and if those advances do not materialize or are not accessible to us, some of our anticipated new products could be delayed or cancelled.
●	Our products could infringe on the intellectual property rights of others.
●	If we lose our rights under our third-party technology licenses, our operations could be adversely affected.

General Business and Industry Risks

We have incurred net losses since our inception and may continue to incur losses.

We reported a net loss of $32,273,128 for the year ended December 31, 2025; $73,538,157 for the year ended December 31, 2024, and $50,149,077 for the year ended December 31, 2023. We have an accumulated deficit of $399,858,410 as of December 31, 2025.

We may not achieve or maintain profitability in the future. We will need to increase sales in order to achieve and maintain profitability. In addition, we expect that our expenses relating to product development and research, sales and marketing, as well as our general and administrative costs, may increase as our business grows. If we do not achieve and maintain profitability, our financial condition will be materially and adversely affected, and we would be required to raise additional capital. We may not be able to raise any necessary capital on commercially reasonable terms or at all. If we fail to achieve or maintain profitability, the market price of our common stock may decline.

We operate in a highly competitive and complex market and believe our future success depends in part on our ability to effectively manage the growth and increased complexity of our business.

The following factors could present difficulties for us:

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

The size, resources and brand name of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue.

The market for head-worn display devices, including AR and AI Smart Glasses, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. To date, the market for smart glasses is in its early stages, with no single company achieving a dominant or leading position. We compete against established, well-known diversified consumer electronics manufacturers including Samsung Electronics Co., Sony Corporation, Meta, LG Electronics (LGE), HTC, TCL, and Lenovo, and many of our current competitors have substantial market share, longer operating histories, larger intellectual property portfolios, diversified product lines, ability to bundle competitive offerings including software products and cloud services with their products, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do.

Moreover, smartphones, tablets, and new wearable devices with ever-expanding video display screens, including foldable and expandable screens, and ever-increasing computing power have significantly improved the mobile personal computing experience. In the future, large consumer electronics manufacturers of those devices, such as Apple, Samsung, LGE, Lenovo, Alphabet/Google, Snap, Garmin, Meta/Facebook, Microsoft and others may design or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Further, our current and prospective competitors may consolidate with each other or acquire companies that will allow them to develop products that better compete with our products, which would intensify the competition that we face and may also disrupt or lead to termination of our distribution, technology, software, and/or content partnerships. Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to increase the sales of our products, any one of which could substantially harm our business and results of operations.

Our lack of long-term purchase orders or binding commitments from customers could result in significant volatility and a rapid decline in our sales and operating results.

We generally do not receive long-term purchase orders or other binding commitments from customers for our Vuzix branded products. Instead, customers typically issue purchase orders at their discretion, often shortly before the requested shipment date. These purchase orders may be canceled, reduced, or delayed by customers, in many cases without penalty and on relatively short notice. In addition, our customers may decide to discontinue purchasing our products at any time and for any reason.

Because we cannot rely on long-term purchase orders or contractual commitments, we have limited visibility into future demand and are not protected from sudden declines in customer orders. As a result, our sales volume may decline rapidly with little or no warning if customers reduce, delay, or cancel orders or choose not to continue purchasing our products.

We plan our production schedules, inventory levels, and resource allocation based primarily on internal forecasts of customer demand. These forecasts are inherently uncertain and subject to significant fluctuation. Inaccurate demand forecasts may result in excess or insufficient inventory, inefficient use of capital, and operational challenges. Furthermore, our operating expenses and investments in capital equipment and new product development are based in part on expectations of future sales. If actual demand does not align with these expectations, we may be unable to reduce costs or adjust our operations in a timely manner, which could adversely affect our gross margins, operating results, and financial condition.

We depend on advances in certain technology by other companies and if those advances do not materialize, some of our anticipated new products could be delayed or cancelled.

We rely on and will continue to rely on technologies (including microdisplays, mobile computing electronics and operating systems) that are developed and produced by other companies. The commercial success of certain of our planned future products will depend in part on advances in these and other technologies by other companies. We may, from time to time, contract with and support companies developing key technologies in order to accelerate the development of them for our specific uses. Such activities might not result in useful technologies or components for us.

If microdisplay-based personal displays or near-eye displays do not gain greater acceptance in the market for head worn or mobile displays, our business strategy may fail.

The mobile display market is dominated by displays larger than one inch, most of which are currently based on direct view liquid crystal display (LCD) and organic light emitting display (OLED) technology. A number of large established global companies have made and continue to make substantial investments in, and are conducting research to improve characteristics of, handheld direct view LCDs and OLED displays. Advances in direct view LCD and OLED technology, microLED or other technologies, including foldable and stretchable displays may overcome their current market limitations and permit them to remain or become more attractive technologies for most personal viewing applications, which, along with general public acceptability of wearing smart glasses, could limit the potential market for our near-eye display and wearable computing technology and cause our business strategy to fail.

There are a number of competing providers of microdisplay-based personal display technology, including smart glasses, and we may fail to capture a substantial portion of the personal wearable display market.

In addition to competing with direct view displays, we also compete with microdisplay-based personal and wearable display technologies that have been developed by many other companies. Numerous other companies have announced their intentions to offer smart glasses and AI/AR products. Most of our competitors have greater financial, marketing, distribution and technical resources than we do. Moreover, our competitors may succeed in developing new microdisplay-based personal display technologies, optics, and near-eye display products that are more affordable or have more desirable features than our technology. If our products are unable to capture a reasonable portion of the smart wearable display market, our business strategy may fail.

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

Our products rely on access to third party platforms and software, including mobile operating systems, and AI and voice assistant ecosystems, some of which are controlled by competitors. These platform owners may limit, delay, deny, or condition our access, retain competitive advantages in integration and performance, or introduce competing products that function more effectively on their platforms. Our ability to launch products, maintain compatibility, and establish or sustain platform relationships may be adversely affected by changes to platform technologies, policies, or terms, including the imposition of licensing or royalty fees. Any loss of access, unfavorable changes, or delays in third party platforms or technologies could result in increased costs, reduced margins, excess inventory, customer support issues, or otherwise materially harm our business, financial condition, and operating results.

Our use of open-source software could negatively affect our ability to sell our products and could subject us to possible litigation.

We incorporate open-source software into our products, which is subject to licenses that may impose obligations, including requirements to disclose source code or to license derivative works under specified terms. In addition, software we license from third parties may contain open-source components that could trigger similar obligations with respect to our proprietary software. If we fail to comply with applicable open-source license requirements, we could be subject to claims of infringement or breach of license, which could result in significant legal expenses, damages, injunctive relief limiting our ability to distribute affected products, or requirements to make our proprietary software publicly available. Any of these outcomes could adversely affect our business, financial condition, and results of operations.

Our operating results may be adversely impacted by worldwide political, economic, public health uncertainties, wars and specific conditions in the markets we address.

Any worsening of global economic, financial, political, social, or public health conditions, including global pandemics, such as COVID-19, could materially adversely affect (i) demand for our current and future products; (ii) our ability to raise, or the terms of, needed capital; and (iii) the supply of components for our products. We cannot predict the timing, strength, or duration of any future economic slowdown or subsequent economic recovery, or such impact on the wearable display industry.

Due to our significant level of international operations, including the use of foreign suppliers and contract manufacturers, we are subject to international operational, financial, legal, political and public health risks which could harm our operating results.

We source components from third party suppliers, utilize contract manufacturers for certain assemblies, and conduct specific manufacturing activities in West Henrietta, New York. In the future, final assembly of certain products may be performed outside the United States, including at facilities operated by our new strategic partner, Quanta Computer. A substantial portion of our operations, suppliers, and customers are located outside the United States, exposing us to risks related to compliance with foreign laws and regulations, trade and tax uncertainties, economic instability, public health events, currency fluctuations, and extended accounts receivable collection cycles. Any of these risks could disrupt our operations, adversely affect our financial condition, and limit our ability to grow internationally.

Cybersecurity incidents or failures of our information technology systems, or those of third parties, could adversely affect our business, results of operations, and financial condition.

We are subject to ongoing cybersecurity risks, including threats to our information technology (“IT”) infrastructure, products, and data, as well as to the systems of customers, suppliers, subcontractors, and other third parties with whom we conduct business. We rely extensively on electronic systems to operate our business, manage data, and transact with customers, vendors, and subsidiaries. These systems contain sensitive and proprietary information, including personal data, regulated information, intellectual property, trade secrets, and financial information.

Cybersecurity threats are increasingly frequent, sophisticated, and evolving, and include attempts to gain unauthorized access to systems or data, disrupt operations, introduce malicious code, or otherwise compromise the confidentiality, integrity, or availability of information. These threats may originate from a variety of sources, including cybercriminals, nation state actors, hacktivists, insiders, and other third parties, and may be exacerbated by geopolitical developments, the continued use of legacy systems, the discovery of previously unknown vulnerabilities, and the increasing use of artificial intelligence by threat actors.

We may experience disruptions to our own IT systems or those of third parties due to cyberattacks, system failures, or other security incidents, whether on premises or in cloud-based environments. In some cases, we rely on the cybersecurity safeguards of third parties, over whom we have limited visibility or control, and failure of those safeguards could result in operational disruptions, loss of data, or the compromise of sensitive information.

Cybersecurity related laws and regulations are complex and continue to evolve, which may increase compliance costs, require additional investments, subject us to enhanced regulatory scrutiny, or result in enforcement actions or disclosure obligations. Notwithstanding measures we have implemented, no system is completely secure, and vulnerabilities may not be identified or mitigated in a timely manner.

A successful cybersecurity incident or prolonged system disruption could result in operational interruptions, production delays, loss, theft, or misuse of sensitive information or intellectual property, financial losses, regulatory penalties, litigation, reputational harm, or loss of customers. Any such event could have a material adverse effect on our business, results of operations, financial condition, or liquidity. The impact of any future cybersecurity incident cannot be predicted with certainty.

We may lose the services of key management personnel and may not be able to attract and retain other necessary personnel.

Changes in our management could have an adverse effect on our business and, in particular, while our staff is relatively small with 88 employees and full-time contractors globally, we are dependent upon the active participation of several key management personnel, including Paul Travers, our President and Chief Executive Officer. Mr. Travers, the Company’s founder, is critical to the strategic direction and overall management of our Company as well as our research and development process. The loss of Mr. Travers could adversely affect our business, financial condition, and operating results. We do not carry key person life insurance on any of our senior management or other key personnel. Our Executive Vice President and Chief Financial Officer, Grant Russell, a Canadian citizen, currently has his principal residence in Vancouver, Canada and a second residence in West Henrietta, New York. If he becomes unable to travel to and work in the United States, his ability to perform some of his duties could be materially adversely affected.

Our future success depends on our ability to attract and retain highly skilled technical and managerial personnel. Competition for such talent is intense, and our ability to recruit and retain employees and contractors depends in part on offering competitive compensation and benefits. We compete with companies that have significantly greater financial and other resources and may be more attractive to prospective personnel. As a result, we may be required to increase compensation, incentive awards, equity-based compensation, and other benefits, which could increase our operating expenses and adversely affect our results of operations. If we are unable to attract, retain, and motivate qualified personnel, our business, financial condition, and results of operations could be materially adversely affected.

Operational Risks

The design, tooling and manufacture of waveguides encompasses several complex processes, and several steps of our production processes are dependent upon certain critical machines and tools which could result in delivery interruptions, which could adversely affect our operating results.

Our product technology and manufacturing processes are evolving, which can result in production challenges and difficulties. We may be unable to produce our products in sufficient quantity and quality to maintain existing customers and attract new customers. In addition, we may experience manufacturing problems which could result in delays in delivering orders or product introductions. We currently do not have full equipment redundancy in our manufacturing facility or tooling. If we experience any significant disruption in the operation of our manufacturing facility or a serious failure of a critical piece of equipment or tooling, we may be unable to supply products to our customers in a timely manner. Interruptions in our manufacturing could be caused by equipment problems, the introduction of new equipment into the manufacturing process or delays in the delivery of new manufacturing equipment. Lead-time for delivery, installation, testing, repair and maintenance of manufacturing equipment can be extensive. We have experienced production interruptions in the past and no assurance can be given that we will not lose potential sales or be able to meet production orders due to future production interruptions in our manufacturing lines.

Our waveguide and display engine products sales to third parties are subject to lengthy OEM development periods.

We intend to sell certain of our waveguides, and in some cases related display engines with microdisplays, as components to ODMs/OEMs for incorporation into their products. To date, these sales have not been a material contributor to our revenues, and there can be no assurance they will become so in the future. ODMs and OEMs determine whether and when to incorporate our products during their development cycles, which can be lengthy and unpredictable. The period between initial product sampling, customization to meet specific customer requirements, qualification, and ultimate incorporation into an ODM or OEM product may extend from six months to two years or longer. If our products fail to meet customer cost, performance, reliability, or technical requirements, or if unanticipated technical challenges arise during integration, customers may delay, limit, or abandon adoption of our products. Prolonged development cycles, delays in customer qualification, or failure to achieve design wins could materially and adversely affect our operating results, financial condition, and prospects.

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

Our reliance on third party suppliers, including sole source suppliers, for critical components and manufacturing exposes us to supply disruptions, cost increases, long lead times, and component obsolescence, any of which could materially and adversely affect our business, financial condition, and results of operations.

We do not manufacture the integrated circuit chip sets, microprocessors, wireless chips, optics, microdisplays, backlights, some projection engines, printed circuit boards, or other electronic components used in our products. Instead, we depend on third party suppliers and independent contractors, including contract manufacturers, to source, manufacture, and assemble all or portions of our products. Many of these components are customized or custom made for us, and certain key components are sourced from a limited number of suppliers or from a single supplier, some of which may have limited financial resources or could potentially become competitors. Our supplier relationships are generally governed by purchase orders rather than long-term supply agreements, and these suppliers have no contractual obligation to provide components in sufficient quantities or at acceptable prices on a long term basis.

Our ability to meet customer demand depends on the timely and adequate delivery of these components. We are subject to risks of supply shortages, long lead times, changes or discontinuation of components, and end of life obsolescence due to technological changes, which may require product redesigns, increased costs, or the forced obsolescence of related inventory. In addition, lengthy component lead times limit our ability to rapidly adjust production quantities or delivery schedules. We have experienced component end of life issues in the past and expect to encounter additional shortages and supply constraints in the future, making component availability unpredictable.

If any of our suppliers or contractors are unable or unwilling to supply required components, experience production disruptions, discontinue their relationship with us, or are affected by events such as government mandated shutdowns related to health epidemics, we may be unable to manufacture and sell our products until suitable replacement suppliers are identified. We may be unable to secure replacement suppliers on reasonable terms or in a timely manner, if at all. While alternative display technologies and suppliers may be available, incorporating such alternatives could require new tooling and electronics, increase production costs, reduce performance, and make our products less competitive or less desirable. Any interruption or disruption in our supply chain could result in delayed product deliveries, increased costs, reduced sales, or an inability to meet customer demand, which could materially and adversely affect our business, financial condition, and results of operations.

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

The trading price of our common stock has been subject to wide fluctuations in response to quarter-to-quarter variations in results of operations, announcements of technological innovations or new products introduced by us or our competitors, general conditions in the wearable, wireless communications, software applications (including AI), consumer electronics, semiconductor and display markets, changes in our operating results estimates by financial analysts or other events or factors. In addition, the public stock markets have recently experienced high price and trading volatility. The risks relating to inflation, interest rates and the imposition of tariffs could have a material impact on our revenues and costs. These matters can significantly affect the market prices and price volatility of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

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

Additional stock offerings in the future may dilute the existing stockholders’ percentage ownership of our Company.

Given our capital plans, needs and expectations, we may issue additional shares of common stock, preferred stock or securities convertible or exercisable for shares of common stock, including convertible preferred stock, convertible notes, warrants, and equity incentive awards. The issuance of additional securities in the future will dilute the percentage ownership of the then existing stockholders.

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

Legal and Regulatory Risks

Our business and products are subject to extensive government regulation, and failure to comply with applicable laws and regulations, or changes in such laws and regulations, could adversely affect our business, financial condition, and results of operations.

Our current operations and our expansion into new markets and product categories subject us to a wide array of domestic and international laws, regulations, standards, and other requirements governing, among other things, electrical safety, wireless emissions, health and safety, e-commerce, cybersecurity, consumer protection, and export and import controls. Compliance with these requirements is often complex, costly, and time consuming, and such requirements may differ significantly across jurisdictions, including between countries, increasing the difficulty and expense of compliance.

Our products may require regulatory approvals, certifications, or satisfaction of other regulatory conditions in the jurisdictions in which they are manufactured, sold, or both. These requirements can create procurement, manufacturing, and design challenges and may require us to incur additional costs to identify and qualify suppliers and manufacturers capable of producing compliant materials, components, and products. If we fail to comply with applicable laws, regulations, or standards, we may be subject to fines, penalties, product recalls, reputational harm, restrictions on sales, or, in severe cases, suspension or cessation of operations in certain jurisdictions. Any such outcomes could have a material adverse effect on our business, financial condition, and results of operations.

Changes in existing laws or regulations, or the adoption of new laws or regulations, could require us to significantly alter our manufacturing processes, product designs, or supply chain, or could substantially increase our costs of doing business. If regulatory changes materially increase our manufacturing costs or require significant product redesigns, our margins, competitiveness, and operating results could be adversely affected.

Our products must comply with regulations governing electromagnetic radiation, including those administered by the U.S. Federal Communications Commission (FCC), in order to be sold in the United States, as well as comparable requirements of regulatory authorities in the European Union, Japan, China, and other jurisdictions. Our AI/AR smart glasses products include wireless radios and receivers, which are subject to additional testing and certification requirements. Any failure to obtain or maintain required approvals could delay product launches, restrict sales, or require costly modifications.

Our business is subject to environmental, hazardous substance, and product recycling regulations, which could increase our costs, disrupt our operations, and adversely affect our business and financial condition.

We are subject to environmental laws and regulations related to the use of toxic, volatile, or otherwise hazardous substances in third party components incorporated into our products, including the Restriction of Certain Hazardous Substances (RoHS) Directive and the EU Waste Electrical and Electronic Equipment (WEEE) Directive, as well as similar laws and regulations in China, Japan, and other jurisdictions. These regulations restrict or regulate the use of certain substances, including lead, and impose obligations related to product recycling, collection, and treatment. Similar laws may be enacted or expanded in additional jurisdictions, including the United States, subjecting us to further compliance obligations.

Although we maintain policies and procedures intended to promote compliance with applicable environmental and product related laws and regulations by our employees, contractors, manufacturers, and suppliers, we cannot guarantee that such parties will comply with all applicable requirements. Non-compliance by our suppliers or contract manufacturers could require us to re-engineer products, substitute components, or disrupt manufacturing or logistics, which could result in additional costs, delays, or supply interruptions.

The WEEE Directive and similar regulations require producers of electronic goods to bear responsibility for the collection, recycling, and treatment of covered products. Changes in interpretation or enforcement of these requirements could increase our compliance costs or impose additional obligations. Failure to comply with these or similar laws, whether past, present, or future, could result in reduced product sales, inventory write-offs, reputational damage, fines, penalties, or other sanctions, any of which could materially harm our business and financial condition.

While our historical expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, we expect that ongoing and future environmental laws and regulations will continue to affect our products and operations and may result in additional costs, increased penalties for non-compliance, or requirements to modify product content or manufacturing processes. Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain materials used in the manufacturing of our products.

As a public company, we are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to determine, disclose and report whether or not our products contain conflict minerals. These requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in, or necessary for the production of, our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. We also may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials, as well as our contract manufacturers breaching their local labor laws.

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

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Control, and exports of our products must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers despite such precautions. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

Changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs and the resulting consequences, may have adverse impacts on our business, results of operations and financial condition.

The current U.S. government administration is currently altering its approach to international trade policy, including through the potential termination of certain existing bilateral or multilateral trade agreements and treaties and the imposition of tariffs on a wide range of products and other goods from China, Canada, Mexico, and other countries in Europe and Asia. Given our manufacturing in some of those countries, and our lack of manufacturing elsewhere, policy changes in the United States or other countries, such as the tariffs already proposed, implemented and threatened, present particular risks for us. There are also risks associated with retaliatory tariffs and resulting trade wars. We cannot predict future trade policy, the terms of any renegotiated trade agreements or treaties, or tariffs and their impact on our business. To the extent that trade tariffs and other restrictions imposed by the United States or other countries increase the price of, or limit the amount of, our products or components or materials used in our products imported into the United States or other countries, or create adverse tax consequences, the sales, cost or gross margin of our products may be adversely affected and the demand from our customers for products and services may be diminished.

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

Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of the date of this filing, we have 306 issued U.S. and foreign patents and 202 pending U.S. and foreign patent applications. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies, processes or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty.

We rely in part on unpatented proprietary technology, and others may independently develop the same or similar technology or otherwise obtain access to our unpatented technology. We require employees, contractors, consultants, advisors, suppliers and strategic partners to enter into confidentiality and intellectual property assignment agreements (as appropriate), but these agreements may not provide sufficient protection for our trade secrets, know-how or other proprietary information.

Item 1B.     Unresolved Staff Comments

None.

Item 1C.      Cybersecurity

We maintain a cybersecurity risk management program designed to identify, assess, and manage risks from cybersecurity threats to our information technology systems, products, services, and supply chain. As a company that sells products and performs engineering services for defense applications, we recognize that our business may be subject to cybersecurity threats from a variety of threat actors, including those seeking unauthorized access to confidential, proprietary, classified, employee, customer, or third-party information, or attempting to disrupt our systems or the systems of our customers, suppliers, subcontractors, and other-third parties. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting the security, confidentiality, integrity and/or availability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into third-party products, facilities, or infrastructure.

Our cybersecurity risk management program is integrated into our enterprise risk management processes and is designed to address risks associated with both our internal systems and our products and services, including risks that may arise after product delivery or when our products are incorporated into third-party systems or infrastructure.

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

Our enterprise cybersecurity program has been designed to align, as much as reasonably possible, with the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) standards, among others. The program includes processes and controls for the deployment of new IT systems by the Company and controls over new and existing system operations. We, or third parties we contract with, monitor and conduct regular testing of these controls and systems, including vulnerability management through active discovery and testing to regularly assess patching and configuration status. In addition, we require our employees to complete annual cybersecurity training, and we regularly conduct simulated phishing and cyber-related communications.

To supplement our internal capabilities, we engage third-party service providers to support aspects of our cybersecurity program, including monitoring, testing, and incident response activities. Our primary external cybersecurity service provider is based in the United States and operates a 24x7x365 security operations center.

We periodically assess and evaluate the effectiveness of our cybersecurity controls, policies, and processes, including compliance with applicable regulatory requirements and identification of potential risk areas and improvement opportunities. Findings from these assessments are used to inform enhancements to our cybersecurity program.

Incident Response

 Our cybersecurity program includes processes for monitoring, detecting, and responding to cybersecurity incidents. Potential incidents are evaluated and assigned severity levels, and an incident response team is engaged based on the nature and severity of the incident. Our incident response processes are designed to manage and mitigate cybersecurity risks and to support continuity of essential business operations in the event of a cybersecurity incident.

Cybersecurity incidents are reported internally to senior management and, when appropriate based on severity and incident type, to the Board of Directors. Incidents are also evaluated for potential external reporting obligations.

Third-Party Service Providers.

We engage third party service providers to expand the capabilities and capacity of our cybersecurity program, including for design, monitoring and testing of the program’s risk prevention and protection measures, and process execution including incident detection, investigation, analysis and response, eradication, and recovery. Our main external service provider is US-based and utilizes  a 24x7x365 Service Operation Center (SOC).

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

Board Oversight and Management’s Role

 Our Board of Directors has primary oversight responsibility for cybersecurity risks as part of its oversight of enterprise risk management. The Audit Committee considers cybersecurity risks in connection with its financial and compliance risk oversight responsibilities.

Management is responsible for the day-to-day oversight and operation of the Company’s cybersecurity program. The CFO periodically reports to the Board of Directors regarding the status of the cybersecurity program and provides the Board with the results of periodic third-party assessments of the program. Cybersecurity risks are also included in the Company’s annual enterprise risk assessment presented to the Board of Directors.

For more information on risks related to cybersecurity, see Item IA. "Risk Factors” of this Form 10-K.

Item 2.     Properties

We lease approximately 39,000 square feet as our main facility at 25 Hendrix Road, West Henrietta, New York, 14586 (a suburb of Rochester). This facility houses our headquarters office, R&D and manufacturing space under an operating lease for the facility that we began occupying in October 2015. In October 2022, we leased an additional 12,000 square feet for our new waveguide manufacturing facility at 30 Becker Road, also in West Henrietta, New York. The total base rent contractual payment obligations under these operating leases are currently $675,000 per year. The lease at 25 Hendrix Road has an original five-year term with an option by the Company to renew for two additional three-year terms at pre-agreed lease rates. On September 23, 2025, the Company executed lease renewal agreements for both its current properties located in West Henrietta, New York extending the current lease terms to November 30, 2027. We believe that our West Henrietta facilities are in good operating condition and currently adequately serve our needs and expect to negotiate new lease renewals by November 30, 2027.

In April 2025, Vuzix leased a facility located in Milpitas, California upon the purchase of advanced waveguide R&D equipment operating in that space. The lease for this space is on a month-to-month basis at a cost of $35,000 per month.

In Okayama and Kyoto, Japan, we rent office space of 1,000 square feet and 100 square feet, respectively, at a cost of approximately $38,000 per year. These leases are on a month-to-month basis.

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

The Company is not currently party to, nor is its property subject to, any material legal proceedings.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “VUZI.”

Holders of Record

As of March 12, 2026, there were 50 holders of record of our common stock. A substantially greater number of holders of the Company’s common stock are in “street name” or beneficial holders whose shares are held by banks, brokers and other financial institutions.

Issuer Purchases of Equity Securities

We did not purchase equity securities that are registered under Section 12 of the Exchange Act during the three months ended December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities - none

Purchase of Equity Securities - none

Equity Compensation Plan Information

The following table provides information about our equity compensation plan as of December 31, 2025.

	Number of	Weighted
	Securities to	Average
	be Issued	Exercise Price	Number of
	Upon Exercise	of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future Issuance
Plan Category	Rights	Rights	(1)
Equity compensation plans approved by security holders	6,078,999	$3.37	2,795,108
Equity compensation plans not approved by security holders	—	—	—
Total	6,078,999	$3.37	2,795,108
(1)	The amount appearing under “Number of securities remaining available for future issuance” includes shares available under the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The Company’s 2023 Plan was approved by the stockholders of the Company on June 15, 2023. The Company no longer issues any options under its prior 2014 Plan. The 2023 Plan no longer contains an “evergreen provision”.

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

Overview

We are engaged in the design, manufacture, marketing and sale of augmented reality wearable display devices also referred to as head mounted displays (or HMDs, but also known as near-eye displays), in the form of Smart Glasses, AI powered Smart Glasses, Waveguides, and Augmented Reality (AR) technologies. Our wearable display devices are worn like eyeglasses or attach to a head worn mount. These devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate microdisplay technology with our advanced optics to produce compact high-resolution display engines, less than half an inch diagonally, which when viewed through our Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor or a large-screen television.

With respect to our Smart Glasses and AI/AR products, we are focused on the enterprise, defense, medical, security, and select consumer applications. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes and display resolutions along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AI/AR and Smart Glasses products, waveguide optics, microLEDs and display engine technology.

Critical Accounting Policies and Significant Developments and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements and related notes appearing elsewhere in this annual report. The preparation of these statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements, including the statement of operations, balance sheet, cash flow and related notes. We continually evaluate our estimates used in the preparation of our consolidated financial statements, including those related to valuation of inventories, going concern, variable interest entities, investments in equity securities, carrying value of long-lived assets, goodwill and other intangible assets, software development costs, revenue recognition, product warranty, valuation of stock-based compensation, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not apparent from other sources. Since we cannot determine future events and their impact with certainty, the actual results may differ from our estimates. Such differences could be material to the consolidated financial statements.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this annual report on Form 10-K. The critical accounting policies, judgments and estimates that we believe have the most significant effect on our financial statements are:

●	Valuation of inventories;
●	Going concern;
●	Evaluation of Liabilities to Equity and Derivatives
●	Variable interest entities;
●	Investments in equity securities;
●	Carrying value of long-lived assets, goodwill and other intangible assets;
●	Software development costs;

●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Valuation of Inventories

Inventory is stated at the lower of cost or net realizable value, with cost determined on a weighted average first-in, first-out method. Inventory includes purchased parts and components, work-in-process and finished goods. Provisions for excess, obsolete or slow-moving inventory are recorded after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product life cycles and estimated inventory levels. Purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product life cycles, product support and foreign regulations governing hazardous materials are factors that contribute to inventory valuation risks. Exposure to inventory valuation risks is managed by maintaining safety stocks, minimum purchase lots, managing product and end-of-life issues brought on by aging components or new product introductions, and by utilizing certain inventory minimization strategies such as vendor-managed inventories. The accounting estimate related to the valuation of inventories is considered a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors, ranging from purchasing to sales, production, and after-sale support. If actual demand, market conditions or product life cycles differ from estimates, inventory adjustments to net realizable values could result in a reduction to the carrying value of inventory, an increase in inventory write-offs and a decrease to gross margins.

The increase to our obsolescence provision for finished goods and components totaled $503,400, $4,167,917, and $4,358,062 for the years ended December 31, 2025, 2024, and 2023, respectively. These additional obsolescence provisions are included in Cost of Sales in the Consolidated Statements of Operations.

Going Concern

For all annual and interim periods, management assesses our going concern uncertainty in our consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions. These assumptions include, among other factors, the expected timing and nature of our programs and projected cash expenditures, our ability to delay or curtail these expenditures or programs and our ability to raise additional capital, if necessary, to the extent management has the proper authority to execute them and considers it probable that those implementations can be achieved within the look-forward period.

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern, management is required to evaluate whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The going concern assumption underlies all U.S. GAAP financial reporting and presumes that the Company will continue normal business operations into the foreseeable future, unless such conditions or events raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of our assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should we be unable to continue as a going concern. The Company incurred net losses for the year ended December 31, 2025 of $32,273,128; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $18,789,272 for the year ended December 31, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of December 31, 2025, the Company had an accumulated deficit of $399,858,410.

The ongoing losses and accumulated deficit initially raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to alleviate the conditions that raise substantial doubt include operational improvements being implemented and the curtailment of certain development programs, both of which the Company expects will preserve cash.

Evaluation of Liabilities, Equity and Derivatives

The Company evaluates whether financial instruments issued by the Company should be classified as liabilities, mezzanine equity, or permanent equity and whether such instruments contain features that meet the definition of a derivative. This evaluation requires judgment and consideration of the instrument’s contractual terms and applicable accounting guidance, including an assessment of redemption features and settlement provisions.

Instruments classified as liabilities are recorded at fair value, with changes in fair value recognized in earnings. Mezzanine equity is initially recorded at issuance date fair value and subsequently adjusted to its redemption value when it is probable that the instrument will become redeemable. Instruments classified as equity are not subsequently remeasured. Changes in these classifications or valuations could materially affect the Company’s financial position and results of operations.

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

Investments in Equity Investments

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at that value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. As of December 31, 2025 and 2024, we had $300,000 and $650,000 of investments in equity securities. For the year ended December 31, 2025, we recorded an impairment loss of $400,000 on these investments.

Carrying Value of Long-Lived Assets, Goodwill and Other Intangible Assets

If facts and circumstances indicate that a long-lived asset, including a products’ mold tooling and equipment, may be impaired, the carrying value is reviewed in accordance with FASB ASC Topic 360-10 Accounting for the Impairment or Disposal of Long-Lived Assets. If this review indicates that the carrying value of the asset will not be recovered as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of the asset is reduced to its estimated fair value. Impairment losses are dependent on a number of factors such as general economic trends and major technology advances, and thus could be significantly different from historical results. For the years ending December 31, 2025 and 2024, there were no indicators of impairment present. For the years ended December 31, 2025, 2024, and 2023, we recorded a loss on fixed asset disposal of $106,898, $27,654, and nil, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use.

We perform an evaluation of our patents and trademark assets when events or circumstances indicate their carrying amounts may be unrecoverable. For the years ended December 31, 2025 and 2024 there were nil in impairment charges and for the year ended December 31, 2023 there was an impairment charge of $41,869 to patents and trademarks. The carrying value of the remaining intellectual property, such as patents and trademarks, was valued (net of accumulated amortization) at $3,359,066 as of December 31, 2025, because management believes that this value is recoverable.

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

Software Development Costs

The Company capitalizes the costs of obtaining and developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. These projects could take several years to complete. The capitalized costs are then amortized over three years on a straight-line basis. Unsuccessful or discontinued software projects are written off and expensed in the fiscal period where the application is abandoned or discontinued. The unamortized software development costs remaining were valued (net of accumulated amortization) at $27,778 as of December 31, 2025. Management believes that this value is recoverable.

Revenue Recognition

The Company adopted the guidance under FASB ASC Topic 606, Revenue from Contracts with Customers, as of January 1, 2018. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control to the customer has occurred. Revenue is recognized in the amount that the Company expects to receive in exchange for the sale of our products. FOB shipping point is our standard shipping term and revenue is recognized as our products ship to customers, as control is transferred at that time. All of our standard product sales include a 30-day money back guarantee and expected returns are estimated at each reporting period date and a portion of revenue is deferred for all estimated returns. As of December 31, 2025 and 2024, deferred revenue associated with our expected returns was immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Product Warranty

Warranty obligations are generally incurred in connection with the sale of our products. The warranty period for these products is generally one year and up to eighteen (18) months for certain distributors. Customers may also purchase an additional twelve (12) month extended warranty. Warranty costs are accrued, to the extent that they are not recoverable from third-party manufacturers, for the estimated cost to repair or replace products for the balance of the warranty periods. We provide for the costs of expected future warranty claims at the time of product shipment or over-builds to cover replacements. The adequacy of the provision is assessed at each quarter end and is based on historical experience and projected factors of warranty claims and costs. The costs incurred to provide for these warranty obligations are estimated and recorded as an accrued liability at the time of sale. Future warranty costs are estimated based on historical performance rates and related costs to repair given products. The accounting estimate related to product warranty is considered a “critical accounting estimate” because judgment is exercised in determining future estimated warranty costs. Should actual performance rates or repair costs differ from estimates, revision to the estimated warranty liability would be required. As of December 31, 2025 and 2024, there were $55,637 and $46,078 in accrued warranty obligations.

Stock-Based Compensation Expense

Our Board of Directors approves grants of stock awards, including restricted stock units (“RSUs) and performance stock units (“PSUs”) and options to employees and independent directors to purchase our common stock. Stock-based compensation expense is recorded based upon the estimated fair value of the stock option or stock award at the date of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of stock options granted pursuant to ASC Topic 718. The application of this pricing model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The fair value of our common stock, including PSUs and RSUs, on the date of each equity grant is determined based on the most recent quoted sales price on our primary trading stock exchange, currently the NASDAQ Capital Market. For PSUs, the determination of the probabilities of the underlying performance targets being achievable is judgmental and affects the amount compensation expense recognized. For the years ended December 31, 2025, 2024, and 2023, the Company recorded total stock-based compensation expense related to stock options, stock awards, RSUs and PSUs but excluding awards under the Company’s former LTIP of $4,149,950, $5,928,198, and $4,566,253, respectively.

Income Taxes

We have historically incurred operating losses from both a financial reporting and tax return standpoint. We provide deferred income tax assets and liabilities based on the estimated future tax effects of differences between the financial and tax bases of assets and liabilities based upon currently enacted tax laws. Any future recorded value of our deferred tax assets will be dependent upon our ability to generate taxable income in the jurisdictions in which we operate. These assets consist primarily of credit carryforwards and net operating loss carryforwards and the future tax effects of temporary differences between balances recorded for financial statement purposes and for tax return purposes. A valuation allowance is established for deferred tax assets in amounts for which realization is not considered more likely than not to occur. The accounting estimate related to income taxes is considered a “critical accounting estimate” because judgment is exercised in estimating future taxable income, including prudent and feasible tax planning strategies, and in assessing the need for any valuation allowance. To date, we have determined a 100% valuation allowance is required and accordingly no deferred tax asset has been reflected in our consolidated financial statements. In the event that we determine that all or part of a deferred tax asset in the future is more likely than not to be realized, an adjustment (reduction) of the valuation allowance would increase income to be recognized in the period such determination was made.

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

Recent Accounting Pronouncements

Refer to Note 1

Results of Operations for Fiscal Years Ended December 31, 2025 and December 31, 2024

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
			Dollar	% Increase
	2025	2024	Change	(Decrease)

Sales:
Sales of Products	$4,676,632	$4,487,202	$189,430	4%
Sales of Engineering Services	1,603,979	1,267,354	336,625	27%

Total Sales	6,280,611	5,754,556	526,055	9%

Cost of Sales:
Cost of Sales - Products Sold	5,490,103	6,007,200	(517,097)	(9)%
Cost of Sales - Inventory Reserve for Obsolescence	503,400	4,167,917	(3,664,517)	(88)%
Cost of Sales - Depreciation and Amortization	677,931	734,456	(56,525)	(8)%
Cost of Sales - Engineering Services	671,571	444,653	226,918	51%

Total Cost of Sales	7,343,005	11,354,226	(4,011,221)	(35)%

Gross Loss	(1,062,394)	(5,599,670)	4,537,276	(81)%
Gross Loss %	(17)%	(97)%

Operating Expenses:
Research and Development	12,625,556	9,626,452	2,999,104	31%
Selling and Marketing	5,478,596	8,191,427	(2,712,831)	(33)%
General and Administrative	11,631,818	17,230,293	(5,598,475)	(32)%
Depreciation and Amortization	1,602,632	2,994,643	(1,392,011)	(46)%
Loss on Fixed Asset Disposal	106,898	27,654	79,244	287%
Impairment on Intangible Asset and Equity Investment	—	30,301,355	(30,301,355)	(100)%

Loss from Operations	(32,507,894)	(73,971,494)	41,463,600	(56)%

Other Income (Expense):
Investment Income	672,276	591,319	80,957	14%
Other Taxes	23,054	59,335	(36,281)	(61)%
Foreign Exchange Loss	(60,564)	(217,317)	156,753	(72)%
Impairment Loss on Equity Investment	(400,000)	—	(400,000)	NM

Total Other Income, Net	234,766	433,337	(198,571)	(46)%

Net Loss	$(32,273,128)	$(73,538,157)	$41,265,029	(56)%

Sales.   There was an increase in total sales for the year ended December 31, 2025, compared to 2024 of $526,055, or 9%. The following table reflects the major components of our sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2025	Total Sales	December 31, 2024	Total Sales	Change	(Decrease)
Sales of Products	$4,676,632	74%	$4,487,202	78%	$189,430	4%
Sales of Engineering Services	1,603,979	26%	1,267,354	22%	336,625	27%
Total Sales	$6,280,611	100%	$5,754,556	100%	$526,055	9%

Sales of products increased by 4% for the year ended December 31, 2025, compared to 2024. Increased smart glasses revenue was the primary driver of this increase as unit sales of our M400 product increased compared to the previous year.

Sales of engineering services and OEM products for the year ended December 31, 2025, were $1,603,979, as compared to $1,267,354 in 2024, an increase of 27%.

Cost of Sales and Gross Loss.  Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, the depreciation for our tooling and manufacturing equipment, and amortization of software development costs related to the production of our products and the rendering of engineering services. The following table reflects the components of our cost of sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2025	Total Sales	December 31, 2024	Total Sales	Change	(Decrease)
Product Cost of Sales	$3,269,267	52%	$3,887,820	68%	$(618,553)	(16)%
Inventory Reserve for Obsolescence	503,400	8%	4,167,917	72%	(3,664,517)	(88)%
Manufacturing Overhead - Unapplied	2,220,836	35%	2,119,380	37%	101,456	5%
Depreciation and Amortization	677,931	11%	734,456	13%	(56,525)	(8)%
Engineering Services Cost of Sales	671,571	11%	444,653	8%	226,918	51%

Total Cost of Sales	7,343,005	117%	11,354,226	197%	(4,011,221)	(35)%

Gross Loss	$(1,062,394)	(17)%	$(5,599,670)	(97)%	$4,537,276	(81)%

For the year ended December 31, 2025, there was a gross loss from total sales of $1,062,394, or 17% of total sales as compared to a gross loss of $5,599,670, or 97% in 2024.

In addition to its normal Reserve for Obsolescence provision, the Company reserved as of December 31, 2025 additional provisions for expected surplus component parts and obsolescence in excess of its currently planned existing product builds in 2026 on most of its existing smart glass product models in anticipation of the planned introduction of newer models, which would logically replace the existing models when introduced. The disposal value of the excess components that could not be used in future models is unknown, so a 100% obsolescence provision has been accrued. During the year ended December 31, 2025, the Company recorded an additional obsolescence provision for gross inventory of $503,400 and converted into finished goods or physically disposed of $2,379,787 of inventory that was fully provisioned for in the previous year. During the year ended December 31, 2024, the Company recorded an obsolescence provision for gross inventory of $4,167,917 and disposed of $1,998,893 of inventory that was fully provisioned for.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $101,456, or 5% for the year ended December 31, 2025 compared to 2024. However, it decreased as a percentage of total sales to 35% compared to 37% in 2024 due to increased product revenue. The increase in the net dollar amount of these unapplied overhead costs in the current period versus the prior period was primarily driven by a further decrease in actual production levels during the 2025 period compared to the same period in 2024, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and Amortization expense, not included in cost of sales or research and development, decreased by $56,525 or 8% for the year ended December 31, 2025 versus 2024.

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

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2025	Total Sales	December 31, 2024	Total Sales	Change	(Decrease)
Research and Development Expenses	$11,774,608	187%	$7,840,491	136%	$3,934,117	50%
Related Stock-based Compensation (non-cash)	850,948	14%	1,785,961	31%	(935,013)	(52)%
Total Research and Development Costs	$12,625,556	201%	$9,626,452	167%	$2,999,104	31%

Research and development expenses for the year ended December 31, 2025 increased by $2,999,104, or 31% compared to 2024. This increase was largely due to a $2,551,651 increase in external development costs on our new LX1 smart glasses, which we did not begin selling until early 2026, and waveguide products; a $668,291 increase of depreciation related to under-utilized new manufacturing equipment still being optimized and placed into service, which were still being built in the comparable period; a $354,544 increase in rent utilities expenses related to our new California-based waveguide research and development facility that first opened in spring of 2026; a $170,165 increase in salary and benefits related expenses; a $92,997 increase in recruiting expenses; and a $67,502 increase in travel expenses; partially offset by a $935,013 decrease in non-cash stock-based compensation expense.

Selling and Marketing.    Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including stock-based compensation expense, consulting fees, public relations agency fees, website costs and sales commissions paid to full-time staff and outside consultants.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2025	Total Sales	December 31, 2024	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$4,690,931	75%	$6,953,169	121%	$(2,262,238)	(33)%
Related Stock-based Compensation (non-cash)	787,665	12%	1,238,258	21%	(450,593)	(36)%
Total Selling and Marketing	$5,478,596	87%	$8,191,427	142%	$(2,712,831)	(33)%

Selling and marketing expenses for the year ended December 31, 2025 decreased by $2,712,831, or 33% compared to 2024. This decrease was largely due to a $1,176,686 decrease in bad debt expense, which was net of a $199,323 recovery of previously written-off bad debt; a $784,542 decrease in cash salary and benefits related expenses driven by headcount decreases; a $450,593 decrease in non-cash stock-based compensation expense; a $158,289 decrease in external contractor expenses; a $126,524 decrease in computer software subscriptions expenses; and a decrease of $124,753 in advertising and tradeshow expenses; partially offset by an increase of $39,844 in travel related expenses.

General and Administrative.   General and administrative expenses include professional fees, investor relations (IR) costs, salaries and related stock compensation, travel costs, office and rental costs.

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2025	Total Sales	December 31, 2024	Total Sales	Change	(Decrease)
General and Administrative Expenses	$8,205,903	131%	$8,933,952	155%	$(728,049)	(8)%
Related Stock-based Compensation (non-cash)	3,425,915	55%	8,296,341	144%	(4,870,426)	(59)%
Total General and Administrative	$11,631,818	185%	$17,230,293	299%	$(5,598,475)	(32)%

General and administrative expenses for the year ended December 31, 2025, decreased by $5,598,475, or 32%, compared to 2024. The decrease was largely due to a $4,870,426 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025, and the termination of the Company’s original LTIP, which was cancelled on June 16, 2025; a $290,594 decrease in accounting and auditing fees; a $240,796 decrease in legal expenses; and a $92,537 decrease in insurance premiums.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales or research and development, for the year ended December 31, 2025 was $1,602,632, compared to $2,994,643 in 2024 or a decrease of $1,392,011. This decrease was primarily due to a significant decrease in amortization expense related to our Atomistic technology license, which was written off as of June 30, 2024.

Other Income (Expense), Net. Total other income was $234,766 for the year ended December 31, 2025, compared to other income of $433,337 in 2024, a decrease of $198,571. The overall decrease in other income was primarily the result of a $400,000 impairment charge on equity investments; a decrease of $36,281 in foreign tax refunds; partially offset by a decrease of $156,753 in foreign exchange losses and a $80,957 increase in investment income earned on excess cash on hand.

Provision for Income Taxes.  There were no provisions for income taxes in 2025 or 2024.

Results of Operations for Fiscal Years Ended December 31, 2024 and December 31, 2023

The following table compares the Company’s consolidated statements of operations data for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
			Dollar	% Increase
	2024	2023	Change	(Decrease)

Sales:
Sales of Products	$4,487,202	$10,760,352	$(6,273,150)	(58)%
Sales of Engineering Services	1,267,354	1,368,787	(101,433)	(7)%

Total Sales	5,754,556	12,129,139	(6,374,583)	(53)%

Cost of Sales:
Cost of Sales - Products Sold	6,007,200	8,839,279	(2,832,079)	(32)%
Cost of Sales - Inventory Reserve for Obsolescence	4,167,917	4,358,062	(190,145)	(4)%
Cost of Sales - Depreciation and Amortization	734,456	886,117	(151,661)	(17)%
Cost of Sales - Engineering Services	444,653	680,411	(235,758)	(35)%

Total Cost of Sales	11,354,226	14,763,869	(3,409,643)	(23)%

Gross Loss	(5,599,670)	(2,634,730)	(2,964,940)	113%
Gross Loss %	(97)%	(22)%

Operating Expenses:
Research and Development	9,626,452	12,339,534	(2,713,082)	(22)%
Selling and Marketing	8,191,427	12,711,800	(4,520,373)	(36)%
General and Administrative	17,230,293	18,592,185	(1,361,892)	(7)%
Depreciation and Amortization	2,994,643	3,844,428	(849,785)	(22)%
Loss on Goodwill and Other Intangible Asset Impairment	—	2,136,993	(2,136,993)	(100)%
Loss on Fixed Asset Disposal	27,654	—	27,654	NM
Impairment on Intangible Asset and Equity Investment	30,301,355	—	30,301,355	NM
Impairment of Patents and Trademarks	—	41,869	(41,869)	(100)%

Loss from Operations	(73,971,494)	(52,301,539)	(21,669,955)	41%

Other Income (Expense):
Investment Income	591,319	2,219,226	(1,627,907)	(73)%
Other Taxes	59,335	(230,973)	290,308	(126)%
Foreign Exchange Loss	(217,317)	(44,062)	(173,255)	393%
Utility Improvement Refund	—	208,271	(208,271)	(100)%

Total Other Income, Net	433,337	2,152,462	(1,719,125)	(80)%

Net Loss	$(73,538,157)	$(50,149,077)	$(23,389,080)	47%

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

Sales of engineering services for the year ended December 31, 2024, were $1,267,354, as compared to $1,368,787 in 2023, a decrease of 7%.

Cost of Sales and Gross Loss.  Cost of product revenues and engineering services are comprised of materials, components, labor, warranty costs, freight costs, manufacturing overhead, software royalties, the depreciation for our tooling and manufacturing equipment, and amortization of software development costs related to the production of our products and the rendering of engineering services. The following table reflects the components of our cost of sales:

	Year Ended	% of	Year Ended	% of	Dollar	% Increase
	December 31, 2024	Total Sales	December 31, 2023	Total Sales	Change	(Decrease)
Product Cost of Sales	$3,887,820	68%	$7,224,107	60%	$(3,336,287)	(46)%
Inventory Reserve for Obsolescence	4,167,917	72%	4,358,062	36%	(190,145)	(4)%
Manufacturing Overhead - Unapplied	2,119,380	37%	1,615,172	13%	504,208	31%
Depreciation and Amortization	734,456	13%	886,117	7%	(151,661)	(17)%
Engineering Services Cost of Sales	444,653	8%	680,411	6%	(235,758)	(35)%

Total Cost of Sales	11,354,226	197%	14,763,869	122%	(3,409,643)	(23)%

Gross Loss	$(5,599,670)	(97)%	$(2,634,730)	(22)%	$(2,964,940)	113%

For the year ended December 31, 2024, there was a gross loss from total sales of $5,599,670, or 97% of total sales as compared to a gross loss of $2,634,730, or 22% in 2023.

In addition to its normal Reserve for Obsolescence provision, the Company reserved as of December 31, 2024 additional provisions for expected surplus component parts and obsolescence in excess of its currently planned existing product builds in 2025 and into 2026 on most of its existing smart glasses product models in anticipation of the planned introduction of newer models by 2026, which would logically replace the existing models when introduced. The disposal value of the excess components that could not be used in future models was unknown, so a 100% obsolescence provision was accrued. During the year ended December 31, 2024, the Company recorded an obsolescence provision for gross inventory of $4,167,917 and disposed of $1,998,893 of inventory that was fully provisioned for in the previous year. The total obsolescence provisions totaled $7,944,575 and $5,775,551 for the years ended December 31, 2024 and 2023, respectively. The changes to these provisions are included in Cost of Sales on the Consolidated Statements of Operations.

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

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales, for the year ended December 31, 2024, was $2,994,643, compared to $3,844,428 in 2023 or a decrease of $849,785. This decrease was due to a significant decrease in amortization expense related to our Atomistic technology license, which was written off as of June 30, 2024; partially offset by increases in depreciation related to leasehold improvements being put into service this year related to our new waveguide manufacturing facility.

Impairment on Intangible Asset and Equity Investment.  For the year ended December 31, 2024 there was a total impairment charge on an intangible and an equity investment of $30,301,355. On July 1, 2024, Atomistic exercised its option to terminate its previously granted license related to certain microLED technologies it was developing, and as a result of the termination of the granted license, which was effective June 30, 2024, the Company determined that the technology license asset of $24,335,554, net book value as of June 30, 2024, was impaired as the Company no longer has exclusive licensing rights to the technology. In addition, in connection with the Atomistic agreements, the Company recorded an additional impairment charge in the amount of $181,676 in August for the issuance of 174,688 shares of common stock at a fair market value of $1.04 per share to the founders of Atomistic for the achievement of certain technological milestones. The Company had a related equity interest in Atomistic, a private French company, and determined that the Company was unable to reasonably estimate its future value and therefore recorded a full impairment of its investment in Atomistic resulting in a write-down charge of $5,784,125 for the period ended June 30, 2024.

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

Liquidity and Capital Resources

Capital Resources: As of December 31, 2025, we had cash and cash equivalents of $21,150,213, an increase of $2,963,707 from $18,186,506 as of December 31, 2024.

As of December 31, 2025, we had current assets of $27,195,727 compared to current liabilities of $4,888,202, which resulted in a positive working capital position of $22,307,525. As of December 31, 2024, we had a working capital position of $24,610,217. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flow:

The following table summarizes our select cash flows for the years ended:

	December 31,	December 31,	December 31,
	2025	2024	2023
Net Cash Provided by (used in)
Operating Activities	(18,789,272)	(23,739,372)	(26,277,824)
Investing Activities	(2,618,270)	(2,919,949)	(19,280,966)
Financing Activities	24,371,250	18,290,235	(449,561)

During the year ended December 31, 2025 we used $18,789,272 of cash for operating activities. Net changes in working capital items were $3,993,328 for the year ended December 31, 2025, with the largest factors resulting from a $2,237,067 decrease in inventory and vendor prepayments; a $2,028,448 increase in trade accounts payables and accrued expenses; and a $257,699 increase in trade accounts and other receivables. For the year ended December 31, 2024, we used $23,739,372 in cash for operating activities.

During the year ended December 31, 2025, we used $2,618,270 of cash for investing activities, which included: $2,013,454 in manufacturing equipment and tooling primarily for our new waveguide manufacturing facility; $554,816 in patent and trademark expenditures, and $50,000 of additional investment in a private corporation (see Note 8 in the Consolidated Financial Statements for further details). For the year ended December 31, 2024, we used $2,919,949 in cash for investing activities.

During the year ended December 31, 2025, we received $24,371,250 from financing activities, which included: $14,286,816 in net proceeds from sales of common stock under our “at the market” (“ATM”) program; $10,000,000 in proceeds from the sale of our Series B Convertible Preferred Stock to Quanta, under our Securities Purchased agreement (“SPA”) with them; and $106,843 of proceeds from stock option exercises; partially offset by $22,409 in Series B Preferred Stock dividend payments. For the year ended December 31, 2024, we received $18,290,235 from financing activities.

As of December 31, 2025, the Company does not have any current or long-term debt obligations outstanding.

The Company incurred net losses for the year ended December 31, 2025 of $32,273,128; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $18,789,272 for the year ended December 31, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of December 31, 2025, the Company had an accumulated deficit of $399,858,410.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital, and capital expenditures. Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, research and development costs, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily through the sale of equity securities. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to cut its operating costs significantly or raise new equity and/or debt capital.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an “at the market” offering. Since May 2024, the Company has raised $28,250,484, net of broker expenses, including $14,286,816, in the year ended December 31, 2025 and $5,784,193 to date in 2026, under this sales agreement.

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

Contractual Obligations

The following is a summary of our contractual payment obligations as of December 31, 2025:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,087,103	$567,184	$519,919	—	—
Open Purchase Obligations	3,278,002	3,278,002	—	—	—

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information contained in this section covers management’s evaluation of our disclosure controls and procedures and our assessment of our internal control over financial reporting as of December 31, 2025.

(a)          Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report as required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is properly accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on that evaluation, our management concluded that, as of December 31, 2025, that our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)          Limitations on the Effectiveness of Controls

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

(d)          Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended December 31, 2025 that has materially affected, or is likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

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

VUZIX CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vuzix Corporation

 Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vuzix Corporation as of December 31, 2025, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2025, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Vuzix Corporation as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Vuzix Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Vuzix Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Other Matter

The financial statements of Vuzix Corporation as of December 31, 2024 and each of the 2 years in the period ended December 31, 2024 were audited by Freed Maxick, P.C. On August 1, 2025, Freed Maxick, P.C. joined with WithumSmith+Brown, PC., Freed Maxick, P.C. expressed an unmodified opinion on those statements dated March 13, 2025.

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

Estimate for excess, obsolete and slow-moving inventory reserve

Critical Audit Matter Description

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company records provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products.

The excess, obsolete or slow-moving reserve serves to reduce the Company’s inventory balance through a charge to cost of sales on the statement of operations. The Company’s reserve for excess, obsolete or slow-moving inventory is based upon estimates of the evaluation of changes in customer demand, technology developments, and expected future product sales, which can be difficult to forecast. If the actual realization of excess, obsolete, and slow-moving inventory does not meet the Company’s assumptions future inventory adjustments could result in a decrease or increase in gross profit in future periods. Due to the magnitude of the inventory, and the subjectivity involved in estimating the reserve we identified the evaluation of the reserve as a critical audit matter, which required a high degree of auditor judgment.

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

/s/ WithumSmith+Brown, PC

We have served as Vuzix Corporation’s auditor since 2014.

Rochester, New York

March 12, 2026

PCAOB ID Number 100

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current Assets
Cash and Cash Equivalents	$21,150,213	$18,186,506
Accounts Receivable, net of allowance for credit losses of $46,000 at December 31, 2025 and $89,000 at December 31, 2024	1,627,635	1,609,718
Accrued Revenues in Excess of Billings	533,665	673,498
Other Receivables	379,615	—
Inventories, Net	2,188,750	4,813,226
Manufacturing Vendor Prepayments	256,090	372,081
Prepaid Expenses and Other Assets	1,059,759	1,067,461

Total Current Assets	27,195,727	26,722,490

Long-Term Assets
Fixed Assets, Net	7,626,238	7,584,284
Operating Lease Right-of-Use Assets, Net	1,003,025	494,236
Patents and Trademarks, Net	3,359,066	2,998,760
Technology Licenses, Net	559,973	761,043
Other Assets, Net	327,778	844,445

Total Assets	$40,071,807	$39,405,258

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$685,010	$538,221
Unearned Revenue	62,361	125,901
Accrued Expenses	3,590,407	945,752
Other Taxes Payable	49,513	8,163
Operating Lease Right-of-Use Liabilities	500,911	494,236

Total Current Liabilities	4,888,202	2,112,273

Long-Term Liabilities
Operating Lease Right-of-Use Liability	502,114	—

Total Liabilities	5,390,316	2,112,273

Mezzanine Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 419,959 and zero Shares of Series B Preferred Stock Issued and Outstanding as of December 31, 2025 and December 31, 2024	10,000,000	—

Stockholders' Equity
Common Stock - $0.001 Par Value, 200,000,000 shares authorized; 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025 and 100,000,000 shares authorized; 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024	81,680	76,553
Additional Paid-in Capital	426,934,722	407,215,883
Accumulated Deficit	(399,858,410)	(367,522,950)
Treasury Stock, at cost, 579,672 shares as of December 31, 2025 and December 31, 2024	(2,476,501)	(2,476,501)

Total Stockholders' Equity	24,681,491	37,292,985

Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$40,071,807	$39,405,258

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - December 31, 2022	—	$—	63,783,779	$63,783	$361,267,416	$(243,835,716)	(464,672)	$(2,005,744)	$115,489,739
Stock-Based Compensation Expense	—	—	96,525	97	12,618,533	—	—	—	12,618,630
Stock Option Exercises	—	—	26,976	27	21,169	—	—	—	21,196
Stock Issued under Atomistic Stock Purchase Agreement	—	—	1,397,500	1,398	3,282,728	—	—	—	3,284,126
Purchases of Treasury Stock	—	—	—	—	—	—	(115,000)	(470,757)	(470,757)
2023 Net Loss	—	—	—	—	—	(50,149,077)	—	—	(50,149,077)
Balance - December 31, 2023	—	$—	65,304,780	$65,305	$377,189,846	$(293,984,793)	(579,672)	$(2,476,501)	$80,793,857
Stock-Based Compensation Expense	—	—	1,006,723	1,007	11,564,369	—	—	—	11,565,376
Stock Option Exercises	—	—	115,765	116	110,644	—	—	—	110,760
Stock Issued under Atomistic Stock Purchase Agreement	—	—	174,688	175	181,500	—	—	—	181,675
Stock Issued under Quanta Securities Purchase Agreement	—	—	7,692,307	7,692	9,992,308	—	—	—	10,000,000
Proceeds from ATM Program, Net	—	—	2,259,431	2,259	8,177,216	—	—	—	8,179,475
2024 Net Loss	—	—	—	—	—	(73,538,157)	—	—	(73,538,157)
Balance - December 31, 2024	—	$—	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985
Stock-Based Compensation Expense	—	—	473,382	473	5,329,833	—	—	—	5,330,306
Stock Option Exercises	—	—	112,815	113	106,730	—	—	—	106,843
Preferred Stock Issued under Quanta Securities Purchase Agreement	419,959	10,000,000	—	—	—	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(62,332)	—	—	(62,332)
Proceeds from ATM Program, Net	—	—	4,539,476	4,540	14,282,276	—	—	—	14,286,816
2025 Net Loss	—	—	—	—	—	(32,273,128)	—	—	(32,273,128)
Balance - December 31, 2025	419,959	$10,000,000	81,679,367	$81,680	$426,934,722	$(399,858,410)	(579,672)	$(2,476,501)	$24,681,491

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Years Ended December 31,

	2025	2024	2023
Sales:
Sales of Products	$4,676,632	$4,487,202	$10,760,352
Sales of Engineering Services	1,603,979	1,267,354	1,368,787

Total Sales	6,280,611	5,754,556	12,129,139

Cost of Sales:
Cost of Sales - Products Sold	5,490,103	6,007,200	8,839,279
Cost of Sales - Inventory Reserve for Obsolescence	503,400	4,167,917	4,358,062
Cost of Sales - Depreciation and Amortization	677,931	734,456	886,117
Cost of Sales - Engineering Services	671,571	444,653	680,411

Total Cost of Sales	7,343,005	11,354,226	14,763,869

Gross Loss	(1,062,394)	(5,599,670)	(2,634,730)

Operating Expenses:
Research and Development	12,625,556	9,626,452	12,339,534
Selling and Marketing	5,478,596	8,191,427	12,711,800
General and Administrative	11,631,818	17,230,293	18,592,185
Depreciation and Amortization	1,602,632	2,994,643	3,844,428
Loss on Goodwill and Other Intangible Asset Impairment	—	—	2,136,993
Loss on Fixed Asset Disposal	106,898	27,654	—
Impairment on Intangible Asset and Equity Investment	—	30,301,355	—
Impairment of Patents and Trademarks	—	—	41,869

Total Operating Expenses	31,445,500	68,371,824	49,666,809

Loss From Operations	(32,507,894)	(73,971,494)	(52,301,539)

Other Income (Expense):
Investment Income	672,276	591,319	2,219,226
Other Taxes	23,054	59,335	(230,973)
Foreign Exchange Loss	(60,564)	(217,317)	(44,062)
Impairment Loss on Equity Investment	(400,000)	—	—
Utility Improvement Refund	—	—	208,271

Total Other Income, Net	234,766	433,337	2,152,462

Loss Before Provision for Income Taxes	(32,273,128)	(73,538,157)	(50,149,077)
Provision for Income Taxes	—	—	—

Net Loss	(32,273,128)	(73,538,157)	(50,149,077)
Preferred Stock Dividends	(62,333)	—	—
Loss Attributable to Common Shareholders	$(32,335,461)	$(73,538,157)	$(50,149,077)

Basic and Diluted Net Loss per Common Share	$(0.42)	$(1.08)	$(0.79)
Weighted-average Shares Outstanding - Basic and Diluted	77,595,699	67,836,002	63,432,422

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023

Cash Flows Used In Operating Activities
Net Loss	$(32,273,128)	$(73,538,157)	$(50,149,077)
Non-Cash Adjustments
Depreciation and Amortization	3,149,924	3,930,169	4,931,692
Stock-Based Compensation	5,330,306	11,565,374	12,711,084
Impairment of Patents and Trademarks	—	—	41,869
Loss on Fixed Asset Disposal	106,898	27,654	—
Allowance for Credit Losses	—	977,363	1,574,000
Inventory Reserves for Obsolescence	503,400	4,167,917	4,358,062
Impairment on Goodwill, Intangible Assets, and Equity Investments	400,000	30,301,355	2,136,993
(Increase) Decrease in Operating Assets
Accounts Receivable	(17,917)	1,240,605	(1,842,715)
Accrued Revenues in Excess of Billings	139,833	(507,727)	103,358
Other Receivables	(379,615)	208,271	258,434
Inventories	2,121,076	19,287	(2,090,523)
Manufacturing Vendor Prepayments	115,991	31,720	594,870
Prepaid Expenses and Other Assets	7,702	271,399	167,837
Increase (Decrease) in Operating Liabilities
Accounts Payable	146,789	(1,032,409)	358,883
Accrued Expenses	1,881,659	(1,470,691)	745,904
Unearned Revenue	(63,540)	107,062	(10,225)
Income and Other Taxes Payable	41,350	(38,564)	(168,270)

Net Cash Flows Used in Operating Activities	(18,789,272)	(23,739,372)	(26,277,824)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(2,013,454)	(1,358,991)	(5,323,483)
Investments in Patents and Trademarks	(554,816)	(560,958)	(632,483)
Investments in Licenses	—	(1,000,000)	(10,500,000)
Investments in Software Development	—	—	(125,000)
Investment in Atomistic	—	—	(2,500,000)
Investments in Other Equity Assets	(50,000)	—	(200,000)

Net Cash Flows Used in Investing Activities	(2,618,270)	(2,919,949)	(19,280,966)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from Sale of Preferred and Common Stock to Quanta	10,000,000	10,000,000	—
Proceeds from Exercise of Stock Options	106,843	110,760	21,196
Proceeds from ATM Program, Net	14,286,816	8,179,475	—
Purchase of Treasury Stock	—	—	(470,757)
Preferred Dividends Paid	(22,409)	—	—

Net Cash Flows Provided by (Used in) Financing Activities	24,371,250	18,290,235	(449,561)

Net Increase (Decrease) in Cash and Cash Equivalents	2,963,707	(8,369,086)	(46,008,351)
Cash and Cash Equivalents - Beginning of Period	18,186,506	26,555,592	72,563,943

Cash and Cash Equivalents - End of Period	$21,150,213	$18,186,506	$26,555,592

Supplemental Disclosures
Non-Cash Investment in Licenses	$—	$—	$1,000,000
Investment in Atomistic - Equity issued	—	181,675	3,284,126
Accrued Preferred Dividends included in Accrued Expenses	39,923	—	—
Depreciation and Amortization included in Research and Development Expense	869,361	201,070	201,147
Stock-Based Compensation Expense - Expensed less Previously Issued	—	—	92,454
Purchases of Fixed Assets included in Accrued Expenses	723,023	—	—

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Operations

Vuzix Corporation (the “Company”) was incorporated in 1997 under the laws of the State of Delaware and is headquartered in West Henrietta, New York (a suburb of Rochester). We design, manufacture, market, and sell AI-enabled smart glasses, waveguides, and related augmented reality (“AR”) technologies, components, and products for the enterprise, medical, defense, and consumer markets. Our offerings include head-mounted smart display and wearable computing devices that provide portable, hands-free access to digital content for mobility, frontline workflows, and AI- and AR-enabled applications, as well as OEM waveguide optical components and display engines. Our wearable display products integrate microdisplay technology with advanced optics to deliver compact, high-resolution display engines that, when used in our smart glasses or heads-up display solutions, present virtual images comparable in apparent size to a computer monitor or large-screen television. Our products are offered with varying features in both monocular and binocular configurations.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with US Generally Accepted Accounting Principle (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Vuzix Europe GmbH, Vuzix Japan Corporation, and Moviynt, Inc. All inter-company transactions have been eliminated.

Evaluation of Liabilities, Equity and Derivatives

The Company evaluates whether financial instruments issued by the Company should be classified as liabilities, mezzanine equity, or permanent equity and whether such instruments contain features that meet the definition of a derivative. This evaluation requires judgment and consideration of the instrument’s contractual terms and applicable accounting guidance, including an assessment of redemption features and settlement provisions.

Instruments classified as liabilities are recorded at fair value, with changes in fair value recognized in earnings. Mezzanine equity is initially recorded at issuance date fair value and subsequently adjusted to its redemption value when it is probable that the instrument will become redeemable. Instruments classified as equity are not subsequently remeasured. Changes in these classifications or valuations could materially affect the Company’s financial position and results of operations.

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

Investments in Equity Securities

Investments in equity securities with a readily determinable fair value, not accounted for under the equity method, are recorded at that value with unrealized gains and losses included in earnings. For equity securities without a readily determinable fair value, the investment is recorded at cost, less any impairment, plus or minus adjustments related to observable transactions for the same or similar securities, with unrealized gains and losses included in earnings. In the year ended December 31, 2025, there was an impairment charge of $400,000 recorded on two of the Company’s cost method investments. There was no impairment recorded in the years ended December 31, 2024 and 2023.

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

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, Compensation, General and Administrative and Intangible Asset and Equity Investment Impairment.  These segment items for the years ending December 31, 2025, 2024, and 2023 are:

	2025	2024	2023

Sales	$6,280,611	$5,754,556	$12,129,139

Less expenses:
Cost of Sales, excluding compensation	(5,582,484)	(9,551,391)	(13,327,890)
Research and Development, excluding compensation	(6,722,657)	(2,922,449)	(3,548,119)
General and Administrative, excluding compensation	(5,483,915)	(6,229,882)	(5,100,484)
Total Compensation	(17,568,229)	(24,472,651)	(30,113,789)
Intangible Asset and Equity Investment Impairment	—	(30,301,355)	(2,136,993)
Other Segment Items	(3,196,454)	(5,814,985)	(8,050,941)
	(38,553,739)	(79,292,713)	(62,278,216)

Net Loss	$(32,273,128)	$(73,538,157)	$(50,149,077)

Other Segment Items:

-	Selling and Marketing, excluding compensation expenses;
-	Depreciation and amortization, not included in Cost of Sales or Research and Development; and
-	Other Income.

Refer to Note 17 — Geographic and Other Financial Information (Unaudited).

Foreign Currency Transactions

The Company considers the U.S. dollar as the functional currency of the Company’s German and Japanese subsidiaries. The Company’s German subsidiary transacts primarily in Euros and the Company’s Japanese subsidiary transacts primarily in Yen. All transactions in foreign currencies are recorded in U.S. dollars at the then current exchange rate. Upon settlement of the underlying transaction, all amounts are re-measured to U.S. dollars at the current exchange rate on the date of settlement. All unsettled foreign currency transactions that remain in accounts receivable and trade account payables are re-measured to U.S. dollars at the period-end exchange rates. All re-measurement gains and losses are recorded in the current period net income.

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

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern, management is required to evaluate whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The going concern assumption underlies all U.S. GAAP financial reporting and presumes that the Company will continue normal business operations into the foreseeable future, unless such conditions or events raise substantial doubt about the Company’s ability to continue as a going concern.

Additional disclosure is required when there is substantial doubt about business continuity or substantial doubt that has not been alleviated by management’s mitigation plans. As required under applicable accounting standards, management has concluded that doubt may exist surrounding the Company's ability to meet its obligations within one year of the release of the financial statements.

The Company incurred net losses for the year ended December 31, 2025 of $32,273,128; $73,538,157 for the year ended December 31, 2024; and $50,149,077 for the year ended December 31, 2023. The Company had net cash outflows from operations of $18,789,272 for the year ended December 31, 2025; $23,739,372 for the year ended December 31, 2024; and $26,277,824 for the year ended December 31, 2023. As of December 31, 2025, the Company had an accumulated deficit of $399,858,410.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital, and capital expenditures. Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, research and development costs, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily through the sale of equity securities. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to cut its operating costs significantly or raise new equity and/or debt capital.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Reductions in our cash annual operating expenses across all operating areas, including in the areas of Research and Development, Sales and Marketing and General and Administrative;
●	Delaying or curtailing discretionary and non-essential capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected margin contribution upon the commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock that may be issued and sold from time to time under a sales agreement with an investment bank in an “at the market” offering. Since May 2024, the Company has raised $28,250,484, net of broker expenses, including $14,286,816, in the year ended December 31, 2025 and $5,784,193 to-date in 2026, under this sales agreement.

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

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, accrued revenue, accounts payable, unearned revenue, accrued expenses, and income and other taxes payable. As of the consolidated balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments.

Accounts Receivable and Allowance for Credit Losses

The Company maintains reserves for potential credit losses based upon our historical experience, aging profile and current and expected future general economic conditions. Receivable balances are written-off when collection is deemed unlikely. In determining the adequacy of the provision, the Company considers known uncollectible or at-risk receivables. The total allowance for expected credit losses as of December 31, 2025 and 2024 was $46,000 and $89,000, respectively. During the year ended December 31, 2025, the Company wrote-off gross receivables of $43,000. During the year ended December 31, 2024, the Company wrote-off gross receivables of $2,462,219, which included $1,402,484 of accounts receivables that were fully provisioned for in the year ended December 31, 2023. The Company does not accrue interest on any past due accounts receivable unless such receivable goes into collection.

The following table provides a rollforward of expected credit losses for the years ended December 31, 2025 and 2024:

	2025	2024
Balance at beginning of year	$89,000	$1,574,000
Provision for credit losses	—	977,363
Write-offs	(43,000)	(2,462,363)
Balance at end of year	$46,000	$89,000

Customer and Supplier Concentrations

Two customers represented 25% and 11%, respectively, of total product revenue and four customers represented 50%, 17%, 11%, and 11%, respectively, of engineering services revenue for the year ended December 31, 2025. One customer represented 24% of total product revenue and two customers represented 67% and 14%, respectively, of our engineering services revenue for the year ended December 31, 2024. Two customers represented 29% and 25%, respectively, of total product revenue and four customers represented 44%, 15%, 12% and 11%, respectively, of our engineering services revenue for the year ended December 31, 2023.

Two customers represented 55% and 35%, respectively, of accounts receivable at December 31, 2025. One customer represented 76% of accounts receivable at December 31, 2024. Two customers represented 47% and 26%, respectively, of gross accounts receivable at December 31, 2023.

Three third-party vendors represented 25%, 12%, and 11%, respectively, of purchases for the year ended December 31, 2025. As of December 31, 2025, the net amount due to these vendors was nil. One third-party vendor represented 63% of material purchases for the year ended December 31, 2024. No third-party vendors represented more than 10% of material purchases for the year ended December 31, 2023.

Accrued Project Revenue

The Company carries accrued project revenue based on the percentage of completion on the project measured using the input method based upon costs incurred to date as a percentage of total expected costs to complete the project less amounts invoiced, if any. As of December 31, 2025, 2024, and 2023 there was $533,665, $673,498, and $165,771, respectively, in accrued project revenue.

Inventories

Inventories are valued at the lower of cost or net realizable value using the weighted average first-in, first-out method. The Company includes labor and overhead costs in its inventory valuation costing. The Company records provisions for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. The Company’s products have product life cycles that range on average from two to three years currently. At both the product introduction and product discontinuation stage, there is a higher degree of risk of inventory obsolescence. The provision for obsolete and excess inventory is evaluated for adequacy at each quarter end. The estimate of the provision for obsolete and excess inventory is partially based on expected future product sales, which are difficult to forecast for certain products. The total provision for obsolete and excess inventory as of December 31, 2025 and 2024 was $6,068,188 and $7,944,575, respectively.

Revenue Recognition

The Company recognizes revenue from Contracts with Customers under FASB ASC Topic 606, “Revenue from Contracts with Customers”. Product sales represent the majority of the Company’s revenue. The Company recognizes revenue from these product sales as performance obligations are satisfied and transfer of control and ownership to the customer has occurred. Revenue is recognized in the amount that the Company expects to receive in exchange for the sale of our products. FOB shipping point is our standard shipping term and revenue is generally recognized as our products ship to customers, as control and ownership are transferred at this time. All of our standard product sales include a 30-day money-back guarantee and expected returns are estimated at each reporting period date, and a portion of revenue is deferred for all estimated returns. As of December 31, 2025 and 2024, unearned revenue consisting of deferred revenue associated with our expected returns were immaterial. The Company collects and remits sales taxes in certain jurisdictions and reports revenue net of any associated sales taxes.

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

Unearned Revenue

These amounts represent deferred revenue against our expected product sales returns for all December 2025 and 2024 products sales that are subject to the Company’s 30-day money back guarantee return policy.

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

Cost of Engineering Services

Cost of engineering services revenues includes both the direct and allocated indirect costs of performing on contracts and prototype units. Direct costs include labor, materials and other costs incurred directly in performing under the contract. Direct costs also include labor and other costs associated with operating our research and development department based on the level of effort supporting the development activity. Indirect costs include labor, manufacturing overhead, and other costs associated with operating our manufacturing facility and capacity. Cost of engineering sales is determined by the level of direct and indirect costs incurred, which can fluctuate substantially from period to period.

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

Software Development Costs

The Company capitalizes the costs of obtaining or developing its software once technological feasibility has been determined by management or of purchased software solutions when placed into service. Such costs are accumulated and capitalized. Projects can take several years to complete. Unsuccessful or discontinued software projects are written-off and expensed in the fiscal period when the software development effort is abandoned or discontinued. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. Once the product is available for general release, accumulated costs are amortized over the life of the asset. The amortization of these costs is included in cost of product sales over the estimated life of the products, which currently is estimated at three years using a straight-line basis. As of December 31, 2025, 2024, and 2023, we had $27,778, $194,445, and $361,111, respectively, of net software development costs included in Other Assets. For the years ended December 31, 2025, 2024, and 2023, there was nil in impairment of software development costs.

Licenses

The Company capitalizes the costs of acquiring licenses and prepaid royalties. They are amortized on either a per unit basis or straight line over the expected life of the license. In some cases, future royalties are subject to annual limits.

Long-Lived Assets, Goodwill and Other Acquired Intangible Assets

The Company, at least annually, assesses all of its long-lived assets and intangibles, excluding goodwill, for impairment and when events or circumstances indicate their carrying amounts may not be recoverable. For the years ended December 31, 2025 and 2024 impairment charges were nil, and for the year ended December 31, 2023, there was an impairment charge of $41,869 to patents and trademarks. For the years ended December 31, 2025, 2024, and 2023, we recorded a loss on fixed asset disposal of $106,898, $27,654, and nil, respectively, upon the retirement of certain tooling and manufacturing equipment assets no longer in use. Intangible assets with definite lives are amortized over their estimated useful lives on a straight-line basis over a five-year period.

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

Research and Development

Research and development costs are expensed as incurred consistent with the guidance of FASB ASC Topic 730, “Research and Development,” and include employee-related costs, office expenses, third-party design and engineering services, and new product prototyping costs. Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of sales, respectively.

Provision for Future Warranty Costs

The Company provides for the estimated returns under warranty and the costs of fulfilling our obligations under product warranties at the time the related revenue is recognized. The Company estimates the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific warranty terms and conditions vary depending upon the country in which we do business but generally include parts and labor over a period generally ranging from one to two years from the date of product shipment. The Company provides a reserve for expected future warranty returns at the time of product shipment or produces over-builds to cover replacements. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary each quarter end, based upon these historical and projected factors of warranty claims and costs.

Advertising

Advertising costs are expensed as incurred and recorded in “Selling and Marketing” in the Consolidated Statements of Operations. Advertising expense for the years ended December 31, 2025, 2024, and 2023 was $536,158, $648,123 and $2,279,797, respectively.

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

Net Loss Per Share

Basic earnings per share is computed by dividing net income (loss) less preferred dividends, whether paid or accrued, on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options, vesting of Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options, RSUs, PSUs, and the conversion of any preferred shares are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses generated in 2025, 2024 and 2023, all outstanding instruments would be anti-dilutive. As of December 31, 2025, 2024, and 2023, there were 10,254,286, 10,367,990 and 8,695,308 common stock share equivalents, respectively, potentially issuable from the exercise of stock options, vesting of RSUs and PSUs, and the conversion of preferred stock that could dilute basic earnings per share in the future.

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

For common stock awards, the Company uses the fair market value of our common stock on the date of each stock-based award based on the market price of the Company’s common shares. The expense related to these awards is recognized over the requisite service period of the awards on a straight-line or graded vesting basis, which is generally commensurate with the vesting term. Stock-based compensation expense associated with stock options, stock awards, RSAs, and PSUs considered probable for the years ended December 31, 2025, 2024, and 2023 was $4,149,950, $5,928,198, and $4,566,253, respectively, excluding awards under the Company’s former Long-term Incentive Plan (LTIP). The Company issues new shares upon stock option exercises and the vesting of RSUs and PSUs.

For stock options awarded under the Company's former LTIP, options were to vest only upon the achievement of certain equity market conditions or performance-based milestones. The fair value of options granted under this program were calculated by using a Monte Carlo simulation for the equity market condition tranches and the Black-Scholes-Merton option pricing method on the performance-based tranches. As of June 17, 2025, a total of 5,359,500 of these options that were unvested were cancelled after receipt of stockholder approval at the Company’s 2025 Annual Shareholders Meeting for such cancellation coupled with a simultaneous issuance of new RSUs and PSU to those remaining option holders as described in Note 13. Stock-based compensation expense associated with the Company's former LTIP for the years ended December 31, 2025, 2024, and 2023 was $1,180,356, $5,637,176, and $8,144,734, respectively.

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

As of December 31, 2025, all of our leases are considered operating leases. Operating lease right-of-use assets and liabilities were included on our Consolidated Balance Sheets beginning January 1, 2019. The Company does not have any finance leases as of December 31, 2025.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB released Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires enhanced disaggregation in the rate reconciliation and disclosures of income taxes paid by jurisdiction. The Company elected to apply the amendments in this ASU on a retrospective basis to all periods presented in the consolidated financial statements. Accordingly, the prior-period income tax rate reconciliation and income taxes paid disclosures have been recast to conform to the current-year presentation. The adoption of this standard resulted in increased disclosures but did not impact the Company's financial position, results of operations, or cash flows.

Recent Accounting Pronouncements

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

In July 2024, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company is currently evaluating the impact on its financial statements and related disclosures. The Company does not expect the adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.

Note 2 – Revenue Recognition and Contracts with Customers

Disaggregated Revenue

The Company’s total revenue was comprised of two major product categories: Products Sales (which include smart glasses, software, and accessories) and Engineering Services (which include engineering services fees and related ODM/OEM services and product sales, as well as waveguide and display engine component sales). The following table summarizes the revenue recognized by product line:

	For the Years Ended December 31,
	2025	2024	2023
Revenues
Products Sales	$4,676,632	$4,487,202	$10,760,352
Engineering Services	1,603,979	1,267,354	1,368,787

Total Revenue	$6,280,611	$5,754,556	$12,129,139

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

Performance Obligations

Revenues from our performance obligations are typically satisfied at a point-in-time for Product Sales, which are recognized when the customer obtains control and ownership, which is generally upon shipment. The Company considers shipping and handling activities performed to be fulfillment activities and not a separate performance obligation. The Company also records revenue for performance obligations relating to our Engineering Services both at a point-in-time and over time. For those performance obligations recognized over time, the input method is utilized for measuring progress toward satisfying the performance obligations. Satisfaction of these performance obligations is measured by the Company’s costs incurred as a percentage of total expected costs to project completion, as the inputs of actual costs incurred by the Company are directly correlated with progress toward completing the contract. As such, the Company believes that our methodologies for recognizing revenue both at a point-in-time and over time for our Engineering Services correlate directly with the transfer of control of the underlying assets to our customers.

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

As of December 31, 2025 and 2024, there were $47,025 and $109,725, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	2025	2024	2023
Point-in-Time	81%	78%	89%
Over Time – Input Method	19%	22%	11%

Total	100%	100%	100%

Remaining Performance Obligations

As of December 31, 2025, the Company had $1,836,670 of remaining performance obligations under current waveguide and other development projects, including initial product production, which represents the remainder of transaction prices totaling $3,737,168 under these development projects, which commenced in 2023 and 2025, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon the following expected due dates: 37% in 2026 and 63% in 2027. Revenues earned less amounts invoiced at December 31, 2025, in the amount of $533,665 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

As of December 31, 2024, the Company had $2,051,502 of remaining performance obligations under a current waveguide development project, including its initial product production, which represents the remainder of transaction prices totaling $3,500,000 under this development project, which commenced in 2023, less revenue recognized under percentage of completion to date.

The Company had no material outstanding performance obligations related to product sales, other than its standard product warranty.

Note 3 — Inventories, Net

Inventories consisted of the following:

	December 31,	December 31,
	2025	2024

Purchased Parts and Components	$5,369,273	$8,615,537
Work-in-Process	198,207	264,715
Finished Goods	2,689,458	3,877,549
Less: Reserve for Obsolescence	(6,068,188)	(7,944,575)

Inventories, Net	$2,188,750	$4,813,226

In addition to its normal Reserve for Obsolescence provision, the Company reserved as of December 31, 2025 additional provisions for expected surplus component parts and obsolescence in excess of its currently planned existing product builds in 2026 on most of its existing smart glass product models in anticipation of the planned introduction of newer models, which would logically replace the existing models when introduced. The disposal value of the excess components that could not be used in future models is unknown, so a 100% obsolescence provision has been accrued.

During the year ended December 31, 2025, the Company recorded an additional provision for gross inventory of $503,400 and converted into finished goods or physically disposed of $2,379,787 of inventory that was fully provisioned for in the previous year. During the year ended December 31, 2024, the Company recorded an obsolescence provision for gross inventory of $4,167,917 and disposed of $1,998,893 of inventory that was fully provisioned for.

The total obsolescence provisions totaled $6,068,188 and $7,944,575 for the years ended December 31, 2025 and 2024, respectively. The changes to these provisions are included in Cost of Sales on the Consolidated Statements of Operations.

Note 4 — Fixed Assets, Net

Fixed Assets consisted of the following:

	December 31,	December 31,
	2025	2024
Tooling and Manufacturing Equipment	$10,348,958	$8,313,749
Leasehold Improvements	2,809,745	2,840,176
Computers and Purchased Software	612,524	679,139
Furniture and Equipment	2,502,286	2,478,888
	16,273,513	14,311,952
Less: Accumulated Depreciation	(8,647,275)	(6,727,668)
Fixed Assets, Net	$7,626,238	$7,584,284

Total depreciation expense for fixed assets for the years ended December 31, 2025, 2024, and 2023 was $1,919,386, $1,819,883, and $1,036,578, respectively.

As of December 31, 2025 and 2024, there was $2,602,784 and $4,931,005, respectively, of fixed assets that were not yet placed into service.

Note 5 — Patents and Trademarks, Net

	December 31,	December 31,
	2025	2024
Patents and Trademarks	$4,841,560	$4,286,743
Less: Accumulated Amortization	(1,482,494)	(1,287,983)
Patents and Trademarks, Net	$3,359,066	$2,998,760

Total amortization expense for patents and trademarks for the years ended December 31, 2025, 2024, and 2023 was $194,510, $189,216 and $183,690, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $323,000. For the years ended December 31, 2025 and 2024 we recorded nil in patent impairment charges and in the year ended December 31, 2023 we recorded $41,869 in patent impairment charges.

Note 6 — Technology Licenses, Net

	December 31,	December 31,
	2025	2024

Licenses	$2,443,356	$32,443,356
Write-Offs	—	(30,000,000)
Less: Accumulated Amortization	(1,883,383)	(1,682,313)
Licenses, Net	$559,973	$761,043

Total amortization expense related to these intangible technology licenses in the years ended December 31, 2025, 2024, and 2023 was $201,069, $1,553,334, and $3,307,737, respectively. The estimated aggregate annual amortization expense for the next three fiscal years is approximately $202,000.

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

Subsequently, and in addition to the write-off of the Atomistic technology license discussed in Note 6, based upon the fact that Atomistic has lost future funding from the Company and most likely will not have adequate funds on its own to complete the project without raising additional funding from other third parties, the Company also determined the equity investment has been impaired and the Company recorded a charge of $5,784,125 for the period ended December 31, 2024. The Company will retain an equity interest in Atomistic, the right to appoint a member to the Atomistic board of directors and certain other rights as an equity owner pursuant to the stock purchase agreement and shareholders’ agreement entered into in connection with the License Agreement. The Company’s equity interest in Atomistic entitles it to a preferential allocation to 49% of the distributable amounts in the event of a liquidation event, such as an acquisition of Atomistic or its assets.

Future royalties of the license and the 49% liquidation preferred allocation value, if any, are considered gain contingencies and will not be recorded until any specific events materialize.  At this specific point in time, the Company is unable to reasonably estimate a value for these contingencies and therefore recorded a full impairment against the license and the investment in Atomistic preferred shares due to such uncertainty of potential outcomes.

Note 8 – Other Assets

The Company’s other assets consist of the following:

	December 31,	December 31,
	2025	2024
Investments (fair value not readily determinable)	$650,000	$650,000
Additions	50,000	—
Write-offs	(400,000)	—
Total Investments (at cost)	300,000	650,000

Software Development Costs	1,000,000	1,000,000
Additions	—	—
Less: Accumulated Amortization	(972,222)	(805,555)
Software Development Costs, Net	27,778	194,445

Total Other Assets	$327,778	$844,445

During the year ended December 31, 2021, the Company acquired, for a purchase price of $200,000, an ownership interest of 3%, in the form of preferred stock, in a private corporation developing smart glasses software for use by retailers in the stockkeeping of inventory, amongst other uses. In the year ended December 31, 2023, the Company purchased an additional $100,000 of preferred stock in this corporation through a subsequent round of funding in order to retain a 2% ownership interest. This investment was determined to be fully impaired in value as of December 31, 2025 and its net value is now considered zero.

In June 2023, the Company purchased $100,000 of preferred stock, along with warrants, in a UK-based public company developing new semiconductor materials for displays. The investment represents less than a 1% ownership interest. This investment was determined to be fully impaired in value as of December 31, 2025 and its net value is now considered zero.

During 2020, the Company invested $500,000 in Android operating systems upgrades for its CPU platform used in its M400 and M4000 products, which was recorded as Software Development Costs. This upgrade was completed and placed into service in the beginning of the fourth quarter of 2020.  This capitalized asset is being amortized on a straight-line basis over its expected product life span of thirty-six (36) months, which began on October 1, 2020 and became fully amortized in 2023. In October 2021 and the first quarter of 2022, the Company invested $250,000 and $125,000, respectively, for further Android operating systems version upgrades to the CPU platform it uses in its M400 and M4000 products. During the year ended December 31, 2023, the Company made a final investment of $125,000 in these software system upgrades, which were placed into service during the second quarter of 2023. These additional upgrades of $500,000 are being amortized on a straight-line basis over thirty-six (36) months.

Total amortization expense for capitalized software development costs for the years ended December 31, 2025, 2024, and 2023 was $166,667, $166,667 and $263,549, respectively, and are included in Cost of Sales – Products in the Consolidated Statements of Operations.

Note 9 — Accrued Expenses

Accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024

Accrued Product Development and Tooling Costs	$2,416,910	$—
Accrued Wages and Related Costs	756,933	417,266
Accrued Professional Services	213,712	240,000
Accrued Warranty Obligations	55,637	46,078
Other Accrued Expenses	147,215	242,408

Total	$3,590,407	$945,752

The Product Development and Tooling Costs of $2,416,910 have been expensed or capitalized, a portion of which will be amortized over future production of a specified number of units when the project is completed and commercially released. The Company expects amortization to commence in the first quarter of 2026.

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

The changes in the Company’s accrued warranty obligations for the years ended December 31, 2025, 2024, and 2023 were as follows:

Accrued Warranty Obligations at December 31, 2022	$159,927
Reductions for Settling Warranties	(286,851)
Warranties Issued During Year	315,173
Accrued Warranty Obligations at December 31, 2023	$188,249
Reductions for Settling Warranties	(276,787)
Warranties Issued During Year	134,616
Accrued Warranty Obligations at December 31, 2024	$46,078
Reductions for Settling Warranties	(130,740)
Warranties Issued During Year	140,299

Accrued Warranty Obligations at December 31, 2025	$55,637

Note 10 — Income Taxes

The Company files U.S. federal and various state and foreign tax returns.

Pre-tax earnings consisted of the following for the years ended:

	December 31,	December 31,	December 31,
	2025	2024	2023
Pre-Tax Income (Loss)
U.S.	$(31,501,564)	$(72,864,232)	$(49,035,562)
Outside the U.S.	(771,564)	(673,925)	(1,113,515)
Total Pre-Tax Income (Loss)	$(32,273,128)	$(73,538,157)	$(50,149,077)

The provision expense/(benefit) for income taxes for the years ended December 31, 2025, 2024, and 2023 was as follows:

	2025	2024	2023
U.S. Income Taxes:
Current Provision	$—	$—	$—
Deferred Provision	(6,002,161)	(13,257,284)	(7,207,958)
Valuation Allowance	6,002,161	13,257,284	7,207,958
Income Taxes Outside the U.S.:
Current Provision	—	—	—
Deferred Provision	(306,745)	(82,211)	297,343
Valuation Allowance	306,745	82,211	(297,343)
State Income Taxes:
Current Provision	—	—	—
Deferred Provision	(417,044)	(552,573)	(634,503)
Valuation Allowance	417,044	552,573	634,503
Total Provision	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the effective rates for the years ended December 31, 2025, 2024, and 2023 is as follows:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. Federal statutory tax rate	$(6,777,357)	21.0	$(15,443,013)	21.0	$(10,531,306)	21.0
State and local income taxes, net of federal
income tax effect	—	0.0	—	0.0	—	0.0
Foreign tax effects:
Germany	17,506	(0.1)	(17,414)	0.0	241,597	(0.5)
Japan:
NOL expiration	—	0.0	—		1,053,211	(2.1)
Change in valuation allowance	234,992	(0.7)	175,589	(0.2)	(676,708)	1.3
Other	(90,469)	0.3	(16,651)	0.0	(384,262)	0.8
Effect of changes in tax laws or rates enacted in
the current period	—	0.0	—	0.0	—	0.0
Effect of cross-border tax laws	—	0.0	—	0.0	265,769	(0.5)
Tax credits	(209,472)	0.6	—	0.0	(36,666)	0.1
Changes in valuation allowance	6,002,161	(18.6)	13,257,284	(18.0)	7,207,958	(14.4)
Nontaxable or nondeductible items:
Incentive stock options	280,906	(0.9)	700,490	(1.0)	595,925	(1.2)
Stock-based compensation (windfalls) shortfalls	(190,318)	0.6	103,096	(0.1)	109,839	(0.2)
Other	8,694	0.0	7,106	0.0	349,123	(0.7)
Changes in unrecognized tax benefits	—	0.0	—	0.0	—	0.0
Other adjustments:
Stock-based compensation adjustments for:
Executive compensation limitation	(166,112)	0.5	1,048,277	(1.4)	1,730,628	(3.5)
Expirations, forfeitures, and cancellations	693,946	(2.2)	113,056	(0.2)	21,098	0.0
Other	195,522	(0.5)	72,180	(0.1)	53,793	(0.1)
Net Effective Tax Rate	$—	0.0	$—	0.0	$—	0.0

Significant components of the Company’s deferred tax assets and liabilities at year end are as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Deferred Tax Assets:
Net Operating Loss Carryforwards	$54,622,812	$48,639,974	$42,538,219
Tax Credit Carryforwards	4,462,038	4,186,788	4,191,198
Inventory Valuation Adjustment	1,367,276	1,839,907	1,316,114
Stock-based Compensation	1,244,391	1,476,671	1,098,240
Lease Obligation Liability	221,167	107,546	65,628
Capitalized R&D	6,287,828	4,972,383	4,172,773
Intangible Assets	5,428,929	5,740,760	510,539
Investment in Atomistic	1,315,459	1,298,158	—
Other	343,898	192,038	627,529
Total Deferred Tax Assets	75,293,798	68,454,225	54,520,240

Deferred Tax Liabilities:

Lease Right of Use Asset	221,167	107,546	65,628
Total Deferred Tax Liabilities	221,167	107,546	65,628

Net Deferred Tax Assets Before Valuation Allowance	75,072,631	68,346,679	54,454,612
Valuation Allowance	(75,072,631)	(68,346,679)	(54,454,612)

Net Deferred Tax Assets	$—	$—	$—

As of December 31, 2025, the Company has approximately $250 million in U.S. Federal net operating loss (NOL) carry-forwards. Some of these NOL carryforwards will expire beginning in 2026 and others are not subject to expiration. Specifically, $74.3 million of the NOL carryforward will begin to expire in 2026 and as a result of the Tax Cuts and Jobs Act, the remaining NOL carryforwards have no expiration. In addition to the U.S. Federal NOL carryforward, the Company has state NOL carryforwards of approximately $15.8 million in various jurisdictions in which it files that will begin to expire in 2034. The Company also has approximately $4.5 million of U.S. Federal and state credit carryforwards. The credit carryforwards will begin to expire in 2026 and will be fully expired by 2045 if not utilized. Utilization of the NOL carry-forwards may be subject to an annual limitation in the case of sufficient equity ownership changes under Section 382 of the U.S. Federal tax law or the NOL's may expire unutilized.

In addition to the U.S. Federal and state attributes noted above, Vuzix Europe GmbH, a wholly owned subsidiary incorporated in Germany, has NOLs as of December 31, 2025 of $1.1 million that have no expiration. Vuzix Japan KK, a KK corporate entity wholly owned by the Company in Japan, has NOLs as of December 31, 2025 of $1.8 million that will expire in 2034.

As the result of the assessment of the FASB ASC 740-10 (“Prior Authoritative Literature: FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”), the Company has no unrecognized tax benefits.

The Company’s U.S. Federal and state tax matters for the years 2021 through 2024 remain subject to examination by the respective tax authorities.

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

The One Big Beautiful Bill Act ("OBBB") was signed into law on July 4, 2025. The OBBB makes changes to U.S. corporate income tax, including immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025; reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025; and international tax provisions modifying global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII"), and base erosion and anti-abuse tax ("BEAT"). There is no significant impact from the OBBB on the Company.

Note 11 — Mezzanine Equity and Stockholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of December 31, 2025 and December 31, 2024. Of this total, 49,626 shares are designated as Series A Preferred Stock and 800,000 shares are designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”). There were nil shares of Series A Preferred Stock issued and outstanding on December 31, 2025 and December 31, 2024, and there were 419,959 and nil shares of Series B Preferred Stock issued and outstanding as of December 31, 2025 and December 31, 2024, respectively.

Each share of Series B Preferred Stock is convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for stock splits, stock dividends, and similar transactions. The Company may, at its option at any time after notice, redeem the Series B Preferred Stock that is outstanding, subject to the conversion rights of the holder. The Series B Preferred Stock does not entitle the holders to voting rights, except with respect to certain actions which will require the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock, or as required by law.

The Series B Preferred Stock entitles the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly in cash. During the years ended December 31, 2025 and 2024, there were $22,409 and nil preferred dividends paid, respectively. As of December 31, 2025, total accumulated and unpaid preferred dividends were $39,923. There were no accrued preferred dividends as of December 31, 2024.

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

Common Stock

As of December 31, 2025, the Company’s authorized common stock consists of 200,000,000 shares, par value of $0.001, an increase from 100,000,000 shares as of December 31, 2024, which increase was effective upon the Company’s filing of an amendment to the Company’s certificate of incorporation with the Secretary of State of Delaware on June 20, 2025. There were 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025 and 76,553,694 shares issued and 75,974,022 shares outstanding as of December 31, 2024.

On September 3, 2024, Vuzix entered into a Securities Purchase Agreement (“SPA”) with Quanta Computer Inc. (“Quanta”), for the sale by the Company to Quanta of (i) $10,000,000 of the Company’s common stock, and (ii) up to $10,000,000 of the Company’s newly created Series B Convertible Preferred Stock.

The first closing under the SPA, for the sale of $10,000,000 of the Company’s common stock at a purchase price of $1.30 per share, occurred on September 13, 2024, resulting in the issuance of 7,692,307 shares of the Company’s common stock.

The second closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock occurred on June 13, 2025, when the Company demonstrated the achievement of milestones required to complete the second closing under the SPA resulting in the issuance of 189,717 shares of Series B Preferred Stock at a purchase price of $26.35 per share. These shares are convertible into 1,897,170 shares of the Company’s common stock.

The third closing under the SPA, for the sale of $5,000,000 of the Company’s Series B Preferred Stock occurred on September 19, 2025, when the Company demonstrated the achievement of milestones required to complete the third closing under the SPA resulting in the issuance of 230,242 additional shares of Series B Preferred Stock at a purchase price of $21.72 per share. These shares are convertible into 2,302,420 shares of the Company’s common stock.

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

During the year ended December 31, 2025, the Company sold 4,539,476 shares of common stock for gross proceeds of $14,820,349 (average of $3.26 per share) under the ATM before deducting broker expenses paid by the Company of $533,533.

In the first quarter of 2026, the Company sold 2,000,000 shares of common stock for gross proceeds of $6,000,200 (average of $3.00 per share) under the ATM before deducting broker expenses paid by the Company of $216,007.

During the year ended December 31, 2024, the Company sold 2,259,431 shares of common stock for gross proceeds of $8,432,448 (average of $3.73 per share) under the ATM before deducting broker expenses paid by the Company of $252,973.

The Company is using the net proceeds from these sales for general corporate purposes, including working capital.

Note 12 — Stock-Based Compensation

The Company’s 2023 Equity Incentive Plan (“the 2023 Plan”) that allow for the grants of both incentive stock options or ISOs, which can result in potentially favorable tax treatment to the participant, and non-statutory stock options, stock awards, RSUs, and PSUs. The 2023 Plan was approved by the stockholders of the Company on June 15, 2023. The Company no longer issues any options, stock awards, RSUs, and PSUs under its prior 2014 Plan. The 2023 Plan no longer contains an “evergreen provision”. As of December 31, 2025, the authorized shares of common stock under the 2023 Plan were 12,641,637.

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

Equity awards issued or outstanding under the 2023 Plan are as follows:

2023
Plan
Outstanding or Exercised as of December 31, 2023	8,791,833
Available for future issuance under plan	3,849,804
Total authorized by plan	12,641,637

Outstanding or Exercised as of December 31, 2024	11,609,900
Available for future issuance under plan	1,031,737
Totals authorized by plan	12,641,637

Outstanding or Exercised as of December 31, 2025	9,846,529
Available for future issuance under plan	2,795,108
Totals authorized by plan	12,641,637

The 2023 Plan gives the Board of Directors of the Company the ability to determine vesting periods for all stock incentives granted under the 2023 Plan and allows stock option, RSU, and PSU terms to be up to ten years from the original grant date. Employees’ incentive stock options, RSUs, and PSUs typically vest at a minimum rate of 25% per year over a three or four year vesting term, commencing on the date of grant, or upon the achievement of performance targets in the case of PSUs.

The following table summarizes stock option activity related to the Company’s equity incentive plan, excluding options awarded under the former Long-term Incentive Plan (LTIP), for the years ended December 31, 2025, 2024, and 2023:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2022	2,805,673	$7.80	7.28
Granted	180,000	4.43
Exercised	(28,240)	1.33
Expired or Forfeited	(46,125)	11.33
Outstanding at December 31, 2023	2,911,308	$7.60	6.30
Granted	2,804,739	1.33
Exercised	(152,273)	1.43
Expired or Forfeited	(954,587)	6.40
Outstanding at December 31, 2024	4,609,187	$4.25	7.84
Granted	204,941	3.16
Exercised	(129,583)	1.33
Expired or Forfeited	(695,687)	6.73

Outstanding at December 31, 2025	3,988,858	$3.86	7.04

As of December 31, 2025, there were 3,744,326 options that were fully-vested and exercisable at a weighted average exercise price of $3.92 per share. The weighted average remaining contractual term on the vested options is 6.9 years. The unvested balance of 244,532 options as of December 31, 2025, are exercisable at a weighted average exercise price of $3.01 per share. The weighted average remaining contractual term on the unvested options is 8.8 years.

As of December 31, 2024, there were 1,812,818 options that were fully-vested and exercisable at a weighted average exercise price of $8.01 per share. The weighted average remaining contractual term on the vested options is 5.7 years. The unvested balance of 2,796,369 options as of December 31, 2024, were exercisable at a weighted average exercise price of $2.07 per share. The weighted average remaining contractual term on the unvested options was 9.4 years.

As of December 31, 2023, there were 2,093,850 options that were fully-vested and exercisable at a weighted average exercise price of $7.18 per share. The weighted average remaining contractual term on the vested options was 5.6 years. The unvested balance of 817,458 options as of December 31, 2023 were exercisable at a weighted average exercise price of $8.65 per share. The weighted average remaining contractual term on the vested options was 8.11 years.

The aggregate intrinsic value of the options exercised during the year ended December 31, 2025, 2024, and 2023 was approximately $68,325, $333,091, and $85,263, respectively. The aggregate intrinsic value of the options outstanding as of December 31, 2025, 2024, and 2023 was approximately $7,155,330, $9,801,292, and $563,874, respectively.

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

The following summary table shows the assumptions used to compute the fair value of stock options granted, excluding former LTIP, during 2025, 2024, and 2023 and their estimated value:

December 31,	2025		2024	2023
Assumptions for Black-Scholes:
Expected term in years	5.8		5.3 to 5.8	6.0 to 6.1
Volatility	90.47%	%	90.47% to 92.90%	86.97% to 88.42%
Risk-free interest rate	3.68% to 4.13%		4.01% to 4.64%	3.58% to 4.43%
Expected annual dividends	None		None	None
Value of options granted:
Number of options granted	204,941		2,804,739	180,000
Weighted average fair value per share	$1.96		$1.00	$3.34
Fair value of options granted	$401,348		$2,790,737	$600,345

Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur.

A summary of stock award, RSU and PSU activity related to the Company’s equity incentive plan, excluding bonus awards, for the year ended December 31, 2025, is as follows:

		Weighted Average
Stock Awards and Restricted Stock Units	Number of	Grant Date
	Shares/Units	Fair Value Per Share/Unit
Unvested at December 31, 2022	288,650	$5.64
Granted	96,525	5.18
Vested	(138,650)	5.64
Forfeited	—	—
Unvested at December 31, 2023	246,525	$5.46
Granted	232,766	1.41
Vested	(146,525)	5.34
Forfeited	—	—
Unvested at December 31, 2024	332,766	$2.68
Granted	1,144,305	2.54
Vested	(704,633)	2.54
Forfeited	—	—

Unvested at December 31, 2025	772,438	$2.61

Weighted Average
Performance Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2024	—	$—
Granted	1,504,431	2.37
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2025	1,504,431	$2.37

During the year ended December 31, 2025, the Company issued 95,238 shares of common stock to its independent board members as part of their annual retainer for services covering the period of July 2025 to June 2026. The fair market value on the date of award of the stock issued was $3.15, resulting in an aggregate fair value of $300,000. The fair market value of these awards is expensed over twelve (12) months beginning on July 1, 2025. Upon the death of one of our independent board members, 31,746 shares of common stock were immediately vested.

On August 5, 2025, the Company issued 65,295 shares of common stock to its new independent board member as part of their annual retainer for services covering the period of August 2025 to June 2026 and for a new member onboarding award. The fair market value on the date of award of the stock issued was $1.99, resulting in an aggregate fair value of approximately $129,937. The fair market value of these awards is expensed over eleven (11) months for 45,295 shares and twenty-three (23) months for 20,000 shares beginning on August 5, 2025.

On May 6, 2024, the Company implemented a voluntary Company-wide payroll reduction program for all employees, independent board members and contractors with optional salary or compensation reductions of 10% to 50% depending upon the respective base salary or compensation level for the period running from May 1, 2024 to April 30, 2025. The fair market value of these stock awards and stock option awards has been determined at $1.33 and $0.99, respectively, and a total of 824,711 stock awards and 2,756,116 stock option awards were issued with total fair market values of $1,096,865 and $2,728,555, respectively. The fair market value of these awards was expensed over twelve (12) months, which began on May 1, 2024 and these awards cliff vested on April 30, 2025.

The estimated cash savings was approximately $2,100,000 and resulted in the issuance of stock awards and stock options, at a rate of 150% or 200%, respectively, of the net cash wage reductions.

On March 19, 2025, the Company issued 509,571 RSUs and 207,404 PSUs to all employees of the Company, excluding certain members of senior management that were in the Company’s former LTIP described in Note 13. The fair market value on the date of award of the RSUs and PSUs was $2.30, resulting in an aggregate fair value of $1,649,041. The fair market value of these awards is being expensed over twenty and a half (20.5) months beginning March 19, 2025. The RSUs typically vest over time at a rate of one-third annually on each December 31st. The PSUs vest upon the achievement of certain revenue and EBITDA targets and, as of December 31, 2025, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 150%, an additional 103,702 PSUs could be issued and vest immediately. The fair market value on the date of award of these bonus awards was $2.30, resulting in an aggregate fair value of $238,515. As of December 31, 2025, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On June 17, 2025, the Company issued 297,027 RSUs and 297,027 PSUs to the executives and certain members of senior management of the Company as a replacement for the 5,089,500 stock options that were surrendered under the original LTIP (see Note 13 for additional details). The fair market value on the date of award of the RSUs and PSUs was $3.15, resulting in an aggregate fair value of $1,871,270. The RSUs vest over time at a rate of one-third annually on each December 31st. The PSUs vest upon the achievement of certain revenue and EBITDA targets and, as of September 30, 2025, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 125%, an additional 74,257 PSUs could be issued and vest immediately. The fair market value on the date of award of these bonus awards was $3.15, resulting in an aggregate fair value of $233,910. As of December 31, 2025, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On September 3, 2025, the Company issued 150,000 RSUs and 1,000,000 PSUs to its new President of its Enterprise Solutions business unit. The fair market value on the date of award of the RSUs and PSUs was $2.15, resulting in an aggregate fair value of $2,472,500. The RSUs will vest in equal portions quarterly over 12 months. The PSUs vest upon the achievement of certain revenue and EBITDA targets of the Company’s Enterprise Solutions business unit by December 31, 2028. As of December 31, 2025, these targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded total stock-based compensation expense related to stock options, stock awards, RSUs and PSUs but excluding awards under the Company’s former LTIP of $4,149,950, $5,928,198, and $4,566,253, respectively.

As of December 31, 2025, the Company had $3,162,583 of unrecognized stock-based compensation expense related to stock options, stock awards, RSUs, and PSUs considered probable, which will be recognized over a weighted average period of 1.7 years.

Note 13 – Long-term Incentive Plan

On March 17, 2021, the Company granted options to purchase a total of 5,784,000 shares of common stock to its officers and certain other members of its management team. The options were granted under the Company’s 2014 Incentive Stock Plan. The options had an exercise price of $19.00, with 375,000 options vesting immediately and the remaining portion vesting upon the achievement of certain equity market capitalization milestones, and revenue and EBITDA operational milestones. As of June 17, 2025, a total of 5,359,500 of these options that were unvested were cancelled after receipt of stockholder approval at the Company’s 2025 Annual Shareholders Meeting for such cancellation coupled with a simultaneous issuance of new RSUs and PSUs to those remaining option holders as described in Note 12.

The award exchange was accounted for as a modification under ASC Topic 718, Compensation—Stock Compensation. Under modification accounting, compensation cost to be recognized over the revised requisite service period includes the unrecognized cost of the original award that was previously deemed probable, the fair value of the new award if the prior award was not deemed probable, as well as any incremental cost, representing the excess of the fair value of the new awards over the fair value of the old award immediately prior to modification. As a result of the modification, there was a remaining fair market value of $1,871,276 and this cost will be recognized over the new requisite service period of the replacement awards, which is thirty and half months (30.5) beginning on June 17, 2025.

For the years ended December 31, 2025 and 2024, the Company recorded non-cash stock-based compensation expense of $1,180,356 and $5,637,176, respectively, for LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025. These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

Note 14 — Right-of-Use Assets and Liabilities

On September 23, 2025, the Company executed lease renewal agreements for both its current properties located in West Henrietta, New York extending the current lease terms to November 30, 2027. As a result, the Company recorded an additional Right-of-Use asset and Right-of-Use liability of $1,044,154 on the Consolidated Balance Sheets as of September 23, 2025. These amounts were non-cash in nature and therefore are excluded from the statement of cash flows.

Operating lease costs under our operating leases totaled $1,063,955, $725,913 and $828,007 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

As none of our leases provide an implicit interest rate, we use our incremental borrowing rate to determine our discount rate at lease inception based upon the information available at commencement in determining the present value of lease payments. As of December 31, 2025, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.9 years. As of December 31, 2024, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 0.9 years.

Future lease payments under operating leases as of December 31, 2025 were as follows:

2026	$567,184
2027	519,919
Total Future Lease Payments	1,087,103
Less: Imputed Interest	(84,078)
Total Lease Liability Balance	$1,003,025

Note 15 — Employee Benefit Plans

The Company has a Section 401(k) Savings Plan which covers employees who meet certain age and length of service requirements. Effective July 1, 2018, the Company’s Plan was amended to include a 100% match by the Company on all eligible employee salary deferrals. The Company’s matching contribution is limited to 3% of covered employee’s annual salary. Total 401(k) matching expense for the years ended December 31, 2025, 2024, and 2023 totaled $241,871, $283,614, and $332,717, respectively.

Note 16 — Litigation

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

The Company is not currently party to, nor is its property subject to, any material legal proceedings.

Note 17 — Geographic and Other Financial Information (Unaudited)

Geographic Financial Information (Unaudited)

Geographical revenue information, based on ship-to destination of the customers for the three years ended December 31, 2025, 2024, and 2023 is as follows (in thousands):

By Continent and Region:

	Fiscal Year
	2025		2024		2023
	Revenue	% of Total	Revenue	% of Total	Revenue	% of Total
North America	$4,406	70%	$3,190	56%	$6,335	52%
Europe	1,285	20%	1,970	34%	727	6%
Asia-Pacific	510	8%	418	7%	4,656	38%
Others	80	1%	177	3%	411	3%
Total Revenues	$6,281	100%	$5,755	100%	$12,129	100%

By Country:

	Fiscal Year
	2025			2024			2023
	Revenue	% of Total		Revenue	% of Total		Revenue	% of Total
U.S.	$4,252	68%	U.S.	$2,895	50%	U.S.	$6,213	51%
Netherlands	574	9%	Poland	984	17%	Japan	4,449	37%
Japan	333	5%	France	314	5%	Chile	316	3%
Others	1,122	18%	Others	1,562	27%	Others	1,151	9%
Total Revenues	$6,281	100%	Total Revenues	$5,755	100%	Total Revenues	$12,129	100%

Countries listed in the above table were those with revenues greater than 10% or one of the largest three for the years ended December 31, 2025, 2024, and 2023. The Company does not maintain significant amounts of long-lived assets outside of the United States.

Note 18 — Quarterly Financial Information (Unaudited)

The following table summarizes our unaudited quarterly financial information for the periods shown below (in thousands, except per share data):

	Fiscal Year 2025
	December 31,	September 30,	June 30,	March 31,
Revenue	$2,243	$1,161	$1,296	$1,581
Gross profit (loss)	375	(411)	(761)	(265)
Net loss	(8,615)	(7,354)	(7,666)	(8,638)
Net loss per share, basic and diluted	(0.12)	(0.09)	(0.10)	(0.11)

	Fiscal Year 2024
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,272	$1,386	$1,093	$2,004
Gross profit (loss)	(4,954)	(260)	(333)	(53)
Net loss	(13,656)	(9,222)	(40,612)	(10,048)
Net loss per share, basic and diluted	(0.16)	(0.14)	(0.62)	(0.16)

	Fiscal Year 2023
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,067	$2,180	$4,691	$4,191
Gross profit (loss)	(4,245)	(238)	972	876
Net loss	(19,880)	(10,983)	(9,045)	(10,241)
Net loss per share, basic and diluted	(0.32)	(0.17)	(0.14)	(0.16)

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation
3.2(11)	Amended and Restated Bylaws
3.3(2)	Amendment to Amended and Restated Certificate of Incorporation
3.4(3)	Amendment to Amended and Restated Certificate of Incorporation
3.5(4)	Certificate of Designation of Series A Preferred Stock
3.6(13)	Certificate of Designation of Series B Preferred Stock
3.7*	Amendment to Amended and Restated Certificate of Designation
4.1 (9)	Description of the Registrant’s Securities
10.1(5)**	Form of Indemnification Agreement by and between the registrant and each director and executive officer
10.2(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Paul Travers
10.3(5)**	Employment Agreement dated as of August 1, 2007 by and between the registrant and Grant Russell
10.4(6)	Shared Services Agreement, dated as of June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC
10.5(6)	Reseller Agreement, dated as June 15, 2012, by and between Vuzix Corporation and TDG Acquisition Company LLC.
10.6(6)	Restrictive Covenants Agreement, dated as June 15, 2012, by and between Paul Travers and TDG Acquisition Company LLC
10.7(7)	2014 Equity Incentive Plan
10.9 (10) †	Amendment No. 1 to agreements with TDG Acquisition Company, LLC
10.10 (12) #	License Agreement, dated December 16, 2022
10.11 (12) #	Stock Purchase Agreement, dated December 16, 2022
10.12 (12) #	Shareholders Agreement, dated December 16, 2022
10.13(13)	Securities Purchase Agreement, dated September 3, 2024
10.14(13)	Registration Rights Agreement, dated September 3, 2024
10.15 (14) ** #	Offer Letter between the Company and Dr. Chris Parkinson
14.1(8)	Code of Ethics
19*	Insider Trading Policy
21.1*	Subsidiaries
23.1*	Consent of Withum Smith + Brown, PC
31.1*	Certification of CEO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of CFO as required by Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Section 1350 CEO Certification
32.2***	Section 1350 CFO Certification
97 (15)	Clawback Policy
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

†       Confidential treatment granted as to certain portion

*       Filed herewith.

**     Indicates management contract or compensatory arrangement.

***   Furnished herewith.

# Portions of this agreement have been omitted.

(1)	Filed as an exhibit to Amendment No. 3 to the Registration Statement on Form S-1 filed October 16, 2009 and incorporated herein by reference.
(2)	Filed as an exhibit to the Current Report on Form 8-K filed February 7, 2013 and incorporated herein by reference.
(3)	Filed as an exhibit to the Current Report on Form 8-K filed June 30, 2014 and incorporated herein by reference.
(4)	Filed as an exhibit to the Current Report on Form 8-K filed January 2, 2015 and incorporated herein by reference.
(5)	Filed as an exhibit to the S-1 filed July 2, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Current Report on Form 8-K filed June 21, 2012 and incorporated herein by reference.
(7)	Filed with Definitive Proxy Statement on April 30, 2014 and incorporated herein by reference.
(8)	Filed as exhibit to 10-K filed March 30, 2016 and incorporated herein by reference.
(9)	Filed as exhibit to Form 10-K filed March 16, 2020 and incorporated herein by reference.
(10)	Filed as exhibit to Form 8-K filed October 10, 2018 and incorporated herein by reference.
(11)	Filed as exhibit to Form 8-K filed April 30, 2021 and incorporated herein by reference.
(12)	Filed as exhibit to Form 10-K filed March 1, 2023 and incorporated herein by reference.
(13)	Filed as exhibit to Form 8-K filed September 3, 2024 and incorporated herein by reference.
(14)	Filed as exhibit to Form 8-K filed September 8, 2025 and incorporated herein by reference.
(15)	Filed as exhibit to Form 10-K filed April 15, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul Travers	President, Chief Executive Officer	March 12, 2026
Paul Travers	and Director
(Principal Executive Officer)

/s/ Grant Russell	Chief Financial Officer,	March 12, 2026
Grant Russell	Executive Vice-President and Director
(Principal Financial and
Accounting Officer)

/s/ Alasdair MacKinnon	Director	March 12, 2026
Alasdair MacKinnon
/s/ Timothy Harned	Director	March 12, 2026
Timothy Harned
/s/ Paula Whitten-Doolin	Director	March 12, 2026
Paula Whitten-Doolin