Form 10-Q
period 2026-03-31
Vuzix Corp
filed 2026-05-14
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 14, 2026, there were 83,158,258 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and Cash Equivalents	$20,167,137	$21,150,213
Accounts Receivable, net of allowance for credit losses of $46,000 at March 31, 2026 and December 31, 2025.	874,743	1,627,635
Accrued Revenues in Excess of Billings	501,845	533,665
Other Receivables	95,794	379,615
Inventories, Net	1,796,116	2,188,750
Manufacturing Vendor Prepayments	348,717	256,090
Prepaid Expenses and Other Assets	996,474	1,059,759

Total Current Assets	24,780,826	27,195,727

Long-Term Assets
Fixed Assets, Net	8,424,168	7,626,238
Operating Lease Right-of-Use Assets, Net	872,177	1,003,025
Patents and Trademarks, Net	3,484,839	3,359,066
Technology Licenses, Net	509,705	559,973
Other Assets, Net	300,000	327,778

Total Assets	$38,371,715	$40,071,807

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,498,992	$685,010
Unearned Revenue	45,669	62,361
Accrued Expenses	1,911,948	3,590,407
Other Taxes Payable	47,767	49,513
Operating Lease Right-of-Use Liabilities	500,911	500,911

Total Current Liabilities	4,005,287	4,888,202

Long-Term Liabilities
Operating Lease Right-of-Use Liability	371,266	502,114

Total Liabilities	4,376,553	5,390,316

Mezzanine Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 419,959 Shares of Series B Preferred Stock Issued and Outstanding as of March 31, 2026 and December 31, 2025	10,000,000	10,000,000

Stockholders' Equity
Common Stock - $0.001 Par Value, 200,000,000 shares authorized; 83,737,930 shares issued and 83,158,258 shares outstanding as of March 31, 2026 and 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025	83,739	81,680
Additional Paid-in Capital	433,355,158	426,934,722
Accumulated Deficit	(406,967,234)	(399,858,410)
Treasury Stock, at cost, 579,672 shares as of March 31, 2026 and December 31, 2025	(2,476,501)	(2,476,501)

Total Stockholders' Equity	23,995,162	24,681,491

Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$38,371,715	$40,071,807

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2026	419,959	$10,000,000	81,679,367	$81,680	$426,934,722	$(399,858,410)	(579,672)	$(2,476,501)	$24,681,491
Stock-Based Compensation Expense	—	—	58,563	59	638,243	—	—	—	638,302
Preferred Stock Dividends	—	—	—	—	—	(37,500)	—	—	(37,500)
Proceeds from ATM Program, Net	—	—	2,000,000	2,000	5,782,193	—	—	—	5,784,193
Net Loss	—	—	—	—	—	(7,071,324)	—	—	(7,071,324)
Balance - March 31, 2026	419,959	$10,000,000	83,737,930	$83,739	$433,355,158	$(406,967,234)	(579,672)	$(2,476,501)	$23,995,162

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2025	—	$—	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985
Stock-Based Compensation Expense	—	—	—	—	2,927,227	—	—	—	2,927,227
Stock Option Exercises	—	—	24,852	25	1,772	—	—	—	1,797
Proceeds from ATM Program, Net	—	—	243,541	244	1,262,006	—	—	—	1,262,250
Net Loss	—	—	—	—	—	(8,637,626)	—	—	(8,637,626)
Balance - March 31, 2025	—	$—	76,822,087	$76,822	$411,406,888	$(376,160,576)	(579,672)	$(2,476,501)	$32,846,633

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2026	2025
Sales:
Sales of Products	$1,042,388	$1,324,073
Sales of Engineering Services	348,936	256,868

Total Sales	1,391,324	1,580,941

Cost of Sales:
Cost of Sales - Products Sold	1,472,172	1,610,730
Cost of Sales - Depreciation and Amortization	82,741	176,869
Cost of Sales - Engineering Services	214,322	58,460

Total Cost of Sales	1,769,235	1,846,059

Gross Loss	(377,911)	(265,118)

Operating Expenses:
Research and Development	3,028,355	2,605,840
Selling and Marketing	1,550,866	1,537,466
General and Administrative	2,133,942	3,960,984
Depreciation and Amortization	115,017	405,011

Total Operating Expenses	6,828,180	8,509,301

Loss From Operations	(7,206,091)	(8,774,419)

Other Income (Expense):
Investment Income	168,401	168,480
Other Taxes	(16,133)	(18,400)
Foreign Exchange Loss	(17,501)	(13,287)

Total Other Income, Net	134,767	136,793

Loss Before Provision for Income Taxes	(7,071,324)	(8,637,626)
Provision for Income Taxes	—	—

Net Loss	(7,071,324)	(8,637,626)
Preferred Stock Dividends	(37,500)	—
Loss Attributable to Common Shareholders	$(7,108,824)	$(8,637,626)

Basic and Diluted Net Loss per Common Share	$(0.09)	$(0.11)
Weighted-average Shares Outstanding - Basic and Diluted	81,873,827	76,218,256

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash Flows Used In Operating Activities
Net Loss	$(7,071,324)	$(8,637,626)
Non-Cash Adjustments
Depreciation and Amortization	492,628	632,148
Stock-Based Compensation	638,302	2,929,001
(Increase) Decrease in Operating Assets
Accounts Receivable	752,892	175,483
Accrued Revenues in Excess of Billings	31,820	364,932
Other Receivables	283,821	—
Inventories	392,634	537,103
Manufacturing Vendor Prepayments	(92,627)	144,505
Prepaid Expenses and Other Assets	63,285	159,696
Increase (Decrease) in Operating Liabilities
Accounts Payable	813,982	982,980
Accrued Expenses	(1,842,220)	(779,057)
Unearned Revenue	(16,692)	(17,199)
Income and Other Taxes Payable	(1,746)	54,411

Net Cash Flows Used in Operating Activities	(5,555,245)	(3,453,623)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(996,385)	(613,397)
Investments in Patents and Trademarks	(175,716)	(100,735)
Investments in Other Equity Assets	—	(50,000)

Net Cash Flows Used in Investing Activities	(1,172,101)	(764,132)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from ATM Program, Net	5,784,193	1,262,250
Preferred Dividends Paid	(39,923)	—

Net Cash Flows Provided by (Used in) Financing Activities	5,744,270	1,262,250

Net Increase (Decrease) in Cash and Cash Equivalents	(983,076)	(2,955,505)
Cash and Cash Equivalents - Beginning of Period	21,150,213	18,186,506

Cash and Cash Equivalents - End of Period	$20,167,137	$15,231,001

Supplemental Disclosures
Accrued Preferred Dividends included in Accrued Expenses	37,500	—
Depreciation and Amortization included in Research and Development Expense	294,870	50,268
Purchases of Fixed Assets included in Accrued Expenses	163,761	696,913

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (the “Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three months ended March 31, 2026 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2025, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Customer Concentrations

For the three months ended March 31, 2026, two customers represented 16% and 15%, of total product revenue and two customers represented 72% and 15%, of engineering services revenue. For the three months ended March 31, 2025, one customer represented 42% of total product revenue and three customers represented 43%, 36%, and 15% of engineering services revenue.

As of March 31, 2026, four customers represented 22%, 21%, 13%, and 11% of accounts receivable. As of December 31, 2025, two customers represented 55% and 35%, respectively, of accounts receivable.

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

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern, management is required to evaluate whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The going concern assumption underlies all GAAP financial reporting and presumes that the Company will continue normal business operations into the foreseeable future, unless such conditions or events raise substantial doubt about the Company’s ability to continue as a going concern.

Additional disclosure is required when there is substantial doubt about business continuity or substantial doubt that has not been alleviated by management’s mitigation plans. As required under applicable accounting standards, management has concluded that doubt may exist surrounding the Company's ability to meet its obligations within one year of the release of the financial statements.

The Company incurred net losses of $7,071,324 for the three months ended March 31, 2026; $32,273,128 for the year ended December 31, 2025; and $73,538,157 for the year ended December 31, 2024. The Company had net cash outflows from operations of $5,555,245 for the three months ended March 31, 2026; $18,789,272 for the year ended December 31, 2025; and $23,739,372 for the year ended December 31, 2024. As of March 31, 2026, the Company had an accumulated deficit of $406,967,234.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Delaying or curtailing discretionary and non-essential operating expenses and capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected profit margin contribution upon the future commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to ODM/OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under a sales agreement with an investment bank in an “at the market” offering. Since May 2024, the Company has raised $28,250,484, net of broker expenses, including $5,784,193 to date in 2026, under this sales agreement.

Management monitors the capital markets on an ongoing basis and may consider raising capital if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financing, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, Total Compensation, General and Administrative, and Intangible Asset and Equity Investment Impairment. These segment items for the three months ended March 31, 2026 and 2025 are:

	2026	2025

Sales	$1,391,324	$1,580,941

Less expenses:
Cost of Sales, excluding compensation	(1,339,761)	(1,406,346)
Research and Development, excluding compensation	(1,450,396)	(1,244,349)
General and Administrative, excluding compensation	(982,033)	(1,312,089)
Total Compensation	(4,111,788)	(5,411,308)
Other Segment Items	(578,670)	(844,475)
	(8,462,648)	(10,218,567)

Net Loss	$(7,071,324)	$(8,637,626)

Other Segment Items:

-	Selling and Marketing, excluding compensation expense;
-	Depreciation and Amortization, not included in Cost of Sales; and
-	Other Income.

Geographic Information

	Three Months Ended March 31,
	2026			2025
	Revenue	% of Total		Revenue	% of Total
U.S.	$937,211	67%	U.S.	$554,705	35%
Switzerland	160,684	12%	Netherlands	538,560	34%
Japan	115,965	8%	Singapore	101,334	6%
Others	177,464	13%	Others	386,342	25%
Total Revenues	$1,391,324	100%	Total Revenues	$1,580,941	100%

All long-lived assets are located in the U.S.

Recently Adopted Accounting Pronouncements

In July 2024, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The Company adopted ASU 2025-05 as of January 1, 2026. The guidance provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company elected to apply the practical expedient in estimating expected credit losses on its applicable financial assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

The following table summarizes the revenue recognized by major product line:

	Three Months Ended
	March 31,
	2026	2025
Revenues
Products Sales	$1,042,388	$1,324,073
Engineering Services	348,936	256,868

Total Revenue	$1,391,324	$1,580,941

Significant Judgments

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized by major product line. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales. For Engineering Services, performance obligations are recognized over time using the input method, and the estimated costs to complete each project are considered significant judgments.

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

Our standard product sales include a twelve (12) month assurance-type product warranty. In the case of certain ODM/OEM products and waveguide sales, some include a standard product warranty of up to eighteen (18) months to allow distribution channels to offer the end customer a full twelve (12) months of coverage. We offer an extended warranty to customers that extends the standard product warranty on product sales for an additional twelve (12) month period. All revenue related to extended product warranty sales is deferred and recognized over the extended warranty period. Our Engineering Services contracts vary from contract to contract but typically include payment terms of Net 30 days from the date of billing, subject to an agreed upon customer acceptance period.

As of March 31, 2026 and December 31, 2025, there were $31,350 and $47,025, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Point-in-Time	92%	84%
Over Time – Input Method	8%	16%

Total	100%	100%

Remaining Performance Obligations

As of March 31, 2026, the Company had $1,898,155 of remaining performance obligations under current waveguide and other development projects, including initial product production, which represents the remainder of transaction prices totaling $3,650,000 under these development projects, which commenced in 2023 and 2025, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon the following expected due dates: 34% in 2026 and 66% in 2027. Revenues earned less amounts invoiced at March 31, 2026, in the amount of $501,845 are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

As of December 31, 2025, the Company had $1,836,670 of remaining performance obligations under current waveguide and other development projects, which represented the remainder of transaction prices totaling $3,737,168 under this development project less revenue recognized under percentage of completion to date.

As of March 31, 2026, the Company had no material outstanding performance obligations related to product sales, other than its standard and extended product warranties.

Note 3 – Loss Per Share

Basic earnings per share is computed by dividing net income (loss) less preferred dividends, whether paid or accrued, on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options, vesting of Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options, RSUs, PSUs, and the conversion of any preferred shares are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses for the three months ended March 31, 2026 and 2025, all outstanding instruments would be anti-dilutive. As of March 31, 2026 and 2025, there were 10,243,218 and 10,318,176 common stock share equivalents, respectively, potentially issuable from the exercise of stock options, vesting of RSUs and PSUs, and the conversion of preferred stock that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	March 31,	December 31,
	2026	2025

Purchased Parts and Components	$6,341,694	$5,369,273
Work-in-Process	198,694	198,207
Finished Goods	1,341,208	2,689,458
Less: Reserve for Obsolescence	(6,085,480)	(6,068,188)

Inventories, Net	$1,796,116	$2,188,750

During the three months ended March 31, 2026 and 2025, the Company disposed of nil and $1,125,711, respectively, of inventory that was fully provisioned for as obsolete in the previous year.

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	March 31,	December 31,
	2026	2025
Tooling and Manufacturing Equipment	$11,194,881	$10,348,958
Leasehold Improvements	2,939,899	2,809,745
Computers and Purchased Software	639,890	612,524
Furniture and Equipment	2,661,411	2,502,286
	17,436,081	16,273,513
Less: Accumulated Depreciation	(9,011,913)	(8,647,275)
Fixed Assets, Net	$8,424,168	$7,626,238

Total depreciation expense for fixed assets for the three months ended March 31, 2026 and 2025, was $364,639 and $496,020, respectively.

As of March 31, 2026 and December 31, 2025, there were $3,711,754 and $2,602,784, respectively, of manufacturing fixed assets that are not yet placed into service and, therefore, are not currently being depreciated.

Note 6 – Patents and Trademarks

Patents and Trademarks consisted of the following:

	March 31,	December 31,
	2026	2025
Patents and Trademarks	$5,017,275	$4,841,560
Less: Accumulated Amortization	(1,532,436)	(1,482,494)
Patents and Trademarks, Net	$3,484,839	$3,359,066

Total amortization expense for patents and trademarks for the three months ended March 31, 2026 and 2025 was $49,943 and $44,193, respectively.

Note 7 – Technology Licenses, Net

Technology Licenses consisted of the following:

	March 31,	December 31,
	2026	2025

Licenses	$2,443,356	$2,443,356
Write-Offs	—	—
Less: Accumulated Amortization	(1,933,651)	(1,883,383)
Licenses, Net	$509,705	$559,973

Total amortization expense related to technology licenses for the three months ended March 31, 2026 and 2025 was $50,268 and $50,268, respectively.

Note 8 - Other Assets

The Company’s Other Assets were as follows:

	March 31,	December 31,
	2026	2025
Investments (fair value not readily determinable)	$300,000	$650,000
Additions	—	50,000
Write-offs	—	(400,000)
Total Investments (at cost)	300,000	300,000

Software Development Costs	1,000,000	1,000,000
Additions	—	—
Less: Accumulated Amortization	(1,000,000)	(972,222)
Software Development Costs, Net	—	27,778

Total Other Assets	$300,000	$327,778

Total amortization expense related to all software updates, included in cost of sales in 2025 and now fully amortized, for the three months ended March 31, 2026 and 2025 was $27,778 and $41,668, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025

Accrued Product Development and Tooling Costs	$1,125,257	$2,416,910
Accrued Wages and Related Costs	430,984	756,933
Accrued Professional Services	170,000	213,712
Accrued Warranty Obligations	80,388	55,637
Other Accrued Expenses	105,319	147,215

Total	$1,911,948	$3,590,407

The Product Development and Tooling Costs of $1,125,257 at March 31,2026 have been expensed as research and development expense or were capitalized as manufacturing assets. The capitalized tooling costs portion will be amortized and the deferred development expense portion will be paid to the vendor over the related product’s future production of a specified number of units.

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

The changes in the Company’s accrued warranty obligations for the three months ended March 31, 2026, were as follows:

Accrued Warranty Obligations at December 31, 2025	$55,637
Reductions for Settling Warranties	(6,521)
Warranties Issued During Year	31,272

Accrued Warranty Obligations at March 31, 2026	$80,388

Note 10 – Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded against deferred tax assets.

Note 11 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of March 31, 2026 and December 31, 2025. Of this total, 49,626 shares are designated as Series A Preferred Stock and 800,000 shares are designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”). There were nil shares of Series A Preferred Stock issued and outstanding on March 31, 2026 and December 31, 2025, and there were 419,959 shares of Series B Preferred Stock issued and outstanding as of March 31, 2026 and December 31, 2025.

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

A summary of the Series B Preferred Stock issued through March 31, 2026 is as follows:

Quanta Computer Investments	Series B Preferred Stock - Shares Issued	Series B Preferred Stock - Paid-in Capital	Series B Preferred Stock - Conversion Price	Common Stock to be issued upon Conversion
Tranche 2 or Second Closing	189,717	$5,000,000	$26.35	1,897,170
Tranche 3 or Third Closing	230,242	$5,000,000	$21.72	2,302,420
Totals	419,959	$10,000,000		4,199,590

The Series B Preferred Stock entitles the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly in cash. During the three months ended March 31, 2026 and the year ended December 31, 2025, there were $39,923 and $22,409 of preferred dividends paid, respectively. As of March 31, 2026 and December 31, 2025, total accumulated and unpaid preferred dividends were $37,500 and $39,923, respectively.

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

Common Stock

As of March 31, 2026, the Company’s authorized common stock consists of 200,000,000 shares, par value of $0.001. There were 83,737,930 shares issued and 83,158,258 shares outstanding as of March 31, 2026 and 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025.

On June 13, 2025 and September 19, 2025, upon the second and third closings of the SPA with Quanta, 189,717 and 230,242 shares of Series B Preferred Stock were issued, respectively. The 419,959 shares of Series B Preferred Stock outstanding as of March 31, 2026 are convertible into 4,199,590 shares of common stock.

ATM Program

The Company filed a Registration Statement on Form S-3 with the SEC that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under a sales agreement with an investment bank in an “at the market” (“ATM”) offering.

During the three months ended March 31, 2026, the Company sold 2,000,000 shares of common stock for gross proceeds of $6,000,200 (average of $3.00 per share) under the ATM before deducting broker expenses paid by the Company of $216,007.

During the three months ended March 31, 2025, the Company sold 243,541 shares of common stock for gross proceeds of $1,301,288 (average of $5.34 per share) under the ATM before deducting broker expenses paid by the Company of $39,039.

The Company is using the net proceeds from these sales for general corporate purposes, including working capital.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s standard employee incentive plan for the three months ended March 31, 2026, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2025	3,988,858	$3.86	7.04
Granted	—	—
Exercised	—	—
Expired or Forfeited	(50,729)	3.10

Outstanding at March 31, 2026	3,938,129	$3.87	6.74

The weighted average remaining contractual term for all options as of March 31, 2026 and December 31, 2025, was 6.74 years and 7.04 years, respectively.

As of March 31, 2026, there were 3,762,490 options that were fully vested and exercisable at a weighted average exercise price of $3.92 per share. The weighted average remaining contractual term of the vested options is 6.64 years.

As of March 31, 2026, there were 175,639 unvested options exercisable at a weighted average exercise price of $2.90 per share. The weighted average remaining contractual term of the unvested options is 8.65 years.

A summary of RSA, RSU, and PSU activity related to the Company’s standard employee incentive plan and long-term incentive plan, excluding bonus awards, for the three months ended March 31, 2026, is as follows:

		Weighted Average
Restricted Stock Awards and Restricted Stock Units	Number of	Grant Date
	Shares/Units	Fair Value Per Share/Unit
Unvested at December 31, 2025	772,438	$2.61
Granted	12,987	3.85
Vested	(37,500)	2.15
Forfeited	—	—

Unvested at March 31, 2026	747,925	$2.66

Weighted Average
Performance Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2025	1,504,431	$2.37
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2026	1,504,431	$2.37

For the three months ended March 31, 2026 and 2025, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s former LTIP, of $638,302 and $1,702,802, respectively.

As of March 31, 2026, the Company had $2,577,130 of unrecognized stock-based compensation expense related to stock options, RSAs, RSUs, and PSUs considered probable, which will be recognized over a weighted average period of 1.5 years.

For the three months ended March 31, 2025, the Company recorded non-cash stock-based compensation expense of $1,226,154 for the former LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025.

These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

Note 13 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of March 31, 2026, were as follows:

2026	$425,388
2027	519,919
Total Future Lease Payments	945,307
Less: Imputed Interest	(73,130)
Total Lease Liability Balance	$872,177

Operating lease costs under the operating leases totaled $290,591 and $208,766 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.7 years.

Note 14 – Litigation

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based upon the developments in these matters. A liability is recorded in the consolidated financial statements if the Company believes it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows. With respect to these matters, based upon management’s current knowledge, the Company believes that the amount or range of any reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is not currently party to, nor is its property subject to any material legal proceedings.

Note 15 – Subsequent Events

On April 24, 2026, the Company issued 593,797 RSUs and 302,727 PSUs to all non-executive employees of the Company. The fair market value on the date of award of the RSUs and PSUs was $2.39 per unit. The RSUs will vest over time at a rate of one-third annually on each December 15, 2026, 2027, and 2028. The PSUs will vest upon the achievement of certain revenue and EBITDA targets before December 31, 2028.

On April 29, 2026, the Company issued 335,218 RSUs and 335,218 PSUs to its CEO and CFO. The fair market value on the date of award of the RSUs and PSUs was $2.41 per unit. The RSUs will vest over time at a rate of one-third annually on each December 15, 2026, 2027, and 2028. The PSUs will vest upon the achievement of certain revenue and EBITDA targets before December 31, 2028.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the financial statements and related notes appearing elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Management believes certain factors and trends are important in understanding our financial performance. The critical accounting policies, judgments and estimates we believe have the most significant effect on our consolidated financial statements are:

●	Valuation of inventories;
●	Going concern;
●	Evaluation of liabilities to equity and derivatives;
●	Variable interest entities;
●	Investments in equity securities;
●	Carrying value of long-lived assets, goodwill and other intangible assets;
●	Software development costs;

●	Revenue recognition;
●	Product warranty;
●	Stock-based compensation; and
●	Income taxes.

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our accounting policies for the three months ended March 31, 2026.

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

With respect to our Smart Glasses and AI/AR products, we are focused on the enterprise, defense, medical, security, and select consumer applications. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes, and display resolutions, along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AI/AR and Smart Glasses products, waveguide optics, microLEDs and display engine technology.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table compares the Company’s consolidated statements of operations data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
			Dollar	% Increase
	2026	2025	Change	(Decrease)

Sales:
Sales of Products	$1,042,388	$1,324,073	$(281,685)	(21)%
Sales of Engineering Services	348,936	256,868	92,068	36%

Total Sales	1,391,324	1,580,941	(189,617)	(12)%

Cost of Sales:
Cost of Sales - Products Sold	1,472,172	1,610,730	(138,558)	(9)%
Cost of Sales - Depreciation and Amortization	82,741	176,869	(94,128)	(53)%
Cost of Sales - Engineering Services	214,322	58,460	155,862	267%

Total Cost of Sales	1,769,235	1,846,059	(76,824)	(4)%

Gross Loss	(377,911)	(265,118)	(112,793)	43%
Gross Loss %	(27)%	(17)%

Operating Expenses:
Research and Development	3,028,355	2,605,840	422,515	16%
Selling and Marketing	1,550,866	1,537,466	13,400	1%
General and Administrative	2,133,942	3,960,984	(1,827,042)	(46)%
Depreciation and Amortization	115,017	405,011	(289,994)	(72)%

Loss from Operations	(7,206,091)	(8,774,419)	1,568,328	(18)%

Other Income (Expense):
Investment Income	168,401	168,480	(79)	(0)%
Other Taxes	(16,133)	(18,400)	2,267	(12)%
Foreign Exchange Loss	(17,501)	(13,287)	(4,214)	32%

Total Other Income, Net	134,767	136,793	(2,026)	(1)%

Net Loss	$(7,071,324)	$(8,637,626)	$1,566,302	(18)%

Sales.   There was a decrease in total sales for the three months ended March 31, 2026, compared to the same period in 2025 of $189,617, or 12%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2026	Total Sales	March 31, 2025	Total Sales	Change	(Decrease)
Sales of Products	$1,042,388	75%	$1,324,073	84%	$(281,685)	(21)%
Sales of Engineering Services	348,936	25%	256,868	16%	92,068	36%
Total Sales	$1,391,324	100%	$1,580,941	100%	$(189,617)	(12)%

Sales of products decreased by 21% for the three months ended March 31, 2026, compared to the same period in 2025.

Sales of engineering services and OEM products for the three months ended March 31, 2026, were $348,936 compared to $256,868 in the comparable 2025 period, an increase of 36%.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2026	Total Sales	March 31, 2025	Total Sales	Change	(Decrease)
Product Cost of Sales	$859,444	62%	$1,026,615	65%	$(167,171)	(16)%
Manufacturing Overhead - Unapplied	612,728	44%	584,115	37%	28,613	5%
Depreciation and Amortization	82,741	6%	176,869	11%	(94,128)	(53)%
Engineering Services Cost of Sales	214,322	15%	58,460	4%	155,862	267%

Total Cost of Sales	1,769,235	127%	1,846,059	117%	(76,824)	(4)%

Gross Loss	$(377,911)	(27)%	$(265,118)	(17)%	$(112,793)	43%

For the three months ended March 31, 2026, there was a gross loss from total sales of $377,911, or 27%, compared to a gross loss of $265,118, or 17% in the comparable period in 2025. The increased gross loss was primarily due to lower total sales as compared to the comparable 2025 period.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $28,613, or 5% for the three months ended March 31, 2026 compared to the 2025 comparable period. As a percentage of total sales, such costs increased to 44% compared to 37% in 2025 due to lower product revenue and lower production levels of new product, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and Amortization included in cost of sales decreased by $94,128, or 53%, for the three months ended March 31, 2026 versus the comparable period 2025.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2026	Total Sales	March 31, 2025	Total Sales	Change	(Decrease)
Research and Development Expenses	$2,905,860	209%	$2,266,112	143%	$639,748	28%
Related Stock-based Compensation (non-cash)	122,495	9%	339,728	21%	(217,233)	(64)%
Total Research and Development Costs	$3,028,355	218%	$2,605,840	165%	$422,515	16%

Total research and development expenses for the three months ended March 31, 2026 increased by $422,515, or 16%, compared to the comparable period in 2025. This increase was largely due to a $433,703 increase in cash salary and benefits related expenses due to headcount increases; a $244,601 increase in depreciation related to under-utilized new manufacturing equipment still being used primarily for R&D purposes, which were still being built in the comparable period; a $75,494 increase in rent and utilities expenses related to our new California-based waveguide research and development facility that we did not have in the first quarter of 2025; and a $37,932 increase in computer software subscription expenses; partially offset by a $217,233 decrease in non-cash stock-based compensation expenses and a $188,919 decrease in external development costs.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2026	Total Sales	March 31, 2025	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$1,482,191	107%	$1,176,764	74%	$305,427	26%
Related Stock-based Compensation (non-cash)	68,675	4%	360,702	22%	(292,027)	(81)%
Total Selling and Marketing	$1,550,866	111%	$1,537,466	97%	$13,400	1%

Total selling and marketing expenses for the three months ended March 31, 2026 increased by $13,400, or 1% compared to the comparable period in 2025. This increase was due to a $254,426 increase in cash salary and benefits related expenses due to headcount increases; and a $47,663 increase in travel related expenses; offset by a $292,027 decrease in non-cash stock-based compensation expense; and a decrease of $21,572 in advertising and tradeshow expenses.

General and Administrative.  General and administrative expenses include professional fees, IR costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	March 31, 2026	Total Sales	March 31, 2025	Total Sales	Change	(Decrease)
General and Administrative Expenses	$1,729,842	124%	$1,826,989	116%	$(97,147)	(5)%
Related Stock-based Compensation (non-cash)	404,100	29%	2,133,995	135%	(1,729,895)	(81)%
Total General and Administrative	$2,133,942	153%	$3,960,984	251%	$(1,827,042)	(46)%

Total general and administrative expenses for the three months ended March 31, 2026, decreased by $1,827,042, or 46%, compared to the comparable period in 2025. The decrease was largely due to a $1,729,895 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025, and the termination of the Company’s original LTIP, which was cancelled on June 16, 2025; a $304,376 decrease in IR and shareholder related expenses; a $63,259 decrease in legal expenses; and a $35,763 decrease in consulting fees; partially offset by a $232,908 increase in cash salary and benefits; a $30,263 increase in travel related expenses; and a $25,087 increase in accounting and auditing fees.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales or research and development expenses, for the three months ended March 31, 2026, was $115,017, compared to $405,011 in the comparable period in 2025, or a decrease of $289,994. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

Other Income, Net. Total other income was $134,767 for the three months ended March 31, 2026 compared to other income of $136,793 in the comparable period in 2025, a modest decrease of $2,026.

Provision for Income Taxes. There was no provision for income taxes in the respective three month periods ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Capital Resources: As of March 31, 2026, we had cash and cash equivalents of $20,167,137, a decrease of $983,076 from $21,150,213 as of December 31, 2025.

As of March 31, 2026, we had current assets of $24,780,826 compared to current liabilities of $4,005,287 which resulted in a positive working capital position of $20,775,539. As of December 31, 2025, we had a positive working capital position of $22,307,525. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the three months ended:

	March 31,	March 31,
	2026	2024
Net Cash Provided by (used in)
Operating Activities	$(5,555,245)	$ (3,453,623)
Investing Activities	(1,172,101)	(764,132)
Financing Activities	5,744,270	1,262,250

During the three months ended March 31, 2026, we used $5,555,245 of cash for operating activities, an increase of $2,101,622 from the comparable 2025 period. Net changes in working capital items were $385,149 for the three months ended March 31, 2026, with the largest factors resulting from a $1,068,533 decrease in trade accounts and other receivables; a $300,007 increase in inventory and vendor prepayments; partially offset by a $1,028,238 decrease in trade accounts payables and accrued expenses. For the three months ended March 31, 2025, we used a total of $3,453,623 in cash for operating activities.

During the three months ended March, 2026, we used $1,172,101 of cash for investing activities, which included: $996,385 in manufacturing equipment and tooling primarily for our new waveguide manufacturing facility and $175,716 in patent and trademark expenditures. For the three months ended March 31, 2025, we used a total of $764,132 in cash for investing activities.

During the three months ended March 31, 2026, we received $5,744,270 from financing activities, which included $5,784,193 in net proceeds from sales of common stock under our ATM program less $39,923 in Series B Preferred Stock dividend payments. For the three months ended March 31, 2025, we received $1,262,250 from financing activities.

As of March 31, 2026, the Company does not have any current or long-term debt obligations outstanding.

In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Through March 31, 2026, the Company has paid approximately $190,000 related to IEEPA tariffs for the purchase of fixed assets and components included in the costs of sales. However, significant uncertainty remains regarding the ultimate availability, timing, and magnitude of potential refunds due to a phased administrative process, ongoing litigation, and potential appeals. Consequently, as of March 31, 2026, the Company has not recorded a receivable, asset, or gain because recovery is not considered "probable" or "reasonably estimable" under the loss recovery model of ASC 410-30 and ASC 450, with potential refunds currently treated as unrecognized gain contingencies.

The Company incurred net losses of $7,071,324 for the three months ended March 31, 2026; $32,273,128 for the year ended December 31, 2025; and $73,538,157 for the year ended December 31, 2024. The Company had net cash outflows from operations of $5,555,245 for the three months ended March 31, 2026; $18,789,272 for the year ended December 31, 2025; and $23,739,372 for the year ended December 31, 2024. As of March 31, 2026, the Company had an accumulated deficit of $406,967,234.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Delaying or curtailing discretionary and non-essential operating expenses and capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected profit margin contribution upon the future commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to ODM/OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential OEMs, which would include the receipt of upfront licensing fees and on-going supply agreements.

 The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under a sales agreement with an investment bank in an ATM offering. Since commencement of the ATM offering in May 2024, the Company has raised $28,250,484, net of broker expenses, including $5,784,193 in the three months ended March 31, 2026, under this sales agreement.

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

All such forward-looking statements are subject to certain risks and uncertainties and should be evaluated in light of important risk factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risk factors include, but are not limited to, those described in “Risk Factors” under Item 1A and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2025, and other filings we make with the Securities and Exchange Commission and the following: business and economic conditions, rapid technological changes accompanied by frequent new product introductions, competitive pressures, dependence on key customers, inability to gauge order flows from customers, fluctuations in quarterly and annual results, the reliance on a limited number of third-party suppliers, limitations of our manufacturing capacity and arrangements, the protection of our proprietary technology, the dependence on key personnel, changes in critical accounting estimates, potential impairments related to investments, foreign regulations, changes in trade policy in the United States and other countries, including changes in trade agreements and the imposition of tariffs, liquidity issues, and potential material weaknesses in internal control over financial reporting. Further, during weak or uncertain economic periods, customers may delay the placement of their orders. These factors often result in a substantial portion of our revenue being derived from orders placed within a quarter and shipped in the final month of the same quarter.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at March 31, 2026.

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

Part II. OTHER INFORMATION

Item 1.Legal Proceedings

We are involved in various lawsuits and claims arising in the ordinary course of business, including actions with respect to intellectual property, employment, and contractual matters. In connection with these matters, we assess, on a regular basis, the probability and range of possible loss based upon the developments in these matters. A liability is recorded in the consolidated financial statements if the Company believes it to be probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review outstanding legal matters to determine the adequacy of the liabilities accrued and related disclosures in consideration of many factors, which include, but are not limited to, past history, scientific and other evidence, and the specifics and status of each matter. We may change our estimates if our assessment of the various factors changes and the amount of ultimate loss may differ from our estimates, resulting in a material effect on our business, financial condition, results of operations, and/or cash flows. With respect to these matters, based upon management’s current knowledge, the Company believes that the amount or range of any reasonably possible loss, if any, will not, either individually or in the aggregate, have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is not currently party to, nor is its property subject to any material legal proceedings.

Item 1A.Risk Factors

In addition to the other information set forth in this report you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from those risk factors, except as set forth below. The risks discussed in our 2025 Annual Report and herein could materially affect our business, financial condition and future results.

A substantial amount of the Company’s components and related materials are imported from abroad. The ongoing evolution of trade policies (including tariffs) could materially adversely affect the (i) costs of raw and finished components for our products, and (ii) demand for our current and future products.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended March 31, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended March 31, 2026 by our directors and Section 16 officers.

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

VUZIX CORPORATION

Date: May 14, 2026	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)