Form 10-Q
period 2026-06-30
Vuzix Corp
filed 2026-08-13
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 13, 2026, there were 84,414,230 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and Cash Equivalents	$17,297,697	$21,150,213
Accounts Receivable, net of allowance for credit losses of $46,000 at June 30, 2026 and December 31, 2025.	1,099,763	1,627,635
Accrued Revenues in Excess of Billings	497,202	533,665
Other Receivables	95,794	379,615
Inventories, Net	1,757,890	2,188,750
Manufacturing Vendor Prepayments	342,294	256,090
Prepaid Expenses and Other Assets	760,201	1,059,759

Total Current Assets	21,850,841	27,195,727

Long-Term Assets
Fixed Assets, Net	8,256,901	7,626,238
Operating Lease Right-of-Use Assets, Net	741,329	1,003,025
Patents and Trademarks, Net	3,581,529	3,359,066
Technology Licenses, Net	459,438	559,973
Other Assets, Net	300,000	327,778

Total Assets	$35,190,038	$40,071,807

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,445,174	$685,010
Unearned Revenue	76,477	62,361
Accrued Expenses	1,737,401	3,590,407
Other Taxes Payable	76,061	49,513
Operating Lease Right-of-Use Liabilities	500,911	500,911

Total Current Liabilities	3,836,024	4,888,202

Long-Term Liabilities
Operating Lease Right-of-Use Liabilities	240,418	502,114

Total Liabilities	4,076,442	5,390,316

Mezzanine Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 419,959 Shares of Series B Preferred Stock Issued and Outstanding as of June 30, 2026 and December 31, 2025	10,000,000	10,000,000

Stockholders' Equity
Common Stock - $0.001 Par Value, 200,000,000 shares authorized; 84,993,902 shares issued and 84,414,230 shares outstanding as of June 30, 2026 and 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025	84,994	81,680
Additional Paid-in Capital	438,138,532	426,934,722
Accumulated Deficit	(414,633,429)	(399,858,410)
Treasury Stock, at cost, 579,672 shares as of June 30, 2026 and December 31, 2025	(2,476,501)	(2,476,501)

Total Stockholders' Equity	21,113,596	24,681,491

Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$35,190,038	$40,071,807

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2026	419,959	$10,000,000	83,737,930	$83,739	$433,355,158	$(406,967,234)	(579,672)	$(2,476,501)	$23,995,162
Stock-Based Compensation Expense	—	—	76,884	76	654,536	—	—	—	654,612
Stock Option Exercises	—	—	179,088	179	(179)	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(37,500)	—	—	(37,500)
Proceeds from ATM Program, Net	—	—	1,000,000	1,000	4,129,017	—	—	—	4,130,017
Net Loss	—	—	—	—	—	(7,628,695)	—	—	(7,628,695)
Balance - June 30, 2026	419,959	$10,000,000	84,993,902	$84,994	$438,138,532	$(414,633,429)	(579,672)	$(2,476,501)	$21,113,596

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2026	419,959	$10,000,000	81,679,367	$81,680	$426,934,722	$(399,858,410)	(579,672)	$(2,476,501)	$24,681,491
Stock-Based Compensation Expense	—	—	135,447	135	1,292,779	—	—	—	1,292,914
Stock Option Exercises	—	—	179,088	179	(179)	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(75,000)	—	—	(75,000)
Proceeds from ATM Program, Net	—	—	3,000,000	3,000	9,911,210	—	—	—	9,914,210
Net Loss	—	—	—	—	—	(14,700,019)	—	—	(14,700,019)
Balance - June 30, 2026	419,959	$10,000,000	84,993,902	$84,994	$438,138,532	$(414,633,429)	(579,672)	$(2,476,501)	$21,113,596

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - April 1, 2025	—	$—	76,822,087	$76,822	$411,406,888	$(376,160,576)	(579,672)	$(2,476,501)	$32,846,633
Stock-Based Compensation Expense	—	—	—	—	786,552	—	—	—	786,552
Stock Option Exercises	—	—	39,083	39	62,099	—	—	—	62,138
Proceeds from ATM Program, Net	—	—	1,060,194	1,060	2,834,348	—	—	—	2,835,408
Stock Issued under Quanta Securities Purchase Agreement	189,717	5,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(7,666,254)	—	—	(7,666,254)
Balance - June 30, 2025	189,717	$5,000,000	77,921,364	$77,921	$415,089,886	$(383,826,831)	(579,672)	$(2,476,501)	$28,864,476

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2025	—	$—	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985
Stock-Based Compensation Expense	—	—	—	—	3,708,785	—	—	—	3,708,785
Stock Option Exercises	—	—	63,935	64	76,672	—	—	—	76,737
Proceeds from ATM Program, Net	—	—	1,303,735	1,304	4,088,546	—	—	—	4,089,850
Stock Issued under Quanta Securities Purchase Agreement	189,717	5,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(16,303,881)	—	—	(16,303,881)
Balance - June 30, 2025	189,717	$5,000,000	77,921,364	$77,921	$415,089,886	$(383,826,831)	(579,672)	$(2,476,501)	$28,864,476

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025
Sales:
Sales of Products	$884,296	$1,045,310	$1,926,674	$2,369,383
Sales of Engineering Services	229,202	250,399	578,139	507,267

Total Sales	1,113,498	1,295,709	2,504,813	2,876,650

Cost of Sales:
Cost of Sales - Products Sold	1,488,456	1,617,346	2,960,628	3,228,076
Cost of Sales - Depreciation and Amortization	73,579	167,349	156,320	344,218
Cost of Sales - Engineering Services	196,874	272,384	411,196	330,844

Total Cost of Sales	1,758,909	2,057,079	3,528,144	3,903,138

Gross Loss	(645,411)	(761,370)	(1,023,331)	(1,026,488)

Operating Expenses:
Research and Development	3,097,875	2,570,873	6,126,229	5,176,713
Selling and Marketing	1,209,944	1,352,990	2,760,810	2,890,456
General and Administrative	2,682,330	2,756,588	4,816,272	6,717,572
Depreciation and Amortization	118,245	413,483	233,262	818,494

Total Operating Expenses	7,108,394	7,093,934	13,936,573	15,603,235

Loss From Operations	(7,753,805)	(7,855,304)	(14,959,904)	(16,629,723)

Other Income (Expense):
Investment Income	157,765	135,759	326,167	304,239
Other Taxes	(20,332)	40,772	(36,458)	22,371
Foreign Exchange Gain (Loss)	(12,323)	12,519	(29,824)	(768)

Total Other Income, Net	125,110	189,050	259,885	325,842

Loss Before Provision for Income Taxes	(7,628,695)	(7,666,254)	(14,700,019)	(16,303,881)
Provision for Income Taxes	—	—	—	—

Net Loss	(7,628,695)	(7,666,254)	(14,700,019)	(16,303,881)
Preferred Stock Dividends	(37,500)	(3,493)	(75,000)	(3,493)
Loss Attributable to Common Shareholders	$(7,666,195)	$(7,669,747)	$(14,775,019)	$(16,307,374)

Basic and Diluted Net Loss per Common Share	$(0.09)	$(0.10)	$(0.18)	$(0.21)
Weighted-average Shares Outstanding - Basic and Diluted	83,732,630	76,468,186	82,814,749	76,343,911

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash Flows Used In Operating Activities
Net Loss	$(14,700,019)	$(16,303,881)
Non-Cash Adjustments
Depreciation and Amortization	979,563	1,409,210
Stock-Based Compensation	1,292,914	3,725,755
(Increase) Decrease in Operating Assets
Accounts Receivable	527,872	394,599
Accrued Revenues in Excess of Billings	36,463	289,833
Other Receivables	283,821	—
Inventories	430,860	1,506,916
Manufacturing Vendor Prepayments	(86,204)	159,713
Prepaid Expenses and Other Assets	299,558	318,091
Increase (Decrease) in Operating Liabilities
Accounts Payable	760,164	69,017
Accrued Expenses	(2,017,487)	182,567
Unearned Revenue	14,116	(32,874)
Income and Other Taxes Payable	26,548	39,242

Net Cash Flows Used in Operating Activities	(12,151,830)	(8,241,812)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(1,213,562)	(1,340,873)
Investments in Patents and Trademarks	(323,910)	(241,068)
Investments in Other Equity Assets	—	(50,000)

Net Cash Flows Used in Investing Activities	(1,537,472)	(1,631,941)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from Sale of Preferred and Common Stock to Quanta	—	5,000,000
Proceeds from Exercise of Stock Options	—	51,982
Proceeds from ATM Program, Net	9,914,210	4,089,850
Preferred Dividends Paid	(77,424)	—

Net Cash Flows Provided by (Used in) Financing Activities	9,836,786	9,141,832

Net Increase (Decrease) in Cash and Cash Equivalents	(3,852,516)	(731,921)
Cash and Cash Equivalents - Beginning of Period	21,150,213	18,186,506

Cash and Cash Equivalents - End of Period	$17,297,697	$17,454,585

Supplemental Disclosures
Accrued Preferred Dividends included in Accrued Expenses	37,500	3,493
Depreciation and Amortization included in Research and Development Expense	589,981	246,498
Purchases of Fixed Assets included in Accrued Expenses	164,481	937,336

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (the “Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2025, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Customer Concentrations

For the three months ended June 30, 2026, three customers represented 28%, 20%, and 15%, of total product revenue and two customers represented 51% and 38% of engineering services revenue. For the three months ended June 30, 2025, two customers represented 18% and 12% of total product revenue and two customers represented 54% and 30% of engineering services revenue.

For the six months ended June 30, 2026, two customers represented 16% and 12% of total product revenue and two customers represented 59% and 24% of engineering services revenue. For the six months ended June 30, 2025, one customer represented 23% of total product revenue and four customers represented 37%, 35%, 17%, and 10% of engineering services revenue.

As of June 30, 2026, four customers represented 42%, 13%, 12%, and 11% of accounts receivable. As of December 31, 2025, two customers represented 55% and 35% of accounts receivable.

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

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements — Going Concern, management is required to evaluate whether conditions or events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within twelve (12) months after the date that the financial statements are issued. The going concern assumption underlies all GAAP financial reporting and presumes that the

Company will continue normal business operations into the foreseeable future, unless such conditions or events raise substantial doubt about the Company’s ability to continue as a going concern.

Additional disclosure is required when there is substantial doubt about business continuity or substantial doubt that has not been alleviated by management’s mitigation plans. As required under applicable accounting standards, management has concluded that substantial doubt may exist surrounding the Company's ability to meet its obligations within twelve (12) months of the release of the financial statements.

The Company incurred net losses of $14,700,019 for the six months ended June 30, 2026; $32,273,128 for the year ended December 31, 2025; and $73,538,157 for the year ended December 31, 2024. The Company had net cash outflows from operations of $12,151,830 for the six months ended June 30, 2026; $18,789,272 for the year ended December 31, 2025; and $23,739,372 for the year ended December 31, 2024. As of June 30, 2026, the Company had an accumulated deficit of $414,633,429.

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

These historical financial factors initially raise doubt about the Company’s ability to continue as a going concern. Management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise doubt include raising further capital, the implementation of operational improvements, and the curtailment of certain development programs, all of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Delaying or curtailing discretionary and non-essential operating expenses and capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected profit margin contribution upon the future commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to ODM/OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential ODMs/OEMs, which may include the receipt of upfront licensing fees and on-going supply agreements.

The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under a sales agreement with an investment bank in an “at the market” offering. Since May 2024, the Company has raised $32,380,501, net of broker expenses, including $9,914,210 to date in 2026, under this sales agreement.

Management will continue to utilize the available “at the market” noted above to satisfy obligations as they become due, as well as, monitor the capital markets on an ongoing basis and may consider raising capital under other programs if favorable market conditions develop. If the Company’s actual results are less than projected or the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financing, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the aforementioned pursuits on terms acceptable to the Company, or at all.

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

The CODM reviews financial information, presented on a consolidated basis, focusing on significant expenses and net loss/income for purposes of making operating decisions, allocating resources, and evaluating financial performance. The primary measure used by our CODM to assess performance and make operating decisions is net loss as reported on our consolidated statements of operations. Net loss is used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our CODM also reviews total assets, as reported on our consolidated balance sheets, and purchases of fixed assets, as reported on our consolidated statements of cash flows in determining overall financial strength and operating prioritizations.

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, Total Compensation, General and Administrative, and Intangible Asset and Equity Investment Impairment. These segment items for the three and six months ended June 30, 2026 and 2025 are:

	Three Months Ended June 30,		Six Months Ended June 30,

	2026	2025	2026	2025

Sales	$1,113,498	$1,295,709	$2,504,813	$2,876,650

Less expenses:
Cost of Sales, excluding compensation	(1,325,622)	(1,650,971)	(2,648,543)	(3,057,318)
Research and Development, excluding compensation	(1,484,004)	(1,149,076)	(2,934,399)	(2,381,071)
General and Administrative, excluding compensation	(1,391,484)	(2,016,637)	(2,373,517)	(3,100,911)
Total Compensation	(4,112,384)	(3,527,744)	(8,241,012)	(9,185,398)
Other Segment Items	(428,699)	(617,535)	(1,007,361)	(1,455,833)
	(8,742,193)	(8,961,963)	(17,204,832)	(19,180,531)

Net Loss	$(7,628,695)	$(7,666,254)	$(14,700,019)	$(16,303,881)

Other Segment Items:

-	Selling and Marketing, excluding compensation expense;
-	Depreciation and Amortization, not included in Cost of Sales; and

-	Other Income.

Geographic Information

	Three Months Ended June 30,
	2026			2025
	Revenue	% of Total		Revenue	% of Total
U.S.	$874,145	79%	U.S.	$939,524	73%
Australia	132,014	12%	Hungary	151,617	12%
Japan	20,600	2%	Australia	64,770	5%
Others	86,739	7%	Others	139,798	10%
Total Revenues	$1,113,498	100%	Total Revenues	$1,295,709	100%

	Six Months Ended June 30,
	2026			2025
	Revenue	% of Total		Revenue	% of Total
U.S.	$1,811,295	72%	U.S.	$1,478,998	51%
Switzerland	167,346	7%	Netherlands	568,843	20%
Japan	136,595	5%	Hungary	188,114	7%
Others	389,577	16%	Others	640,695	22%
Total Revenues	$2,504,813	100%	Total Revenues	$2,876,650	100%

All long-lived assets are located in the U.S.

Recently Adopted Accounting Pronouncements

The Company adopted ASU 2025-05 FASB Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets as of January 1, 2026. The guidance provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The Company elected to apply the practical expedient in estimating expected credit losses on its applicable financial assets. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

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

The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Products Sales	$884,296	$1,045,310	$1,926,674	$2,369,383
Engineering Services	229,202	250,399	578,139	507,267

Total Revenue	$1,113,498	$1,295,709	$2,504,813	$2,876,650

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

As of June 30, 2026 and December 31, 2025, there were $15,675 and $47,025, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Point-in-Time	91%	91%	83%	82%
Over Time – Input Method	9%	9%	17%	18%

Total	100%	100%	100%	100%

Remaining Performance Obligations

As of June 30, 2026, the Company had $1,852,798 of remaining performance obligations under current waveguide and other development projects, including initial product production, which represents the remainder of transaction prices totaling $3,650,000 under these development projects, which commenced in 2023 and 2025, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon the following expected due dates: 16% in 2026 and 84% in 2027. Revenues earned less amounts invoiced at June 30, 2026, in the amount of $497,202, are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

As of December 31, 2025, the Company had $1,836,670 of remaining performance obligations under current waveguide and other development projects, which represented the remainder of transaction prices totaling $3,737,168 under this development project less revenue recognized under percentage of completion to date.

As of June 30, 2026, the Company had no material outstanding performance obligations related to product sales, other than its standard and extended product warranties.

Note 3 – Loss Per Share

Basic earnings per share is computed by dividing net income (loss) less preferred dividends, whether paid or accrued, on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options, vesting of Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares or notes payable that are in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options, RSUs, PSUs, and the conversion of any preferred shares are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses for the three and six months ended June 30, 2026 and 2025, all outstanding instruments would be anti-dilutive. As of June 30, 2026 and 2025, there were 10,356,396 and 7,724,513 common stock share equivalents, respectively, potentially issuable from the exercise of stock options, vesting of RSUs and awarded PSUs, and the conversion of preferred stock that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consisted of the following:

	June 30,	December 31,
	2026	2025

Purchased Parts and Components	$5,357,782	$5,369,273
Work-in-Process	230,611	198,207
Finished Goods	2,260,505	2,689,458
Less: Reserve for Obsolescence	(6,091,008)	(6,068,188)

Inventories, Net	$1,757,890	$2,188,750

During the six months ended June 30, 2026 and 2025, the Company disposed of nil and $1,125,711, respectively, of inventory that was fully provisioned for as obsolete in the previous year.

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	June 30,	December 31,
	2026	2025
Tooling and Manufacturing Equipment	$11,355,066	$10,348,958
Leasehold Improvements	3,000,122	2,809,745
Computers and Purchased Software	707,414	612,524
Furniture and Equipment	2,591,376	2,502,286
	17,653,978	16,273,513
Less: Accumulated Depreciation	(9,397,077)	(8,647,275)
Fixed Assets, Net	$8,256,901	$7,626,238

Total depreciation expense for fixed assets for the three months ended June 30, 2026 and 2025, was $385,164 and $227,820, respectively. Total depreciation expense for fixed assets for the six months ended June 30, 2026 and 2025, was $749,802 and $723,840, respectively.

As of June 30, 2026 and December 31, 2025, there were $2,686,203 and $2,602,784, respectively, of manufacturing fixed assets that are not yet placed into service and, therefore, are not currently being depreciated.

Note 6 – Patents and Trademarks

Patents and Trademarks consisted of the following:

	June 30,	December 31,
	2026	2025
Patents and Trademarks	$5,165,468	$4,841,560
Less: Accumulated Amortization	(1,583,939)	(1,482,494)
Patents and Trademarks, Net	$3,581,529	$3,359,066

Total amortization expense for patents and trademarks for the three months ended June 30, 2026 and 2025 was $51,503 and $50,462, respectively. Total amortization expense for patents and trademarks for the six months ended June 30, 2026 and 2025 was $101,446 and $94,654, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $240,000.

Note 7 – Technology Licenses, Net

Technology Licenses consisted of the following:

	June 30,	December 31,
	2026	2025

Licenses	$2,443,356	$2,443,356
Write-Offs	—	—
Less: Accumulated Amortization	(1,983,918)	(1,883,383)
Licenses, Net	$459,438	$559,973

Total amortization expense related to technology licenses for the three months ended June 30, 2026 and 2025 was $50,266 and $50,266, respectively. Total amortization expense related to technology licenses for the six months ended June 30, 2026 and 2025 was $100,534 and $100,534, respectively. The estimated aggregate annual amortization expense for each of the next two and half fiscal years is approximately $184,000.

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

Total amortization expense related to all software updates, included in cost of sales in 2025 and now fully amortized, for the three months ended June 30, 2026 and 2025 was nil and $41,668, respectively. Total amortization expense related to all software updates for the six months ended June 30, 2026 and 2025 was $27,778 and $41,668, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025

Accrued Product Development and Tooling Costs	$1,017,471	$2,416,910
Accrued Wages and Related Costs	318,771	756,933
Accrued Professional Services	171,500	213,712
Accrued Warranty Obligations	71,133	55,637
Other Accrued Expenses	158,526	147,215

Total	$1,737,401	$3,590,407

The Product Development and Tooling Costs of $1,017,471 at June 30, 2026 have been expensed as research and development expense or were capitalized as manufacturing assets, primarily in our 2025 fiscal year. The capitalized tooling costs portion will be amortized and the deferred development expense portion will be paid to the vendor over the related product’s future production of a specified number of units.

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

The changes in the Company’s accrued warranty obligations for the six months ended June 30, 2026, were as follows:

Accrued Warranty Obligations at December 31, 2025	$55,637
Reductions for Settling Warranties	(42,304)
Warranties Issued During Year	57,800

Accrued Warranty Obligations at June 30, 2026	$71,133

Note 10 – Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded against deferred tax assets.

Note 11 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of June 30, 2026 and December 31, 2025. Of this total, 49,626 shares are designated as Series A Preferred Stock and 800,000 shares are designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”). There were nil shares of Series A Preferred Stock issued and outstanding on June 30, 2026 and December 31, 2025, and there were 419,959 shares of Series B Preferred Stock issued and outstanding as of June 30, 2026 and December 31, 2025.

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

A summary of the Series B Preferred Stock issued through June 30, 2026 is as follows:

Quanta Computer Investments	Series B Preferred Stock - Shares Issued	Series B Preferred Stock - Paid-in Capital	Series B Preferred Stock - Conversion Price	Common Stock to be issued upon Conversion
Tranche 2 or Second Closing	189,717	$5,000,000	$26.35	1,897,170
Tranche 3 or Third Closing	230,242	$5,000,000	$21.72	2,302,420
Totals	419,959	$10,000,000		4,199,590

The Series B Preferred Stock entitles the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly in cash. During the three months ended June 30, 2026 and 2025, there were $37,500 and nil of preferred dividends paid, respectively. During the six months ended June 30, 2026 and 2025, there were $77,424 and nil of preferred dividends paid, respectively. As of June 30, 2026 and December 31, 2025, total accumulated and unpaid preferred dividends were $37,500 and $39,923, respectively.

Holders of the Series B Preferred Stock will have the right upon the occurrence of certain triggering events, as defined in the certificate of designation, that are not all solely within the control of the Company to require the Company to redeem all or part of their Series B Preferred Stock for cash at a price equal to 100% of the liquidation preference plus accrued but unpaid dividends.

Because the Series B Preferred Stock contains redemption features that are not solely within the control of the Company and may be triggered by events outside the Company’s control, the Series B Preferred Stock is classified outside of permanent equity, in accordance with ASC 480-10-S99-3A (SEC guidance on redeemable securities).

Common Stock

As of June 30, 2026, the Company’s authorized common stock consists of 200,000,000 shares, par value of $0.001. There were 84,993,902 shares issued and 84,414,230 shares outstanding as of June 30, 2026 and 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025.

The 419,959 shares of Series B Preferred Stock outstanding as of June 30, 2026 held by Quanta are convertible into 4,199,590 shares of common stock.

ATM Program

The Company filed a Registration Statement on Form S-3 with the SEC that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under a sales agreement with an investment bank in an “at the market” (“ATM”) offering.

During the three months ended June 30, 2026, the Company sold 1,000,000 shares of common stock for gross proceeds of $4,284,250 (average sales price of $4.28 per share) under the ATM before deducting broker expenses paid by the Company of $154,233. During the three months ended June 30, 2025, the Company sold 1,060,194 shares of common stock for gross proceeds of $2,941,294 (average sales price of $2.77 per share) under the ATM before deducting broker expenses paid by the Company of $105,887.

During the six months ended June 30, 2026, the Company sold 3,000,000 shares of common stock for gross proceeds of $10,284,450 (average sales price of $3.43 per share) under the ATM before deducting broker expenses paid by the Company of $370,240. During the six months ended June 30, 2025, the Company sold 1,303,735 shares of common stock for gross proceeds of $4,242,583 (average sales price of $3.25 per share) under the ATM before deducting broker expenses paid by the Company of $152,733.

The Company is using the net proceeds from these sales for general corporate purposes, including working capital.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s employee equity incentive plan for the six months ended June 30, 2026, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2025	3,988,858	$3.86	7.04
Granted	—	—
Exercised	(269,369)	1.62
Expired or Forfeited	(84,179)	2.86

Outstanding at June 30, 2026	3,635,310	$4.05	6.47

The weighted average remaining contractual term for all options as of June 30, 2026 and December 31, 2025, was 6.47 years and 7.04 years, respectively.

As of June 30, 2026, there were 3,516,589 options that were fully vested and exercisable at a weighted average exercise price of $4.10 per share. The weighted average remaining contractual term of the vested options is 6.39 years.

As of June 30, 2026, there were 118,721 unvested options exercisable at a weighted average exercise price of $2.81 per share. The weighted average remaining contractual term of the unvested options is 8.38 years.

A summary of RSA, RSU, and PSU activity related to the Company’s employee equity incentive plan, excluding contingently issuable awards, for the six months ended June 30, 2026, is as follows:

		Weighted Average
Restricted Stock Awards and Restricted Stock Units	Number of	Grant Date
	Shares/Units	Fair Value Per Share/Unit
Unvested at December 31, 2025	772,438	$2.61
Granted	942,003	2.42
Vested	(247,781)	2.39
Forfeited	(13,284)	2.33

Unvested at June 30, 2026	1,453,376	$2.53

		Weighted Average
Performance Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2025	1,504,431	$2.37
Granted	637,946	2.40
Vested	(74,257)	3.15
Forfeited	(1,000,000)	2.15

Unvested at June 30, 2026	1,068,120	$2.54

On April 24, 2026, the Company issued 593,797 RSUs and 302,727 PSUs to all non-executive employees of the Company. The fair market value on the date of award of the RSUs and PSUs was $2.39 per unit. The RSUs will vest over time at a rate of one-third annually on each December 15, 2026, 2027, and 2028. The PSUs will vest upon the achievement of certain revenue and EBITDA targets before December 31, 2028. As of June 30, 2026, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 150%, an additional 151,364 PSUs could be issued and vest immediately. As of June 30, 2026, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On April 29, 2026, the Company issued 335,218 RSUs and 335,218 PSUs to its CEO and CFO. The fair market value on the date of award of the RSUs and PSUs was $2.41 per unit. The RSUs will vest over time at a rate of one-third annually on each December 15, 2026, 2027, and 2028. The PSUs will vest upon the achievement of certain revenue and EBITDA targets before December 31, 2028. As of June 30, 2026, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 150%, an additional 167,609 PSUs could be issued and vest immediately. As of June 30, 2026, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On March 19, 2025, the Company granted 207,404 PSUs to certain employees with a total grant-date fair value of $477,029 ($2.30 per unit), which was being expensed over a 20.5-month service period. The awards vest upon achievement of specified revenue and EBITDA targets. During the three months ended June 30, 2026, management determined that achievement of these targets was no longer probable of achievement within the service period of the awards and, accordingly, reversed the cumulative compensation expense of $313,885 previously recognized for the awards.

For the three months ended June 30, 2026 and 2025, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s former LTIP, of $654,613 and $842,596, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s former LTIP, of $1,292,915 and $2,545,398, respectively.

As of June 30, 2026, the Company had $5,284,620 of unrecognized stock-based compensation expense related to all stock options, RSAs, RSUs, and PSUs considered probable, which will be recognized over a weighted average period of 2.1 years.

For the six months ended June 30, 2025, the Company recorded non-cash stock-based compensation expense of $1,180,356 for the former LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025.

These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same employees.

Note 13 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of June 30, 2026, were as follows:

2026	$283,592
2027	519,919
Total Future Lease Payments	803,511
Less: Imputed Interest	(62,182)
Total Lease Liability Balance	$741,329

Operating lease costs under the operating leases totaled $192,896 and $284,353 for the three months ended June 30, 2026 and 2025, respectively. Operating lease costs under the operating leases totaled $483,487 and $493,119 for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.4 years.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our accounting policies for the three months ended June 30, 2026.

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

With respect to our Smart Glasses and AI/AR products, we are focused on the enterprise, defense, medical, security, and select consumer applications. All of the mobile display and mobile electronics markets in which we compete have been subject to rapid technological change over the last decade including the rapid adoption of tablets, larger screen sizes, and display resolutions, along with declining prices on mobile phones and other computing devices, and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AI/AR and Smart Glasses products, waveguide optics, microLEDs, and display engine technology.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table compares the Company’s consolidated statements of operations data for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
			Dollar	% Increase
	2026	2025	Change	(Decrease)

Sales:
Sales of Products	$884,296	$1,045,310	$(161,014)	(15)%
Sales of Engineering Services	229,202	250,399	(21,197)	(8)%

Total Sales	1,113,498	1,295,709	(182,211)	(14)%

Cost of Sales:
Cost of Sales - Products	1,488,456	1,617,346	(128,890)	(8)%
Cost of Sales - Depreciation and Amortization	73,579	167,349	(93,770)	(56)%
Cost of Sales - Engineering Services	196,874	272,384	(75,510)	(28)%

Total Cost of Sales	1,758,909	2,057,079	(298,170)	(14)%

Gross Loss	(645,411)	(761,370)	115,959	(15)%
Gross Loss%	(58)%	(59)%

Operating Expenses:
Research and Development	3,097,875	2,570,873	527,002	20%
Selling and Marketing	1,209,944	1,352,990	(143,046)	(11)%
General and Administrative	2,682,330	2,756,588	(74,258)	(3)%
Depreciation and Amortization	118,245	413,483	(295,238)	(71)%

Loss from Operations	(7,753,805)	(7,855,304)	101,499	(1)%

Other Income (Expense):
Investment Income	157,765	135,759	22,006	16%
Other Taxes	(20,332)	40,772	(61,104)	(150)%
Foreign Exchange Gain (Loss)	(12,323)	12,519	(24,842)	(198)%

Total Other Income, Net	125,110	189,050	(63,940)	(34)%

Net Loss	$(7,628,695)	$(7,666,254)	$37,559	(0)%

Sales.   There was a decrease in total sales for the three months ended June 30, 2026, compared to the same period in 2025 of $182,211, or 14%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Sales of Products	$884,296	79%	$1,045,310	81%	$(161,014)	(15)%
Sales of Engineering Services	229,202	21%	250,399	19%	(21,197)	(8)%
Total Sales	$1,113,498	100%	$1,295,709	100%	$(182,211)	(14)%

Sales of products decreased by 15%, or $161,014 for the three months ended June 30, 2026, compared to the same period in 2025, from $1,045,310 to $884,296. Reduced smart glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased, along with the unit sales of our products that were discontinued in 2026, compared to the previous year’s comparable period.

Sales of engineering services and OEM products for the three months ended June 30, 2026, were $229,202 compared to $250,399 in the comparable 2025 period, a decrease of 8%.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Product Cost of Sales	$632,108	57%	$844,111	65%	$(212,003)	(25)%
Inventory Reserve for Obsolescence	287,285	26%	265,000	20%	22,285	8%
Manufacturing Overhead - Unapplied	569,063	51%	508,235	39%	60,828	12%
Depreciation and Amortization	73,579	7%	167,349	13%	(93,770)	(56)%
Engineering Services Cost of Sales	196,874	18%	272,384	21%	(75,510)	(28)%

Total Cost of Sales	$1,758,909	158%	$2,057,079	159%	$(298,170)	(14)%

Gross Loss	$(645,411)	(58)%	$(761,370)	(59)%	$115,959	(15)%

For the three months ended June 30, 2026, there was a gross loss from total sales of $645,411, or 58%, compared to a gross loss of $761,370, or 59%, in the comparable period in 2025.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $60,828, or 12%, for the three months ended June 30, 2026 compared to the 2025 comparable period. As a percentage of total sales, such costs increased to 51% compared to 39% in 2025 due to lower product revenue and lower production levels of new product, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and amortization included in cost of sales decreased by $93,770, or 56%, for the three months ended June 30, 2026 versus the comparable period 2025. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Research and Development Expenses	$2,938,626	264%	$2,385,645	184%	$552,981	23%
Related Stock-based Compensation (non-cash)	159,249	14%	185,228	14%	(25,979)	(14)%
Total Research and Development	$3,097,875	278%	$2,570,873	198%	$527,002	20%

Total research and development expenses for the three months ended June 30, 2026 increased by $527,002, or 20%, compared to the comparable period in 2025. This increase was largely due to a $326,614 increase in external development costs for our new products; a $231,641 increase in cash salary and benefits related expenses due to headcount increases; a $98,880 increase in depreciation related to under-utilized new manufacturing equipment still being used primarily for R&D purposes; and a $41,964 increase in supplies expenses; partially offset by a $98,443 decrease in rent and utilities expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$1,177,637	106%	$1,136,047	88%	$41,590	4%
Related Stock-based Compensation (non-cash)	32,307	3%	216,943	17%	(184,636)	(85)%
Total Selling and Marketing	$1,209,944	109%	$1,352,990	104%	$(143,046)	(11)%

Total selling and marketing expenses for the three months ended June 30, 2026 decreased by $143,046, or 11%, compared to the comparable period in 2025. This decrease was due to a $184,636 decrease in non-cash stock-based compensation expense; partially offset by an increase of $26,621 in education and consulting related expenses and an increase of $15,193 in advertising and tradeshow expenses.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) and shareholder related costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
General and Administrative Expenses	$2,252,882	202%	$2,664,669	206%	$(411,787)	(15)%
Related Stock-based Compensation (non-cash)	429,448	39%	91,919	7%	337,529	367%
Total General and Administrative	$2,682,330	241%	$2,756,588	213%	$(74,258)	(3)%

Total general and administrative expenses for the three months ended June 30, decreased by $74,258, or 3%, compared to the comparable period in 2025. The decrease was largely due to a $501,264 decrease in IR and shareholder related expenses; and a $41,707 decrease in consulting fees; offset by a $337,529 increase in non-cash stock-based compensation expenses related primarily to a $366,985 smaller reversal of previously recognized expense in 2026, as compared to the comparable period in 2025; a $226,669 increase in cash salary, benefits, and severance costs; and an $87,984 increase in recruiting and hiring expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales or research and development expenses, for the three months ended June 30, 2026, was $118,245, compared to $413,483 in the comparable period in 2025, or a decrease of $295,238. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

Other Income, Net. Total other income was $125,110 for the three months ended June 30, 2026, compared to other income of $189,050 in the comparable period in 2025, a decrease of $63,940. This decrease was due to an increase of $61,104 in other taxes; and an increase of $24,842 in foreign exchange losses; partially offset by an increase in investment income of $22,006.

Provision for Income Taxes. There was no provision for income taxes in the respective three month periods ended June 30, 2026 and 2025.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table compares the Company’s consolidated statements of operations data for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
			Dollar	% Increase
	2026	2025	Change	(Decrease)

Sales:
Sales of Products	$1,926,674	$2,369,383	$(442,709)	(19)%
Sales of Engineering Services	578,139	507,267	70,872	14%

Total Sales	2,504,813	2,876,650	(371,837)	(13)%

Cost of Sales:
Cost of Sales - Products Sold	2,960,628	3,228,076	(267,448)	(8)%
Cost of Sales - Depreciation and Amortization	156,320	344,218	(187,898)	(55)%
Cost of Sales - Engineering Services	411,196	330,844	80,352	24%

Total Cost of Sales	3,528,144	3,903,138	(374,994)	(10)%

Gross Loss	(1,023,331)	(1,026,488)	3,157	(0)%
Gross Loss %	(41)%	(36)%

Operating Expenses:
Research and Development	6,126,229	5,176,713	949,516	18%
Selling and Marketing	2,760,810	2,890,456	(129,646)	(4)%
General and Administrative	4,816,272	6,717,572	(1,901,300)	(28)%
Depreciation and Amortization	233,262	818,494	(585,232)	(72)%

Loss from Operations	(14,959,904)	(16,629,723)	1,669,819	(10)%

Other Income (Expense):
Investment Income	326,167	304,239	21,928	7%
Other Taxes	(36,458)	22,371	(58,829)	(263)%
Foreign Exchange Loss	(29,824)	(768)	(29,056)	3,783%

Total Other Income, Net	259,885	325,842	(65,957)	(20)%

Net Loss	$(14,700,019)	$(16,303,881)	$1,603,862	(10)%

Sales.   There was a decrease in total sales for the six months ended June 30, 2026, compared to the same period in 2025 of $371,837, or 13%. The following table reflects the major components of our sales:

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Sales of Products	$1,926,674	77%	$2,369,383	82%	$(442,709)	(19)%
Sales of Engineering Services	578,139	23%	507,267	18%	70,872	14%
Total Sales	$2,504,813	100%	$2,876,650	100%	$(371,837)	(13)%

Sales of products decreased by 19%, or $442,709, for the six months ended June 30, 2026, compared to the same period in 2025, from $2,369,383 to $1,926,674. Reduced smart glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased, along with the unit sales of our products that were discontinued in 2026, compared to the previous year’s comparable period.

Sales of engineering services and OEM products for the six months ended June 30, 2026, were $578,139 compared to $507,267 in the comparable 2025 period, an increase of 14%.

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

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Product Cost of Sales	$1,491,552	60%	$1,870,726	65%	$(379,174)	(20)%
Inventory Reserve for Obsolescence	287,285	11%	265,000	9%	22,285	8%
Manufacturing Overhead - Unapplied	1,181,791	47%	1,092,350	38%	89,441	8%
Depreciation and Amortization	156,320	6%	344,218	12%	(187,898)	(55)%
Engineering Services Cost of Sales	411,196	16%	330,844	12%	80,352	24%

Total Cost of Sales	3,528,144	141%	3,903,138	136%	(374,994)	(10)%

Gross Loss	$(1,023,331)	(41)%	$(1,026,488)	(36)%	$3,157	(0)%

For the six months ended June 30, 2026, there was a gross loss from total sales of $1,023,331, or 41%, compared to a gross loss of $1,026,488, or 36%, in the comparable period in 2025.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $89,441, or 8%, for the six months ended June 30, 2026 compared to the 2025 comparable period. As a percentage of total sales, such costs increased to 47%, compared to 38% in 2025, due to lower product revenue and lower production levels of new product, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and amortization included in cost of sales decreased by $187,898, or 55%, for the six months ended June 30, 2026 versus the comparable period of 2025. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

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

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Research and Development Expenses	$5,844,485	233%	$4,639,403	161%	$1,205,082	26%
Related Stock-based Compensation (non-cash)	281,744	11%	537,310	19%	(255,566)	(48)%
Total Research and Development Costs	$6,126,229	245%	$5,176,713	180%	$949,516	18%

Total research and development expenses for the six months ended June 30, 2026 increased by $949,516, or 18%, compared to the comparable period in 2025. This increase was largely due to a $665,344 increase in cash salary and benefits related expenses due to headcount increases; a $343,481 increase in depreciation related to under-utilized new manufacturing equipment still being used primarily for R&D purposes; and a $137,695 increase in external development costs for our new products; partially offset by a $255,566 decrease in non-cash stock-based compensation expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$2,659,828	106%	$2,306,634	80%	$353,194	15%
Related Stock-based Compensation (non-cash)	100,982	4%	583,822	20%	(482,840)	(83)%
Total Selling and Marketing	$2,760,810	110%	$2,890,456	100%	$(129,646)	(4)%

Total selling and marketing expenses for the six months ended June 30, 2026 decreased by $129,646, or 4%, compared to the comparable period in 2025. This decrease was due to a $482,840 decrease in non-cash stock-based compensation expenses; partially offset by a $258,678 increase in cash salary and benefits-related expenses due to headcount increases; and a $32,926 increase in travel-related expenses.

General and Administrative.  General and administrative expenses include professional fees, IR costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Six Months Ended	% of	Six Months Ended	% of	Dollar	% Increase
	June 30, 2026	Total Sales	June 30, 2025	Total Sales	Change	(Decrease)
General and Administrative Expenses	$3,982,724	159%	$4,265,067	148%	$(282,343)	(7)%
Related Stock-based Compensation (non-cash)	833,548	33%	2,452,505	85%	(1,618,957)	(66)%
Total General and Administrative	$4,816,272	192%	$6,717,572	234%	$(1,901,300)	(28)%

Total general and administrative expenses for the six months ended June 30, 2026 decreased by $1,901,300, or 28%, compared to the comparable period in 2025. The decrease was largely due to a $1,618,957 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025, and the termination of the Company’s original LTIP, which was cancelled on June 16, 2025; a $805,641 decrease in IR and shareholder related expenses; a $87,397 decrease in legal expenses; and a $77,467 decrease in consulting fees; partially offset by a $459,578 increase in cash salary and benefits mostly due to our 2024 cash salary reduction program, which ended on April 30, 2025; a $87,984 increase in recruitment and hiring expenses; a $58,825 increase in supplies expenses; a $43,503 increase in accounting and auditing costs; and a $38,289 increase in travel related costs.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales or research and development expenses, for the six months ended June 30, 2026, was $233,262, compared to $818,494 in the comparable period in 2025, or a decrease of $585,232. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

Other Income, Net. Total other income was $259,885 for the six months ended June 30, 2026, compared to other income of $325,842 in the comparable period in 2025, a decrease of $65,957. This decrease was due to an increase of $58,829 in other taxes; and an increase of $29,056 in foreign exchange losses; partially offset by an increase in investment income of $21,928.

Provision for Income Taxes. There was no provision for income taxes in the respective six month periods ended June 30, 2026 and 2025.

Liquidity and Capital Resources

Capital Resources: As of June 30, 2026, we had cash and cash equivalents of $17,297,697, a decrease of $3,852,516 from $21,150,213 as of December 31, 2025.

As of June 30, 2026, we had current assets of $21,850,841 compared to current liabilities of $3,836,024 which resulted in a positive working capital position of $18,014,817. As of December 31, 2025, we had a positive working capital position of $22,307,525. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the six months ended:

	June 30,	June 30,
	2026	2025
Net Cash Provided by (Used in)
Operating Activities	$(12,151,830)	$ (8,241,812)
Investing Activities	(1,537,472)	(1,631,941)
Financing Activities	9,836,786	9,141,832

During the six months ended June 30, 2026, we used $12,151,830 of cash for operating activities, an increase of $3,910,018 from the comparable 2025 period. Net changes in working capital items were $275,710 for the six months ended June 30, 2026, with the largest factors resulting from an $848,156 decrease in trade accounts and other receivables; a $344,656 decrease in inventory and vendor prepayments; offset by a $1,257,323 decrease in trade accounts payables and accrued expenses. For the six months ended June 30, 2025, we used a total of $8,241,812 in cash for operating activities.

During the six months ended June 30, 2026, we used $1,537,472 of cash for investing activities, which included: $1,213,562 in manufacturing equipment and tooling, primarily for new waveguide manufacturing equipment, and $323,910 in patent and trademark expenditures. For the six months ended June 30, 2025, we used a total of $1,631,941 in cash for investing activities.

During the six months ended June 30, 2026, we received $9,836,786 from financing activities, which included $9,914,210 in net proceeds from sales of common stock under our ATM program less $77,424 in Series B Preferred Stock dividend payments. For the six months ended June 30, 2025, we received $9,141,832 from financing activities.

As of June 30, 2026, the Company does not have any current or long-term debt obligations outstanding.

In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Through March 31, 2026, the Company had paid approximately $190,000 related to IEEPA tariffs for the purchase of fixed assets and components included in the costs of sales. However, significant uncertainty remains regarding the ultimate availability, timing, and magnitude of potential refunds due to a phased administrative process, ongoing litigation, and potential appeals. Consequently, as of June 30, 2026, the Company has not recorded a receivable, asset, or gain because recovery for any unrefunded amounts as they are not considered "probable" or "reasonably estimable" under the loss recovery model of ASC 410-30 and ASC 450, with potential refunds currently treated as unrecognized gain contingencies. Through the date of this filing, the Company has received refunds totaling $80,066, $26,154 in the three months ended June 30, 2026, and is recognizing the refunds as a reduction of cost of goods sold.

The Company incurred net losses of $14,700,019 for the six months ended June 30, 2026; $32,273,128 for the year ended December 31, 2025; and $73,538,157 for the year ended December 31, 2024. The Company had net cash outflows from operations of $12,151,830 for the six months ended June 30, 2026; $18,789,272 for the year ended December 31, 2025; and $23,739,372 for the year ended December 31, 2024. As of June 30, 2026, the Company had an accumulated deficit of $414,633,429.

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

These historical financial factors initially raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management intends to take actions necessary to continue as a going concern, as discussed herein. Management’s plans to alleviate the conditions that raise substantial doubt include raising further capital, the implementation of operational improvements, and the curtailment of certain development programs, all of which the Company expects will preserve cash.

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Delaying or curtailing discretionary and non-essential operating expenses and capital expenditures not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected profit margin contribution upon the future commencement of volume manufacturing and sales of waveguides from our new waveguide manufacturing plant, particularly to ODM/OEM customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide technologies with potential ODMs/OEMs, which may include the receipt of upfront licensing fees and on-going supply agreements.

 The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under a sales agreement with an investment bank in an “at the market” offering. Since May 2024, the Company has raised $32,380,501, net of broker expenses, including $9,914,210 to date in 2026, under this sales agreement.

Management will continue to utilize the available “at the market” noted above to satisfy obligations as they become due, as well as, monitor the capital markets on an ongoing basis and may consider raising capital under other programs if favorable market conditions develop. If the Company needs to raise capital for additional liquidity, the Company may pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the forementioned pursuits on terms acceptable to the Company, or at all.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at June 30, 2026.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended June 30, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended June 30, 2026 by our directors and Section 16 officers.

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

VUZIX CORPORATION

Date: August 13, 2026	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)