Form 10-Q
period 2026-09-30
Vuzix Corp
filed 2026-11-12
CIK 1463972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 12, 2026, there were 85,156,876 shares of the registrant’s common stock outstanding.

Vuzix Corporation

Part 1: FINANCIAL INFORMATION

Item 1: Consolidated Financial Statements

VUZIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and Cash Equivalents	$9,192,134	$21,150,213
Accounts Receivable, net of allowance for credit losses of $14,388 at September 30, 2026 and $46,000 at December 31, 2025	596,951	1,627,635
Accrued Revenues in Excess of Billings	539,505	533,665
Other Receivables	454,103	379,615
Inventories, Net	2,229,615	2,188,750
Manufacturing Vendor Prepayments	252,512	256,090
Prepaid Expenses and Other Assets	1,407,944	1,059,759

Total Current Assets	14,672,764	27,195,727

Long-Term Assets
Fixed Assets, Net	9,122,721	7,626,238
Operating Lease Right-of-Use Assets, Net	610,481	1,003,025
Patents and Trademarks, Net	3,665,948	3,359,066
Technology Licenses, Net	409,170	559,973
Other Assets, Net	300,000	327,778

Total Assets	$28,781,084	$40,071,807

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,995,783	$685,010
Unearned Revenue	6,424	62,361
Accrued Expenses	1,916,126	3,590,407
Other Taxes Payable	83,059	49,513
Operating Lease Right-of-Use Liabilities	500,911	500,911

Total Current Liabilities	4,502,303	4,888,202

Long-Term Liabilities
Operating Lease Right-of-Use Liabilities	109,570	502,114

Total Liabilities	4,611,873	5,390,316

Mezzanine Equity
Preferred Stock - $0.001 Par Value, 5,000,000 Shares Authorized; 419,959 Shares of Series B Preferred Stock Issued and Outstanding as of September 30, 2026 and December 31, 2025	10,000,000	10,000,000

Stockholders' Equity
Common Stock - $0.001 Par Value, 200,000,000 shares authorized; 85,227,031 shares issued and 84,647,359 shares outstanding as of September 30, 2026 and 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025	85,227	81,680
Additional Paid-in Capital	439,617,602	426,934,722
Accumulated Deficit	(423,057,117)	(399,858,410)
Treasury Stock, at cost, 579,672 shares as of September 30, 2026 and December 31, 2025	(2,476,501)	(2,476,501)

Total Stockholders' Equity	14,169,211	24,681,491

Total Liabilities, Mezzanine Equity, and Stockholders' Equity	$28,781,084	$40,071,807

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2026	419,959	$10,000,000	84,993,902	$84,994	$438,138,532	$(414,633,429)	(579,672)	$(2,476,501)	$21,113,596
Stock-Based Compensation Expense	—	—	—	—	881,465	—	—	—	881,465
Stock Option Exercises	—	—	14,501	14	(14)	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(37,500)	—	—	(37,500)
Proceeds from ATM Program, Net	—	—	218,628	219	597,619	—	—	—	597,838
Net Loss	—	—	—	—	—	(8,386,188)	—	—	(8,386,188)
Balance - September 30, 2026	419,959	$10,000,000	85,227,031	$85,227	$439,617,602	$(423,057,117)	(579,672)	$(2,476,501)	$14,169,211

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2026	419,959	$10,000,000	81,679,367	$81,680	$426,934,722	$(399,858,410)	(579,672)	$(2,476,501)	$24,681,491
Stock-Based Compensation Expense	—	—	135,447	135	2,174,244	—	—	—	2,174,379
Stock Option Exercises	—	—	193,589	194	(194)	—	—	—	—
Preferred Stock Dividends	—	—	—	—	—	(112,500)	—	—	(112,500)
Proceeds from ATM Program, Net	—	—	3,218,628	3,218	10,508,830	—	—	—	10,512,048
Net Loss	—	—	—	—	—	(23,086,207)	—	—	(23,086,207)
Balance - September 30, 2026	419,959	$10,000,000	85,227,031	$85,227	$439,617,602	$(423,057,117)	(579,672)	$(2,476,501)	$14,169,211

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - July 1, 2025	189,717	$5,000,000	77,921,364	$77,921	$415,089,886	$(383,826,831)	(579,672)	$(2,476,501)	$28,864,475
Stock-Based Compensation Expense	—	—	121,055	122	769,638	—	—	—	769,760
Stock Option Exercises	—	—	41,250	41	54,821	—	—	—	54,863
Proceeds from ATM Program, Net	—	—	1,903,120	1,903	5,548,696	—	—	—	5,550,599
Stock Issued under Quanta Securities Purchase Agreement	230,242	5,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(7,354,225)	—	—	(7,354,225)
Balance - September 30, 2025	419,959	$10,000,000	79,986,789	$79,987	$421,463,041	$(391,181,056)	(579,672)	$(2,476,501)	$27,885,471

	Mezzanine Equity		Stockholders' Equity
	Series B Preferred Stock		Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Shares	Amount	Total
Balance - January 1, 2025	—	$—	76,553,694	$76,553	$407,215,883	$(367,522,950)	(579,672)	$(2,476,501)	$37,292,985
Stock-Based Compensation Expense	—	—	121,055	122	4,503,178	—	—	—	4,503,300
Stock Option Exercises	—	—	105,185	105	106,738	—	—	—	106,843
Proceeds from ATM Program, Net	—	—	3,206,855	3,206	9,637,242	—	—	—	9,640,449
Stock Issued under Quanta Securities Purchase Agreement	419,959	10,000,000	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(23,658,106)	—	—	(23,658,106)
Balance - September 30, 2025	419,959	$10,000,000	79,986,789	$79,987	$421,463,041	$(391,181,056)	(579,672)	$(2,476,501)	$27,885,471

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025
Sales:
Sales of Products	$494,141	$896,274	$2,420,816	$3,265,657
Sales of Engineering Services	220,308	264,673	798,447	771,941

Total Sales	714,449	1,160,947	3,219,263	4,037,598

Cost of Sales:
Cost of Sales - Products Sold	1,236,356	1,240,310	4,196,985	4,468,385
Cost of Sales - Depreciation and Amortization	84,063	180,927	240,383	525,144
Cost of Sales - Engineering Services	261,607	151,017	672,803	481,861

Total Cost of Sales	1,582,026	1,572,254	5,110,171	5,475,390

Gross Loss	(867,577)	(411,307)	(1,890,908)	(1,437,792)

Operating Expenses:
Research and Development	3,317,509	2,935,971	9,443,739	8,112,684
Selling and Marketing	1,640,931	1,147,194	4,401,741	4,037,649
General and Administrative	2,487,899	2,575,087	7,304,170	9,292,659
Depreciation and Amortization	163,458	424,335	396,719	1,242,828

Total Operating Expenses	7,609,797	7,082,587	21,546,369	22,685,820

Loss From Operations	(8,477,374)	(7,493,894)	(23,437,277)	(24,123,612)

Other Income (Expense):
Investment Income	108,029	156,760	434,196	460,998
Other Taxes	(14,000)	—	(50,458)	22,372
Foreign Exchange Gain (Loss)	(2,843)	(17,091)	(32,668)	(17,864)

Total Other Income, Net	91,186	139,669	351,070	465,506

Loss Before Provision for Income Taxes	(8,386,188)	(7,354,225)	(23,086,207)	(23,658,106)
Provision for Income Taxes	—	—	—	—

Net Loss	(8,386,188)	(7,354,225)	(23,086,207)	(23,658,106)
Preferred Stock Dividends	(37,500)	(21,177)	(112,500)	(24,670)
Loss Attributable to Common Shareholders	$(8,423,688)	$(7,375,402)	$(23,198,707)	$(23,682,776)

Basic and Diluted Net Loss per Common Share	$(0.10)	$(0.09)	$(0.28)	$(0.31)
Weighted-average Shares Outstanding - Basic and Diluted	84,415,649	77,478,532	83,354,246	76,733,716

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash Flows Used In Operating Activities
Net Loss	$(23,086,207)	$(23,658,106)
Non-Cash Adjustments
Depreciation and Amortization	1,526,379	2,342,483
Stock-Based Compensation	2,174,379	4,496,088
(Increase) Decrease in Operating Assets
Accounts Receivable	1,030,684	584,184
Accrued Revenues in Excess of Billings	(5,840)	243,409
Other Receivables	283,821	—
Inventories	(40,865)	1,917,817
Manufacturing Vendor Prepayments	3,578	216,268
Prepaid Expenses and Other Assets	(348,185)	(47,282)
Increase (Decrease) in Operating Liabilities
Accounts Payable	1,310,773	32,857
Accrued Expenses	(1,674,281)	618,672
Unearned Revenue	(55,937)	(25,116)
Other Taxes Payable	33,547	43,891

Net Cash Flows Used in Operating Activities	(18,848,154)	(13,234,835)

Cash Flows Used in Investing Activities
Purchases of Fixed Assets	(2,687,934)	(1,658,820)
Investments in Patents and Trademarks	(460,807)	(381,614)
Investments in Other Equity Assets	—	(50,000)

Net Cash Flows Used in Investing Activities	(3,148,741)	(2,090,434)

Cash Flows Provided by (Used in) Financing Activities
Proceeds from Sale of Preferred and Common Stock to Quanta	—	10,000,000
Proceeds from Exercise of Stock Options	—	106,843
Proceeds from ATM Program, Net	10,153,739	9,640,449
Preferred Dividends Paid	(114,923)	—

Net Cash Flows Provided by (Used in) Financing Activities	10,038,816	19,747,292

Net Increase (Decrease) in Cash and Cash Equivalents	(11,958,079)	4,422,023
Cash and Cash Equivalents - Beginning of Period	21,150,213	18,186,506

Cash and Cash Equivalents - End of Period	$9,192,134	$22,608,529

Supplemental Disclosures
Accrued Preferred Dividends included in Accrued Expenses	$37,500	$—
Depreciation and Amortization included in Research and Development Expense	889,277	574,511
Proceeds from ATM Program in Other Receivables	358,309	—
Purchases of Fixed Assets included in Accrued Expenses	—	1,165,418

The accompanying notes are an integral part of these consolidated financial statements.

VUZIX CORPORATION

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Vuzix Corporation (the “Company” or “Vuzix”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of the Company’s operations for the full fiscal year or any other period.

The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of and for the year ended December 31, 2025, as reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 12, 2026.

Customer Concentrations

For the three months ended September 30, 2026, two customers represented 22% and 10% of total product revenue and two customers represented 44% and 32% of engineering services revenue. For the three months ended September 30, 2025, four customers represented 19%, 17%, 11%, and 11% of total product revenue and four customers represented 39%, 32%, 16%, and 12% of engineering services revenue.

For the nine months ended September 30, 2026, one customer represented 17% of total product revenue and two customers represented 50% and 29% of engineering services revenue. For the nine months ended September 30, 2025, one customer represented 17% of total product revenue and four customers represented 29%, 25%, 23%, and 11% of engineering services revenue.

As of September 30, 2026, three customers represented 38%, 17%, and 13% of accounts receivable. As of December 31, 2025, two customers represented 55% and 35% of accounts receivable.

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

The Company incurred net losses of $23,086,207 for the nine months ended September 30, 2026; $32,273,128 for the year ended December 31, 2025; and $73,538,157 for the year ended December 31, 2024. The Company had net cash outflows from operations of $18,848,154 for the nine months ended September 30, 2026; $18,789,272 for the year ended December 31, 2025; and $23,739,372 for the year ended December 31, 2024. As of September 30, 2026, the Company had an accumulated deficit of $423,057,117.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital, and investments in fixed assets, patents, and trademarks. Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, research and development costs, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily through the sale of equity securities. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to cut its operating costs significantly or raise new equity and/or debt capital.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Delaying or curtailing discretionary and non-essential operating expenses and investments in fixed assets not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected gross margin contributions once we are successful in securing volume manufacturing and sales of waveguides from our newly expanded waveguide manufacturing plant, particularly to new smart glasses ODM/OEM customers and future co-packaged optics (“CPO”) AI data center customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide for imaging and CPO applications and other waveguide technologies with potential ODMs/OEMs, which may include the receipt of upfront licensing fees and on-going supply agreements.

The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which included an initial sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under this sales agreement with an investment bank in an “at the market” offering. Subsequently, in August 2026, the Company entered into a new sales agreement with the same investment bank for the issuance of up to $100,000,000 of our common stock and all remaining unused issuance under the prior sales agreement, totaling $16,330,382, were terminated. Since May 2024, the Company has raised $32,978,341, net of broker expenses, including $10,512,048 during the nine months ended September 30, 2026, under these sales agreements.

Management will continue to utilize the available “at the market” offering noted above to satisfy obligations as they become due, as well as, monitor the capital markets on an ongoing basis and may consider raising capital under other programs if favorable market conditions develop. If the Company needs to raise capital for additional liquidity, the Company may be required to pursue additional equity financing, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the aforementioned pursuits on terms acceptable to the Company, or at all.

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

Significant expenses regularly provided to and reviewed by the CODM are Cost of Sales, Research and Development, General and Administrative, and Total Compensation. These segment items for the three and nine months ended September 30, 2026 and 2025 are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2026	2025	2026	2025

Sales	$714,449	$1,160,947	$3,219,263	$4,037,598

Less expenses:
Cost of Sales, excluding compensation	(1,009,281)	(1,161,854)	(3,691,749)	(4,219,187)
Research and Development, excluding compensation	(1,563,208)	(1,475,858)	(4,497,608)	(3,870,517)
General and Administrative, excluding compensation	(1,313,117)	(1,301,298)	(3,686,634)	(4,417,010)
Total Compensation	(4,306,878)	(4,043,040)	(12,513,966)	(13,212,176)
Other Segment Items	(908,153)	(533,122)	(1,915,513)	(1,976,814)
	(9,100,637)	(8,515,172)	(26,305,470)	(27,695,704)

Net Loss	$(8,386,188)	$(7,354,225)	$(23,086,207)	$(23,658,106)

Other Segment Items:

-	Selling and Marketing, excluding compensation expense;
-	Depreciation and Amortization, not included in Cost of Sales; and
-	Other Income.

Geographic Information

	Three Months Ended September 30,
	2026			2025
	Revenue	% of Total		Revenue	% of Total
U.S.	$551,136	77%	U.S.	$1,001,990	86%
Germany	34,167	5%	Switzerland	41,372	4%
Canada	29,478	4%	Japan	29,414	3%
Others	99,668	14%	Others	88,171	7%
Total Revenues	$714,449	100%	Total Revenues	$1,160,947	100%

	Nine Months Ended September 30,
	2026			2025
	Revenue	% of Total		Revenue	% of Total
U.S.	$2,365,967	74%	U.S.	$2,470,637	61%
Switzerland	166,857	5%	Netherlands	574,023	14%
Japan	159,263	5%	Hungary	189,534	5%
Others	527,176	16%	Others	803,404	20%
Total Revenues	$3,219,263	100%	Total Revenues	$4,037,598	100%

All long-lived assets other than limited amounts of certain product manufacturing tooling utilized at our manufacturing vendors are located in the U.S.

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

The following table summarizes the revenue recognized by major product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues
Products Sales	$494,141	$896,274	$2,420,816	$3,265,657
Engineering Services	220,308	264,673	798,447	771,941

Total Revenue	$714,449	$1,160,947	$3,219,263	$4,037,598

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

As of September 30, 2026 and December 31, 2025, there were nil and $47,025, respectively, in outstanding performance obligations remaining for extended warranties.

The following table presents a summary of the Company’s sales by revenue recognition method as a percentage of total net sales for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Point-in-Time	88%	77%	84%	82%
Over Time – Input Method	12%	23%	16%	18%

Total	100%	100%	100%	100%

Remaining Performance Obligations

As of September 30, 2026, the Company had $1,810,495 of remaining performance obligations under current waveguide and other development projects, including initial product production, which represents the remainder of transaction prices totaling $3,650,000 under these development projects, which commenced in 2023 and 2026, less revenue recognized under percentage of completion to date. The Company expects to recognize the remaining revenue related to these projects, based upon the following expected due dates: 2% in 2026, 45% in 2027, and 53% in 2028. Revenues earned less amounts invoiced at September 30, 2026, in the amount of $539,505, are reflected as Accrued Revenues in Excess of Billings in the accompanying Consolidated Balance Sheet.

As of December 31, 2025, the Company had $1,836,670 of remaining performance obligations under current waveguide and other development projects, which represented the remainder of transaction prices totaling $3,737,168 under these development projects less revenue recognized under percentage of completion to date.

As of September 30, 2026, the Company had no material outstanding performance obligations related to product sales, other than its standard and extended product warranties.

Note 3 – Loss Per Share

Basic earnings per share is computed by dividing net income (loss) less preferred dividends, whether paid or accrued, on any outstanding preferred stock by the weighted average number of common shares outstanding for the period. Diluted earnings per share calculations reflect the assumed exercise of all dilutive employee stock options, vesting of Restricted Stock Units (“RSUs”), and Performance Stock Units (“PSUs”) applying the treasury stock method promulgated by FASB ASC Topic 260, “Earnings Per Share” and the conversion of any outstanding convertible preferred shares that are in-the-money, applying the as-if-converted method. However, if the assumed exercise of stock options, RSUs, PSUs, and the conversion of any preferred shares are anti-dilutive, basic and diluted earnings per share are the same for all periods. As a result of the net losses for the three and nine months ended September 30, 2026 and 2025, all outstanding instruments would be anti-dilutive. As of September 30, 2026 and 2025, there were 10,368,623 and 10,664,321 common stock share equivalents, respectively, potentially issuable from the exercise of stock options, vesting of RSUs and awarded PSUs, and the conversion of preferred stock that could dilute basic earnings per share in the future.

Note 4 – Inventories, Net

Inventories are stated at the lower of cost and net realizable value, and consist of the following:

	September 30,	December 31,
	2026	2025

Purchased Parts and Components	$5,244,350	$5,369,273
Work-in-Process	182,662	198,207
Finished Goods	2,749,410	2,689,458
Less: Reserve for Obsolescence	(5,946,807)	(6,068,188)

Inventories, Net	$2,229,615	$2,188,750

During the nine months ended September 30, 2026 and 2025, the Company disposed of nil and $1,307,662, respectively, of inventory that was fully provisioned for as obsolete in the previous year.

Note 5 – Fixed Assets

Fixed Assets consisted of the following:

	September 30,	December 31,
	2026	2025
Tooling and Manufacturing Equipment	$12,547,067	$10,348,958
Leasehold Improvements	3,129,906	2,809,745
Computers and Purchased Software	740,522	612,524
Furniture and Equipment	2,546,374	2,502,286
	18,963,869	16,273,513
Less: Accumulated Depreciation	(9,841,148)	(8,647,275)
Fixed Assets, Net	$9,122,721	$7,626,238

Total depreciation expense for fixed assets for the three months ended September 30, 2026 and 2025, was $444,071 and $372,241, respectively. Total depreciation expense for fixed assets for the nine months ended September 30, 2026 and 2025, was $1,193,873 and $1,096,081, respectively.

As of September 30, 2026 and December 31, 2025, there were $3,611,417 and $2,602,784, respectively, of waveguide related manufacturing fixed assets that are not yet placed into service and, therefore, are not currently being depreciated.

Note 6 – Patents and Trademarks

Patents and Trademarks consisted of the following:

	September 30,	December 31,
	2026	2025
Patents and Trademarks	$5,289,080	$4,841,560
Less: Accumulated Amortization	(1,623,132)	(1,482,494)
Patents and Trademarks, Net	$3,665,948	$3,359,066

Total amortization expense for patents and trademarks for the three months ended September 30, 2026 and 2025 was $52,478 and $52,093, respectively. Total amortization expense for patents and trademarks for the nine months ended September 30, 2026 and 2025 was $153,924 and $146,747, respectively. The estimated aggregate annual amortization expense for each of the next five fiscal years is approximately $244,000.

Note 7 – Technology Licenses, Net

Technology Licenses consisted of the following:

	September 30,	December 31,
	2026	2025

Licenses	$2,443,356	$2,443,356
Write-Offs	(794,889)	—
Less: Accumulated Amortization	(1,239,297)	(1,883,383)
Licenses, Net	$409,170	$559,973

Total amortization expense related to technology licenses for the three months ended September 30, 2026 and 2025 was $50,268 and $50,269, respectively. Total amortization expense related to technology licenses for the nine months ended September 30, 2026 and 2025 was $150,802 and $150,803, respectively. The estimated aggregate annual amortization expense for each of the next two fiscal years is approximately $164,000.

During the three months ended September 30, 2026, the Company retired two technology licenses that were no longer in use that were fully amortized. As the licenses were fully amortized at the time of disposal, the retirement resulted in no gain or loss and had no impact on the Company’s results of operations.

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

Total amortization expense related to all software updates, included in cost of sales in 2025 and now fully amortized, for the three months ended September 30, 2026 and 2025 was nil and $41,668, respectively. Total amortization expense related to all software updates for the nine months ended September 30, 2026 and 2025 was $27,778 and $125,001, respectively.

Note 9 – Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2026	2025

Accrued Product Development and Tooling Costs	$804,722	$2,416,910
Accrued Wages and Related Costs	359,067	756,933
Accrued Professional Services	147,692	213,712
Accrued Warranty Obligations	62,818	55,637
Other Accrued Expenses	541,827	147,215

Total	$1,916,126	$3,590,407

The Product Development and Tooling Costs of $804,722 at September 30, 2026 have been previously expensed as research and development expense or were capitalized as manufacturing assets, primarily in our 2025 fiscal year. The remaining capitalized tooling costs portion will be amortized and the deferred development expense portion will be paid to the vendor over the related product’s future production of a specified number of units.

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

The changes in the Company’s accrued warranty obligations for the nine months ended September 30, 2026, were as follows:

Accrued Warranty Obligations at December 31, 2025	$55,637
Reductions for Settling Warranties	(65,443)
Warranties Issued During Period	72,624

Accrued Warranty Obligations at September 30, 2026	$62,818

Note 10 – Income Taxes

The Company’s effective income tax rate differs from the U.S. statutory rate primarily due to the valuation allowance recorded against deferred tax assets.

Note 11 – Mezzanine Equity and Stockholders’ Equity

Preferred Stock

The Board of Directors is authorized to establish and designate different series of preferred stock and to fix and determine their voting powers and other rights and terms. The Company has 5,000,000 authorized shares of preferred stock with a par value of $0.001 as of September 30, 2026 and December 31, 2025. Of this total, 49,626 shares are designated as Series A Preferred Stock and 800,000 shares are designated as Series B Convertible Preferred Stock (“Series B Preferred Stock”). There were nil shares of Series A Preferred Stock issued and outstanding on September 30, 2026 and December 31, 2025, and there were 419,959 shares of Series B Preferred Stock issued and outstanding as of September 30, 2026 and December 31, 2025.

Each share of Series B Preferred Stock is convertible, at the option of the holder, into ten shares of common stock, subject to adjustment for stock splits, stock dividends, and similar transactions. The Company may, at its option at any time after notice, redeem the Series B Preferred Stock that is outstanding, subject to conversion rights of the holder. The Series B Preferred Stock does not entitle the holders to voting rights, except with respect to certain actions which require the consent of the holders of 66 2/3% of the outstanding shares of Series B Preferred Stock, or as required by law.

A summary of the Series B Preferred Stock issued through September 30, 2026 is as follows:

Quanta Computer Investments	Series B Preferred Stock - Shares Issued	Series B Preferred Stock - Paid-in Capital	Series B Preferred Stock - Conversion Price	Common Stock to be issued upon Conversion
Tranche 2 or Second Closing	189,717	$5,000,000	$26.35	1,897,170
Tranche 3 or Third Closing	230,242	$5,000,000	$21.72	2,302,420
Totals	419,959	$10,000,000		4,199,590

The Series B Preferred Stock entitles the holders to cumulative dividends at the annual rate of 1.5% of the original issuance price, payable quarterly in cash. During the three months ended September 30, 2026 and 2025, there were $37,500 and nil of preferred dividends paid, respectively. During the nine months ended September 30, 2026 and 2025, there were $114,923 and nil of preferred dividends paid, respectively. As of September 30, 2026 and December 31, 2025, total accumulated and unpaid preferred dividends were $37,500 and $39,923, respectively.

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

Common Stock

As of September 30, 2026, the Company’s authorized common stock consists of 200,000,000 shares, par value of $0.001. There were 85,227,031 shares issued and 84,647,359 shares outstanding as of September 30, 2026 and 81,679,367 shares issued and 81,099,695 shares outstanding as of December 31, 2025.

The 419,959 shares of Series B Preferred Stock outstanding as of September 30, 2026 held by Quanta are convertible into 4,199,590 shares of common stock.

ATM Program

The Company filed a Registration Statement on Form S-3 with the SEC that became effective in May 2024, which currently includes a sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under a sales agreement with an investment bank in an “at the market” (“ATM”) offering. Subsequently, in August 2026, the Company entered into a new sales agreement with the same investment bank for the issuance of up to $100,000,000 of our common stock and all remaining unused issuance under the prior sales agreement, totaling $16,330,382, were terminated.

During the three months ended September 30, 2026, the Company sold 218,628 shares of common stock for gross proceeds of $620,166 (average sales price of $2.84 per share) under the ATM before deducting broker expenses paid by the Company of $22,328. During the three months ended September 30, 2025, the Company sold 1,903,120 shares of common stock for gross proceeds of $5,757,883 (average sales price of $3.03 per share) under the ATM before deducting broker expenses paid by the Company of $207,284.

During the nine months ended September 30, 2026, the Company sold 3,218,628 shares of common stock for gross proceeds of $10,904,616 (average sales price of $3.39 per share) under the ATM before deducting broker expenses paid by the Company of $392,568. During the nine months ended September 30, 2025, the Company sold 3,206,855 shares of common stock for gross proceeds of $10,000,466 (average sales price of $3.12 per share) under the ATM before deducting broker expenses paid by the Company of $360,017.

To-date in the fourth quarter of 2026, the Company sold 496,487 shares of common stock for gross proceeds of $1,495,555 (average of $3.01 per share) under the ATM before deducting broker expenses paid by the Company of $53,840.

The Company is using the net proceeds from these sales for general corporate purposes, including working capital.

Note 12 – Stock-Based Compensation

A summary of stock option activity related to the Company’s employee equity incentive plan for the nine months ended September 30, 2026, is as follows:

		Weighted	Average
	Number of	Average	Remaining Life
	Options	Exercise Price	(years)
Outstanding at December 31, 2025	3,988,858	$3.86	7.04
Granted	20,000	3.10
Exercised	(269,369)	1.62
Expired or Forfeited	(99,929)	4.67

Outstanding at September 30, 2026	3,639,560	$4.00	6.19

The weighted average remaining contractual term for all options as of September 30, 2026 and December 31, 2025, was 6.19 years and 7.04 years, respectively.

As of September 30, 2026, there were 3,521,784 options that were fully vested and exercisable at a weighted average exercise price of $4.05 per share. The weighted average remaining contractual term of the vested options is 6.09 years.

As of September 30, 2026, there were 117,776 unvested options with a weighted average exercise price of $2.73 per share. The weighted average remaining contractual term of the unvested options is 8.50 years.

A summary of RSA, RSU, and PSU activity related to the Company’s employee equity incentive plan, excluding contingently issuable bonus PSU awards, as discussed below, for the nine months ended September 30, 2026, is as follows:

		Weighted Average
Restricted Stock Awards and Restricted Stock Units	Number of	Grant Date
	Shares/Units	Fair Value Per Share/Unit
Unvested at December 31, 2025	772,438	$2.61
Granted	1,030,238	2.50
Vested	(251,027)	2.40
Forfeited	(48,334)	2.35

Unvested at September 30, 2026	1,503,315	$2.58

		Weighted Average
Performance Stock Units	Number of	Grant Date
	Units	Fair Value Per Unit
Unvested at December 31, 2025	1,504,431	$2.37
Granted	637,946	2.40
Vested	(74,257)	3.15
Forfeited	(1,041,962)	2.16

Unvested at September 30, 2026	1,026,158	$2.55

On April 24, 2026, the Company issued 593,797 RSUs and 302,727 PSUs to all non-executive employees of the Company. The fair market value on the date of award of the RSUs and PSUs was $2.39 per unit. The RSUs will vest over time at a rate of one-third annually on each December 15, 2026, 2027, and 2028. The PSUs will vest upon the achievement of certain revenue and EBITDA targets before December 31, 2028. As of September 30, 2026, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 150%, an additional 151,364 PSUs could be issued and vest immediately. As of September 30, 2026, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

On April 29, 2026, the Company issued 335,218 RSUs and 335,218 PSUs to its CEO and CFO. The fair market value on the date of award of the RSUs and PSUs was $2.41 per unit. The RSUs will vest over time at a rate of one-third annually on each December 15, 2026, 2027, and 2028. The PSUs will vest upon the achievement of certain revenue and EBITDA targets before December 31, 2028. As of September 30, 2026, these targets are considered probable and the associated expense is being amortized. If both the revenue and EBITDA targets are exceeded by 150%, an additional 167,609 PSUs could be issued and vest immediately. As of September 30, 2026, these bonus targets are not considered probable and their fair market value is not being amortized in stock-based compensation expense.

During the nine months ended September 30, 2026, the Company issued 88,236 RSUs to its independent board members as part of their annual retainer for services covering the period of July 2026 to June 2027. The fair market value on the date of award of the RSUs issued was $3.40, resulting in an aggregate fair value of approximately $300,000. The fair market value of these awards is expensed over twelve (12) months, which began on July 1, 2026.

For the three months ended September 30, 2026 and 2025, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s former LTIP, of $881,465 and $765,955, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded total stock-based compensation expense, including stock awards but excluding stock option awards under the Company’s former LTIP, of $2,174,379 and $3,311,353, respectively.

As of September 30, 2026, the Company had $4,593,146 of unrecognized stock-based compensation expense related to all stock options, RSAs, RSUs, and PSUs considered probable, which will be recognized over a weighted average period of 1.9 years.

For the nine months ended September 30, 2025, the Company recorded non-cash stock-based compensation expense of $1,180,356 for the former LTIP options that vested or were probable to vest, prior to their cancellation effective June 16, 2025.

These expenses are presented in the same financial statement line items in the Statements of Operations as the cash-based compensation expenses for the same recipients.

Note 13 – Right-of-Use Assets and Liabilities

Future lease payments under operating leases as of September 30, 2026, were as follows:

2026	$141,796
2027	519,919
Total Future Lease Payments	661,715
Less: Imputed Interest	(51,234)
Total Lease Liability Balance	$610,481

Operating lease costs under the operating leases totaled $190,450 and $284,386 for the three months ended September 30, 2026 and 2025, respectively. Operating lease costs under the operating leases totaled $673,937 and $777,505 for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the weighted average discount rate was 7.1% and the weighted average remaining lease term was 1.2 years.

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

Our accounting policies are more fully described in the notes to our consolidated financial statements included in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in our accounting policies for the nine months ended September 30, 2026.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Business Matters

We are engaged in the design, manufacture, marketing and sale of wearable display devices also referred to as head mounted displays (or HMDs), or near-eye displays, in the form of AI powered Smart Glasses. We also design, manufacture and sell imaging waveguides and related display engines for see-through AI Smart Glasses and heads-up displays (or HUDs), and we are developing waveguide-based optical interconnect components for CPO used for data transmission applications within data center server racks. We also develop other hardware related Augmented Reality (AR) technologies.

Our Smart Glasses are worn like eyeglasses or attach to a head worn mount. These AI Smart Glasses devices typically include cameras, sensors, and a computer that enable the user to view, record and interact with video and digital content, such as computer data, the Internet, social media or entertainment applications. Our wearable display products integrate microdisplay technology with our advanced optics to produce compact high-resolution display engines, which when viewed through our waveguide AI Smart Glasses products create virtual images that appear comparable in size to that of a computer monitor overlaid on the real world of their wearer.

For our Smart Glasses and AI/AR products, we are focused on enterprise, defense, medical, and security applications. The wearable display and mobile device markets in which we compete have been subject to rapid technological change over the last decade and as a result we must continue to improve our products’ performance and lower our costs. We believe our technology, intellectual property portfolio and position in the marketplace give us a leadership position in AI and AR Smart Glasses products, and imaging waveguide optics for AR glasses and HUDs, along with their related display engine technology. We also believe our waveguide technology positions us to address the emerging market for optical interconnect components within AI computing racks.

Recent Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements.

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table compares the Company’s consolidated statements of operations data for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
			Dollar	% Increase
	2026	2025	Change	(Decrease)

Sales:
Sales of Products	$494,141	$896,274	$(402,133)	(45)%
Sales of Engineering Services	220,308	264,673	(44,365)	(17)%

Total Sales	714,449	1,160,947	(446,498)	(38)%

Cost of Sales:
Cost of Sales - Products	1,236,356	1,240,310	(3,954)	(0)%
Cost of Sales - Depreciation and Amortization	84,063	180,927	(96,864)	(54)%
Cost of Sales - Engineering Services	261,607	151,017	110,590	73%

Total Cost of Sales	1,582,026	1,572,254	9,772	1%

Gross Loss	(867,577)	(411,307)	(456,270)	111%
Gross Loss%	(121)%	(35)%

Operating Expenses:
Research and Development	3,317,509	2,935,971	381,538	13%
Selling and Marketing	1,640,931	1,147,194	493,737	43%
General and Administrative	2,487,899	2,575,087	(87,188)	(3)%
Depreciation and Amortization	163,458	424,335	(260,877)	(61)%

Loss from Operations	(8,477,374)	(7,493,894)	(983,480)	13%

Other Income (Expense):
Investment Income	108,029	156,760	(48,731)	(31)%
Other Taxes	(14,000)	—	(14,000)	NM
Foreign Exchange Loss	(2,843)	(17,091)	14,248	(83)%

Total Other Income, Net	91,186	139,669	(48,483)	(35)%

Net Loss	$(8,386,188)	$(7,354,225)	$(1,031,963)	14%

Sales.   There was a decrease in total sales for the three months ended September 30, 2026, compared to the same period in 2025 of $446,498, or 38%. The following table reflects the major components of our sales:

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Sales of Products	$494,141	69%	$896,274	77%	$(402,133)	(45)%
Sales of Engineering Services	220,308	31%	264,673	23%	(44,365)	(17)%
Total Sales	$714,449	100%	$1,160,947	100%	$(446,498)	(38)%

Sales of products decreased by 45%, or $402,133 for the three months ended September 30, 2026, compared to the same period in 2025. Reduced Smart Glasses revenue was the primary driver of this decrease as unit sales of our

M400 product decreased, along with the unit sales of our products that were discontinued in 2025, compared to the previous year’s comparable period.

Sales of engineering services and OEM products for the three months ended September 30, 2026, were $220,308 compared to $264,673 in the comparable 2025 period, a decrease of 17% and primarily related to the timing of progress on customer projects.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Product Cost of Sales	$446,136	61%	$727,316	63%	$(281,180)	(39)%
Manufacturing Overhead - Unapplied	790,220	111%	512,994	44%	277,226	54%
Depreciation and Amortization	84,063	12%	180,927	16%	(96,864)	(54)%
Engineering Services Cost of Sales	261,607	37%	151,017	12%	110,590	73%

Total Cost of Sales	$1,582,026	221%	$1,572,254	135%	$9,772	1%

Gross Loss	$(867,577)	(121)%	$(411,307)	(35)%	$(456,270)	111%

For the three months ended September 30, 2026, there was a gross loss from total sales of $867,577, or 121%, compared to a gross loss of $411,307, or 35%, in the comparable period in 2025.

Products cost of sales were relatively flat as a percentage of sales for the three months ended September 30, 2026 at 62% versus 63% in the comparable 2025 period.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $277,226, or 54%, for the three months ended September 30, 2026 compared to the 2025 comparable period. As a percentage of total sales, such costs increased to 111% compared to 44% in 2025 due to lower product revenue, the reworking of older product versions into upgraded current versions, which did not result in any additional overhead absorption, and lower production levels of new product, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and amortization included in cost of sales decreased by $96,864, or 54%, for the three months ended September 30, 2026 versus the comparable period in 2025. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

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

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Research and Development Expenses	$3,090,075	433%	$2,781,191	240%	$308,884	11%
Related Stock-based Compensation (non-cash)	227,434	32%	154,780	13%	72,654	47%
Total Research and Development	$3,317,509	464%	$2,935,971	253%	$381,538	13%

Total research and development expenses for the three months ended September 30, 2026 increased by $381,538, or 13%, compared to the comparable period in 2025. This increase was largely due to a $450,000 increase in external consulting expenses related to the Company’s new waveguide-based optical interconnect components being developed for CPO solutions; a $221,533 increase in cash salary and benefits related expenses due to headcount increases; partially offset by a $102,997 decrease in rent and utilities expenses; a $179,206 decrease in external product development costs; and a $76,898 decrease in recruiting and hiring expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$1,518,109	212%	$1,028,262	89%	$489,847	48%
Related Stock-based Compensation (non-cash)	122,822	17%	118,932	10%	3,890	3%
Total Selling and Marketing	$1,640,931	230%	$1,147,194	99%	$493,737	43%

Total selling and marketing expenses for the three months ended September 30, 2026 increased by $493,737, or 43%, compared to the comparable period in 2025. This increase was largely due to a $350,000 increase in external consulting expenses related to the Company’s new waveguide-based optical interconnect components being developed for CPO solutions; and a $244,154 increase in bad debt expense, net of a $199,323 recovery of previously written-off bad debt in the prior period; partially offset by a decrease of $131,220 in cash salary and benefits related expenses.

General and Administrative.  General and administrative expenses include professional fees, investor relations (IR) and shareholder related costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Three Months Ended	% of	Three Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
General and Administrative Expenses	$1,991,440	279%	$2,127,363	183%	$(135,923)	(6)%
Related Stock-based Compensation (non-cash)	496,459	69%	447,724	39%	48,735	11%
Total General and Administrative	$2,487,899	348%	$2,575,087	222%	$(87,188)	(3)%

Total general and administrative expenses for the three months ended September 30, decreased by $87,188, or 3%, compared to the comparable period in 2025. The decrease was largely due to a $147,744 decrease in cash salary and benefits related expenses; a $88,353 decrease in insurance premiums; and a $60,259 decrease in IR and shareholder related expenses; partially offset by a $200,000 increase in external consulting expenses related to the Company’s new waveguide-based optical interconnect components being developed for CPO solutions.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales or research and development expenses, for the three months ended September 30, 2026, was $163,458, compared to $424,335 in the comparable period in 2025, or a decrease of $260,877. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

Other Income, Net. Total other income was $91,186 for the three months ended September 30, 2026, compared to other income of $139,669 in the comparable period in 2025, a decrease of $48,483. This decrease was due to a decrease of $48,731 in investment income; and an increase of $14,000 in other taxes; partially offset by a decrease of $14,248 in foreign exchange losses.

Provision for Income Taxes. There was no provision for income taxes in the respective three month periods ended September 30, 2026 and 2025.

Comparison of Nine months Ended September 30, 2026 and 2025

The following table compares the Company’s consolidated statements of operations data for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
			Dollar	% Increase
	2026	2025	Change	(Decrease)

Sales:
Sales of Products	$2,420,816	$3,265,657	$(844,841)	(26)%
Sales of Engineering Services	798,447	771,941	26,506	3%

Total Sales	3,219,263	4,037,598	(818,335)	(20)%

Cost of Sales:
Cost of Sales - Products Sold	4,196,985	4,468,385	(271,400)	(6)%
Cost of Sales - Depreciation and Amortization	240,383	525,144	(284,761)	(54)%
Cost of Sales - Engineering Services	672,803	481,861	190,942	40%

Total Cost of Sales	5,110,171	5,475,390	(365,219)	(7)%

Gross Loss	(1,890,908)	(1,437,792)	(453,116)	32%
Gross Loss %	(59)%	(36)%

Operating Expenses:
Research and Development	9,443,739	8,112,684	1,331,055	16%
Selling and Marketing	4,401,741	4,037,649	364,092	9%
General and Administrative	7,304,170	9,292,659	(1,988,489)	(21)%
Depreciation and Amortization	396,719	1,242,828	(846,109)	(68)%

Loss from Operations	(23,437,277)	(24,123,612)	686,335	(3)%

Other Income (Expense):
Investment Income	434,196	460,998	(26,802)	(6)%
Other Taxes	(50,458)	22,372	(72,830)	(326)%
Foreign Exchange Loss	(32,668)	(17,864)	(14,804)	83%

Total Other Income, Net	351,070	465,506	(114,436)	(25)%

Net Loss	$(23,086,207)	$(23,658,106)	$571,899	(2)%

Sales.   There was a decrease in total sales for the nine months ended September 30, 2026, compared to the same period in 2025 of $818,335, or 20%. The following table reflects the major components of our sales:

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Sales of Products	$2,420,816	75%	$3,265,657	81%	$(844,841)	(26)%
Sales of Engineering Services	798,447	25%	771,941	19%	26,506	3%
Total Sales	$3,219,263	100%	$4,037,598	100%	$(818,335)	(20)%

Sales of products decreased by 26%, or $844,841, for the nine months ended September 30, 2026, compared to the same period in 2025. Reduced Smart Glasses revenue was the primary driver of this decrease as unit sales of our M400 product decreased, along with the unit sales of our products that were discontinued in 2025, compared to the previous year’s comparable period.

Sales of engineering services and OEM products for the nine months ended September 30, 2026, were $798,447 compared to $771,941 in the comparable 2025 period, an increase of 3%.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Product Cost of Sales	$1,937,689	61%	$2,598,041	64%	$(660,352)	(25)%
Inventory Reserve for Obsolescence	287,285	9%	265,000	7%	22,285	8%
Manufacturing Overhead - Unapplied	1,972,011	61%	1,605,344	40%	366,667	23%
Depreciation and Amortization	240,383	7%	525,144	13%	(284,761)	(54)%
Engineering Services Cost of Sales	672,803	21%	481,861	12%	190,942	40%

Total Cost of Sales	5,110,171	159%	5,475,390	136%	(365,219)	(7)%

Gross Loss	$(1,890,908)	(59)%	$(1,437,792)	(36)%	$(453,116)	32%

For the nine months ended September 30, 2026, there was a gross loss from total sales of $1,890,908, or 59%, compared to a gross loss of $1,437,792, or 36%, in the comparable period in 2025.

Products cost of sales were down slightly as a percentage of sales for the nine months ended September 30, 2026 at 60% versus 64% in the comparable 2025 period.

Unapplied manufacturing overhead costs, not already added into product cost of sales, increased by $366,667, or 23%, for the nine months ended September 30, 2026 compared to the 2025 comparable period. As a percentage of total sales, such costs increased to 61%, compared to 40% in 2025, due to lower product revenue, the reworking of older product versions into upgraded current versions, which did not result in any additional overhead absorption, and lower production levels of new product, as the Company has sufficient finished goods on hand to meet currently expected demand for current Smart Glasses models for the foreseeable future.

Depreciation and amortization included in cost of sales decreased by $284,761, or 54%, for the nine months ended September 30, 2026 versus the comparable period of 2025. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

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

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Research and Development Expenses	$8,934,561	278%	$7,420,592	184%	$1,513,969	20%
Related Stock-based Compensation (non-cash)	509,178	16%	692,092	17%	(182,914)	(26)%
Total Research and Development Costs	$9,443,739	293%	$8,112,684	201%	$1,331,055	16%

Total research and development expenses for the nine months ended September 30, 2026 increased by $1,331,055, or 16%, compared to the comparable period in 2025. This increase was largely due to a $1,194,427 increase in cash salary and benefits related expenses due to headcount increases; a $450,000 increase in external consulting expenses related to the Company’s new waveguide-based optical interconnect components being developed for CPO solutions; a $314,769 increase in depreciation related to under-utilized new manufacturing equipment still being used primarily for R&D purposes; and a $99,584 increase in supplies expenses; partially offset by a $182,912 decrease in non-cash stock-based compensation expenses; a $125,925 decrease in rent related expenses; a $349,061 decrease in external development costs for our new products; and a $69,499 decrease in recruiting and hiring expenses.

Selling and Marketing.   Selling and marketing expenses consist of trade show costs, advertising, sales samples, travel costs, sales staff compensation costs including non-cash stock-based compensation expense, consulting fees, public relations agency fees, website costs, and sales commissions paid to full-time staff and outside consultants.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
Selling and Marketing Expenses	$4,177,937	130%	$3,334,895	83%	$843,042	25%
Related Stock-based Compensation (non-cash)	223,804	7%	702,754	17%	(478,950)	(68)%
Total Selling and Marketing	$4,401,741	137%	$4,037,649	100%	$364,092	9%

Total selling and marketing expenses for the nine months ended September 30, 2026 increased by $364,092, or 9%, compared to the comparable period in 2025. This was due to a $350,000 increase in external consulting expenses related to the Company’s new waveguide-based optical interconnect components being developed for CPO solutions; a $244,154 increase in bad debt expense, net of a $199,323 recovery of previously written-off bad debt in the prior period; an increase of $127,457 in cash salary and benefits related expenses; an increase of $46,966 in website development costs; a $37,181 increase in travel related expenses; partially offset by a $478,950 decrease in non-cash stock-based compensation expense.

General and Administrative.  General and administrative expenses include professional fees, IR costs, salaries and related non-cash stock-based compensation, travel costs, and office and rental costs.

	Nine Months Ended	% of	Nine Months Ended	% of	Dollar	% Increase
	September 30, 2026	Total Sales	September 30, 2025	Total Sales	Change	(Decrease)
General and Administrative Expenses	$5,974,163	186%	$6,392,430	158%	$(418,267)	(7)%
Related Stock-based Compensation (non-cash)	1,330,007	41%	2,900,229	72%	(1,570,222)	(54)%
Total General and Administrative	$7,304,170	227%	$9,292,659	230%	$(1,988,489)	(21)%

Total general and administrative expenses for the nine months ended September 30, 2026 decreased by $1,988,489, or 21%, compared to the comparable period in 2025. The decrease was largely due to a $1,570,222 decrease in non-cash stock-based compensation expense related to our 2024 cash salary reduction program in exchange for equity, which ended on April 30, 2025, and the termination of the Company’s original LTIP, which was cancelled on June 16, 2025; a $865,900 decrease in IR and shareholder related expenses; a $115,465 decrease in legal expenses; a $93,235 decrease in insurance premiums; a $65,685 decrease in external consulting expenses; and a $45,833 decrease in rent and repair expenses; partially offset by a $311,834 increase in cash salary and benefits mostly due to our 2024 cash salary reduction program, which ended on April 30, 2025; a $200,000 increase in external consulting expenses related to the Company’s new waveguide-based optical interconnect components being developed for CPO solutions; a $99,558 increase in recruitment and hiring expenses; and a $65,462 increase in supplies expenses.

Depreciation and Amortization.  Depreciation and amortization expense, not included in cost of sales or research and development expenses, for the nine months ended September 30, 2026, was $396,719, compared to $1,242,828 in the comparable period in 2025, or a decrease of $846,109. This decrease was due to certain leasehold improvements becoming fully depreciated in November 2025.

Other Income, Net. Total other income was $351,070 for the nine months ended September 30, 2026, compared to other income of $465,506 in the comparable period in 2025, a decrease of $114,436. This decrease was due to an increase of $72,830 in other taxes; a decrease in investment income of $26,802; and an increase of $14,804 in foreign exchange losses

Provision for Income Taxes. There was no provision for income taxes in the respective nine month periods ended September 30, 2026 and 2025.

Liquidity and Capital Resources

Capital Resources: As of September 30, 2026, we had cash and cash equivalents of $9,192,134, a decrease of $11,958,079 from $21,150,213 as of December 31, 2025.

As of September 30, 2026, we had current assets of $14,672,764 compared to current liabilities of $4,502,303 which resulted in a positive working capital position of $10,170,461. As of December 31, 2025, we had a positive working capital position of $22,307,525. Our current liabilities are comprised principally of accounts payable, accrued expenses, and operating lease right-of-use liabilities.

Summary of Cash Flows:

The following table summarizes our select cash flows for the nine months ended:

	September 30,	September 30,
	2026	2025
Net Cash Provided by (Used in)
Operating Activities	$(18,848,154)	$ (13,234,835)
Investing Activities	(3,148,741)	(2,090,434)
Financing Activities	10,038,816	19,747,292

During the nine months ended September 30, 2026, we used $18,848,154 of cash for operating activities, an increase of $5,613,319 from the comparable 2025 period. Net changes in working capital items were $537,295 for the nine months ended September 30, 2026, with the largest factors resulting from a $1,308,665 decrease in trade accounts and other receivables; offset by a $363,508 decrease in trade accounts payables and accrued expenses and a $348,185 increase in prepaid expenses and other assets. For the nine months ended September 30, 2025, we used a total of $13,234,835 in cash for operating activities.

During the nine months ended September 30, 2026, we used $3,148,741 of cash for investing activities, which included: $2,687,934 in manufacturing equipment and tooling, primarily for additional waveguide manufacturing equipment, and $460,807 in patent and trademark expenditures. For the nine months ended September 30, 2025, we used a total of $2,090,434 in cash for investing activities.

During the nine months ended September 30, 2026, we received $10,038,816 from financing activities, which included $10,153,739 in net proceeds from sales of common stock under our ATM program less $114,923 in Series B Preferred Stock dividend payments. For the nine months ended September 30, 2025, we received $19,747,292 from financing activities.

As of September 30, 2026, the Company does not have any current or long-term debt obligations outstanding.

In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). Through March 31, 2026, the Company had paid approximately $190,000 related to IEEPA tariffs for the purchase of fixed assets and components included in the costs of sales. However, significant uncertainty remains regarding the ultimate availability, timing, and magnitude of potential refunds due to a phased administrative process, ongoing litigation, and potential appeals. Consequently, as of September 30, 2026, the Company has not recorded a receivable, asset, or gain for any unrefunded amounts because recovery of these is not considered "probable" or "reasonably estimable" under the loss recovery model of ASC 410-30 and ASC 450, with potential refunds currently treated as unrecognized gain contingencies. For the three and nine months ended September 30, 2026, the Company received refunds totaling $57,924 and $84,078, respectively, and has recognized the refunds as a reduction of cost of goods sold.

The Company incurred net losses of $23,086,207 for the nine months ended September 30, 2026; $32,273,128 for the year ended December 31, 2025; and $73,538,157 for the year ended December 31, 2024. The Company had net cash outflows from operations of $18,848,154 for the nine months ended September 30, 2026; $18,789,272 for the year ended December 31, 2025; and $23,739,372 for the year ended December 31, 2024. As of September 30, 2026, the Company had an accumulated deficit of $423,057,117.

The Company’s cash requirements going forward are primarily for funding operating losses, research and development, working capital and investments in fixed assets, patents, and trademarks. Our cash requirements related to funding operating losses depend upon numerous factors, including new product development activities, our ability to commercialize our products, our products’ timely market acceptance, selling prices and gross margins, and other factors. Historically, the Company has met its cash needs primarily through the sale of equity securities. The Company will need to grow its business significantly to become profitable and self-sustaining on a cash flow basis or it will be required to cut its operating costs significantly or raise new equity and/or debt capital.

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

Management’s plans concerning these matters and managing our liquidity include, among other things:

●	Delaying or curtailing discretionary and non-essential operating expenses and investments in fixed assets not related to near-term product and manufacturing needs and reducing other investing activities for the remainder of our 2026 and 2027 fiscal years;
●	The expected gross margin contributions once we are successful in securing volume manufacturing and sales of waveguides from our newly expanded waveguide manufacturing plant, particularly to new Smart Glasses ODM/OEM customers and future CPO AI data center customers; and
●	Continued pursuit of licensing and strategic opportunities around our waveguide for imaging and CPO applications and other waveguide technologies with potential ODMs/OEMs, which may include the receipt of upfront licensing fees and on-going supply agreements.

The Company has historically raised capital through the sale of equity securities. The Company filed a Registration Statement on Form S-3 that became effective in May 2024, which included an initial sales agreement prospectus for the issuance and sale of up to $50,000,000 of our common stock from time to time under this sales agreement with an investment bank in an “at the market” offering. Subsequently, in August 2026, the Company entered into a new sales agreement with the same investment bank for the issuance of up to $100,000,000 of our common stock and all remaining unused issuance under the prior sales agreement, totaling $16,330,382, were terminated.Since May 2024, the Company has raised $32,978,341, net of broker expenses, including $10,512,048 during the nine months ended September 30, 2026, under these sales agreements.

Management will continue to utilize the available “at the market” facility noted above to satisfy obligations as they become due, as well as, monitor the capital markets on an ongoing basis and may consider raising capital under other programs if favorable market conditions develop. If the Company needs to raise capital for additional liquidity, the Company may pursue additional equity financings, further curtail expenses, or enter into one or more strategic transactions. However, management can make no assurance that the Company will be able to successfully complete any of the aforementioned pursuits on terms acceptable to the Company, or at all.

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

Forward-Looking Statements

This quarterly report includes forward-looking statements within the meaning of the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include, but are not limited to, statements concerning:

●	trends in our operating expenses, including personnel costs, research and development expense, sales and marketing expense, and general and administrative expenses;
●	the effect of competitors and competition in our markets;
●	our wearable Smart Glasses products and their market acceptance and future potential;
●	our ability to develop, timely introduce, and effectively manage the introduction of new products and services or improve our existing products and services;
●	expected technological advances by us or by third parties and our ability to leverage them;
●	our ability to attract and retain customers;
●	our ability to accurately forecast consumer demand and adequately manage our inventory;
●	our ability to deliver an adequate supply of product to meet demand;
●	our ability to maintain and promote our brand and expand brand awareness;
●	our ability to detect, prevent, or fix defects in our products;
●	our reliance on third-party suppliers, contract manufacturers and logistics providers and our limited control over such parties;
●	trends in revenue, costs of revenue, and gross margin and our possible or assumed future results of operations;
●	our ability to attract and retain highly skilled employees;
●	the impact of foreign currency exchange rates;
●	the effect of future regulations;
●	the sufficiency of our existing cash and cash equivalent balances and cash flow from operations to meet our working capital and capital expenditure needs for at least the next twelve (12) months; and
●	general market, political, economic, business and public health conditions.

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

Item 3.Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has performed an evaluation of the effectiveness of our disclosure controls and procedures that are defined in Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation included consideration of the controls, processes, and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is properly recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at September 30, 2026.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities - none

Purchase of Equity Securities: - none

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

Not Applicable

Item 5.Other Information

During the fiscal quarter ended September 30, 2026, no Section 16 director or officer adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K of the Exchange Act).

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended September 30, 2026 by our directors and Section 16 officers.

Item 6.Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Inline XBRL Document set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

** Furnished herewith

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VUZIX CORPORATION

Date: November 12, 2026	By:	/s/ Paul Travers
Paul Travers
President, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Grant Russell
Grant Russell
Executive Vice President and Chief Financial
Officer
(Principal Financial and Accounting Officer)